Form 10-Q
period 1997-03-31
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 1997-05-15
CIK 1027974

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1997
                                  --------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from
                              -----------------------------------------------

                       Commission File Number 000-21949


------------------------------------------------------------------------------
                        PACIFICARE HEALTH SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                             95-4591529
    (State or other jurisdiction of    (IRS Employer Identification Number)
    incorporation or organization)

                   5995 Plaza Drive, Cypress, California 90630-5028
             (Address of principal executive offices, including zip code)

         (Registrant's telephone number, including area code) (714)  952-1121
------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----
As of April 30, 1997, there were 14,780,248 shares of the Registrant's Class A Common Stock, par value $0.01 per share, outstanding, and 26,933,507 shares of Class B Common Stock, par value $0.01 per share, outstanding.

Part 1:  FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS


PacifiCare Health Systems, Inc.
Condensed Consolidated Balance Sheets (unaudited)
------------------------------------------------------------------------------
(Amounts in thousands,                         March 31,      December 31,
except per share data)                            1997            1996
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Assets
Current assets:
   Cash and equivalents                        $  228,915     $  367,748
   Marketable securities                          776,845        594,734
   Receivables, net                               348,461        156,212
   Talbert rights offering receivable              59,598              -
   Assets held for sale                            34,587              -
   Prepaid expenses and other                      23,382          8,876
   Deferred income taxes                          108,516         54,745
------------------------------------------------------------------------------
     Total current assets                       1,580,304      1,182,315
------------------------------------------------------------------------------

Property, plant and equipment, net                218,330         91,239
Marketable securities - restricted                130,121         35,399
Goodwill and other intangible assets, net       2,756,557        227,422
Other assets                                       43,943         25,097
------------------------------------------------------------------------------
                                             $  4,729,255   $  1,561,472
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities:
   Medical claims and benefits payable         $  655,700     $  278,800
   Accounts payable and accrued liabilities       555,553        162,882
   Unearned premium revenue                        42,786        256,416
   Long-term debt due within one year               1,019          1,511
------------------------------------------------------------------------------
     Total current liabilities                  1,255,058        699,609
------------------------------------------------------------------------------
Long-term debt due after one year               1,141,497          1,370
Deferred income taxes                             154,264              -
Other liabilities                                  75,743              -
Minority interest                                     375            391
Shareholders' equity:
   Preferred shares, par value $0.01 per
      share; 40,000 shares authorized;
      10,517 shares of Series A Convertible
      Preferred Stock issued and outstanding
      at March 31, 1997 ($262,927 aggregate
      liquidation value)                              105              -
   Class A common shares, par value $0.01 per
      share; 100,000 shares authorized; 14,780
      and 12,380 issued and outstanding
      at March 31, 1997 and December 31, 1996,
      respectively                                    148            124
   Class B common shares, par value $0.01 per
      share; 100,000 shares authorized;
      26,920 and 18,922 issued and
      outstanding at March 31, 1997 and
      December 31, 1996, respectively                 269            189
   Additional paid-in capital                   1,580,580        373,405
   Unrealized (losses) gains on available-
      for-sale securities, net of taxes            (4,307)         3,451
   Retained earnings                              525,523        482,933
------------------------------------------------------------------------------
     Total shareholders' equity                 2,102,318        860,102
------------------------------------------------------------------------------
                                             $  4,729,255   $  1,561,472
------------------------------------------------------------------------------
------------------------------------------------------------------------------

See accompanying notes.

PacifiCare Health Systems, Inc.
Consolidated Statements of Income (unaudited)
------------------------------------------------------------------------------
                                                 Three months ended
                                                     March 31,
(Amounts in thousands,                        ------------------------
except per share data)                           1997           1996
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Revenue:
   Commercial premiums                         $  756,927     $  467,742
   Government premiums (Medicare
     and Medicaid)                              1,074,995        678,236
   Other income                                    11,681         11,192
------------------------------------------------------------------------------

     Total operating revenue                    1,843,603      1,157,170
------------------------------------------------------------------------------

Expenses:
Health care services:
   Commercial services                            629,793        385,396
   Government services                            917,862        579,731
------------------------------------------------------------------------------

     Total health care services                 1,547,655        965,127
------------------------------------------------------------------------------

Marketing, general and
   administrative expenses                        214,514        147,771
Amortization of goodwill and
   intangible assets                               10,319          2,307
------------------------------------------------------------------------------

Operating income                                   71,115         41,965
Interest income                                    17,685         12,212
Interest expense                                   (9,719)          (829)
------------------------------------------------------------------------------
Income before income taxes                         79,081         53,348
Provision for income taxes                         35,587         21,479
------------------------------------------------------------------------------
Net income                                      $  43,494      $  31,869
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Weighted average common shares and
   equivalents outstanding used to calculate
   earnings per share                              38,981         31,758
------------------------------------------------------------------------------
Earnings per share                                $  1.12        $  1.01
------------------------------------------------------------------------------
------------------------------------------------------------------------------

See accompanying notes.

PacifiCare Health Systems, Inc.
Consolidated Statements of Cash Flows (unaudited)
------------------------------------------------------------------------------
                                                    Three months ended
                                                         March 31,
                                                -------------------------
(Amounts in thousands)                              1997           1996
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Operating activities:
   Net income                                    $  43,494      $  31,869
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Amortization of goodwill and intangible
         assets                                     10,319          2,307
      Depreciation and amortization                  9,141          5,787
      Loss on disposal of property, plant
         and equipment                               2,966             64
      Provision for doubtful accounts                1,690            (63)
      Deferred income taxes                            911            570
      Changes in assets and liabilities, net
          of effects from acquisitions:
        Accounts receivable                        (27,234)       (24,969)
        Prepaid expenses and other assets           (6,205)        (2,799)
        Medical claims and benefits payable        (29,000)        10,629
        Accounts payable and accrued
          liabilities                               31,857         (3,428)
        Unearned premium revenue                  (213,630)      (184,133)
------------------------------------------------------------------------------

      Net cash flows used in operating
        activities                                (175,691)      (164,166)
------------------------------------------------------------------------------

Investing activities:
   Acquisitions, net of cash acquired             (980,646)        (5,695)
   Sale of marketable securities                    57,862          5,563
   Purchase of property, plant and equipment        (8,673)        (5,673)
   Sale (purchase) of marketable
     securities - restricted                           393           (140)
------------------------------------------------------------------------------

      Net cash flows used in investing
         activities                               (931,064)        (5,945)
------------------------------------------------------------------------------

Financing activities:
   Proceeds from long-term borrowing, net
     of expenses                                 1,105,639              -
   Principal payments on long-term debt            (99,725)        (1,776)
   Capitalization of Talbert                       (67,000)             -
   Proceeds from issuance of common stock           29,912          4,804
   Cash dividends paid to preferred
      shareholders                                    (904)             -
------------------------------------------------------------------------------

      Net cash flows provided by financing
        activities                                 967,922          3,028
------------------------------------------------------------------------------

Net decrease in cash and equivalents              (138,833)      (167,083)
Beginning cash and equivalents                     367,748        357,290
------------------------------------------------------------------------------

Ending cash and equivalents                     $  228,915     $  190,207
------------------------------------------------------------------------------
------------------------------------------------------------------------------

See accompanying notes.

PacifiCare Health Systems, Inc.
Consolidated Statements of Cash Flows (unaudited)
------------------------------------------------------------------------------
                                                 Three months ended
                                                      March 31,
                                               --------------------------
(Amounts in thousands)                             1997           1996
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Supplemental cash flow information
  Cash paid during the period for:
    Income taxes                                $  45,092      $  32,227
    Interest                                     $  2,437         $  554
------------------------------------------------------------------------------

Supplemental schedule of noncash investing
   and financing activities:
     Tax benefit realized upon exercise of
       stock options                            $  14,858       $  1,592
     Compensation awarded in Class B
       Common Stock                             $     721       $  1,161
     Leases capitalized                         $       -       $     35
------------------------------------------------------------------------------

Details of businesses acquired in
   purchase transactions:
     Fair value of assets acquired           $  3,384,154       $  9,209
     Liabilities assumed or created            (1,194,988)        (2,034)
     Preferred and common consideration        (1,161,893)             -
------------------------------------------------------------------------------
     Cash paid                                  1,027,273          7,175
     Cash acquired                                (46,627)        (1,480)
------------------------------------------------------------------------------
     Net cash paid for acquisitions            $  980,646       $  5,695
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Details of unrealized losses on
   available-for-sale securities, net of
   acquisition:
     Decrease in marketable securities          $  (7,530)     $  (8,674)
     Decrease in deferred taxes                     2,882          3,251
------------------------------------------------------------------------------
     Decrease in shareholders' equity           $  (4,648)     $  (5,423)
------------------------------------------------------------------------------
------------------------------------------------------------------------------

See accompanying notes.

                        PACIFICARE HEALTH SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997

                                  (unaudited)

NOTE 1 - BASIS OF PRESENTATION

    PacifiCare Health Systems, Inc., formerly N-T Holdings, Inc. (the "Company"), is one of the leading health care services companies in the United States, serving approximately four million members in the commercial, Medicare and Medicaid lines of business. On February 27, 1997, the Company's board of directors approved a change in its fiscal year end from September 30 to December 31. Accordingly, the Company's current year will end on December 31, 1997. The Company will include audited financial statements for the October 1, 1996 to December 31, 1996 transition period in its Annual Report on Form 10-K for the year ended December 31, 1997.

    The interim condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 1996 Annual Report on Form 10-K/A, filed with the SEC in January 1997, and the interim condensed consolidated financial statements included in the Company's December 31, 1996 Transition Report on Form 10-Q/A, filed with the SEC in February 1997.

    In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company with respect to the interim condensed consolidated financial statements, and the consolidated results of its operations and its cash flows for the interim periods then ended, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year. Certain prior period amounts in the accompanying unaudited condensed consolidated financial statements have been reclassified to conform to the 1997 presentation.

NOTE 2- ACQUISITIONS AND DISPOSITIONS

    The acquisition of FHP International Corporation ("FHP") by the Company was consummated on February 14, 1997. As a result, PacifiCare Operations, Inc. (formerly PacifiCare Health Systems, Inc.) and FHP are each direct, wholly owned subsidiaries of the Company. Pursuant to the acquisition, each outstanding share of FHP common stock (41,737,627 shares) was exchanged for $17.50 in cash, 0.056 shares of the Company's Class A Common Stock and 0.176 shares of the Company's Class B Common Stock. Each outstanding share of FHP's preferred stock (21,034,163 shares) was exchanged for $14.113 in cash and one-half of one share of the Company's Series A Cumulative Convertible Preferred Stock (the "Series A Preferred"). Further, on April 21, 1997, the Talbert Rights Offering commenced and Talbert rights were distributed to former FHP common and preferred shareholders (see Note 3 - Talbert Rights Offering). In connection with the acquisition of FHP, the Company issued 2,337,306 shares of Class A Common Stock, 7,345,822 shares of Class B Common Stock and 10,517,081 shares of Series A Preferred (see Note 6 - Shareholders' Equity).

    The acquisition has been accounted for as a purchase. Total consideration, including transaction costs, of approximately $2.2 billion has been preliminarily allocated to the assets acquired and liabilities assumed based on estimates of their fair values. The purchase price allocation is based on currently available information which may be adjusted upon completion of the final valuation of FHP's assets and liabilities. The preliminary fair value estimates of the assets acquired and liabilities assumed were $0.9 billion and $1.2 billion, respectively. A total of $2.5 billion, net of related deferred taxes, representing the excess of the purchase price over the estimated fair values of the net assets acquired, has been preliminarily allocated to goodwill and other acquired intangible assets and is being amortized over a four to 40-year period.

    The Company sold the outstanding common stock of its Florida subsidiary on February 21, 1997. The sales price, which approximated the net book value, totaled $9 million. The terms of the sale agreement included a put option requiring the Company to repurchase the subsidiary for $6 million if certain regulatory approvals are not received from the state of Florida by January 1998.

    The Company's consolidated results of operations include FHP from February 14, 1997 and its Florida subsidiary through February 21, 1997. The pro forma information below presents combined results of operations as if the acquisition, as well as the sale of the Company's Florida subsidiary, had occurred at the beginning of 1996. The pro forma information reflects adjustments which include interest expense related to the assumed financing of the cash consideration paid for the acquisition; amortization of goodwill and other acquired intangible assets; costs associated with the integration of FHP's operations into those of the Company; the reversal of certain contingency expenses recognized that would be adjusted for in purchase accounting; and conformity of FHP's accounting policies with the Company's. No adjustment has been made to give effect to any synergies which may be realized as a result of the acquisition. The Company is performing a reveiw of its managed care operations, cost structures and information technology services, and has not yet fully estimated the costs associated with the integration of FHP's operations. The Company anticipates that it will incur costs to integrate and restructure its operations, which may result in a restructuring charge in a future period.

------------------------------------------------------------------------------
(Unaudited)                                       Three months ended
                                                       March 31
                                              ---------------------------
(In thousands, except per share amounts)          1997           1996
------------------------------------------------------------------------------

Total operating revenue                        $2,396,482     $2,202,938
Pretax income                                  $   69,501     $   69,671
Net income                                     $   35,243     $   34,661
Earnings per share                             $     0.77     $     0.76
------------------------------------------------------------------------------

NOTE 3 - TALBERT RIGHTS OFFERING

    The terms of the FHP acquisition required FHP to contribute $67 million to Talbert Medical Management Corporation, a wholly owned subsidiary of FHP, which increased its net worth to approximately $60 million on February 14, 1997.
Also at that time, FHP sold its investment in Talbert Medical Management Holdings Corporation ("Talbert") in exchange for a $60 million non-recourse promissory note and rights to purchase shares of Talbert common stock.

    On April 21, 1997, Talbert commenced its rights offering and Talbert rights were distributed to former FHP shareholders. Per the terms of the FHP acquisition, the former FHP shareholders were entitled to receive one Talbert right for each 21.19154 shares of FHP common stock and one Talbert right for each 26.27752 shares of FHP preferred stock. Holders of Talbert rights may purchase one share of Talbert common stock for each Talbert right for the subscription price of $21.50 per share. Holders of Talbert rights will be entitled to subscribe for all, or any portion of, the shares of Talbert common stock underlying their Talbert rights through May 20, 1997, as well as to subscribe for any unallocated additional shares. Proceeds from the exercise of the Talbert rights, to the extent subscribed, will be used to repay the note to FHP. To the extent that the Talbert rights are not fully subscribed, the note will be repaid by issuance of the underlying shares of Talbert common stock to FHP.
The Company expects the Talbert Rights Offering to be fully subscribed because the trading price of the Talbert rights from April 21, 1997 to May 9, 1997 has ranged from $13.63 to $20.50 per share. There can be no assurance that the Talbert Rights Offering will be partially or fully subscribed.

NOTE 4 - ASSETS HELD FOR SALE

    The Company intends to sell certain acquired FHP real estate, managed care operations and certain specialty products. For financial reporting purposes, the assets and liabilities attributable to these pending dispositions have been stated at the lower of cost or net realizable value, and have been classified in the accompanying unaudited condensed consolidated balance sheet as of March 31, 1997 as assets held for sale. Because management presently expects the dispositions to occur within one year, such assets have been classified as current. Net losses from February 14, 1997 through March 31, 1997 from the FHP assets held for sale totaled $4 million. These losses have been accounted for as an adjustment to the net assets acquired and are excluded from the unaudited consolidated statement of income for the three months ended March 31, 1997.

NOTE 5 - LONG-TERM DEBT AND INTEREST-RATE SWAPS

    The Company borrowed $1.1 billion under its credit facility in February 1997. The cash was used to pay $1.0 billion in cash consideration to former holders of FHP common and preferred stock (see Note 2 - Acquisitions and Dispositions), $67 million to capitalize Talbert through the Company's FHP subsidiary and repay $19 million in outstanding debt held by FHP. During March 1997, the Company repaid $80 million of its borrowings under the credit facility, resulting in $1.0 billion outstanding as of March 31, 1997. Interest under the credit facility is presently based on the London Interbank Offering Rate ("LIBOR") plus a spread. The credit facility contains various covenants usual for financing of this type, including a minimum net worth requirement, a minimum fixed charge requirement and leverage ratios. At March 31, 1997, the Company was in compliance with all such covenants.

    On February 14, 1997, the Company assumed $100 million senior notes of FHP (the "FHP Notes") by entering into a supplemental indenture with The Chase Manhattan Bank. The FHP Notes carry an interest rate of seven percent, are payable semiannually and mature on September 15, 2003.

    The Company has entered into interest-rate swap agreements to manage interest costs and limit exposure to changing interest rates on borrowings under its credit facility. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on swap agreements is recognized as an adjustment of interest expense. The average fixed interest rate paid by the Company on the existing swap agreements is approximately six percent, covering $350 million of borrowings under the credit facility. The swap agreements, which were implemented through seven banks, have an average remaining life of 1.5 years. Certain of the swap agreements terminate automatically if the floating rate or LIBOR exceeds seven percent over a specified three-month period.

NOTE 6 - SHAREHOLDERS' EQUITY

    The Company's Certificate of Incorporation provides for authorized capital stock of 100,000,000 shares each of Class A Common Stock and Class B Common Stock, and 40,000,000 shares of Preferred Stock, each with a par value of $0.01 per share. The Preferred Stock authorized includes 11,000,000 authorized shares of Series A Preferred.

    On February 14, 1997, each outstanding share of PacifiCare Operations, Inc.'s Class A and Class B Common Stock, par value $0.01 per share, was exchanged for one share of the Company's Class A and Class B Common Stock, respectively. Shares of the Company's Class A and Class B Common Stock and Series A Preferred were issued in connection with the FHP acquisition as described in Note 2 - Acquisitions and Dispositions.

    Each share of Series A Preferred entitles its owner to convert it at any time to 0.374 shares of Class B Common Stock, assuming no unpaid accrued dividends in arrears. Series A Preferred shareholders also have a preference of $25.00 per share over the Common Stock in the event of involuntary or voluntary liquidation. Dividends on the Series A Preferred accrue at an annual rate of $1.00 per share, are cumulative and payable quarterly in arrears when, as and if declared by the board of directors. In March 1997, the Company made a one-time special quarterly dividend payment, as required by the Certificate of Incorporation and pursuant to the acquisition of FHP, which included a proration of dividends payable on the Company's Series A Preferred from February 15, 1997 through March 15, 1997 totaling $0.9 million in the aggregate or $0.086 per share. Unpaid cumulative dividends earned were $0.4 million on the 10,517,081 Series A Preferred shares outstanding at March 31, 1997.

    On or after June 17, 1998, Series A Preferred may be redeemed at the option of the Company for cash plus unpaid dividends. The redemption price ranges from 103 percent to 100 percent of the stated value of Series A Preferred, or $25.00 per share, in one-half percent decrements for each successive anniversary of June 17, 1998 through 2004. Series A Preferred ranks senior to Class A and B Common Stock with respect to dividend and liquidation rights, and holders of Series A Preferred generally have no voting rights; however, there are certain exceptions including the right to elect two additional directors if the equivalent of six quarterly dividends payable on the Series A Preferred are in default.

NOTE 7 - CONTINGENCIES

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

    As discussed in FHP's December 31, 1996 Quarterly Report on Form 10-Q, Memorial Health Services filed a demand for arbitration against a subsidiary of FHP. The Company is in final discussions and expects this matter to be negotiated satisfactorily; any amounts resulting from the settlement are not expected to be materially different from those already provided in purchase accounting for the FHP acquisition (see Note 2 - Acquisitions and Dispositions).

NOTE 8 - EARNINGS PER SHARE

    Earnings per share were computed by dividing net income by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding includes the dilutive effect of stock options using the average market price and assuming the conversion of Series A Preferred, which are considered to be common stock equivalents, to common shares. Fully diluted earnings per share assume the maximum dilution that would have resulted from the exercise of stock options. There is not a material difference between primary and fully diluted earnings per share.

Part I:  FINANCIAL INFORMATION

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents HMO membership data by state and by consumer type as of the dates indicated.



                                 AT MARCH 31, 1997                               AT MARCH 31, 1996

                                       Government                                   Government
                                      (Medicare &                                  (Medicare &
MEMBERSHIP DATA         Commercial      Medicaid)          Total     Commercial      Medicaid)          Total
---------------------------------------------------------------------------------------------------------------

Arizona                    101,692         88,364        190,056             -              -              -
California               1,693,662        633,537      2,327,199        925,858        403,661      1,329,519
Colorado                   275,497         47,329        322,826              -              -              -
Florida                          -              -              -         50,377          4,915         55,292
Guam                        42,846              -         42,846              -              -              -
Illinois                    58,613          3,455         62,068              -              -              -
Nevada                      40,051         22,786         62,837              -              -              -
New Mexico                  38,170         17,855         56,025              -              -              -
Ohio                        55,157          8,390         63,547              -              -              -
Oklahoma                   115,050         24,908        139,958        111,766         22,352        134,118
Oregon                     116,146         39,931        156,077        107,922         43,988        151,910
Texas                      136,995         68,926        205,921         98,987         55,624        154,611
Utah                       155,833         32,570        188,403              -              -              -
Washington                  96,208         52,678        148,886         87,109         46,839        133,948
---------------------------------------------------------------------------------------------------------------
Total membership         2,925,920      1,040,729      3,966,649      1,382,019        577,379      1,959,398
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------


                                                  Three months ended
                                                      March 31,
                                                 -----------------------
OPERATING STATISTICS                               1997           1996
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Medical loss ratio (health care services
  as a percent of premium revenue)
        Consolidated                                84.5%          84.2%
        Commercial                                  83.2%          82.4%
        Government (Medicare and Medicaid)          85.4%          85.5%

Marketing, general and administrative expenses
 as a percent of operating revenue                  11.6%          12.8%

Operating income as a percent of operating revenue   3.9%           3.6%

Effective tax rate                                  45.0%          40.3%
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                        Three Months Ended March 31, 1997
                                  Compared to the
                        Three Months Ended March 31, 1996

RESULTS OF OPERATIONS

    The following discussion includes FHP's results of operations from February 14, 1997. Compared to FHP's historical financial statements, there have been presentation changes in the consolidation with the Company including classifying certain medical management costs as marketing, general and administrative expenses and excluding these amounts from health care costs. In addition, there have been conforming changes to FHP's definition of members.
FHP Medicaid membership has been reclassified from commercial to government. Moreover, the Company has excluded self-funded members totaling approximately 33,000 members and is reporting Medicare members consistent with the Health
Care Financing Administration ("HCFA") premium payments, a difference totaling approximately 1,800 members, which resulted in a decrease of 34,800 members previously reported.

    Total operating revenue increased 59 percent to $1.8 billion for the three months ended March 31, 1997 from $1.2 billion for the same period in the prior year. FHP contributed 77 percent of the increase, while enrollment gains in the HMOs' commercial and government programs, as well as increases in premium rates, contributed 22 percent of the increase in total operating revenue. Primarily as a result of the FHP acquisition, total membership increased 102 percent to approximately four million HMO members at
March 31, 1997 compared to March 31, 1996.   The Company's specialty managed
care products and services contributed the remainder of the increase in operating revenue.

    FHP contributed $243 million of a $290 million increase in commercial premiums for the three months ended March 31, 1997 as compared to the same period in the prior year. Excluding the effects of the FHP acquisition, commercial membership growth combined with increases in commercial premium rates averaging two percent contributed $40 million to the increase in commercial premiums. The Company's specialty managed care products and services contributed the remainder of the increase.

    As a result of the FHP acquisition, the Company acquired approximately
1.5 million commercial members. Net of the FHP acquisition, growth in commercial HMO membership for the three months ended March 31, 1997 was approximately six percent compared to 30 percent for the three months ended March 31, 1996, reflecting the loss of the Florida commercial membership and the Company's more disciplined product pricing.

    Government premiums rose $397 million to $1.1 billion for the three months ended March 31, 1997 from $678 million in the same period of fiscal year 1996, with $286 million contributed by FHP. On January 1, 1997, the Company received average premium rate increases from HCFA averaging over six percent. Government premium rates also increased as a result of the Company's exit of its Medicaid lines of business in Florida and Oregon, offset slightly by reductions in member paid supplemental premiums in several of the Company's markets. These premium rate increases contributed an additional $76 million of premiums. Enrollment gains in the Medicare programs, net of acquisition membership, accounted for an additional nine percent of the increase in government premiums. At March 31, 1997, FHP government members totaled approximately 439,000.

    The increase in the commercial medical loss ratio for the three months ended March 31, 1997 as compared to the same period in the prior year was primarily due to the acquisition of FHP, whose provider contracts yield a higher commercial medical loss ratio. Net of the FHP acquisition, the Company experienced increases in out of area health care services and increased prescription drug utilization. These increases were slightly offset by continued improved performance in the Company's PPO, indemnity and other specialty managed care products and services.

    The medical loss ratio in the government programs remained relatively consistent with the same period in the prior year. This consistency largely reflects the acquisition of FHP, which had lower medical loss ratios through lower provider reimbursements. Lower health care costs as a result of the FHP acquisition combined with premium rate increases, and the wind down of the Medicaid business, were offset by enhanced prescription drug benefits provided to enrollees and lower member paid supplemental premiums.

    Marketing, general and administrative expenses increased $67 million to $215 million for the three months ended March 31, 1997 from $148 million for the same period in fiscal year 1996. As a percentage of operating revenue, marketing, general and administrative expenses for the three months ended March 31, 1997 decreased approximately one percent as compared to the same period in the prior year. The decrease was primarily due to delays in staffing in addition to FHP marketing and other administrative expenditures, as well as continued administrative efficiencies allowing the Company to control its overhead.

    Net interest income declined approximately $3 million compared to the same period in the prior year due primarily to increased borrowings under the Company's credit facility to finance the FHP acquisition.

    The goodwill established in the acquisition of FHP is not deductible for income tax purposes. Therefore, the effective income tax rate for the quarter ended March 31, 1997 was 45 percent, an increase from the same period in the prior year.

    Net income increased $12 million to $43 million for the quarter ended March 31, 1997 compared to the same period in the prior fiscal year. While net income increased 37 percent, the impact of the equity securities issued to acquire FHP diluted the increase in earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and equivalents plus its current marketable securities increased $43 million to $1.0 billion at March 31, 1997 from $962 million at December 31, 1996, due primarily to the acquisition of FHP. Cash flows provided by operations, excluding the impact of the January 1997 advance Medicare payment from HCFA, was $38 million and is primarily attributable to results of operations.

    The Company borrowed $1.1 billion under its credit facility in February 1997. The cash was used to pay $1.0 billion in cash consideration to former holders of FHP common and preferred stock (see Note 2 - Acquisitions and Dispositions), to capitalize Talbert with $67 million (see Note 3 - Talbert Rights Offering) and to repay $19 million in outstanding debt held by FHP.
In March 1997, the Company repaid $80 million of its borrowings under the credit facility, resulting in $1.0 billion outstanding as of March 31, 1997. In February 1997, the Company assumed the FHP Notes by entering into a supplemental indenture with The Chase Manhattan Bank. The FHP Notes carry an interest rate of seven percent, are payable semiannually, and mature on September 15, 2003 (see Note 5 - Long-Term Debt).

    The Company has entered into interest-rate swap agreements to manage interest costs and limit exposure to changing interest rates on borrowings under its credit facility. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on swap agreements is recognized as an adjustment of interest expense. The average fixed interest rate paid by the Company on the existing swap agreements is approximately six percent, covering $350 million of borrowings under the credit facility. The swap agreements, which were implemented through seven banks, have an average remaining life of 1.5 years. Certain of the swap agreements terminate automatically if the floating rate or LIBOR exceeds seven percent over a specified three-month period.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," ("SFAS No. 128") which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. SFAS No. 128 requires the presentation of basic earnings per share which excludes the dilutive effect of stock options. In addition, SFAS No. 128 requires calculation and presentation of dilutive earnings per share. The impact of SFAS No. 128 on the calculation of primary and fully diluted earnings per share for the quarters ended March 31, 1997 and March 31, 1996 is not expected to be material.

FORWARD LOOKING INFORMATION UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements to encourage companies to provide prospective information about themselves without fear of litigation so long as those statements are identified as forward looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statements. The statements contained in this section, and throughout the document, are based on current expectations. These statements are forward looking and actual results may differ materially from those projected in the forward looking statements, which statements involve risks and uncertainties. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends. Shareholders are also directed to the other risks discussed in other documents filed by the Company with the SEC including those specified below.

    MEMBERSHIP GROWTH. The Company's membership growth is expected to moderate in 1997 in both the commercial and government programs. As competition continues to increase and the Company shifts its emphasis from one of rapid growth to improved margin performance, it expects to see a slow-down in membership growth or possible declines in some markets. An unforeseen loss of profitable membership could have a material adverse effect on the Company. Factors which could contribute to the loss of membership include, without limitation, the integration of the Company and FHP, the exit of the Medicaid line of business, the sale of certain acquired FHP managed care operations, failure to obtain new customers or to retain existing customers, reductions in workforce by existing customers, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives or key employees or denial of accreditation by independent quality accrediting agencies.

    HEALTH CARE PROVIDER CONTRACTS. The Company's profitability depends, in part, on its ability to maintain effective control over health care costs while providing members with quality care. Securing cost effective contracts with existing and new physician groups is more difficult due to increased competition and minimal or no commercial premium rate increases. The negotiation of provider contracts, generally as of January 1, may be impacted by adverse state and federal legislation and regulation discussed below. Factors which could impact the Company's ability to secure contracts with providers include the inability to renegotiate contracts or entering into contracts with less cost-effective rates or terms of payment and factors affecting increased competition as discussed above.

    COMMERCIAL MEDICAL LOSS RATIO. The commercial medical loss ratio is expected to be slightly higher for the six months ended June 30, 1997 as the Company absorbs a full three months of the higher medical loss ratio from FHP in the second quarter. For the remainder of 1997, the Company expects the commercial medical loss ratio to be comparable or decrease slightly from the ratio experienced in the first three months of 1997. Health care costs should begin to slightly decrease through the continual negotiation of current provider contracts in all markets. Consolidating and renegotiating the commercial provider network contracts of the Company is expected to improve the medical loss ratio. The Company's strategic focus will be on improved product performance. Higher premium rates are anticipated to be offered with employer contract renewals, not only improving the commercial medical loss ratio through premium rates but also because unprofitable membership will not be pursued. While increased prescription drug costs are expected, these costs are anticipated to be offset due to the sale of the Florida subsidiary.

    GOVERNMENT MEDICAL LOSS RATIO. For the six months ended June 30, 1997, the medical loss ratio for the government programs is expected to be slightly lower than the three months ended March 31, 1997 as the Company realizes a full three months of the lower government medical loss ratio from FHP in the second quarter. For the remainder of the year the medical loss ratio is expected to remain stable as competitive pressures in the Medicare market, requiring enhanced benefits with lower supplemental premiums, offset HCFA rate increases, the disposition of the high cost Medicaid members and the lower acquired government medical loss ratio as a result of the FHP acquisition.

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

    MARKETING, GENERAL AND ADMINISTRATIVE SUPPORT INVESTMENTS. Marketing, general and administrative expenses as a percentage of operating revenue in 1997 are expected to be slightly lower than fiscal year 1996. The Company expects to realize synergies, which are expected to be partially offset by increased investments in information systems as the Company integrates the current FHP information systems and maintains and enhances its current competitive advantage in information technology. Although the Company anticipates that the acquisition of FHP will yield increased operating margins partly resulting from a combination of reductions in marketing, general and administrative expenses, there can be no assurance that the anticipated benefits and synergies will be obtained. The ability of the Company to realize the anticipated benefits and synergies is subject to the following additional uncertainties, among others: the ability to integrate the Company's and FHP's management and information systems, on a timely basis if at all; the ability to eliminate duplicative functions while maintaining acceptable performance levels; and the possibility that the integration of FHP will result in the loss of providers, employers, members or key employees of PacifiCare, FHP or their subsidiaries. The Company is performing a reveiw of its managed care operations, cost structure and information technology services, and has not yet fully estimated the costs associated with the integration of FHP's operations. The Company anticipates that it will incur costs to integrate and restructure its operations, which may result in a restructuring charge in a future period.

    OFFICE OF PERSONNEL MANAGEMENT CONTINGENCIES. The Company intends to negotiate with the OPM on all matters to attain a mutually satisfactory result. While there is no assurance that the negotiations will be concluded satisfactorily or that additional liability will not be incurred, management believes that any ultimate liability in excess of amounts accrued which could arise upon completion of the audits by OPM of the health plans would not materially affect the Company's consolidated financial position, results of operations or cash flows; however, such liability could be material to net income of a future quarter if resolved unfavorably (see Note 7 - Contingencies).

    LIQUIDITY AND CAPITAL RESOURCES. The Company believes that cash flows from operations, its credit facility, existing cash and equivalents and marketable securities and other financing sources will provide sufficient liquidity for operations in the foreseeable future. However, cash flows could be adversely affected by changes in interest rates causing an increase in interest expense and the fact that the Company will be subject to greater operating leverage due to its higher levels of indebtedness as a result of the acquisition of FHP. Additionally, should the credit facility be fully drawn, the Company's ability to make a payment on, or repayment of, its future obligations under the credit facility and the FHP Notes will be significantly dependent upon the receipt of funds from the Company's subsidiaries. These subsidiary payments represent fees for management services rendered by the Company to the subsidiaries and cash dividends by the subsidiaries to the Company. Nearly all of the subsidiaries are subject to HMO regulations or insurance regulations and may be subject to substantial supervision by one or more HMO or insurance regulators. Subsidiaries subject to regulation must meet or exceed various fiscal standards imposed by HMO or insurance regulations. These fiscal standards may, from time to time, impact the amount of funds that may be paid by subsidiaries to the Company.

    LEGISLATION AND REGULATION. The Company's success is significantly impacted by federal and state legislation and regulation. Actual results may differ materially from expected results discussed throughout this document because of adverse state and federal legislation and regulation. This includes limitations on premium levels; increases in minimum capital and reserves and other financial viability requirements; prohibition or limitation of capitated arrangements or provider financial incentives; benefit mandates (including mandatory length of stay and emergency room coverage) and limitations on the ability to manage care and utilization of any willing provider or pharmacy laws. It also includes adverse actions of governmental payors, including unilateral reduction of Medicare premiums payable; discontinuance of or limitation on governmentally funded programs and recovery by governmental payors of previously paid amounts; the inability to increase premiums or prospective or retroactive reductions to premium rates for federal employees; adverse regulatory determinations resulting in loss or limitations of licensure, and certification or contracts with governmental payors; delays by regulatory agencies in approval of merger of health plan licenses, consolidation of operations or other efforts to integrate FHP.

Part II. OTHER INFORMATION

Item 1:  Legal Proceedings

         None

Item 2:  Changes in Securities

         In connection with the acquisition of FHP, the Company issued approximately 10.5 million shares of its Series A Preferred Stock which has rights senior to those of the Company's Class A and Class B Common Stock. See Note 6 and the Company's Form 8-K/A filed with the SEC on April 11, 1997 for additional information.

Item 3:  Defaults Upon Senior Securities

         None

Item 4:  Submission of Matters to a Vote of Security Holders

         None

Item 5:  Other Information

         None

Item 6:  Exhibits and Reports

    a)   Exhibit Index

         Exhibit 3.01   Bylaws of the Company

         Exhibit 3.02   First Amendment to the Bylaws of the Company

         Exhibit 4.01 First Supplemental Indenture, dated as of February 14, 1997, by and among FHP International Corporation, PacifiCare Health Systems, Inc. and The Chase Manhattan Bank

         Exhibit 11A    Computation of Net Income per Share of Common Stock -
                        Primary

         Exhibit 11B Computation of Net Income per Share of Common Stock - Fully Diluted

         Exhibit 27     Financial Data Schedule (filed electronically)

    b) Forms 8-K were filed by the Registrant and its subsidiaries during the quarter ended March 31, 1997 as follows:


       Date                                Reporting Person                                  Description
---------------------------------------------------------------------------------------------------------------------------

   February 21, 1997               PacifiCare Operations, Inc., formerly       Acquisition of FHP International Corporation
                                      PacifiCare Health Systems, Inc.
   February 21, 1997               PacifiCare Health Systems, Inc.,            Acquisition of FHP International Corporation
                                      formerly N-T Holdings, Inc.
   February 21, 1997               FHP International Corporation               Acquisition of FHP International Corporation
   March 10, 1997                  PacifiCare Health Systems, Inc.             Disposition of PacifiCare of Florida, Inc.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        PACIFICARE HEALTH SYSTEMS, INC.
                                  (Registrant)



Date:         May 15, 1997        By:   /s/    Alan R. Hoops
        ----------------------          ----------------------------
                                               Alan R. Hoops
                                               President,
                                        Chief Executive Officer
                                              and Director


Date:         May 15, 1997        By:   /s/    Wayne B. Lowell
        ---------------------           ----------------------------
                                               Wayne B. Lowell
                                         Executive Vice President,
                                      Chief Administrative Officer and
                                          Chief Financial Officer