Form 10-Q
period 1997-06-30
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 1997-08-12
CIK 1027974

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549


                                      FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1997
                              -----------------------------------------

                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from
                              -----------------------------------------------

                        Commission File Number 000-21949






-----------------------------------------------------------------------------
                        PACIFICARE HEALTH SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                          95-4591529
    (State or other jurisdiction of    (IRS Employer Identification Number)
    incorporation or organization)


              3120 Lake Center Drive, Santa Ana, California 92704
          (Address of principal executive offices, including zip code)

    (Registrant's telephone number, including area code) (714)  825-5200
-----------------------------------------------------------------------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X    No
                                                  -------   ------

As of July 31, 1997, there were 14,786,116 shares of the Registrant's Class A Common Stock, par value $0.01 per share, outstanding, and 27,100,028 shares of Class B Common Stock, par value $0.01 per share, outstanding.

Part 1:  FINANCIAL INFORMATION


Item 1:  FINANCIAL STATEMENTS

PacifiCare Health Systems, Inc.
Condensed Consolidated Balance Sheets (unaudited)
------------------------------------------------------------------------------
(Amounts in thousands,                           June 30,      December 31,
except per share data)                             1997            1996
------------------------------------------------------------------------------
------------------------------------------------------------------------------


Assets
Current assets:
   Cash and equivalents                          $  238,661     $  367,748
   Marketable securities                            804,870        594,734
   Receivables, net                                 272,635        156,212
   Assets held for sale                              37,208             --
   Prepaid expenses and other                        25,415          8,876
   Deferred income taxes                            118,742         54,745
------------------------------------------------------------------------------
        Total current assets                      1,497,531      1,182,315
------------------------------------------------------------------------------
Property, plant and equipment, net                  202,829         91,239
Marketable securities - restricted                  147,491         35,399
Goodwill and other intangible assets, net         2,734,767        227,422
Other assets                                         21,413         25,097
------------------------------------------------------------------------------
                                               $  4,604,031   $  1,561,472
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities:
   Medical claims and benefits payable           $  702,500     $  278,800
   Accounts payable and accrued liabilities         443,290        162,882
   Unearned premium revenue                          42,192        256,416
   Long-term debt due within one year                   616          1,511
------------------------------------------------------------------------------
        Total current liabilities                 1,188,598        699,609
------------------------------------------------------------------------------
Long-term debt due after one year                 1,091,385          1,370
Deferred income taxes                               156,534             --
Other liabilities                                    31,726             --
Minority interest                                       375            391
Shareholders' equity:
   Preferred shares, par value $0.01 per share;
        40,000 shares authorized; 10,517 shares
        of Series A Convertible Preferred Stock
        issued and outstanding at June 30, 1997
        ($262,927 aggregate liquidation value)          105             --
   Class A common shares, par value $0.01 per
        share; 100,000 shares authorized; 14,786
        and 12,380 issued and outstanding at
        June 30, 1997 and December 31, 1996,
        respectively                                    148            124
   Class B common shares, par value $0.01 per
        share; 100,000 shares authorized; 27,099
        and 18,922 issued and outstanding at
        June 30, 1997 and December 31, 1996,
        respectively                                    271            189
   Additional paid-in capital                     1,593,239        373,405
   Unrealized gains on available-for-sale
        securities, net of taxes                        760          3,451
   Retained earnings                                540,890        482,933
------------------------------------------------------------------------------
        Total shareholders' equity                2,135,413        860,102
------------------------------------------------------------------------------
                                               $  4,604,031   $  1,561,472
------------------------------------------------------------------------------
------------------------------------------------------------------------------
See accompanying notes.

PacifiCare Health Systems, Inc.
Consolidated Statements of Income (unaudited)
------------------------------------------------------------------------------
                                                     Three months ended
                                                          June 30,
(Amounts in thousands,                            ------------------------
except per share data)                               1997           1996
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Revenue:
   Commercial premiums                            $  995,961    $  476,048
   Government premiums (Medicare and Medicaid)     1,374,203       705,652
   Other income                                       10,936        13,018
------------------------------------------------------------------------------
       Total operating revenue                     2,381,100     1,194,718
------------------------------------------------------------------------------
Expenses:
Health care services:
   Commercial services                               870,298       393,110
   Government services                             1,179,420       602,990
------------------------------------------------------------------------------
       Total health care services                  2,049,718       996,100
------------------------------------------------------------------------------
Marketing, general and administrative expenses       266,913       145,119
Amortization of goodwill and intangible assets        22,241         2,323
Disposition and restructuring charges                     --        17,147
Office of Personnel Management reserve charge             --        25,000
------------------------------------------------------------------------------
Operating income                                      42,228         9,029
Interest income                                       20,368        10,275
Interest expense                                     (18,695)         (395)
------------------------------------------------------------------------------
Income before income taxes                            43,901        18,909
Provision for income taxes                            25,904        10,331
------------------------------------------------------------------------------
Net income                                         $  17,997      $  8,578
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Weighted average common shares and equivalents
   outstanding used to calculate earnings per share   46,194        31,697
------------------------------------------------------------------------------
Earnings per share                                   $  0.39       $  0.27
------------------------------------------------------------------------------
------------------------------------------------------------------------------
See accompanying notes.

PacifiCare Health Systems, Inc.
Consolidated Statements of Income (unaudited)
------------------------------------------------------------------------------
                                                        Six months ended
                                                            June 30,
(Amounts in thousands,                              --------------------------
except per share data)                                   1997        1996
------------------------------------------------------------------------------
Revenue:
   Commercial premiums                             $  1,752,888  $  943,790
   Government premiums (Medicare and Medicaid)        2,449,198   1,383,888
   Other income                                          22,617      24,210
------------------------------------------------------------------------------
       Total operating revenue                        4,224,703   2,351,888
------------------------------------------------------------------------------
Expenses:
Health care services:
   Commercial services                                1,500,091     778,505
   Government services                                2,097,282   1,182,722
------------------------------------------------------------------------------
       Total health care services                     3,597,373   1,961,227
------------------------------------------------------------------------------
Marketing, general and administrative expenses          481,427     292,890
Amortization of goodwill and intangible assets           32,560       4,630
Disposition and restructuring charges                        --      17,147
Office of Personnel Management reserve charge                --      25,000
------------------------------------------------------------------------------
Operating income                                        113,343      50,994
Interest income                                          38,053      22,487
Interest expense                                        (28,414)     (1,224)
------------------------------------------------------------------------------
Income before income taxes                              122,982      72,257
Provision for income taxes                               61,491      31,810
------------------------------------------------------------------------------
Net income                                            $  61,491   $  40,447
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Weighted average common shares and equivalents
   outstanding used to calculate earnings per share      42,596      31,713
------------------------------------------------------------------------------
Earnings per share                                      $  1.44     $  1.28
------------------------------------------------------------------------------
------------------------------------------------------------------------------
See accompanying notes.

PacifiCare Health Systems, Inc.
Consolidated Statements of Cash Flows (unaudited)
------------------------------------------------------------------------------
                                                           Six months ended
                                                              June 30,
                                                      ------------------------
(Amounts in thousands)                                   1997        1996
------------------------------------------------------------------------------
Operating activities:
   Net income                                         $  61,491   $  40,447
   Adjustments to reconcile net income to net cash
     used in operating activities:
       Amortization of goodwill and intangible assets    32,560       4,630
       Depreciation and amortization                     21,943      11,579
       Loss on disposal of property, plant and equipment  6,205         529
       Provision for doubtful accounts                    2,435         468
       Deferred income taxes                              1,080         993
       Disposition and restructuring charges                 --      17,147
       Office of Personnel Management reserve charge         --      25,000
       Changes in assets and liabilities, net of
         effects from acquisitions:
           Accounts receivable                           46,770     (24,215)
           Prepaid expenses and other assets             (6,453)      2,269
           Medical claims and benefits payable            5,138     (51,688)
           Accounts payable and accrued liabilities     (85,189)    (23,425)
           Unearned premium revenue                    (211,749)   (198,719)
------------------------------------------------------------------------------
       Net cash flows used in operating activities     (125,769)   (194,985)
------------------------------------------------------------------------------
Investing activities:
   Acquisitions, net of cash acquired                  (982,285)     (5,877)
   Sale of marketable securities                         38,007       6,614
   Purchase of property, plant and equipment            (28,584)    (11,753)
   Purchase of marketable securities - restricted       (16,977)       (484)
------------------------------------------------------------------------------
       Net cash flows used in investing activities     (989,839)    (11,500)
------------------------------------------------------------------------------
Financing activities:
   Proceeds from long-term borrowing, net of expenses 1,108,974          --
   Principal payments on long-term debt                (150,240)     (2,709)
   Proceeds from issuance of common stock                38,723       6,365
   Capitalization of Talbert                            (67,000)         --
   Proceeds from sale of Talbert stock                   59,598          --
   Cash dividends paid to preferred shareholders         (3,534)         --
------------------------------------------------------------------------------
       Net cash flows provided by financing activities  986,521       3,656
------------------------------------------------------------------------------
Net decrease in cash and equivalents                   (129,087)   (202,829)
Beginning cash and equivalents                          367,748     357,290
------------------------------------------------------------------------------
Ending cash and equivalents                          $  238,661  $  154,461
------------------------------------------------------------------------------
------------------------------------------------------------------------------
See accompanying notes.

PacifiCare Health Systems, Inc.
Consolidated Statements of Cash Flows (unaudited)
------------------------------------------------------------------------------
                                                       Six months ended
                                                            June 30,
                                                     -------------------------
(Amounts in thousands)                                   1997        1996
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Supplemental cash flow information
   Cash paid during the period for:
     Income taxes                                    $   77,316     $48,653
     Interest                                        $   20,356     $ 1,237
------------------------------------------------------------------------------
Supplemental schedule of noncash investing
     and financing activities:
   Tax benefit realized upon exercise of stock
     options                                         $   16,911     $ 4,694
   Compensation awarded in Class B Common Stock      $      721     $ 1,161
   Leases capitalized                                $       --     $    35
------------------------------------------------------------------------------
Details of businesses acquired in purchase
     transactions:
   Fair value of assets acquired                     $3,362,943     $ 9,718
   Liabilities assumed or created                     1,170,179       2,361
   Preferred and common consideration                 1,163,689          --
------------------------------------------------------------------------------
   Cash paid                                          1,029,075       7,357
   Cash acquired                                        (46,790)     (1,480)
------------------------------------------------------------------------------
   Net cash paid for acquisitions                    $  982,282     $ 5,877
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Details of unrealized gains on available-for-sale
  securities, net of acquisition:
   Increase in marketable securities                 $      640    $ (1,258)
   Increase in deferred tax liabilities                    (222)       (488)
------------------------------------------------------------------------------
   Increase in shareholders' equity                  $      418    $   (770)
------------------------------------------------------------------------------
------------------------------------------------------------------------------
See accompanying notes.

                           PACIFICARE HEALTH SYSTEMS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    June 30, 1997

                                     (unaudited)

NOTE 1 - BASIS OF PRESENTATION


    PacifiCare Health Systems, Inc. (the "Company") is one of the leading health care services companies in the United States, serving approximately four million members in the commercial, Medicare and Medicaid lines of business. On February 27, 1997, the Company's board of directors approved a change in its fiscal year end from September 30 to December 31. Accordingly, the Company's current year will end on December 31, 1997. The Company will include audited financial statements for the October 1, 1996 to December 31, 1996 transition period in its Annual Report on Form 10-K for the year ended December 31, 1997.


    The interim condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 1996 Annual Report on Form 10-K/A, filed with the SEC in January 1997, and the interim condensed consolidated financial statements included in the Company's December 31, 1996 Transition Report on Form 10-Q/A, filed with the SEC in February 1997, and the April 11, 1997 Form 8-K.

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



NOTE 2- ACQUISITIONS AND DISPOSITIONS

    On February 14, 1997, the Company consummated the acquisition of FHP International Corporation ("FHP") (the "FHP Acquisition"). Pursuant to the FHP Acquisition, each outstanding share of FHP common stock (41,779,927 shares) was exchanged for $17.50 in cash, 0.056 shares of the Company's Class A Common Stock and 0.176 shares of the Company's Class B Common Stock. Each outstanding share of FHP's preferred stock (21,034,163 shares) was exchanged for $14.113 in cash and one-half of one share of the Company's Series A Cumulative Convertible Preferred Stock (the "Series A Preferred"). In connection with the FHP Acquisition, the Company issued 2,339,674 shares of Class A Common Stock, 7,353,266 shares of Class B Common Stock and 10,517,081 shares of Series A Preferred (see Note 4 - "Shareholders' Equity"). The terms of the FHP Acquisition also required FHP to contribute $67 million to Talbert Medical Management Corporation, a wholly owned subsidiary of FHP, which increased its net worth to approximately $60 million on February 14, 1997. Also at that time, FHP sold its investment in Talbert Medical Management

Holdings Corporation ("Talbert") in exchange for a $60 million non-recourse promissory note and rights to purchase shares of Talbert common stock.

    As part of the FHP Acquisition, each former FHP shareholder was entitled to receive one Talbert right for each 21.19154 shares of FHP common stock and one Talbert right for each 26.27752 shares of FHP preferred stock. Holders of Talbert rights were able to purchase one share of Talbert common stock for each Talbert right for the subscription price of $21.50 per share. Holders of Talbert rights were entitled to subscribe for all, or any portion of, the shares of Talbert common stock underlying their Talbert rights as well as to subscribe for any unallocated additional shares. On May 20, 1997, Talbert successfully completed its rights offering and shares of Talbert common stock were distributed. Proceeds from the Talbert rights offering were used to repay the non-recourse promissory note issued to FHP.

    The FHP Acquisition has been accounted for as a purchase. Total consideration, including transaction costs, of approximately $2.2 billion has been preliminarily allocated to the assets acquired and liabilities assumed based on estimates of their fair values. The purchase price allocation is based on currently available information which may be adjusted upon completion of the final valuation of FHP's assets and liabilities. The preliminary fair value estimates of the assets acquired and liabilities assumed were $0.8 billion and $1.2 billion, respectively. A total of $2.5 billion, net of related deferred taxes, representing the excess of the purchase price over the estimated fair values of the net assets acquired, has been preliminarily allocated to goodwill and other acquired intangible assets and is being amortized over a four to 40-year period.


    On February 21, 1997, the Company sold the outstanding common stock of its Florida subsidiary, at which time the buyer assumed the daily operations. The sales price, which approximated net book value, totaled $9 million. The close of the sale was completed in July 1997 when the Company received regulatory approval from the state of Florida.

    The Company's consolidated results of operations include FHP from February 14, 1997 and its Florida subsidiary through February 21, 1997. The pro forma information below presents combined results of operations as if the FHP Acquisition, as well as if the sale of the Company's Florida subsidiary, had occurred at the beginning of 1996. The pro forma information reflects adjustments which include interest expense related to the assumed financing of the cash consideration paid for the FHP Acquisition; amortization of goodwill and other acquired intangible assets; costs associated with the integration of FHP's operations into those of the Company and conformity of FHP's accounting policies with the Company's. No adjustment has been made to give effect to any synergies which may be realized as a result of the FHP Acquisition.

------------------------------------------------------------------------------
                                Three Months Ended     Six Months Ended
(Unaudited)                          June 30               June 30
(Amounts in thousands,        ------------------------------------------------
except per share amounts)             1996           1997         1996
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Total operating revenue         $  2,277,845   $  4,777,583   $  4,480,783
Pretax income                   $     48,526   $    114,564   $     73,947
Net income                      $     17,567   $     50,763   $     26,068
Earnings per share              $       0.39   $       1.10   $       0.57
------------------------------------------------------------------------------

    In May 1997 the Company signed a definitive agreement to sell all of the outstanding stock of its New Mexico FHP subsidiary to New Mexico-based Presbyterian Healthcare Services ("Presbyterian"). In conjunction with the sale, the Company and Presbyterian will enter into a long-term license agreement by which Presbyterian will operate their Medicare risk program in New Mexico under the Company's Secure

Horizons-Registered Trademark- name. Terms of the agreement call for the Company to provide Presbyterian with manuals and assistance regarding provider network development, state and federal regulatory compliance, marketing and sales, and business systems implementation. FHP of New Mexico currently services 59,000 commercial and Medicare members. Closing of the transaction is subject to state and federal regulatory approval.

    For financial reporting purposes, the assets and liabilities attributable to the pending New Mexico disposition and the planned disposition of Illinois have been stated at the lower of cost or net realizable value, and have been classified in the accompanying unaudited condensed consolidated balance sheet as of June 30, 1997 as assets held for sale. Because management presently expects the dispositions to occur within one year, such assets have been classified as current. Net losses from February 14, 1997 through June 30, 1997 from the FHP assets held for sale totaled approximately $8.6 million. These losses have been accounted for as an adjustment to the net assets acquired and are excluded from the unaudited consolidated statements of income for the three and six months ended June 30, 1997. The proforma financial information has not been adjusted for these pending dispositions due to immateriality.


NOTE 3 - LONG-TERM DEBT AND INTEREST-RATE SWAPS

    In October 1996, the Company entered into a $1.5 billion credit facility under which it borrowed $1.1 billion in February 1997 to pay $1.0 billion in cash consideration to former holders of FHP common and preferred stock and to make other acquisition related payments. During March and June 1997, the Company repaid $80 million and $50 million, respectively, of its borrowings under the credit facility, resulting in $990 million outstanding as of June 30, 1997. The credit facility has mandatory step-downs beginning on January 1, 1999 with final maturity on January 1, 2002. Interest under the credit facility is presently based on the London Interbank Offering Rate ("LIBOR") plus a spread. The credit facility contains various covenants usual for financing of this type, including a minimum net worth requirement, a minimum fixed charge requirement and leverage ratios. At June 30, 1997, the Company was in compliance with all such covenants.

    On February 14, 1997, the Company assumed $100 million senior notes of FHP which carry an interest rate of seven percent, are payable semiannually and mature on September 15, 2003.

    The Company has entered into interest-rate swap agreements to manage interest costs and limit exposure to changing interest rates on borrowings for its long-term debt. The swap agreements are contracts to exchange floating rates for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of the swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on swap agreements is recognized as an adjustment of interest expense. The average fixed interest rate paid by the Company on the existing swap agreements is approximately six percent, covering $350 million of the long-term debt.

NOTE 4 - SHAREHOLDERS' EQUITY

    The Company's Certificate of Incorporation provides for authorized capital stock of 100,000,000 shares each of Class A Common Stock and Class B Common Stock, and 40,000,000 shares of Preferred Stock, each with a par value of $0.01 per share. The Preferred Stock authorized includes 11,000,000 authorized shares of Series A Preferred.

    On February 14, 1997, each outstanding share of PacifiCare Operations, Inc.'s (formerly PacificCare Health Systems, Inc.) Class A and Class B
Common Stock, par value $0.01 per share, was exchanged for one share of the Company's Class A and Class B Common Stock, respectively. Shares of the Company's Class A and Class B Common Stock and Series A Preferred were issued in connection with the FHP Acquisition (see Note 2 - "Acquisitions and Dispositions").

    Each share of Series A Preferred entitles its owner to convert it at any time to 0.374 shares of Class B Common Stock, assuming no unpaid accrued dividends in arrears. Series A Preferred shareholders also have a preference of $25.00 per share over the Common Stock in the event of involuntary or voluntary liquidation. Dividends on the Series A Preferred accrue at an annual rate of $1.00 per share, are cumulative and payable quarterly in arrears when, as and if declared by the board of directors. In March 1997, the Company made a one-time special quarterly dividend payment, as required by the Certificate of Incorporation and pursuant to the FHP Acquisition, which included a proration of dividends paid on the Company's Series A Preferred from February 15, 1997 through March 15, 1997 totaling $0.9 million in the aggregate or $0.086 per share. In June 1997, the Company paid $0.25 per share or $2.6 million in dividends to preferred shareholders of record as of May 30, 1997. Unpaid cumulative dividends earned were $0.4 million on the 10,517,081 Series A Preferred shares outstanding at June 30, 1997.

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


NOTE 5 - DISPOSITION AND RESTRUCTURING CHARGES


    The pretax disposition and restructuring charges involved the sale of the Pastuer Delivery Systems ("PDS") staff-model medical clinics to PrimeCare of Florida, Inc. resulting in a pretax loss of $9.3 million ($8.3 million or $0.26 loss per share, net of tax) and a pretax restructuring charge of $7.8 million ($4.7 million or $0.15 per share, net of tax). The sale to PrimeCare was effective June 1, 1996. The restructuring plan, which was completed in December 1996, involved the discontinuation of certain specialty health care products and services that did not meet the Company's economic return objectives and restructuring of regional operations. Costs encompassed employee separation, asset write-offs and certain other costs.

    The Company is currently performing a review of its managed care operations, cost structures and information technology services, and has not yet fully estimated the Company's costs associated with the integration of FHP's operations. The Company anticipates that it will incur costs to integrate and restructure its operations, which may result in a restructuring charge in a future period.


NOTE 6 - CONTINGENCIES

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

    The Company has set aside reserves in anticipation of negotiations relating to potential governmental claims for contracts with the United States Office of Personnel Management ("OPM"). The results for the three and six months ended June 30, 1996 include a pretax charge of $25 million ($14.9 million, or $0.47 loss per share, net of tax) to increase reserves in anticipation of resolving these negotiations. The Company's HMO subsidiaries which provide managed health care services under the

Federal Employees Health Benefits Program are subject to audit, in the normal course of business, by OPM. Currently, OPM audits for multiple periods are in various stages of completion for several of the Company's HMO subsidiaries, including subsidiaries acquired in the FHP Acquisition. The Company intends to negotiate with OPM on all matters to attain a mutually satisfactory result. While there is no assurance that the negotiations will be concluded satisfactorily or that additional liability will not be incurred, management believes that any ultimate liability in excess of amounts accrued which could arise upon completion of the audits by OPM of the health plans, would not materially affect the Company's consolidated financial position, results of operations or cash flows; however, such liability could be material to net income of a future quarter if resolved unfavorably.



NOTE 7 - EARNINGS PER SHARE

    Earnings per share were computed as net income divided by the weighted average number of shares outstanding during the period and the dilutive effect of common stock equivalents. Primary earnings per share includes the effect of stock options using the average market price assuming the conversion of Series A Preferred, which are considered to be common stock equivalents, to common shares. Fully diluted earnings per share assumes the maximum dilution that would have resulted from the exercise of stock options. There is not a material difference between primary and fully diluted earnings per share.

The Class A Common, Class B Common and Series A Preferred shares issued in conjunction with the FHP Acquisition (see Note 2 - "Acquisitions and Dispositions") caused a significant increase in the shares outstanding used in computing earnings per share between the March 31, 1997 and June 30, 1997 quarters. Due to this significant increase in shares outstanding, the sum of the quarterly earnings per share does not equal the year-to-date earnings per share.

Part I:  FINANCIAL INFORMATION

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents HMO membership data by state and by consumer type as of the dates indicated.



                                    AT JUNE 30, 1997                    AT JUNE 30, 1996

                                        Government                          Government
                                       (Medicare &                           (Medicare &
MEMBERSHIP DATA            Commercial   Medicaid)     Total     Commercial    Medicaid)    Total
-------------------------------------------------------------------------------------------------
  Arizona                  105,135       88,371     193,506            -           -            -
  California             1,677,030      626,533   2,303,563      947,908     407,325    1,355,233
  Colorado                 279,249       49,182     328,431            -           -            -
  Florida                        -            -           -       41,365       4,048       45,413
  Guam                      42,974            -      42,974            -           -            -
 *Illinois                  54,123        4,261      58,384            -           -            -
  Nevada                    39,574       23,606      63,180            -           -            -
 *New Mexico                40,843       17,924      58,767            -           -            -
  Ohio                      53,852       10,594      64,446            -           -            -
  Oklahoma                 111,847       25,589     137,436      113,814      24,564      138,378
  Oregon                   118,220       40,474     158,694      109,489      45,020      154,509
  Texas                    137,002       69,314     206,316      105,411      58,013      163,424
  Utah                     159,773       31,118     190,891            -           -            -
  Washington                96,270       55,045     151,315       89,011      49,764      138,775
-------------------------------------------------------------------------------------------------
  Total membership       2,915,892    1,042,011   3,957,903    1,406,998     588,734    1,995,732
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
                                                      Three months ended       Six months ended
                                                            June 30,               June 30,
                                                      -------------------------------------------
OPERATING STATISTICS                                  1997        1996         1997        1996
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
Medical loss ratio (health care services as a
   percent of premium revenue)

   Consolidated                                       86.5%        84.3%       85.6%        84.3%
   Commercial                                         87.4%        82.6%       85.6%        82.5%
   Government (Medicare and Medicaid)                 85.8%        85.5%       85.6%        85.5%

Marketing, general and administrative expenses as
   a percent of operating revenue                     11.2%        12.1%       11.4%        12.5%

Operating income as a percent of operating revenue     1.8%         0.8%        2.7%         2.2%

Effective tax rate                                    59.0%        54.6%       50.0%        44.0%
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

* Results of operations are not included in the consolidated statements of income but have been included in assets held for sale for the respective periods.

                       Three and Six Months Ended June 30, 1997
                                    Compared to the
                       Three and Six Months Ended June 30, 1996


RESULTS OF OPERATIONS

    The following discussion includes FHP's results of operations from February 14, 1997 (see Note 2 of the Notes to the Condensed Consolidated Financial Statements). Compared to FHP's historical financial statements, there have been presentation changes in the consolidation with the Company including classifying certain medical management costs as marketing, general and administrative expenses and excluding these amounts from health care costs. In addition, there have been conforming changes to FHP's definition of members. As of February 14, 1997, FHP Medicaid membership has been reclassified from commercial to government. Moreover, the Company has excluded self-funded members totaling approximately 33,000 members and is reporting Medicare members on a basis consistent with the Health Care Financing Administration ("HCFA") premium payments, a difference totaling approximately 1,800 members. These changes resulted in a decrease of 34,800 members from those previously reported by FHP.

    For the three and six months ended June 30, 1997, total operating revenue increased $1.2 and $1.9 billion to $2.4 and $4.2 billion, respectively, as compared to the same periods in the prior year. For the three months ended June 30, 1997, approximately 88 percent of the increase in HMO revenue was due to the FHP Acquisition. Enrollment and premium rate increases contributed $121 million or 10 percent of the increase. FHP contributed 83 percent of the increase for the six months ended June 30 1997, while enrollment gains in the HMOs' commercial and government programs, as well as increases in premium rates, contributed approximately 15 percent of the increase. The Company's specialty managed care products and services contributed the remainder of the increase in operating revenue. Primarily as a result of the FHP Acquisition, total HMO membership increased 98 percent at June 30, 1997 as compared to June 30, 1996, to approximately 4.0 million members.

    FHP contributed $465 million of a $519 million increase in commercial premiums for the three months ended June 30, 1997 as compared to the same period in the prior year. For the six months ended June 30, 1997, commercial premiums increased $809 million, with the FHP Acquisition contributing 87 percent of the increase. Excluding the effects of the acquisitions and dispositions, commercial membership growth combined with slight increases in commercial premium rates averaging less than one percent, plus the Company's specialty managed care products and services contributed the remainder of the increase.

    Enrollment gains in the commercial programs, net of acquisition membership, accounted for an additional 5 percent and 8 percent for the three and six months ended June 30, 1997, respectively, of the increase in commercial premiums. The decrease in the rate of membership growth compared to the six months ended June 30, 1996 reflects the sale of the Florida commercial membership and the Company's more disciplined product pricing. At June 30, 1997, FHP commercial members totaled approximately 1,447,000 or 50 percent of the Company's total commercial members.

    Government premiums rose $669 million to $1.4 billion for the three months ended June 30, 1997 with 86 percent or $575 million related to the FHP Acquisition. For the six months ended June 30, 1997, FHP's government program added $862 million of the $1.0 billion increase in government premiums to $2.4 billion from $1.4 billion for the same period in the prior year. On January 1, 1997, the Company received average premium rate increases from HCFA averaging over six percent. Government premium rates also increased as a result of the Company's exit of its Medicaid lines of business in Florida and Oregon, offset slightly by reductions in member paid supplemental premiums in several of the Company's markets. These combined increases in the average of the premium rates contributed an additional $69 million and $145 million for the three and six months ended June 30, 1997, respectively as compared to the same periods of the prior year. Enrollment gains in the government programs, net of acquisition membership, accounted for an additional 4 percent and 6 percent for the three and six months ended June 30, 1997, respectively, of the increase in government premiums. At June 30, 1997, FHP government members totaled approximately 435,000 or 42 percent of the Company's total government members.

    The increased consolidated medical loss ratio is attributable to increased health care costs in the commercial and Medicare lines of business in a number of the Company's markets. Specifically, for the acquired FHP markets compared to prior performance:

    - Utah is performing below expectations due to a shift of membership from capitated to non-capitated portions of its health care provider network,
      resulting in higher health care costs.   Also, increases in commercial
      product pricing are lower than anticipated.

    - California experienced a decline in commercial prices in late 1996, resulting in a higher medical loss ratio in 1997.

    - Increased health care costs in Nevada are a result of contracting and pricing decisions made in late 1996 and early 1997 which were based on claims information from a new administrative processing area which reduced timely visibility to actual costs.

    - Texas medical loss ratios reflect the start-up efforts in both the commercial and Medicare lines of business.

    For the existing PacifiCare markets:

    - California has been impacted by higher than expected prescription drug costs and other health care costs in its Medicare program. Some of these increases are believed to be attributable to regulatory restrictions the Company agreed to as a condition of acquiring FHP.

    - Oregon experienced higher than prior year medical loss ratios due to expansion efforts into the southern part of the state and the recent addition of new commercial products that are not yet profitable.

    Management's plans are discussed in the forward looking information under the Private Securities Litigation Act of 1995.

    Additionally, the Company recorded a pre-tax charge during the three months ended June 30, 1997 which resulted in higher than expected commercial health care costs. This $14 million ($7 million or $0.15 per share, net of tax) was caused by a computer system conversion which had temporarily reduced timely visibility and recognition of prior claims costs.

    The commercial medical loss ratio increased for both the three and six months ended June 30, 1997 as compared to the same periods in the prior year. The current period reflects the Company's absorption of a full quarter of FHP provider contracts which resulted in a higher commercial medical loss ratio. These higher costs combined with increases in provider capitation and out of area health care services as well as increased prescription drug utilization, contributed to the increase in the commercial medical loss ratio.

    The medical loss ratio for the three and six months ended June 30, 1997 in the government programs increased slightly as compared with the same periods in the prior year. The increase was due mainly to enhanced prescription drug benefits provided to enrollees and lower member paid supplemental premiums. These increases were partially offset by FHP's lower cost provider contracts, HCFA premium rate increases and the wind down of the Medicaid business.

    Marketing, general and administrative expenses increased $122 million to $267 million and $188 million to $481 million for the three and six months ended June 30, 1997 from $145 million and $293 million in the same periods of 1996.
As a percentage of operating revenue, marketing, general and administrative expenses for the three and six months ended June 30, 1997 decreased 0.9 percent and 1.1 percent, respectively, as compared to the same periods in the prior year. The decreases reflect delays in staffing, reduced or eliminated FHP marketing and continued administrative efficiencies which have allowed the Company to control its overhead.

    The Company recognized pretax charges for the three and six months ended June 30, 1996 totaling $42.1 million ($27.9 million or $0.88 loss per share, net of tax), including a reserve for potential government claims with OPM for multiple contract years, the disposition of PDS, and certain restructuring charges. These charges are described below and in Notes 5 and 6 of the Notes to the Condensed Consolidated Financial Statements.

    The Company has set aside reserves in anticipation of negotiations relating to potential governmental claims for contracts with OPM. The results for the three and six months ended June 30, 1996 include a pretax charge of $25 million ($14.9 million, or $0.47 loss per share, net of tax) for an increase of reserves in anticipation of negotiations relating to potential governmental claims. The Company's HMO subsidiaries which provide managed health care services under the Federal Employees Health Benefits Program are subject to audit, in the normal course of business, by OPM. Currently, OPM audits for multiple periods are in various stages of completion for several of the Company's HMO subsidiaries, including subsidiaries acquired in the FHP Acquisition. The Company intends to negotiate with OPM on all matters to attain a mutually satisfactory result. While there is no assurance that the negotiations will be concluded satisfactorily or that additional liability will not be incurred, management believes that any ultimate liability in excess of amounts accrued which could arise upon completion of the audits by OPM of the health plans, would not materially affect the Company's consolidated financial position, results of operations or cash flows; however, such liability could be material to net income of a future quarter if resolved unfavorably.

    The pretax disposition and restructuring charges involved the sale of the PDS staff-model medical clinics to PrimeCare resulting in a pretax loss of $9.3 million ($8.3 million or $0.26 loss per share, net of tax) and a pretax restructuring charge of $7.8 million ($4.7 million or $0.15 per share, net of tax). The sale to PrimeCare was effective June 1, 1996. The restructuring plan, which was completed in December 1996, involved the discontinuation of certain specialty health care products and services that did not meet the Company's economic return objectives and restructuring of regional operations. Costs encompassed employee separation, asset write-offs and certain other costs.

    Net interest income declined approximately $12 million for the six months ended June 30, 1997 compared to the same period in the prior year due primarily to increased borrowings under the Company's credit facility to finance the FHP Acquisition.

    The goodwill established in the FHP Acquisition is not deductible for income tax purposes, and therefore, the Company reports a higher effective income tax rate. The effective income tax rates for the three and six months ended June 30, 1997 were 59 percent and 50 percent, respectively, reflecting increases from the same periods in the prior year. The increased effective tax rate for the quarter ended June 30, 1997 reflects the Company's decreased earnings expectations for the year as compared to expectations as of March 31, 1997. Lower results of operations combined with the effect of non-deductible goodwill will yield a higher effective income tax rate.

    Net income increased $9 million to $18 million for the quarter ended June 30, 1997 compared to $9 million in the same period of the prior year. For the six months ended June 30, 1997, net income increased $21 million to $61 million compared to $40 million for the same period in the prior year. The impact of the equity securities issued to acquire FHP diluted the increase in earnings per share compared to the increases in net income. Earnings per share of $0.39 were 44 percent greater than the prior year's quarterly earnings per share of $0.27. For the six months ended June 30, 1997, earnings per share increased 13 percent to $1.44 from $1.28 for the same period in the prior year.

    The Class A Common, Class B Common and Series A Preferred shares issued in conjunction with the FHP Acquisition (see Note 2 of the Notes to the Condensed Consolidated Financial Statements) caused a significant increase in the shares outstanding used in computing earnings per share between the March 31, 1997 and June 30, 1997 quarters. Due to this significant increase in shares outstanding, the sum of the quarterly earnings per share does not equal the year-to-date earnings per share.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and equivalents plus its current marketable securities increased $81 million to $1.0 billion at June 30, 1997 from $962 million at December 31, 1996, due primarily to the FHP Acquisition. Cash flows provided by operations, excluding the impact of the January 1997 advance Medicare payment from HCFA were $86 million and are primarily attributable to results of operations.

    The Company borrowed $1.1 billion under its credit facility in February 1997. The cash was used to pay $1.0 billion in cash consideration to former holders of FHP common and preferred stock and other acquisition related payments (see Note 2 of the Notes to the Condensed Consolidated Financial Statements). Through June 1997 the Company repaid $130 million of its borrowings under the credit facility, resulting in $990 million outstanding as of June 30, 1997. In February 1997, the Company assumed $100 million of subordinated notes (the "FHP Notes") which carry an interest rate of seven percent, are payable semiannually, and mature on September 15, 2003 (see Note 3 of the Notes to the Condensed Consolidated Financial Statements).

    The Company has entered into interest-rate swap agreements to manage interest costs and limit exposure to changing interest rates on borrowings for its long-term debt. The swap agreements are contracts to exchange floating rates for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on swap agreements is recognized as an adjustment of interest expense. The average fixed interest rate paid by the Company on the existing swap agreements is approximately six percent, covering $350 million of the long-term debt.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," ("SFAS No. 128") which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. SFAS No. 128 requires the presentation of basic earnings per share which excludes the dilutive effect of stock options. In addition, SFAS No. 128 requires calculation and presentation of dilutive earnings per share. The impact of SFAS No. 128 on the calculation of primary and fully diluted earnings per share for the quarters ended June 30, 1997 and March 31, 1997 is not expected to be material.


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

    MEMBERSHIP GROWTH. The Company's membership growth rate for the year ended December 31, 1997 (excluding the impact of the FHP Acquisition) is expected to be significantly lower and possibly negative in both the commercial and government programs. In accordance with the Company's strategic focus shifting from one of rapid growth to improved margin performance, the Company's emphasis is on renewing employer contracts with sufficient price increases to improve gross margin. Specifically, commercial price increases in all markets, including concentrated efforts in California, Nevada, southern Oregon and Utah may result in net membership attrition. The government programs will be impacted by the exit from the Medicaid line of business. Finally, the disposition of New Mexico and Illinois will decrease membership. Combined with continued competition, the Company expects to see a slow-down in membership growth or possible declines in some markets.

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

    HEALTH CARE PROVIDER CONTRACTS. The Company's profitability depends, in part, on its ability to maintain effective control over health care costs while providing members with quality care. Specifically, capitating providers in Utah and Nevada and recontracting with providers in Oregon and Washington will be critical to improved results of operations for those markets. Securing cost effective contracts with existing and new physician groups is more difficult due to increased competition and minimal or no commercial premium rate increases. The negotiation of provider contracts, generally as of January 1, may be impacted by adverse state and federal legislation and regulation discussed below. Factors which could impact the Company's ability to secure contracts with providers include the inability to renegotiate contracts or entering into contracts with less cost-effective rates or terms of payment and factors affecting increased competition as discussed above.

    COMMERCIAL MEDICAL LOSS RATIO. The commercial medical loss ratio is expected to decrease for the three months ended September 30, 1997 as compared to three months ended June 30, 1997. For the year ended December 31, 1997, the commercial medical loss ratio is expected to be higher than the fiscal year ended September 30, 1996. This increase is expected due to the integration of FHP and changes in estimates in the current quarter and is anticipated to be partially offset by decreases in health care costs through continued renegotiation of provider contracts in most markets. The Company's strategic focus will be on improved product performance. Higher premium rates are anticipated to be offered with employer contract renewals. The combination of higher premiums and the loss of low premium membership is expected to improve the commercial medical loss ratio. While increased prescription drug costs are expected, these costs are anticipated to be offset by the disposition of the Florida subsidiary.

    GOVERNMENT MEDICAL LOSS RATIO. The three months ended September 30, 1997 is expected to remain consistent with the current quarter. For the year ended December 31, 1997, the government medical loss ratio is expected to be slightly higher than the prior fiscal year. Competitive pressures in the Medicare market are requiring enhanced benefits with lower supplemental premiums. The implementation of Medicare reform provisions which curtail program spending and allow the entry of new forms of network-based plans could further increase competitive pressures. These pressures, which cause increases in the government medical loss ratio, are expected to offset HCFA rate increases, the disposition of the high-cost Medicaid members and the lower acquired government medical loss ratio as a result of the FHP Acquisition.

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

    MARKETING, GENERAL AND ADMINISTRATIVE SUPPORT INVESTMENTS. As a percentage of operating revenue, marketing, general and administrative expenses are expected to increase slightly for the three months ended September 30, 1997 as compared to the quarter ended June 30, 1997 as the Company continues to integrate the operations of FHP. Marketing, general and administrative expenses as a percentage of operating revenue in 1997 are expected to be slightly lower than fiscal year 1996. The Company expects to realize synergies, which are expected to be partially offset by increased investments in information systems as the Company integrates the current FHP information systems and maintains and enhances its current competitive advantage in information technology.

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

    The Company is currently performing a review of its managed care operations, cost structures and information technology services, and has not yet fully estimated the Company's costs associated with the integration of FHP's operations. The Company anticipates that it will incur costs to integrate and restructure its operations, which may result in a restructuring charge in a future period.

    OFFICE OF PERSONNEL MANAGEMENT CONTINGENCIES. The Company intends to negotiate with the OPM on all matters to attain a mutually satisfactory result. While there is no assurance that the negotiations will be concluded satisfactorily or that additional liability will not be incurred, management believes that any ultimate liability in excess of amounts accrued which could arise upon completion of the audits by OPM of the health plans would not materially affect the Company's consolidated financial position, results of operations or cash flows; however, such liability could be material to net income of a future quarter if resolved unfavorably (see Note 6 of the Notes to the Condensed Consolidated Financial Statements).

    LIQUIDITY AND CAPITAL RESOURCES. The Company believes that cash flows from operations, its Credit Facility, existing cash and equivalents, marketable securities and other financing sources will provide sufficient liquidity for operations in the foreseeable future. However, cash flows could be adversely affected by changes in interest rates causing an increase in interest expense and the fact that the Company will be subject to greater operating leverage due to its higher levels of indebtedness as a result of the FHP Acquisition. Additionally, should the credit facility be fully drawn, the Company's ability to make a payment on, or repayment of, its future obligations under the credit facility and the FHP Notes will be significantly dependent upon the receipt of funds from the Company's subsidiaries. These subsidiary payments represent fees for management services rendered by the Company to the subsidiaries and cash dividends by the subsidiaries to the Company. Nearly all of the subsidiaries are subject to HMO regulations or insurance regulations and may be subject to substantial supervision by one or more HMO or insurance regulators. Subsidiaries subject to regulation must meet or exceed various fiscal standards imposed by HMO or insurance regulations. These fiscal standards may, from time to time, impact the amount of funds that may be paid by subsidiaries to the Company.

    LEGISLATION AND REGULATION. In August 1997, the California Department of Corporations (DOC) granted its approval to merge the California operations of FHP's commercial and Medicare-risk plans into PacifiCare of California. While the DOC approved the Company's FHP Acquisition in February, the Company had been operating the PacifiCare and FHP California health plans separately until the DOC completed its review of the Company's proposal for combining them under one operating system and one license. With the DOC approval, PacifiCare of California will begin converting FHP's operations into its own, including changing the name of FHP health plans to PacifiCare and Secure Horizons. To date, operations in Arizona, Nevada, Colorado, Texas and Utah already have been merged into or renamed PacifiCare and Secure Horizons.

    The Company's success is significantly impacted by federal and state legislation and regulation, including pending Medicare legislation. Actual results may differ materially from expected results discussed throughout this document because of adverse state and federal legislation and regulation. This includes limitations on premium levels; increases in minimum capital and reserves and other financial viability requirements; prohibition or limitation of capitated arrangements or provider financial incentives; benefit mandates (including mandatory length of stay and emergency room coverage) and limitations on the ability to manage care and utilization of any willing provider and direct access laws. It also includes adverse actions of governmental payors, including unilateral reduction of Medicare premiums payable; discontinuance of, or limitation on, governmentally funded programs and recovery by governmental payors of previously paid amounts; the inability to increase premiums or prospective or retroactive reductions to premium rates for federal employees; adverse regulatory determinations resulting in loss or limitations of licensure, and certification or contracts with governmental payors; delays by regulatory agencies in approval of merger of health plan licenses, consolidation of operations or other efforts to integrate FHP.

Part II. OTHER INFORMATION

Item 1:  Legal Proceedings

         None

Item 2:  Changes in Securities

         None

Item 3:  Defaults Upon Senior Securities

         None

Item 4:  Submission of Matters to a Vote of Security Holders

         None

Item 5:  Other Information

         None

Item 6:  Exhibits and Reports on Form 8-K

         a)   Exhibit Index

              Exhibit 11A Computation of Net Income per Share of Common Stock - Primary

              Exhibit 11B Computation of Net Income per Share of Common Stock - Fully Diluted

              Exhibit 27     Financial Data Schedule (filed electronically)

         b) Reports on Form 8-K were filed by the Registrant and its subsidiaries during the quarter ended June 30, 1997 as follows:

                   Date                Reporting Person                              Description
              ----------------------------------------------------------------------------------------------------
              April 11, 1997      PacifiCare Health Systems, Inc.    Acquisition  of FHP International Corporation
                                                                     & Disposition of PacifiCare of Florida, Inc.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    PACIFICARE HEALTH SYSTEMS, INC.
                            (Registrant)



Date:         August 12, 1997          By:  /s/  Alan R. Hoops
     ----------------------------         -------------------------------
                                                 Alan R. Hoops
                                                   President,
                                            Chief Executive Officer
                                                 and Director



Date:         August 12, 1997          By:   /s/ Wayne B. Lowell
     ----------------------------         -------------------------------
                                                 Wayne B. Lowell
                                          Executive Vice President,
                                      Chief Administrative Officer and
                                           Chief Financial Officer