Form 10-Q
period 1997-09-30
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 1997-11-12
CIK 1027974

                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549




                                     FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                September 30, 1997
                              --------------------------------------------

                                              or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                              --------------------------------------------

                          ---------------------------

                        Commission File Number 000-21949

-------------------------------------------------------------------------------
                         PACIFICARE HEALTH SYSTEMS, INC.
           (Exact name of registrant as specified in its charter)


             Delaware                                   95-4591529
  (State or other jurisdiction of          (IRS Employer Identification Number)
  incorporation or organization)


                3120 Lake Center Drive, Santa Ana, California 92704 (Address of principal executive offices, including zip code)


       (Registrant's telephone number, including area code) (714)  825-5200
-------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

As of November 1, 1997, there were 14,790,844 shares of the Registrant's Class A Common Stock, par value $0.01 per share, outstanding, and 27,173,130 shares of Class B Common Stock, par value $0.01 per share, outstanding.

Part 1:  FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS

PacifiCare Health Systems, Inc.
Condensed Consolidated Balance Sheets (unaudited)

--------------------------------------------------------------------------------------------------
(Amounts in thousands,                                          September 30,   December 31,
 except per share data)                                             1997            1996
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and equivalents                                           $  186,946      $  367,748
  Marketable securities                                             810,075         594,734
  Receivables, net                                                  329,608         156,212
  Assets held for sale                                               24,875               -
  Prepaid expenses and other                                         26,666           8,876
  Deferred income taxes                                             121,570          54,745
--------------------------------------------------------------------------------------------------
     Total current assets                                         1,499,740       1,182,315
--------------------------------------------------------------------------------------------------

Property, plant and equipment, net                                  217,170          91,239
Marketable securities - restricted                                  142,496          35,399
Goodwill and other intangible assets, net                         2,713,011         227,422
Other assets                                                         20,443          25,097
--------------------------------------------------------------------------------------------------
                                                                 $4,592,860      $1,561,472
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Current liabilities:
  Medical claims and benefits payable                            $  701,900      $  278,800
  Accounts payable and accrued liabilities                          432,724         162,882
  Unearned premium revenue                                           37,964         256,416
  Long-term debt due within one year                                    150           1,511
--------------------------------------------------------------------------------------------------
     Total current liabilities                                    1,172,738         699,609
--------------------------------------------------------------------------------------------------

Long-term debt due after one year                                 1,061,272           1,370
Deferred income taxes                                               137,177               -
Other liabilities                                                    49,379               -
Minority interest                                                       375             391
Shareholders' equity:
  Preferred shares, par value $0.01 per share; 40,000
     shares authorized; 10,517 shares of Series A Convertible
     Preferred Stock issued and outstanding at September 30, 1997
     ($262,927 aggregate liquidation value)                             105               -
  Class A common shares, par value $0.01 per share; 100,000
     shares authorized; 14,791 and 12,380 issued and
     outstanding at September 30, 1997 and December 31, 1996,
     respectively                                                       148             124
  Class B common shares, par value $0.01 per share; 100,000
     shares authorized; 27,154 and 18,922 issued and
     outstanding at September 30, 1997 and December 31, 1996,
     respectively                                                       272             189
  Additional paid-in capital                                      1,596,534         373,405
  Unrealized gains on available-for-sale securities, net of           5,831           3,451
     taxes
  Retained earnings                                                 569,029         482,933
--------------------------------------------------------------------------------------------------
     Total shareholders' equity                                   2,171,919         860,102
--------------------------------------------------------------------------------------------------
                                                                 $4,592,860      $1,561,472
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

See accompanying notes.
                                                 2

PacifiCare Health Systems, Inc.
Consolidated Statements of Income (unaudited)

--------------------------------------------------------------------------------------------------
                                                                      Three months ended
                                                                         September 30,
                                                            --------------------------------------
(Amounts in thousands,
except per share data)                                                1997             1996
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

Revenue:
  Commercial premiums                                                  $ 1,006,239     $ 491,966
  Government premiums (Medicare and Medicaid)                            1,382,399       715,413
  Other income                                                              12,717        13,714
--------------------------------------------------------------------------------------------------
     Total operating revenue                                             2,401,355     1,221,093
--------------------------------------------------------------------------------------------------

Expenses:
Health care services:
  Commercial services                                                      867,337       401,761
  Government services                                                    1,183,652       615,050
--------------------------------------------------------------------------------------------------
     Total health care services                                          2,050,989     1,016,811
--------------------------------------------------------------------------------------------------

Marketing, general and administrative expenses                             271,663       150,781
Amortization of goodwill and intangible assets                              21,295         2,249
Impairment of goodwill                                                           -        58,693
--------------------------------------------------------------------------------------------------

Operating income                                                            57,408        (7,441)
Interest income                                                             22,196        11,488
Interest expense                                                           (18,069)         (357)
--------------------------------------------------------------------------------------------------

Income before income taxes                                                  61,535         3,690
Provision for income taxes                                                  30,767           163
--------------------------------------------------------------------------------------------------

Net income                                                               $  30,768      $  3,527
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

Weighted average common shares and equivalents
 outstanding used to calculate earnings per share                           46,180        31,723
--------------------------------------------------------------------------------------------------

Earnings per share                                                       $    0.67      $   0.11
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

See accompanying notes.
                                                 3

PacifiCare Health Systems, Inc.
Consolidated Statements of Income (unaudited)

--------------------------------------------------------------------------------------------------------
                                                                       Nine months ended
                                                                         September 30,
                                                            --------------------------------------------
(Amounts in thousands,
except per share data)                                                   1997             1996
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Revenue:
  Commercial premiums                                                 $ 2,759,127      $  1,435,756
  Government premiums (Medicare and Medicaid)                           3,831,597         2,099,301
  Other income                                                             35,334            37,924
--------------------------------------------------------------------------------------------------------

     Total operating revenue                                            6,626,058         3,572,981
--------------------------------------------------------------------------------------------------------

Expenses:
Health care services:
  Commercial services                                                   2,367,428         1,180,266
  Government services                                                   3,280,934         1,797,772
--------------------------------------------------------------------------------------------------------

     Total health care services                                         5,648,362         2,978,038
--------------------------------------------------------------------------------------------------------

Marketing, general and administrative expenses                            753,090           443,671
Amortization of goodwill and intangible assets                             53,855             6,879
Impairment, disposition and restructuring charges                               -            75,840
Office of Personnel Management reserve charge                                   -            25,000
--------------------------------------------------------------------------------------------------------

Operating income                                                          170,751            43,553
Interest income                                                            60,249            33,975
Interest expense                                                          (46,483)           (1,581)
--------------------------------------------------------------------------------------------------------

Income before income taxes                                                184,517            75,947
Provision for income taxes                                                 92,258            31,973
--------------------------------------------------------------------------------------------------------

Net income                                                            $    92,259        $   43,974
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

Weighted average common shares and equivalents
  outstanding used to calculate earnings per share                         43,797            31,718
--------------------------------------------------------------------------------------------------------

Earnings per share                                                    $      2.11        $     1.39
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

See accompanying notes.

PacifiCare Health Systems, Inc.
Consolidated Statements of Cash Flows (unaudited)

--------------------------------------------------------------------------------------------------------
                                                                       Nine months ended
                                                                         September 30,
                                                            --------------------------------------------
(Amounts in thousands)                                                1997             1996
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Operating activities:
  Net income                                                           $   92,259      $ 43,974
  Adjustments to reconcile net income to net cash used in
   operating activities:
     Amortization of goodwill and intangible assets                        53,855         6,879
     Depreciation and amortization                                         36,127        17,248
     Loss on disposal of property, plant and equipment                      4,227           750
     Provision for doubtful accounts                                        2,212           906
     Deferred income taxes                                                 (2,399)      (26,595)
     Impairment, disposition and restructuring charges                          -        75,840
     Office of Personnel Management reserve charge                              -        25,000
     Changes in assets and liabilities, net of effects from
          acquisitions:
             Accounts receivable                                          (17,152)      (53,460)
             Prepaid expenses and other assets                              7,085        (6,797)
             Medical claims and benefits payable                            4,460       (57,261)
             Accounts payable and accrued liabilities                     (96,614)        1,532
             Unearned premium revenue                                    (215,977)     (191,085)
--------------------------------------------------------------------------------------------------------
     Net cash flows used in operating activities                         (131,917)     (163,069)
--------------------------------------------------------------------------------------------------------

Investing activities:
  Acquisitions, net of cash acquired                                     (982,379)       (5,357)
  Purchase of property, plant and equipment                               (48,201)      (17,131)
  Sale (purchase) of marketable securities                                 38,743       (27,642)
  Purchase of marketable securities - restricted                          (11,982)       (8,474)
--------------------------------------------------------------------------------------------------------
     Net cash flows used in investing activities                       (1,003,819)      (58,604)
--------------------------------------------------------------------------------------------------------

Financing activities:
  Proceeds from long-term borrowing, net of expenses                    1,107,783             -
  Principal payments on long-term debt                                   (180,821)       (3,447)
  Capitalization of Talbert                                               (67,000)            -
  Proceeds from sale of Talbert stock                                      59,598             -
  Proceeds from issuance of common stock                                   41,537        10,648
  Cash dividends paid to preferred shareholders                            (6,163)            -
--------------------------------------------------------------------------------------------------------
     Net cash flows provided by financing activities                      954,934         7,201
--------------------------------------------------------------------------------------------------------

Net decrease in cash and equivalents                                     (180,802)     (214,472)
Beginning cash and equivalents                                            367,748       357,290
--------------------------------------------------------------------------------------------------------

Ending cash and equivalents                                            $  186,946      $142,818
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

See accompanying notes.

PacifiCare Health Systems, Inc.
Consolidated Statements of Cash Flows (unaudited)

--------------------------------------------------------------------------------------------------------
                                                                       Nine months ended
                                                                         September 30,
                                                            --------------------------------------------
(Amounts in thousands)                                                1997             1996
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Supplemental cash flow information
 Cash paid during the period for:
  Income taxes                                                         $   109,768      $   70,072
  Interest                                                             $    40,710      $      473
--------------------------------------------------------------------------------------------------------

Supplemental schedule of noncash investing
 and financing activities:
  Tax benefit realized upon exercise of stock options                  $    17,488      $    6,790
  Compensation awarded in Class B Common Stock                         $       721      $    1,172
  Leases capitalized                                                             -      $       63
--------------------------------------------------------------------------------------------------------

Details of businesses acquired in purchase transactions:
 Fair value of assets acquired                                         $ 3,365,674      $    9,851
 Liabilities assumed or created                                          1,172,910           3,014
 Preferred and common consideration                                      1,163,595               -
--------------------------------------------------------------------------------------------------------
 Cash paid                                                               1,029,169           6,837
 Cash acquired                                                              46,790           1,480
--------------------------------------------------------------------------------------------------------

 Net cash paid for acquisitions                                        $   982,379      $    5,357
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

Details of unrealized gains (losses) on available-for-sale
 securities, net of acquisition:
  Increase (decrease) in marketable securities                         $     6,581      $  (11,611)
  (Increase) decrease in deferred tax liabilities                           (1,102)          4,470
--------------------------------------------------------------------------------------------------------
  Increase (decrease) in shareholders' equity                          $     5,479     $    (7,141)
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

See accompanying notes.

                             PACIFICARE HEALTH SYSTEMS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  September 30, 1997


                                      (unaudited)


NOTE 1 - BASIS OF PRESENTATION

     PacifiCare Health Systems, Inc. (the "Company") is one of the leading health care services companies in the United States, serving nearly four million members in the commercial, Medicare and Medicaid lines of business. On February 27, 1997, the Company's board of directors approved a change in its fiscal year end from September 30 to December 31. Accordingly, the Company's current fiscal year will end on December 31, 1997. The Company will include audited financial statements for the October 1, 1996 to December 31, 1996 transition period in its Annual Report on Form 10-K for the year ended December 31, 1997.

     The interim condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 1996 Annual Report on Form 10-K/A, filed with the SEC in January 1997, the interim condensed consolidated financial statements included in the Company's December 31, 1996 Transition Report on Form 10-Q/A, filed with the SEC in February 1997, and the April 11, 1997 Form 8-K.

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

NOTE 2- ACQUISITIONS AND DISPOSITIONS

     On February 14, 1997, FHP International Corporation ("FHP") was acquired by the Company (the "FHP Acquisition"). Pursuant to the FHP Acquisition, each outstanding share of FHP common stock (41,779,927 shares) was exchanged for $17.50 in cash, 0.056 shares of the Company's Class A Common Stock and
0.176 shares of the Company's Class B Common Stock. Each outstanding share of FHP's preferred stock (21,034,163 shares) was exchanged for $14.113 in cash and one-half of one share of the Company's Series A Cumulative Convertible Preferred Stock (the "Series A Preferred"). In connection with the FHP Acquisition, the Company issued 2,339,402 shares of Class A Common Stock, 7,352,965 shares of Class B Common Stock and 10,517,044 shares of Series A Preferred and paid approximately $1.0 billion in cash to holders of FHP common and preferred stock (see Note 4 - "Shareholders' Equity"). The terms of the FHP Acquisition also required FHP to contribute $67 million to Talbert Medical Management Corporation, a wholly owned subsidiary of FHP, which increased its net worth to approximately $60 million on February 14, 1997. Also at that time, FHP sold its investment in Talbert Medical Management Holdings Corporation ("Talbert") in exchange for a $60 million non-recourse promissory note and rights to purchase shares of Talbert common stock.

     As part of the FHP Acquisition, each former FHP shareholder received one Talbert right for each 21.19154 shares of FHP common stock and one Talbert right for each 26.27752 shares of FHP preferred stock. Holders of Talbert rights were able to purchase one share of Talbert common stock for each Talbert right for the subscription price of $21.50 per share. Holders of Talbert rights were entitled to subscribe for all, or any portion of, the shares of Talbert common stock underlying their Talbert rights as well as to subscribe for any unallocated additional shares. On May 20, 1997, Talbert successfully completed its rights offering and shares of Talbert common stock were distributed. Proceeds from the Talbert rights offering were used to repay the non-recourse promissory note issued to FHP.

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

     The Company's consolidated results of operations include FHP from February 14, 1997 and its Florida subsidiary through February 21, 1997. The pro forma information below presents combined results of operations as if the FHP Acquisition, as well as the sale of the Company's Florida subsidiary, had occurred at the beginning of 1996. The pro forma information reflects adjustments which include interest expense related to the assumed financing of the cash consideration paid for the FHP Acquisition; amortization of goodwill and other acquired intangible assets; costs associated with the integration of FHP's operations into those of the Company and conformity of FHP's accounting policies with the Company's. No adjustment has been made to give effect to any synergies which may be realized as a result of the FHP Acquisition.


----------------------------------------------------------------------------------------------
                                      Three Months Ended        Nine months Ended
(Unaudited)                              September 30             September 30
(Amounts in thousands,           -------------------------------------------------------------
except per share amounts)               1996               1997           1996
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
Total operating revenue                  $2,307,216         $7,178,938     $6,787,999
Pretax income                            $   77,973         $  175,799     $  151,920
Net income                               $   42,999         $   78,780     $   69,066
Earnings per share                       $     0.95         $     1.71     $     1.52
---------------------------------------------------------------------------------------------


     In September 1997, the Company received the various state and federal regulatory approvals necessary to sell the outstanding stock of its FHP of Illinois subsidiary to Principal Health Care, Inc., a subsidiary of The Principal Financial Group. At the time of the close of the transaction on October 1, 1997, FHP of Illinois had approximately 49,000 commercial members and 5,000 Medicare members.

     In May 1997, the Company signed a definitive agreement to sell all of the outstanding stock of its FHP of New Mexico subsidiary to New Mexico-based Presbyterian Healthcare Services ("Presbyterian"). In conjunction with the sale, the Company and Presbyterian will enter into a long-term license agreement by which Presbyterian will operate their Medicare risk program in New Mexico under the Company's Secure Horizons -Registered Trademark-tradename. Terms of the agreement call for the Company to provide Presbyterian with manuals and assistance regarding provider network development, state and federal regulatory compliance, marketing and sales, and business systems implementation. FHP of New Mexico currently services 58,000 commercial and Medicare members. Closing of the transaction is subject to state regulatory approval and customary closing conditions.

     For financial reporting purposes, the assets and liabilities attributable to the pending FHP of New Mexico disposition and the disposition of FHP of Illinois have been stated at the lower of cost or net realizable value, and have been classified in the accompanying unaudited condensed consolidated balance sheet as of September 30, 1997 as assets held for sale. Because management presently expects the disposition of FHP of New Mexico to occur within one year, such assets have been classified as current. Net losses from February 14, 1997 through September 30, 1997 from the FHP assets held for sale totaled approximately $16 million. These losses have been accounted for as an adjustment to the net assets acquired and are excluded from the unaudited consolidated statements of income for the three and nine months ended September 30, 1997. The pro forma financial information has not been adjusted for these dispositions due to immateriality.

NOTE 3 - LONG-TERM DEBT

     In October 1996, the Company entered into a $1.5 billion credit facility under which it borrowed $1.1 billion in February 1997 to pay $1.0 billion in cash consideration to former holders of FHP common and preferred stock and to make other acquisition-related payments. Through September 30, 1997, the Company has repaid $160 million of its borrowings under the credit facility, resulting in $960 million outstanding. The credit facility has mandatory step-down payments beginning on January 1, 1999 with final maturity on January 1, 2002. Interest under the credit facility is presently based on the London Interbank Offering Rate ("LIBOR") plus a spread, except for $350 million of the outstanding balance which is covered by interest-rate swap agreements. The average fixed interest rate paid by the Company on the existing swap agreements is approximately six percent. The terms of the credit facility contain various covenants usual for financing of this type, including a minimum net worth requirement, a minimum fixed charge requirement and leverage ratios. At September 30, 1997, the Company was in compliance with all such covenants. On February 14, 1997, the Company assumed $100 million in senior notes of FHP which carry an interest rate of seven percent, are payable semiannually and mature on September 15, 2003.

NOTE 4 - SHAREHOLDERS' EQUITY

     The Company's Certificate of Incorporation provides for authorized capital stock of 100,000,000 shares each of Class A Common Stock and Class B Common Stock, and 40,000,000 shares of Preferred Stock, each with a par value of $0.01 per share. The Preferred Stock authorized includes 11,000,000 authorized shares of Series A Preferred.

     On February 14, 1997, each outstanding share of PacifiCare Operations, Inc.'s (formerly PacifiCare Health Systems, Inc.) Class A and Class B Common Stock, par value $0.01 per share, was exchanged for one share of the Company's Class A and Class B Common Stock, respectively. Shares of the Company's Class A and Class B Common Stock and Series A Preferred were issued in connection with the FHP Acquisition (see Note 2 - "Acquisitions and Dispositions").

     Each share of Series A Preferred entitles its owner to convert it at any time to 0.374 shares of Class B Common Stock, assuming no unpaid accrued dividends in arrears. Series A Preferred shareholders also have a preference of $25.00 per share over the Common Stock in the event of involuntary or voluntary liquidation. Dividends on the Series A Preferred accrue at an annual rate of $1.00 per share, are cumulative and payable quarterly in arrears when, as and if declared by the board of directors. In March 1997, the Company made a one-time special quarterly dividend payment, as required by the Certificate of Incorporation and pursuant to the FHP Acquisition, which included a proration of dividends paid on the Company's Series A Preferred from February 15, 1997 through March 15, 1997 totaling $0.9 million in the aggregate or $0.086 per share. In June 1997 and again in September 1997, the Company paid $0.25 per share or $2.6 million in dividends to preferred shareholders of record as of May 30, and August 31, 1997, respectively. Unpaid cumulative dividends earned were $0.4 million on the 10,517,044 Series A Preferred shares outstanding at September 30, 1997.

     On or after June 17, 1998, the Series A Preferred may be redeemed at the option of the Company for cash plus unpaid dividends. The redemption price ranges from 103 percent to 100 percent of the stated value of Series A Preferred, or $25.00 per share, in one-half percent decrements for each successive anniversary of June 17, 1998 through 2004. Series A Preferred ranks senior to the Class A and B Common Stock with respect to dividend and liquidation rights, and holders of Series A Preferred generally have no voting rights; however, there are certain exceptions including the right to elect two additional directors if the equivalent of six quarterly dividends payable on the Series A Preferred are in default.

NOTE 5 - IMPAIRMENT, DISPOSITION AND RESTRUCTURING CHARGES

     The Company recognized pretax charges for the nine months ended September 30, 1996 totaling $100.8 million ($62.0 million or $1.96 loss per share, net of tax) including a reserve for potential government claims (see
Note 6 -"Contingencies"), impairment of long-lived assets and certain dispositions and restructuring charges as discussed below.

     In September 1996, the Company recognized a $58.7 million ($34.1 million or $1.08 per share, net of tax) charge for the impairment of goodwill associated with its Florida operations. PacifiCare of Florida ("PCFL") was established in 1994 through the acquisition of two health plans which resulted in more than $62.1 million of goodwill recognized in purchase accounting. The business strategy for PCFL profitability was based on launching the Company's Secure Horizons program in Florida. In response to the FHP Acquisition, considerable amounts of resources were needed to integrate FHP's operations with those of the Company. Consequently, the Company decided to withdraw its application to sell Medicare risk products in Florida in September 1996 and sold its PCFL operations in February 1997 (see
Note 2-"Acquisitions and Dispositions").

     The pretax disposition and restructuring charges recognized in June 1996 included the sale of Pasteur Delivery Systems ("PDS") staff-model medical clinics to PrimeCare of Florida, Inc. resulting in a pretax loss of $9.3 million ($8.3 million or $0.26 loss per share, net of tax) and a pretax restructuring charge of $7.8 million ($4.7 million or $0.15 per share, net of tax). The sale to PrimeCare was effective June 1, 1996. The restructuring plan, which was completed in December 1996, involved the discontinuation of certain specialty health care products and services that did not meet the Company's economic return objectives and restructuring of regional operations. Costs encompassed employee separation, asset write-offs and certain other costs.

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

     The Company set aside reserves in June 1996 in anticipation of negotiations relating to potential governmental claims for contracts with the United States Office of Personnel Management ("OPM"). Operating results for the nine months ended September 30, 1996 included a pretax charge of $25 million ($14.9 million, or $0.47 loss per share, net of tax) to increase reserves in anticipation of resolving these negotiations. The Company's HMO subsidiaries which provide managed health care services under the Federal Employees Health Benefits Program are subject to audit, in the normal course of business, by OPM. Currently, OPM audits for multiple periods are in various stages of completion for several of the Company's HMO subsidiaries, including subsidiaries acquired in the FHP Acquisition. The Company intends to negotiate with OPM on all matters to attain a mutually satisfactory result. While there is no assurance that the negotiations will be concluded satisfactorily or that additional liability will not be incurred, management believes that any ultimate liability in excess of amounts accrued which could arise upon completion of the audits by OPM of the health plans, would not materially affect the Company's consolidated financial position, results of operations or cash flows; however such liability could be material to net income of a future quarter if resolved unfavorably.

NOTE 7 - EARNINGS PER SHARE

     Earnings per share were computed as net income divided by the weighted average number of shares outstanding during the period and the dilutive effect of common stock equivalents. Primary earnings per share includes the effect of stock options using the average market price and assuming the conversion of the Series A Preferred, both of which are considered to be common stock equivalents, to common shares. Fully diluted earnings per share assumes the maximum dilution that would have resulted from the exercise of stock options. There is not a material difference between primary and fully diluted earnings per share.

     The Class A Common Stock, Class B Common Stock and Series A Preferred shares issued in conjunction with the FHP Acquisition (see Note 2 -"Acquisitions and Dispositions") caused a significant increase in the shares outstanding used in computing earnings per share between fiscal 1997 quarters. Due to this significant increase in shares outstanding, the sum of the quarterly earnings per share does not equal the year-to-date earnings per share.

PART I:   FINANCIAL INFORMATION

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents HMO membership data by state and by consumer type as of the dates indicated.

                                         At September 30, 1997                           At September 30, 1996

                                                Government                                      Government
                                                (Medicare &                                     (Medicare &
MEMBERSHIP DATA (1)           Commercial         Medicaid)         Total         Commercial      Medicaid)          Total
-----------------------------------------------------------------------------------------------------------------------------
  Arizona                       107,046             88,671         195,717               -                -               -
  California                  1,673,909            622,849       2,296,758         962,409          411,492       1,373,901
  Colorado                      281,543             51,688         333,231               -                -               -
  Florida                             -                  -               -          38,455            2,627          41,082
  Guam                           42,730                  -          42,730               -                -               -
  Nevada                         40,713             23,910          64,623               -                -               -
  Ohio                           54,331             12,191          66,522               -                -               -
  Oklahoma                      110,256             26,133         136,389         117,279           22,636         139,915
  Oregon                        117,594             40,897         158,491         112,736           45,433         158,169
  Texas                         131,364             69,331         200,695         113,063           60,692         173,755
  Utah                          159,096             27,018         186,114               -                -               -
  Washington                     95,525             56,923         152,448          90,533           53,351         143,884
-----------------------------------------------------------------------------------------------------------------------------
  Total membership (1)        2,814,107          1,019,611       3,833,718       1,434,475          596,231       2,030,706
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

                                                                Three months ended            Nine months ended
OPERATING STATISTICS                                               September 30,                 September 30,
                                                       ----------------------------------------------------------------------
                                                              1997          1996 (2)          1997          1996 (2)
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Medical loss ratio (health care services as a
 percent of premium revenue)

 Consolidated                                                 85.9%         84.2%             85.7%         84.2%
 Commercial                                                   86.2%         81.7%             85.8%         82.2%
 Government (Medicare and Medicaid)                           85.6%         86.0%             85.6%         85.6%

Marketing, general and administrative expenses as a
 percent of operating revenue                                 11.3%         12.3%             11.4%         12.4%

Operating income as a percent of operating revenue (2)         2.4%         (0.6)%             2.6%          1.2%

Effective tax rate (2)                                        50.0%          4.4%             50.0%         42.1%

-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

(1) The membership table does not include the members of Illinois and New Mexico since these companies are being sold and are classified as net assets held for sale (see Note 2 of the Notes to the Condensed Consolidated Financial Statements). As of September 30, 1997, Illinois had 49,000 commercial and 5,000 Medicare members; New Mexico had 40,000 commercial and 18,000 Medicare members.

(2) The 1996 results include $100.8 million of pretax charges ($62.0 million or $1.96 per share, net of tax) and $58.7 million of pretax charges ($34.1 million or $1.08 per share, net of tax) for the nine months and three months, respectively for the impairment of long-lived assets, potential government claims, dispositions and certain restructuring charges.

               Three and Nine Months Ended September 30, 1997
                            Compared to the
               Three and Nine Months Ended September 30, 1996

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

     For the three and nine months ended September 30, 1997, total operating revenue increased 97 percent and 85 percent, respectively, as compared to the same periods in the prior year. For the three months ended September 30, 1997, approximately 88 percent of the increase in HMO revenue was due to the FHP Acquisition. Enrollment and premium rate increases contributed 11 percent of the increase. FHP contributed 86 percent of the increase for the nine months ended September 30 1997, while enrollment gains in the HMOs' commercial and government programs, as well as increases in premium rates, contributed approximately 13 percent of the increase. The Company's specialty managed care products and services contributed the remainder of the increase in operating revenue. Total HMO membership increased 89 percent to approximately 3.8 million members at September 30, 1997, from approximately
2.0 million members at September 30, 1996, due primarily to the FHP
Acquisition.

     Commercial premiums increased 105 percent for the three months ended September 30, 1997 with 93 percent of the total increase related to the FHP Acquisition. For the nine months ended September 30, 1997, commercial premiums increased 92 percent, with the FHP Acquisition contributing 91 percent of the total increase. Enrollment gains in the commercial programs, net of acquisition membership, accounted for five percent and seven percent of the increase in commercial premiums for the three and nine months ended September 30, 1997, respectively. At September 30, 1997, the Company experienced a decrease in the rate of membership growth compared to the prior period. This decrease reflects the sale of the Florida commercial membership and the Company's more disciplined product pricing. FHP commercial members totaled approximately 1.3 million or 46 percent of the Company's total commercial members. Commercial premium rates have remained relatively flat.

     Government premiums rose 93 percent for the three months ended September 30, 1997 with 84 percent of the total increase related to the FHP
Acquisition. For the nine months ended September 30, 1997, FHP's government programs added 82 percent of the total overall increase of 83 percent in government premiums as compared to the same period in the prior year. On January 1, 1997, the Company received average premium rate increases from HCFA averaging over six percent. Average government premium per member rates also increased as a result of the Company's exit of its Medicaid lines of business in Florida and Oregon which have lower average premiums per member. These increases were offset slightly by reductions in member paid supplemental premiums in several of the Company's markets. The combined increases in the average per member premium rates contributed an additional
11 percent and 13 percent for the three and nine months ended September 30, 1997, respectively, as compared to the same periods of the prior year. Enrollment gains in the government programs, net of acquisition membership, accounted for an additional five percent of the increase in government premiums for both the three and nine months ended September 30, 1997. At

September 30, 1997, FHP government members totaled approximately 401,000 or 39 percent of the Company's total government members.

     The increased consolidated medical loss ratio during 1997 is attributable to higher health care costs in the commercial and Medicare lines of business in a number of the Company's markets. The commercial medical loss ratio increased for both the three and nine months ended September 30, 1997 as compared to the same periods in the prior year. The increase includes higher cost FHP provider contracts, increased non- capitated physician costs and increased prescription drug costs for the three and nine months ended September 30, 1997. The medical loss ratio for the nine months ended September 30, 1997 also includes increased out of area emergency room costs. In addition, in June 1997 the Company recorded a pretax charge of $14 million ($7 million or $0.15 per share, net of tax) which was caused by a computer system conversion which had temporarily reduced timely visibility and recognition of prior claims costs.

     The government programs' medical loss ratio for the three months ended September 30, 1997 decreased slightly as compared to the same period in the prior year mainly because of FHP's lower cost provider contracts and the wind down of the higher loss ratio Medicaid business. These decreases were partially offset by enhanced prescription drug benefits provided to enrollees combined with lower member paid supplemental premiums. The government medical loss ratio for the nine months ended September 30, 1997 was consistent with the same period of the prior year as lower cost FHP contracts offset increased prescription drug costs.

     As a percentage of operating revenue, marketing, general and administrative expenses for both the three and nine months ended September 30, 1997 decreased one percent as compared to the same periods in the prior year. The decrease reflects reduced or eliminated FHP marketing, continued administrative savings, including lower than expected staffing and greater than expected efficiencies resulting from the integration of the FHP administrative operations and information systems.

     The Company recognized pretax charges for the nine months ended September 30, 1996 totaling $100.8 million ($62.0 million or $1.96 loss per share, net of tax), including a reserve for potential government claims with OPM for multiple contract years, the impairment of long-lived assets, the disposition of PDS, and certain restructuring charges. See Notes 5 and 6 of the Notes to the Condensed Consolidated Financial Statements.

     Interest income, net of interest expense, declined approximately $19 million for the nine months ended September 30, 1997 compared to the same period in the prior year due primarily to increased borrowings under the Company's credit facility to finance the FHP Acquisition.

     The goodwill established in the FHP Acquisition is not deductible for income tax purposes, and therefore, the Company reports a higher effective income tax rate. The effective income tax rate for the nine months ended September 30, 1997 was 50 percent reflecting increases of goodwill expense from the same period in the prior year.

     Net income increased $27 million to $31 million for the three months ended September 30, 1997 compared to $4 million in the same period of the prior year. For the nine months ended September 30, 1997, net income increased $48 million to $92 million compared to $44 million for the same period in the prior year. The impact of the equity securities issued to acquire FHP diluted the increase in earnings per share compared to the increases in net income. Earnings per share of $0.67 increased $0.56 from the prior year's quarterly earnings per share of $0.11. For the nine months ended September 30, 1997, earnings per share increased 52 percent to $2.11 from $1.39 for the same period in the prior year.

     The Class A Common Stock, Class B Common Stock and Series A Preferred shares issued in conjunction with the FHP Acquisition (see Note 2 of the Notes to the Condensed Consolidated Financial Statements) caused a significant increase in the shares outstanding used in computing earnings per share between fiscal 1997 quarters. Due to the significant increase in shares outstanding, the sum of the quarterly earnings per share does not equal the year-to-date earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and equivalents plus its current marketable securities increased $35 million from December 31, 1996, to $997 million at September
30, 1997, due primarily to the FHP Acquisition. Cash flows provided by operations, excluding the impact of the January 1997 advance Medicare payment from HCFA, were $84 million and are primarily attributable to results of operations.

     In October 1996, the Company entered into a $1.5 billion credit facility under which it borrowed $1.1 billion in February 1997 to pay $1.0 billion in cash consideration to former holders of FHP common and preferred stock and to make other acquisition-related payments. Through September 1997, the Company repaid $160 million of its borrowings under the credit facility, resulting in $960 million outstanding under the credit facility as of September 30, 1997. For a more complete description of the Company's credit facility, see Note
3 of the Notes to the Condensed Consolidated Financial Statements.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," ("SFAS No. 128") which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. SFAS No. 128 requires the presentation of basic earnings per share which excludes the dilutive effect of stock options. In addition, SFAS No. 128 requires calculation and presentation of dilutive earnings per share. The impact of SFAS No. 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

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

     MEMBERSHIP GROWTH. The Company's membership growth rate for the year ended December 31, 1997 (excluding the impact of the FHP Acquisition) is expected to be significantly lower and possibly negative in both the commercial and government programs. In accordance with the Company's strategic focus shifting from one of rapid growth to improved margin performance, the Company's emphasis is on renewing employer contracts with sufficient price increases to improve gross margin. Specifically, commercial price increases in all markets, including concentrated efforts in California, Nevada, southern Oregon, Utah and Washington may result in net membership attrition. Combined with continued increases in competition, the Company expects to see a slow-down in membership growth and probable declines in commercial membership in some markets. This trend is expected to continue in 1998, with potential commercial membership losses in the first quarter as the Company implements price increases in conjunction with open enrollment. The government programs will be impacted by the exit from the Medicaid line of business. The rate of increase in government membership is expected to decline in 1998 as compared to 1997 as competition increases and the Company continues the migration of FHP senior members into the Company's benefit structures and the combined provider network.

     An unforeseen loss of profitable membership could have a material adverse effect on the Company. Factors which could contribute to the loss of membership include issues related to the integration of the Company and FHP in retaining FHP's members as the Company combines the PacifiCare and FHP health plans, exit of the Medicaid line of business, sale of certain managed care operations, failure to obtain new customers or to retain existing customers, effect of premium increases, reductions in workforce by existing customers, adverse publicity and news coverage, inability to carry out marketing and sales plans, or the loss of key executives or key employees.

     HEALTH CARE PROVIDER CONTRACTS. The Company's profitability depends, in part, on its ability to maintain effective control over health care costs while providing members with quality care. Specifically, capitating providers in Utah, Nevada and Washington and recontracting with providers in Oregon will be critical to improved results of operations for those markets. Securing cost effective contracts with existing and new physician groups is more difficult due to increased competition. The negotiation of provider contracts, generally as of January 1, may be impacted by adverse state and federal legislation and regulation discussed below. Failure to secure cost effective contracts may result in a loss in membership or a higher medical loss ratio.

     COMMERCIAL MEDICAL LOSS RATIO. The commercial medical loss ratio for the year ended December 31, 1997 is expected to remain higher than the results for the fiscal year ended September 30, 1996. The commercial medical loss ratio has historically increased in the December quarter. This increase is expected to be offset by improvements realized as the Company continues renegotiation of provider contracts and implementation of price increases. The Company expects an improved commercial medical loss ratio in 1998.
Higher premium rates are expected for 1998 employer contract renewals which should result in the elimination of some high medical loss ratio membership. The Company expects employer groups with higher medical loss ratios or their employees to choose lower cost alternative health care. Additionally, the Company's continued renegotiation of provider contracts, including acquired FHP contracts, and implementation of capitated contracts should reduce the medical loss ratio. These improvements are expected to be slightly offset by increased prescription drug costs.

     GOVERNMENT MEDICAL LOSS RATIO. For the year ended December 31, 1997, the government medical loss ratio is expected to remain slightly higher than the prior fiscal year. In 1998 the government medical loss ratio is expected to remain consistent with that of 1997. The Company has received notice from HCFA that it will be receiving premium rate increases ranging from 2.3 percent in the Company's largest markets to 6.2 percent in smaller markets resulting in overall weighted average premium rate increases of approximately
2.6 percent. Competitive pressures in the Medicare market may require enhanced benefits. The implementation of Medicare reform provisions which curtail program spending and allow the entry of new forms of competitor plans could further increase pressures. The 1998 HCFA rate increases and lower FHP government medical loss ratio are expected to be offset by these competitive pressures.

     The commercial and medical loss ratio expectations discussed above could be affected by various uncertainties, including increases in medical and prescription drug costs which have been escalating faster than premium increases in recent years, increases in utilization and costs of medical services and the effect of actions by competitors or groups of providers and termination of provider contracts or renegotiation thereof at less cost-effective rates or terms of payment. In addition, the commercial and government medical loss ratio expectations for the HMOs acquired in the FHP Acquisition could be impacted by the conversion to PacifiCare computer systems over the next eighteen months which may result in reduced timely visibility of actual claims costs.

     MARKETING, GENERAL AND ADMINISTRATIVE SUPPORT INVESTMENTS. As a percentage of operating revenue, marketing, general and administrative expenses are expected to increase for the three months ended December 31, 1997 as compared to the quarter ended September 30, 1997. The Company expects increased costs for the continued integration of the operations of FHP as well as increased marketing costs associated with the Company's January open enrollment. Marketing, general and administrative expenses as a percentage of operating revenue in 1997 are expected to remain lower than fiscal year 1996.

     In 1998 marketing, general and administrative expenses as a percentage of operating revenue are expected to remain flat or decrease slightly from 1997. The Company expects to experience additional costs associated with the integration of FHP largely related to upgrading and converting information systems to maintain and enhance the Company's competitive edge in information technology. These additional costs are expected to be mostly offset as the Company realizes a full year of synergies as a result of the FHP transaction.

     The Company is in the process of upgrading its current systems to address and recognize the year 2000. These upgrades have been partially completed through September 1997 and are expected to be fully completed by year end 1998. Implementation costs are expensed as incurred and are not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     OFFICE OF PERSONNEL MANAGEMENT CONTINGENCIES. The Company intends to negotiate with OPM on all matters to attain a mutually satisfactory result. While there is no assurance that the negotiations will be concluded satisfactorily or that additional liability will not be incurred, management believes that any ultimate liability in excess of amounts accrued, which could arise upon completion of the audits by OPM of the health plans, would not materially affect the Company's consolidated financial position, results of operations or cash flows; however, such liability could be material to net income of a future quarter if resolved unfavorably (see Note 6 of the Notes to the Condensed Consolidated Financial Statements).

     LIQUIDITY AND CAPITAL RESOURCES. The Company believes that cash flows from operations, its credit facility, existing cash and equivalents, marketable securities and other financing sources will provide sufficient liquidity for operations in the foreseeable future. However, cash flows could be adversely affected because the Company is subject to greater operating leverage due to its higher levels of indebtedness as a result of the FHP Acquisition. The credit facility has mandatory step-down payments beginning January 1, 1999. Additionally, should the credit facility be fully drawn, the Company's ability to make a payment on, or repayment of, its future obligations under the credit facility and the FHP Notes will be significantly dependent upon the receipt of funds from the Company's subsidiaries. These subsidiary payments represent fees for management services rendered by the Company to the subsidiaries and cash dividends by the subsidiaries to the Company. Nearly all of the subsidiaries are subject to HMO regulations or insurance regulations and may be subject to substantial supervision by one or more HMO or insurance regulators. Subsidiaries subject to regulation must meet or exceed various fiscal standards imposed by HMO or insurance regulations, which may from time to time, impact the amount of funds that may be paid by subsidiaries to the Company. Additionally, from time to time, the Company advances funds, in the form of a loan or capital contribution, to its subsidiaries to assist them in satisfying federal or state financial requirements. If a federal or state regulator has concerns about the financial position of subsidiary, as a result of losses being incurred by such subsidiary, a regulator may impose additional financial requirements on the subsidiary which may require additional funding from the Company.

     LEGISLATION AND REGULATION. In August 1997, the California Department of Corporations (DOC) granted its approval to merge the California operations of FHP's commercial and Medicare-risk plans into PacifiCare of California. While the DOC approved the FHP Acquisition in February, the PacifiCare and FHP California health plans were operating separately until the DOC approved the Company's proposal for combining them under one operating system and one license. With DOC approval, PacifiCare of California merged FHP's California operations into its own, including changing the name of FHP's products to PacifiCare and Secure Horizons. To date, operations in Arizona, Nevada, Colorado and Utah already have been renamed PacifiCare and Secure Horizons while the former FHP of Texas has merged into PacifiCare of Texas.

     The Company's success is significantly impacted by federal and state legislation and regulation, including Medicare legislation. Almost 60 percent of the Company's revenue and an even greater percentage of its profit, comes from its government programs, the majority of which is Medicare risk business. Actual results may differ materially from expected results discussed throughout this document because of adverse state and federal legislation and regulation. This includes limitations on premium levels; increases in minimum capital and reserves and other financial viability requirements; prohibition or limitation of capitated arrangements or provider financial incentives; benefit mandates (including mandatory length of stay and emergency room coverage, many of which are effective in 1998) and limitations on the ability to manage care and utilization of any willing provider and direct access laws. It also includes adverse actions of governmental payors, including unilateral reduction of Medicare premiums payable; discontinuance of or limitation on governmentally funded programs and recovery by governmental payors of previously paid amounts; the inability to increase premiums or prospective or retroactive reductions to premium rates for federal employees; adverse regulatory determinations resulting in loss or limitations of licensure, and certification or contracts with governmental payors; and consolidation of operations or other efforts to integrate FHP.

     Recently adopted federal legislation, among other things, repeals the requirement that at least half of a Medicare health plan's enrollment be drawn from commercial contracts (the "50/50 Rule") beginning January 1, 1999, and gives the Department of Health and Human Services broad authority to waive the 50/50 Rule for certain plans beginning January 1, 1998. The Company is analyzing the impact that this legislation will have on its operations and although the Company believes it will benefit from this legislation, at this time it is too early to predict what effect, if any, this legislation will have on the Company.

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


          a) Exhibit Index

             Exhibit 11A Computation of Net Income per Share of Common Stock -
             Primary

             Exhibit 11B Computation of Net Income per Share of Common Stock -
             Fully Diluted

             Exhibit 27  Financial Data Schedule (filed electronically)

          b) There were no reports on Form 8-K filed by the Registrant or its subsidiaries during the quarter ended September 30, 1997.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   PACIFICARE HEALTH SYSTEMS, INC.
                            (Registrant)



Date:    November 12, 1997               By:  /s/        Alan R. Hoops
       --------------------                   --------------------------------
                                                         Alan R. Hoops
                                                           President,
                                                    Chief Executive Officer
                                                          and Director



Date:    November 12, 1997               By:  /s/        Wayne B. Lowell
       --------------------                   ---------------------------------
                                                         Wayne B. Lowell
                                                     Executive Vice President,
                                                Chief Administrative Officer and
                                                     Chief Financial Officer