Form 10-K
period 1997-12-31
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 1998-03-19
CIK 1027974

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE YEAR ENDED DECEMBER 31, 1997
                                    OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-21949
                            ------------------------

                        PACIFICARE HEALTH SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             95-4591529
        (State or other jurisdiction          (IRS Employer Identification
     of incorporation or organization)                   Number)

              3120 LAKE CENTER DRIVE, SANTA ANA, CALIFORNIA 92704
          (Address of principal executive offices, including zip code)

      (Registrant's telephone number, including area code) (714) 825-5200

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                     CLASS A COMMON STOCK, PAR VALUE $0.01
                     CLASS B COMMON STOCK, PAR VALUE $0.01
                        PREFERRED STOCK, PAR VALUE $0.01
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

    The aggregate market value of common stock held by non-affiliates of the Registrant on February 28, 1998, was approximately $1,982,670,072.

    The number of shares of Class A Common Stock and Class B Common Stock outstanding at February 28, 1998, was 14,792,144 and 26,814,098, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

                  DOCUMENT                         WHERE INCORPORATED
  Portions of the Registrant's definitive
              Proxy Statement
       to be filed by April 30, 1998                    Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    PacifiCare-Registered Trademark- Health Systems, Inc. (the "Company" or "PacifiCare") is one of the nation's leading managed health care services companies, serving nearly 3.8 million HMO members in its commercial and government product lines as of December 31, 1997. The Company is also a leader in the management, development and marketing of diversified health maintenance organization ("HMO") products and related services. The Company operates HMOs in 10 states and Guam, and as of December 31, 1997, had a combined commercial HMO membership of nearly 2.8 million members. Through internal growth and strategic acquisitions, the Company believes it has built a strong competitive position in the western United States and has expanded its operations into new and existing geographic markets.

    The Company's Secure Horizons-Registered Trademark- programs operate the largest and one of the fastest growing Medicare risk programs in the United States (as measured by membership and membership growth, respectively) with over
1.0 million members enrolled as of December 31, 1997. The Company believes that its Secure Horizons programs are attractive to Medicare beneficiaries because they provide a more comprehensive package of benefits than those available under traditional Medicare and they substantially reduce the members' administrative responsibilities.

    The Company believes that its ability to offer a comprehensive range of products and services, combined with its long-term relationships with health care providers, will enable the Company to respond effectively to the changing needs of the health care marketplace. The Company anticipates that it will continue to be among the nation's leading managed health care services companies.

RECENT DEVELOPMENTS

    On February 14, 1997, the Company consummated the acquisition of FHP International Corporation ("FHP") for a total purchase price, including transaction costs, of approximately $2.2 billion (the "FHP Acquisition"). With the FHP Acquisition, the Company conducts business in five additional states and has experienced an increase in its commercial and government membership. The FHP Acquisition has been accounted for as a purchase and the Company's consolidated results of operations include the results of FHP from the date of the FHP Acquisition (see Note 4 of the Notes to Consolidated Financial Statements).

    Also during 1997, the Company consummated the sales of its Florida, Illinois and New Mexico subsidiaries (see Note 4 of the Notes to Consolidated Financial Statements). It also announced an exit strategy for its Utah subsidiary, including its potential sale (see Note 9 of the Notes to Consolidated Financial Statements).

OPERATIONS, PRODUCTS AND SERVICES

HMO OPERATIONS

    The Company's total membership has grown from nearly 1.0 million members at December 31, 1992 to approximately 3.8 million members at December 31, 1997, including the impact of the FHP Acquisition, a 31 percent compound annual growth rate. The Company's membership at December 31, 1997 by state and program is as follows:

                                                                     GOVERNMENT
                                                                    (MEDICARE &                 PERCENT
                                                       COMMERCIAL    MEDICAID)      TOTAL      OF TOTAL
                                                       -----------  ------------  ----------  -----------
Arizona..............................................     109,500        88,700      198,200        5.2%
California...........................................   1,650,000       605,300    2,255,300       59.5
Colorado.............................................     286,700        52,600      339,300        9.0
Guam.................................................      42,800        --           42,800        1.1
Nevada...............................................      40,700        24,200       64,900        1.7
Ohio.................................................      54,200        13,200       67,400        1.8
Oklahoma.............................................     108,700        26,200      134,900        3.6
Oregon...............................................     116,500        40,600      157,100        4.1
Texas................................................     128,400        68,600      197,000        5.2
Utah.................................................     154,200        25,000      179,200        4.7
Washington...........................................      98,300        56,700      155,000        4.1
                                                       -----------  ------------  ----------      -----
Total membership.....................................   2,790,000     1,001,100    3,791,100      100.0%
                                                       -----------  ------------  ----------      -----
                                                       -----------  ------------  ----------      -----

    COMMERCIAL PROGRAMS

    The Company's commercial membership has grown from approximately 0.7 million members at December 31, 1992 to approximately 2.8 million members at December 31, 1997, a 30 percent compound annual growth rate. The Company offers a comprehensive range of products, including HMOs, Preferred Provider Organization ("PPO") and Point of Service ("POS") plans. POS plans combine the features of an HMO (a defined provider network providing care to members with reduced deductibles and co-payments) with the features of a traditional indemnity insurance product (the option to use any physician, with higher deductibles and co-payments).

    For the commercial employer market, the Company offers a range of benefit plan designs that vary in the amount of member co-payments. The Company believes that nominal co-payments are useful in helping contain the costs of health care without providing a barrier to members seeking needed health care services. The Company offers a variety of specialty managed health care products as either supplements to its commercial programs or as stand-alone products. These products include pharmacy benefit management, life and health insurance, behavioral health services and dental and vision services. These optional services are generally provided through subcontracting or referral relationships with other health care providers. The Company is not dependent on any one employer group or group of employers to sustain its commercial product revenue stream.

SECURE HORIZONS PROGRAMS

    The Company offers health care services to Medicare beneficiaries through its Secure Horizons programs. The Secure Horizons programs represent the largest and one of the fastest growing Medicare risk programs in the United States (as measured by membership and membership growth, respectively). Secure Horizons membership has grown from approximately 0.2 million members at December 31, 1992 to over 1.0 million members at December 31, 1997, a 34 percent compound annual growth rate.

    The Company believes the Medicare market continues to offer significant growth opportunities since only approximately 15 percent of the country's Medicare beneficiaries are enrolled in Medicare risk HMO programs such as those offered by the Company. The Company anticipates continued growth in the Medicare risk arena by entering into new geographic markets with its Secure Horizons programs. Also, recently adopted federal legislation repeals the requirement that at least half of a Medicare health plan's enrollment be drawn from commercial contracts (the "50/50 Rule") beginning January 1, 1999, and gives the Department of Health and Human Services ("HHS") broad authority to waive the 50/50 Rule for certain plans beginning January 1, 1998. The Company believes that the repeal of the 50/50 Rule will allow it to develop Medicare risk programs in markets where it does not have operations through expansion of its Secure Horizons programs and affiliations between Secure Horizons USA, Inc. ("SHUSA") its Medicare risk management subsidiary and health plans or providers in such markets (see "Specialty Managed Care Products and Services--Medicare Risk Management" and "Competition").

    The Company has been offering Secure Horizons programs since 1985, pursuant to annual risk contracts with the Health Care Financing Administration ("HCFA"). HCFA requires that an HMO be federally qualified or meet similar requirements as a competitive medical plan to be eligible for Medicare risk contracts. These Medicare risk contracts entitle the Company to a fixed per-member premium, which is currently based upon the average cost of providing traditional fee-for-service Medicare benefits to the Medicare population in each county. The risk contracts are subject to periodic unilateral revisions by HCFA based upon updated demographic information relating to the Medicare population and the cost of providing health care in a particular geographic area. Recent legislation has revised the formula by which Medicare risk premiums will be calculated, which could result in lower average Medicare premiums paid to the Company. The Company believes that any reduction in premiums will be offset by other features of this new legislation which encourages the use of managed care plans by Medicare beneficiaries (see "Government Regulation"). The Company's Medicare risk contracts are automatically renewed every 12 months unless the Company or HCFA elects to terminate them. HCFA may unilaterally terminate the Company's Medicare risk contracts if the Company fails to continue to meet compliance and eligibility standards. Termination of the Company's Medicare risk contracts would have a material adverse effect on the Company. The Company, however, has no reason to believe that such termination will occur. Each Secure Horizons member enrolls individually and may disenroll by providing 30 days' notice. The Company believes that its Secure Horizons programs have one of the lowest disenrollment rates among Medicare risk plans.

    Because the average use of health care services by Medicare beneficiaries greatly exceeds the use of services by those who are under the age of 65, the Company's Medicare risk plans generate substantially larger per member revenue than the Company's commercial plans. Premium revenue for each Secure Horizons member is usually more than three times that of a commercial member reflecting in part, the higher medical and administrative cost of serving a Medicare member. As a result, although membership in the Secure Horizons programs represented only approximately 26 percent of the Company's membership at December 31, 1997, it accounted for approximately 58 percent of the consolidated premium revenue for the year ended December 31, 1997 and an even larger percentage of the Company's operating profit. The Secure Horizons programs are subject to certain risks relative to commercial programs, such as higher comparative medical costs, higher levels of utilization, government and regulatory reporting requirements, the possibility of reduced or insufficient government reimbursement in the future and higher marketing and advertising costs associated with selling to individuals rather than to groups.

    In response to the needs of employers to provide cost-effective health care coverage to their retired employees who may or may not be currently entitled to Medicare, the Company developed the Secure Horizons retiree product. This product takes advantage of the Company's expertise in providing health care to seniors. The provider networks are similar to those offered to the Company's Secure Horizons enrollees and the premium is based on the revenue requirements needed to provide services to Secure Horizons enrollees. Moreover, the retiree product provides the Company with access to individuals who, once familiar with the Company's services and delivery system, may enroll in Secure Horizons programs when they become entitled to Medicare benefits.

SPECIALTY MANAGED CARE PRODUCTS AND SERVICES

    In addition to its HMO operations, the Company provides a range of specialty managed care products and services. These products and services are offered to HMOs, insurers, employers, governmental entities, providers and PPOs:

    MEDICARE RISK MANAGEMENT. The Company formed SHUSA in March 1993 to take advantage of the Company's expertise in the Medicare risk area. SHUSA provides management services and best practices to HMOs and health care delivery systems that want to engage in Medicare risk contracting. SHUSA has approximately 90,000 members under licensure in New Mexico through Presbyterian Healthcare Services and in New England through Tufts Associated Health Maintenance Organization, Inc. SHUSA is currently engaged in discussions with a number of health plans and delivery systems regarding future business development opportunities in the Medicare risk market.

    The Company anticipates that with the repeal of the 50/50 Rule and the drive to enroll Medicare beneficiaries in HMOs, SHUSA may enter into licensing arrangements in a variety of geographic areas thereby expanding the Company's presence in new markets. Recent legislation permits, beginning in 1999, provider sponsored organizations (networks of doctors, hospitals and providers-"PSOs") to enter into Medicare risk contracts directly with HCFA (see "Competition"). The Company believes that PSOs will provide an opportunity for the Company, through SHUSA, to expand into new Medicare risk markets or alternatively, could become an additional source of competition for the Company. While the Company currently expects the opportunities of this legislation to outweigh the potential threats, HCFA has not adopted final regulations in connection with this legislation and it is too early to predict the ultimate effect, if any, this legislation will have on the Company.

    PHARMACY BENEFIT MANAGEMENT. Prescription Solutions-Registered Trademark-was established in May 1993 to offer pharmacy benefit management services. Clients of Prescription Solutions have access to a pharmacy provider network that features independent and chain pharmacies, as well as a variety of cost and quality management capabilities. Prescription Solutions also provides its clients with an array of fully integrated services, including mail order distribution, an extensive network of retail pharmacies, claims processing and sophisticated drug utilization reporting. Prescription Solutions is one of the industry's largest pharmacy benefit management companies.

    LIFE AND HEALTH INSURANCE. PacifiCare Life and Health Insurance Company-SM-("PLHIC") and PacifiCare Life Assurance Company ("PLAC"), the Company's life and health insurance subsidiaries, offer employer groups managed health care insurance products which have been integrated with the Company's existing HMO products to form multi-option health benefits programs. Together, PLHIC and PLAC are licensed to operate in the District of Columbia and 38 states and Guam, including the states in which the Company's HMOs operate.

    BEHAVIORAL HEALTH SERVICES. PacifiCare Behavioral Health of California, Inc. is a licensed specialized health care service plan which provides behavioral health care services, including chemical dependency benefit programs, in California directly to corporate customers and indirectly through the Company's California HMO to its commercial members. Outside of California, PacifiCare Behavioral Health, Inc. contracts with various HMOs, insurers and employers to manage their respective mental health and chemical dependency benefit programs.

    DENTAL AND VISION SERVICES. California Dental Health Plan dba PacifiCare Dental and Vision ("PDV") is a licensed specialized health care service plan which provides prepaid dental and optometry benefits for individuals, including members of PacifiCare's California commercial and Secure Horizons programs and employer groups. PDV continues to market independently of the Company's California HMO and to provide dental and vision benefits to its members. Recently, PacifiCare Dental of Colorado, Inc. received approval to offer stand-alone dental care plans to people in selected areas of Colorado.

The stand-alone dental care plan works like an HMO and will allow employers to offer the dental plan to members of any medical carrier.

BUSINESS STRATEGY

    The current business strategy of the Company has a strong operational focus. During 1998, the Company expects to:

    - improve commercial gross margins through premium increases and improved health care cost management through capitated arrangements with strong provider organizations which align the interest of providers with that of the Company;

    - focus on management tools, including medical and pharmacy management and effective medical information reporting;

    - exit Utah and sell certain specialty businesses which do not fit within this strategy;

    - improve efficiency by further leveraging the Company's economies of scale to lower the percentage of revenue spent on marketing, general and administrative expenses;

    - continue to integrate FHP's operations to the Company's common information systems operating platform; and

    - increase the quality and service of its basic HMO products measured through expanded National Committee for Quality Assurance ("NCQA") accreditation in 1998 (see "Quality Assurance").

    The Company continually evaluates opportunities to expand its business through acquisitions and development of new products. With recent changes in federal legislation related to Medicare, the Company anticipates expanded growth in its Secure Horizons Medicare programs and its Medicare risk management programs into new markets. The Company also evaluates whether certain products or markets should be discontinued when they do not fit within the Company's core business strategy. Through the implementation of this business strategy, the Company believes it can solidify its position as one of the nation's leading managed health care services companies.

HEALTH CARE PROVIDER RELATIONSHIPS

    The profitability of the Company and the success of its long-range business plans depends upon its ability to attract and retain qualified health care providers. The Company's ability to expand is dependent, in part, on its ability to secure cost effective contracts and delivery system models with additional physicians or to ensure that existing physician groups expand their operations to accommodate the Company's new HMO membership. Achieving such objectives with respect to physician contracts is becoming more difficult due to increasing competition. In addition, increased competition in the health care industry has resulted in the consolidation of health care providers, resulting in larger provider groups being created and fewer groups with which the Company can contract. Contracts with health care providers are commonly negotiated on an annual basis. Generally, there is no requirement that the provider continue its relationship with the Company upon expiration of the annual period. To ensure the quality and stability of the provider network, the Company has entered into a number of provider service contracts with terms of up to ten years. Some of the significant provider contracts include multiple five-year contracts with MedPartners for specified "medical care ratios" (health care expenses as a percentage of premium revenue) in most of the states where the Company does business (most significantly, California). MedPartners provides services to over
0.4 million members or 16 percent of the Company's total commercial membership and approximately 0.1 million or 14 percent of the Company's total government membership. In addition, the Company has a national letter of intent with FPA Medical Management ("FPA") that sets forth operating principles between FPA and the Company for the next ten years. FPA provides health care services to the Company's members in five states, including California.

    The Company's inability to contract with providers, loss of contracts with providers, inability of providers to provide adequate care or insolvency of providers could materially and adversely affect the Company. These contracting and insolvency risks include: a loss of membership; the incurring of additional expenses to meet the requirement to continue to arrange for health care services, among other things, for members; the inability to obtain reimbursement due the Company from providers; the expenditure of additional funds to maintain adequate provider networks and the assertion of claims by third parties against the Company. The effect of these risks could result in the recognition of a charge in a future period.

HEALTH CARE COSTS

    The Company manages health care costs primarily by entering into contractual arrangements with the majority of its health care providers, including primary care physicians, specialists, hospitals and other ancillary services providers, to pay a fixed monthly fee, or capitation payment, for each HMO member regardless of the services provided to each member. The primary care physician or group influences medical utilization and cost control in the Company's HMOs through referrals, hospitalization and other services and is responsible for any related payments to those referred providers. The Company's HMOs share the risk of certain health care costs not covered by capitation arrangements and provide additional incentives to the physicians or groups for appropriate utilization of hospital inpatient, outpatient surgery and emergency room services. The Company may also make incentive payments to providers based on performance relative to budgeted targets. Nearly all of the Company's Medicare contracts are based on a percentage of premium. Percentage of premium entails provider compensation fluctuating directly with the amount of premiums paid for Medicare risk beneficiaries by HCFA.

    In certain of the Company's markets, health care providers are not under capitation arrangements. Fee-for-service contracts increase health care costs when utilization is not appropriately managed. The Company has or is in the process of renegotiating these contracts to move the providers to a capitated payment plan.

    The Company also operates a utilization review system, under which routine hospital admissions and lengths of stay are reviewed by either the Company or utilization review committees comprised of several physicians at each physician group. The committees approve non-emergency hospitalizations in advance. After admission, the committees, together with the Company's medical services utilization staff, carefully monitor the member's continued stay. The Company, through its medical services departments, becomes actively involved in the utilization review of longer, more costly hospitalizations and emergencies. These departments also become involved in the field to monitor catastrophic cases in an effort to provide members appropriate medical care and suggest treatment options that may be more appropriate and cost-effective than a long-term hospital stay.

QUALITY ASSURANCE

    The Company believes that providing access to quality health care services is an essential ingredient for success. To achieve this goal, the Company has established a peer review procedure at each HMO, which is implemented by a Quality Assurance Committee chaired by the HMO's Medical Director and comprised of physicians and representatives of the physician groups at each HMO. When a new physician or physician group is considered by one of the Company's HMOs as a potential provider, the Quality Assurance Committee of the HMO evaluates, among other things, the quality of the physician or group's medical facilities, medical records, laboratory and x-ray licenses and the capacity to handle membership demands. Once selected, a physician or group is periodically reviewed to monitor whether members are receiving quality medical care.

    The Company has developed a comprehensive array of initiatives to improve the quality of service and clinical outcomes affecting members. Such initiatives include, among other things, NCQA accreditation,

Health Plan Employer Data Information Set ("HEDIS") improvements, a standardized, streamlined specialty referral process, a complaint management program to coordinate problem resolution, member satisfaction surveys at the HMO-level, chronic care initiatives, a senior health risk assessment, a smoking cessation program, sophisticated report cards and a comprehensive information technology strategy.

    Approximately 88 percent of the Company's membership is enrolled in plans with NCQA accreditation. NCQA is an independent, non-profit organization that reviews and accredits HMOs. NCQA performs site reviews of standards established for quality assurance, utilization management, credentialing process, commitment to members' rights and preventative health services. HMOs that comply with NCQA's review requirements and quality standards receive NCQA accreditation. The Company's HMOs in Arizona, California, Colorado, Nevada and Oklahoma have received full three-year NCQA accreditation status and the Company's HMOs in Oregon and Utah have received one-year NCQA accreditation status.

RISK MANAGEMENT

    In addition to the Company's cost control systems, the use of underwriting criteria is an integral part of its risk management efforts. Underwriting is the process by which a health plan assesses the risk of enrolling employer groups (or individuals) and establishes appropriate or necessary premium rates. The setting of premium rates directly affects a health plan's profitability and marketing success (see "Health Care Costs"). Underwriting techniques are not employed for the Secure Horizons programs because of regulations that require the Company to accept nearly all Medicare-entitled applicants.

    The Company shifts part of the risk of catastrophic losses by maintaining reinsurance coverage for certain hospital costs incurred in the treatment of catastrophic illnesses of its members. The Company also maintains general liability, property and medical malpractice insurance coverage in amounts that the Company believes are adequate. The Company requires contracting physicians, physician groups and hospitals to maintain individual malpractice insurance coverage.

MARKETING

    The Company's marketing strategy and implementation is coordinated by the Company's corporate marketing staff. Primary marketing responsibility for each of the Company's HMOs and specialty managed care products and services resides with a marketing director and a direct sales force. Commercial marketing is a two-step process in which the Company first markets to employer groups and then provides information directly to employees once the employer has selected the HMO. The Company solicits new employer groups of various sizes through direct, personal selling efforts and through contacts with insurance brokers and consultants. Many employer groups under contract with the Company are represented by insurance brokers and consultants who work with the employer to recommend or design employee benefits packages. Brokers are paid on a commission basis by the Company over the life of the contract, while consultants generally are paid by the employer. The Company has also developed a marketing strategy to strengthen and increase its market share by increasing penetration in existing employer groups and by increasing access to new populations through small group marketing and expansion of its delivery network to more effectively meet the needs of multi-state employers. A significant portion of the Company's commercial membership growth comes from existing employer groups.

    During "open enrollment" periods when employees are permitted to change health care programs, the Company utilizes various techniques to attract commercial members, including work site presentations, direct mail, medical group tours and local advertising. Marketing efforts are also supported by an advertising program that generally includes television, radio, billboard and print media.

    The Company markets the Secure Horizons programs to Medicare beneficiaries primarily through direct mail, telemarketing, television, radio and cooperative advertising with participating medical groups. The Company anticipates further growth opportunities in the Medicare risk program based on the

Company's current marketing strategies and the growing senior population in the United States (see "--Operations, Products and Services--Secure Horizons Programs" and "Specialty Managed Care Products and Services--Medicare Risk Management"). Most Secure Horizons members deal directly with the plan and generally without the involvement of insurance brokers except when associated with an employer group retiree offering.

MANAGEMENT INFORMATION SYSTEMS

    The Company uses computer-based management information systems for various purposes, including marketing and sales tracking, underwriting, billing, claims processing, utilization management, medical cost and utilization trending, financial and management accounting, reporting, planning and analysis. These systems also support member, group and provider service functions, including on-line access to membership verification, claims and referral status and information regarding hospital admissions and lengths of stay. In addition, these systems support extensive analyses of cost and outcome data. The Company is dependent upon the operations of these systems for sales and marketing, electronic claims receipt, utilization management authorization processing, claims adjudication and payment, eligibility verification, bill processing and general corporate accounting. To preserve its investment in existing systems, exploit new technologies, improve the cost effectiveness and quality of services provided and allow for effective new product introduction capabilities, the Company's computer information systems which support its managed care operations and specialty managed products are continually being enhanced and upgraded. System enhancements and upgrades include upgrading mainframe computers, enhancing existing software functionality, implementing purchased software and migrating to more suitable software database environments. Following the FHP Acquisition, the Company has been engaged in an extensive review of its information systems, including integration of multiple systems. Simplification, integration and expansion of the systems servicing the Company's business is an important component of controlling health care and administrative expenses and improving member and provider satisfaction. To the extent that these systems fail to operate properly or the integration efforts are not successful, the Company's financial results may be adversely affected.

YEAR 2000

    In 1996, the Company developed and began execution of an enterprise wide plan to ensure application software and systems compliance for the year 2000. The Company currently expects the project to be complete by the end of 1998 and to cost less than $10 million. This estimate includes internal costs, but excludes the costs to upgrade and replace systems in the normal course of business. As of December 31, 1997, approximately $2 million had been expensed related to this project. An additional component of this project is the written confirmation from all systems vendors ensuring year 2000 compliance in conjunction with the Company's target deadlines. The Company is currently assessing the impact, if any, of year 2000 issues it may encounter with entities with which it electronically interacts, including HCFA. If HCFA or certain other entities experience significant failures or erroneous applications, it could have a material adverse effect on the Company's financial position, results of operations or cash flows.

COMPETITION

    The health care industry is highly competitive, both nationally and in the Company's various markets. Consolidation in the health care industry has resulted in fewer but larger competitors of the Company including insurance carriers, other HMOs, employer self-funded programs and PPOs, many of which have substantially larger enrollments or greater financial resources than the Company. As a result of this consolidation, the Company has become one of the largest HMOs in the country. The Company also faces competition from hospitals, health care facilities and other health care providers who have combined and formed their own networks to contract directly with employer groups and other prospective customers for the delivery of health care services. In California, the largest market in which the Company competes, the

Company encounters competition from a few large HMOs and to a lesser extent smaller HMOs, PPOs, self-funded employers and health care providers. In other markets in which the Company operates, the Company faces competition from local HMOs, PPOs and other local health care providers as well as other national HMOs and insurance carriers. In addition, new federal legislation permits for the first time, beginning in 1999, PSOs to directly contract with HCFA for Medicare risk contracts. PSOs, if successful, will increase the Company's competition for new Medicare enrollees (see "Specialty Managed Care Products and Services--Medicare Risk Management" and "Government Regulation"). Competition for members in the Company's markets has resulted in an increase in benefits and price competition. In such an increasingly competitive environment, the Company believes that a comprehensive range of products and services, along with a strong provider network, must be provided to remain competitive. Other factors which the Company believes generally help it in regard to competitors are the strength of its underwriting and pricing practices and staff, its significant market position in certain geographic areas, its financial strength, its experience and its generally favorable marketplace reputation. Increased competition could result in a decline in revenue or in price reductions, which could have a material adverse effect on the Company's financial position, results of operations or cash flows.

GOVERNMENT REGULATION

    The Company's HMO subsidiaries are affected by several state and federal laws and regulations, including the federal Health Maintenance Organization Act of 1973 (the "HMO Act") and statutes regulating or affecting HMOs in each of the states in which it does business. As a result, the Company is subject to extensive regulation regarding the scope of benefits provided to its members, financial solvency requirements, quality assurance and utilization review procedures, member grievance procedures, provider contracts, marketing and advertising. All of the Company's HMO operations are federally qualified or meet similar requirements as a competitive medical plan.

    The Company's Secure Horizons programs are provided under contracts with, and are subject to regulations by, HCFA and certain state agencies (see "Operations, Products and Services--HMO Operations-Secure Horizons Programs"). As a result of HCFA's regulations governing the Company's Medicare risk programs, the medical care ratio, as determined prospectively through formulas established by HCFA for the Company's Medicare risk contracts in a particular region, is not allowed to be less than the medical care ratio for the Company's non-Medicare risk contracts in such regions. If the Company were to fall out of compliance with these regulations, it would have to provide additional benefits, reduce the supplemental premiums charged to its Medicare members or accept a lower payment from HCFA to increase the medical care ratio for the Medicare risk contracts to the level of the medical care ratio for the non-Medicare contracts. This regulation could have a material adverse effect on the Company's financial position, results of operations or cash flows.

    Currently, Secure Horizons' premiums are determined through formulas established by HCFA for the Company's Medicare risk contracts in a particular region. If these premiums are reduced or if premium rate increases in a particular region are lower than the rate of increase in health care service expenses of Secure Horizons members in such region, the Company's operations, profitability or business prospects could be affected. The Company has mitigated this risk by paying nearly all of the health care service expenses of the Secure Horizons programs on a percentage of premium basis.

    On August 5, 1997, President Clinton signed into law the Balanced Budget Act of 1997, which enacted numerous revisions to the Medicare program. The law replaces the risk contract program with a new "Medicare+Choice" program, which is intended to increase Medicare enrollment in private health plans. During 1998, HCFA is expected to promulgate regulations that will allow participation in the Medicare+Choice program by HMOs, preferred provider organizations, point-of-service plans, PSOs and fee-for-service plans and provide for a new medical savings accounts demonstration project for Medicare beneficiaries. The law also revises the formula used by HCFA to calculate payments to Medicare health plans by establishing minimum payment levels and annual increases and limiting the overall rate of payment growth. Further, the law enacts new requirements for risk adjustment, information disclosure, quality measurement and improvement and beneficiary enrollment, among other provisions. The Company believes that any slowdown in the rate of premium growth may be offset by the effect of this new legislation encouraging managed health care for Medicare beneficiaries. The loss of Medicare contracts or termination or modification of the HCFA risk-based Medicare program could have a material adverse effect on the revenue, profitability and business prospects of the Company.

    In 1996, HCFA promulgated regulations ("physician incentive regulations") enforcing Sections 4204(a) and 4731 of the Omnibus Budget Reconciliation Act of 1990 ("OBRA 90"). OBRA 90 and the physician incentive regulations prohibit HMOs with Medicare risk contracts from knowingly making incentive payments to physicians as an inducement to reduce or limit medically necessary services to Medicare beneficiaries. HCFA requires plans to meet these regulations annually by submission of consolidated survey responses from contracted physician groups. Under the physician incentive regulations, HMOs must, among other things, disclose to HCFA their physician compensation plan in such detail as to allow HCFA to determine compliance with the regulations, and provide stop-loss insurance to a physician or physician group, if the HMO places the physician at "substantial financial risk" for services provided to Medicare beneficiaries. Revision of the physician incentive regulations in several specific areas is currently under serious consideration by HCFA. The Company is taking steps to comply with the physician incentive regulations.

    In the normal course of business, the governmental agencies with which PacifiCare contracts periodically review the premiums paid to the Company under these programs to detect whether any excess premiums have been paid. If such agencies discover, in connection with any such review, that excess premiums were paid to the Company, adjustments to current or future premiums would be made. If such adjustments were significant, they could materially and adversely affect the profitability, operations or business prospects of the Company.

    PacifiCare's HMOs have commercial contracts with the United States Office of Personnel Management ("OPM") to provide managed care health services to employees and retirees of the federal government and their dependents under the Federal Employees Health Benefit Program ("FEHPB"). In the normal course of business, OPM audits health plans with which it contracts to, among other things, verify that the premiums calculated and charged to OPM are established in compliance with the best price community rating guidelines established by OPM. OPM typically audits plans once every five or six years and each audit covers the prior five or six year period. Depending on the type of contract the Company has with OPM, OPM will audit one or more health plans at the same time. OPM has notified PacifiCare of its intent to audit or has recently completed an audit of the majority of the Company's health plans. While the government's initial on-site audits are usually followed by a post-audit briefing in which the government indicates its preliminary results, final resolution and settlement of the audits have historically taken a minimum of three to five years.

    In addition to claims made by the auditors as part of the normal audit process, the OPM may also refer their results to the United States Department of Justice ("DOJ") for potential legal action under the False Claims Act. The DOJ has the authority to file a claim under the False Claims Act if it believes that the health plan knowingly overcharged the government or otherwise submitted false documentation or certifications. In False Claims Act actions, the government may impose trebled damages and a civil penalty of not less than $5,000 nor more than $10,000 for each separate alleged false claim. In November 1997, the Company was notified that the 1995 audit of the operations of the Company's Oklahoma HMO subsidiary, had been referred to the DOJ. The Company is negotiating to settle this matter with the DOJ.

    PacifiCare intends to negotiate with OPM and the DOJ on all matters to attain a mutually satisfactory result. There can be no assurance, however, that these negotiations will be concluded satisfactorily, that additional audits will not be referred to the DOJ, or that additional, possibly material, liability will not be incurred. The Company has also entered into discussions with OPM and implemented centralized internal review processes to reduce the likelihood of liability for contract years beginning with January 1999. The Company believes that any ultimate liability in excess of amounts accrued would not materially affect the Company's consolidated financial position. However, such liability could have a material adverse effect on results of operations or cash flows of a future quarter if resolved unfavorably.

    The Company's HMOs are subject to state regulations which require periodic financial reports from HMOs licensed to operate in their state and, in certain cases, impose minimum equity, capital, deposit and/or reserve requirements. Certain federal and/or state regulatory agencies also require the Company's HMOs to maintain restricted cash reserves represented by interest-bearing instruments which are held by trustees or state regulatory agencies. These requirements, which limit the ability of the Company's subsidiaries to transfer funds to the Company, may limit the ability of the Company to pay dividends. From time to time, the Company advances funds, in the form of a loan, to its subsidiaries to assist them in satisfying federal or state financial requirements.

    The National Association of Insurance Commissioners (the "NAIC") has an effort underway that would impose new minimum capitalization requirements for HMOs, health care insurance entities and other risk bearing health care entities. The requirements would take the form of risk-based capital rules similar to rules for certain non-health care insurance companies. If the capitalization requirements were enacted, certain of the Company's subsidiaries would have to increase their capital requirements. If and when the requirements are enacted, the Company expects to fund the subsidiaries to meet the new requirements. The Company does not believe that the amount of funds that may be paid by subsidiaries to the Company will be materially affected after meeting the new capitalization criteria.

    The Company has six insurance subsidiaries, which are subject to regulation in each jurisdiction in which they are licensed. Regulatory authorities exercise extensive supervisory power over insurance companies. The Company's insurance subsidiaries are required to file periodic statutory financial statements in each jurisdiction in which they are licensed. Additionally, the insurance departments of the jurisdiction in which they are licensed to do business periodically examine such subsidiaries.

    Certain of the Company's HMOs and each of the Company's insurance subsidiaries are subject to regulation under state insurance holding company regulations. Such insurance holding company laws and regulations generally require registration with the appropriate state department of insurance and the filing of certain reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business operations. Various notice and reporting requirements generally apply to transactions between companies within an insurance holding company system, depending on the size and nature of the transactions. Certain state insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of certain material intercompany transfers of assets as well as certain transactions between the regulated companies, their parent holding companies and affiliates, and acquisitions.

    In 1997, the Departments of Health and Human Services, Labor and Treasury promulgated regulations enforcing the "Health Insurance Portability and Accountability Act of 1996" which took effect in January 1998. The regulations require certain guaranteed issuance and renewability of health coverage for individuals and small groups, limit preexisting condition exclusions and provide for a demonstration project for medical savings accounts for individuals who obtain individual medical insurance and small businesses. Regulations were also promulgated to enforce other federal legislation, which became effective in January 1998, requiring health plans to provide parity for mental health benefits and minimum lengths of stay for mothers and their newborns. The Company is continuing to analyze the operational impact, if any, to the Company of these regulations; however, the Company believes that these regulations will have an administrative impact on the Company.

    The provision of goods and services to or through certain types of employee health benefit plans is subject to the Employee Retirement Income Security Act of 1974 ("ERISA"). ERISA is a complex set of laws and regulations that are subject to periodic interpretation by the United States Department of Labor.

ERISA places controls on how the Company's health plans and specialty managed care products and services may do business with employers covered by ERISA, particularly employers that maintain self-funded plans. The Department of Labor is engaged in an ongoing ERISA enforcement program which may result in additional constraints on how ERISA-governed benefit plans conduct their activities. There have been recent legislative attempts to limit ERISA's preemptive effect on state laws. If such limitations were to be enacted, they might increase the Company's liability exposure under state law claims relating to employee health benefits offered by the Company's health plans and specialty managed care products and services and may permit greater state regulation of other aspects of those business operations.

    State and federal lawmakers may continue to consider and enact laws and regulations which could impact the Company, including prohibition or limitation of capitated arrangements or provider financial incentives, benefit mandates, limitations on the ability to manage utilization of services, and requirements for information disclosure, provider contracting and dispute resolution. The adoption of such legislation or regulations may make it more difficult for the Company to control health care costs and could adversely affect financial results. Although the Company intends to maintain its HMOs' federal qualifications, state licenses and Medicare contracts, there can be no assurance that it can do so.

STOCK MARKET

    The market prices of the Company's Class A Common Stock, par value $0.01 per share (the "Class A Common Stock"), Class B Common Stock, par value $0.01 per share (the "Class B Common Stock"), and the Series A Cumulative Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock") and the market prices of the publicly traded shares of the Company's competitors have shown significant volatility and sensitivity to many factors, including legislative or regulatory actions, health care cost trends, premium pricing trends, levels of competition, earnings results of industry participants and acquisition activity. There can be no assurances regarding the stability of the various share prices of the Company at any time or the impact of these or any other factors on the share prices of the Company. See Item 5-- "Market for the Company's Equity and Related Stockholder Matters."

TRADEMARKS

    The federally registered service marks PacifiCare-Registered Trademark- and SecureHorizons-Registered Trademark- are owned by the Company and are material to its business.

EMPLOYEES

    At December 31, 1997, the Company had 9,770 full and part-time employees. None of the Company's employees are presently covered by a collective bargaining agreement and the Company has not experienced any work stoppage since its organization. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

    As of December 31, 1997, the Company leased approximately 220,000 aggregate square feet of space for its principal corporate headquarters and executive offices in Santa Ana and Costa Mesa, California. In connection with its operations, as of December 31, 1997, the Company leased approximately 2.2 million aggregate square feet for office space, subsidiary operations, customer service centers and space for computer facilities. Such space corresponds to areas in which the Company's HMOs or specialty managed care products and services operate or where it has satellite administrative offices. The Company's leases expire at various dates through 2007.

    The Company owns 32 buildings encompassing approximately 914,000 aggregate square feet of space. Six of the buildings, which represent approximately 348,000 aggregate square feet of space are primarily used for administrative operations and are located in California, Utah and Guam. The remaining 26 buildings are medical office buildings leased under a master lease agreement. All 26 medical buildings are being marketed for sale. The Company also owns nine parcels of vacant land for a total of 46 acres, all of which are being marketed for sale.

    The Company considers its facilities to be in good working condition, well maintained and adequate for its present and anticipated needs. The Company believes that additional space can be obtained at competitive rates upon the expiration of current leases or in the event additional space is needed.

ITEM 3.  LEGAL PROCEEDINGS

    The Company has been served with several purported class action suits alleging violations of federal securities laws by the Company and by certain of its officers and directors. The complaints relate to the period from the date of the FHP Acquisition through the Company's November 25, 1997 announcement that earnings for the fourth quarter of 1997 would be lower than expected. These complaints primarily allege that the Company previously omitted and/or misrepresented material facts with respect to its costs, earnings and profits. These suits are at a very early stage and no discovery has occurred. The Company believes it has good defenses to the claims in these suits and is contesting them vigorously.

    The Company is also involved in legal actions in the normal course of business, some of which seek monetary damages, including claims of punitive damages which are not covered by insurance. After review, including consultation with counsel, based on current information, management believes any ultimate liability in excess of amounts accrued which would likely arise from these actions (including the purported class actions) would not materially affect the Company's consolidated financial position, results of operations or cash flows. However, management's evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material adverse effect on the Company's results of operations or cash flows for a future quarter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the three months ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S EQUITY AND RELATED STOCKHOLDER MATTERS

    The Class A Common Stock, the Class B Common Stock, and the Series A Preferred Stock are listed on the Nasdaq National Market under the symbols PHSYA, PHSYB, and PHSYP, respectively. The following tables set forth, for the indicated periods, the high and low reported sale prices per share of the Class A and Class B Common Stock and the Series A Preferred Stock (from February 14,
1997) as furnished by Nasdaq.

                                             CLASS A         CLASS B         SERIES A
                                           COMMON STOCK    COMMON STOCK     PREFERRED
                                                                              STOCK
                                          --------------  --------------  --------------
                                           HIGH    LOW     HIGH    LOW     HIGH    LOW
                                          ------  ------  ------  ------  ------  ------
YEAR ENDED DECEMBER 31, 1997
  First Quarter.........................  85 5/8  68 3/4  89 1/2  72 7/8  34 7/8  32
  Second Quarter........................  83      55 1/2  87 3/4  58 3/4  34 3/8  25 1/8
  Third Quarter.........................  71      60 1/4  74 3/4  62      29 5/8  27
  Fourth Quarter........................  71 1/4  48 1/8  72 1/2  50 7/8  28 1/2  20 3/8

TWELVE MONTHS ENDED DECEMBER 31, 1996
  First Quarter.........................  98 3/4  75 1/4  99 1/2  78 1/2    --      --
  Second Quarter........................  83 3/4  63 7/8  86 3/4  65 1/4    --      --
  Third Quarter.........................  84 3/4  59 5/8  91      59 3/4    --      --
  Fourth Quarter........................  86 1/4  63 1/4  90 1/2  65 3/4    --      --

    The Company has never paid any cash dividends on its common stock and presently anticipates for the foreseeable future that no cash dividends on its common stock will be declared and that all of its earnings will be retained for development of the Company's business. Any dividends will depend upon future earnings, the financial condition of the Company and regulatory requirements. If the Company were to decide to make dividend payments, the Company could only make dividend payments in shares of its common stock pursuant to the restrictions on dividend payments which exist in the credit facility (see Note 5 of the Notes to Consolidated Financial Statements).

    As of December 31, 1997 there were approximately 344 and 364 shareholders of record of the Company's Class A Common Stock and Class B Common Stock, respectively. These numbers do not include individual participants in security position listings. Based on available information, the Company believes there are at least 15,000 beneficial holders of its Class A and Class B Common Stock.

    The authorized preferred stock of the Company includes 11,000,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock entitles its owner to convert it at any time to 0.374 shares of Class B Common Stock, assuming no unpaid accrued dividends in arrears. Series A Preferred Stock shareholders also have a preference of $25.00 per share over the common stock in the event of involuntary or voluntary liquidation. Dividends on the Series A Preferred Stock accrue at an annual rate of $1.00 per share, are cumulative and payable quarterly in arrears when, as and if declared by the board of directors. During 1997, the Company paid $9 million in dividends to its preferred shareholders. There were no unpaid dividends on the Series A Preferred Stock at December 31, 1997.

    On or after June 17, 1998, the Series A Preferred Stock may be redeemed at the option of the Company for cash plus unpaid dividends. The redemption price ranges from 103 percent to 100 percent of the stated value of the Series A Preferred Stock, or $25.00 per share, in one-half percent decrements for each successive anniversary of June 17, 1998 through 2004. Series A Preferred Stock ranks senior to the Class A and B Common Stock with respect to dividend and liquidation rights, and holders of Series A Preferred Stock generally have no voting rights; however, there are certain exceptions including the right to elect two additional directors if the equivalent of six quarterly dividends payable on the Series A Preferred Stock are in default.

ITEM 6.  SELECTED FINANCIAL DATA

    In February 1997, PacifiCare's board of directors approved a change in the Company's fiscal year end from September 30 to December 31. This resulted in a transition period of October 1, 1996 through December 31, 1996. The following selected financial and operating data are derived from the audited financial statements of the Company and its subsidiaries or from the Company's unaudited internal financial data. For clarity of presentation and comparability, the following selected financial and operating data includes the unaudited period for the twelve months ended December 31, 1996. The selected financial and operating data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and also with "Item 8. Financial Statements and Supplementary Data."

INCOME STATEMENT DATA
  (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             (TRANSITION
                                              (UNAUDITED)      PERIOD)
                                                TWELVE          THREE
                                YEAR ENDED   MONTHS ENDED   MONTHS ENDED    YEAR ENDED     YEAR ENDED     YEAR ENDED
                               DECEMBER 31,  DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                 1997(1)        1996(2)         1996          1996(2)         1995          1994(3)
                               ------------  -------------  -------------  -------------  -------------  -------------
Operating revenue............   $8,982,680    $ 4,807,856    $ 1,234,875    $ 4,637,305    $ 3,731,022    $ 2,893,252
                               ------------  -------------  -------------  -------------  -------------  -------------
Expenses:
  Health care services.......    7,658,879      4,017,383      1,039,345      3,872,747      3,077,135      2,374,258
  Other operating expenses...    1,125,299        605,546        154,996        585,081        505,644        398,064
  Impairment, disposition,
    restructuring and other
    charges..................      154,507         75,840        --              75,840        --             --
  Office of Personnel
    Management charge........       --             25,000        --              25,000        --             --
                               ------------  -------------  -------------  -------------  -------------  -------------
Operating income.............       43,995         84,087         40,534         78,637        148,243        120,930
Interest income, net.........       16,129         44,696         12,302         44,143         33,857         24,538
                               ------------  -------------  -------------  -------------  -------------  -------------
Income before income taxes
  and cumulative effect of a
  change in accounting
  principle..................       60,124        128,783         52,836        122,780        182,100        145,468
Provision for income taxes...       81,825         53,052         21,079         50,827         74,005         60,875
                               ------------  -------------  -------------  -------------  -------------  -------------
Income (loss) before
  cumulative effect of a
  change in accounting
  principle..................      (21,701)        75,731         31,757         71,953        108,095         84,593
Cumulative effect on prior
  years of a change in
  accounting principle.......       --            --             --             --             --               5,658
                               ------------  -------------  -------------  -------------  -------------  -------------
Net income (loss)............   $  (21,701)   $    75,731    $    31,757    $    71,953    $   108,095    $    90,251
                               ------------  -------------  -------------  -------------  -------------  -------------
                               ------------  -------------  -------------  -------------  -------------  -------------
Preferred dividends..........       (8,792)       --             --             --             --             --
                               ------------  -------------  -------------  -------------  -------------  -------------
Net income (loss) available
  to common shareholders.....   $  (30,493)   $    75,731    $    31,757    $    71,953    $   108,095    $    90,251
                               ------------  -------------  -------------  -------------  -------------  -------------
Basic earnings (loss) per
  share (4)..................   $    (0.75)   $      2.43    $      1.01    $      2.31    $      3.69    $      3.30
                               ------------  -------------  -------------  -------------  -------------  -------------
Diluted earnings (loss) per
  share(4)...................   $    (0.75)   $      2.39    $      1.00    $      2.27    $      3.62    $      3.22
                               ------------  -------------  -------------  -------------  -------------  -------------
                               ------------  -------------  -------------  -------------  -------------  -------------
OPERATING STATISTICS
  Medical care ratio (health
    care services as a
    percent of premium
    revenue)
    Consolidated.............         85.7%          84.5%          85.1%          84.4%          83.6%          83.1%
    Commercial...............         85.8%          82.8%          84.4%          83.1%          82.5%          80.5%
    Government...............         85.6%          85.6%          85.5%          85.4%          84.3%          85.2%
Marketing, general and
  administrative expenses as
  a percent of operating
  revenue....................         11.7%          12.4%          12.4%          12.4%          13.4%          13.6%
Operating income.............          0.5%           1.7%           3.3%           1.7%           4.0%           4.2%
Effective tax rate(5)........        136.1%          41.2%          39.9%          41.4%          40.6%          41.8%
Return on average
  shareholders' equity.......         (1.5)%          9.3%           3.9%           9.3%          18.9%          24.6%


                                YEAR ENDED
                               SEPTEMBER 30,
                                   1993
                               -------------
Operating revenue............   $ 2,221,073
                               -------------
Expenses:
  Health care services.......     1,850,469
  Other operating expenses...       283,360
  Impairment, disposition,
    restructuring and other
    charges..................       --
  Office of Personnel
    Management charge........       --
                               -------------
Operating income.............        87,244
Interest income, net.........        21,083
                               -------------
Income before income taxes
  and cumulative effect of a
  change in accounting
  principle..................       108,327
Provision for income taxes...        45,631
                               -------------
Income (loss) before
  cumulative effect of a
  change in accounting
  principle..................        62,696
Cumulative effect on prior
  years of a change in
  accounting principle.......       --
                               -------------
Net income (loss)............   $    62,696
                               -------------
                               -------------
Preferred dividends..........       --
                               -------------
Net income (loss) available
  to common shareholders.....   $    62,696
                               -------------
Basic earnings (loss) per
  share (4)..................   $      2.30
                               -------------
Diluted earnings (loss) per
  share(4)...................   $      2.25
                               -------------
                               -------------
OPERATING STATISTICS
  Medical care ratio (health
    care services as a
    percent of premium
    revenue)
    Consolidated.............          84.1%
    Commercial...............          82.5%
    Government...............          85.6%
Marketing, general and
  administrative expenses as
  a percent of operating
  revenue....................          12.6%
Operating income.............           3.9%
Effective tax rate(5)........          42.1%
Return on average
  shareholders' equity.......          24.2%

See footnotes described following "Balance Sheet Data"

FINANCIAL STATEMENT CHANGE STATISTICS

                                                      YEAR ENDED        YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                     DECEMBER 31,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                        1997(6)            1996               1995               1994
                                                    ---------------  -----------------  -----------------  -----------------
Operating revenue.................................         86.8%             24.3%              29.0%              30.3%
                                                         ------             -----                ---                ---
Net income (loss)(2,3)............................       (128.7)%           (33.4)%             19.8%              44.0%
                                                         ------             -----                ---                ---
Earnings (loss) per share(2,3)....................       (131.5)%           (37.3)%             12.4%              43.1%
                                                         ------             -----                ---                ---
Total assets......................................        211.8%             (6.2)%             25.3%              59.4%
                                                         ------             -----                ---                ---
Total shareholders' equity........................        139.8%             12.5%              77.1%              29.5%
                                                         ------             -----                ---                ---

                                                       YEAR ENDED
                                                      SEPTEMBER 30,
                                                          1993
                                                    -----------------
Operating revenue.................................          31.7%
                                                             ---
Net income (loss)(2,3)............................          43.8%
                                                             ---
Earnings (loss) per share(2,3)....................          26.4%
                                                             ---
Total assets......................................          39.3%
                                                             ---
Total shareholders' equity........................          60.5%
                                                             ---

                                              DECEMBER 31,  DECEMBER 31,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                  1997          1996          1996           1995           1994           1993
                                              ------------  ------------  -------------  -------------  -------------  -------------
MEMBERSHIP DATA
Commercial..................................    2,790,000     1,451,500      1,434,500      1,216,100        949,100        806,900
Government (Medicare & Medicaid)............    1,001,100       593,600        596,200        541,000        409,100        290,100
                                              ------------  ------------  -------------  -------------  -------------  -------------
Total membership............................    3,791,100     2,045,100      2,030,700      1,757,100      1,358,200      1,097,000
                                              ------------  ------------  -------------  -------------  -------------  -------------
                                              ------------  ------------  -------------  -------------  -------------  -------------
Percent change in membership................         85.4%          0.7%          15.6%          29.4%          23.8%          14.7%
                                              ------------  ------------  -------------  -------------  -------------  -------------
                                              ------------  ------------  -------------  -------------  -------------  -------------
BALANCE SHEET DATA
  (IN THOUSANDS)
Cash and equivalents and marketable
  securities................................   $1,545,382    $  962,482    $   700,093    $   811,525    $   710,608    $   437,231
Total assets................................   $4,867,958    $1,561,472    $ 1,299,462    $ 1,385,372    $ 1,105,548    $   693,646
Medical claims and benefits payable.........   $  715,600    $  278,800    $   268,000    $   288,400    $   302,900    $   255,000
Long-term debt, excluding current
  maturities................................   $1,011,234    $    1,370    $     5,183    $    11,949    $   101,137    $    21,821
Shareholders' equity........................   $2,062,187    $  860,102    $   823,224    $   732,024    $   413,358    $   319,294

------------------------

(1) The 1997 results include the results of operations for the FHP Acquisition from February 14, 1997 (see Note 4 of the Notes to Consolidated Financial Statements). The 1997 results include $155 million of pretax charges ($129 million or $3.18 diluted loss per share, net of tax) for the impairment of long-lived assets, restructuring and certain other charges (see Note 9 of the Notes to Consolidated Financial Statements). Operating income as a percentage of operating revenue before pretax charges was 2.2 percent. Return on average shareholders' equity before pretax charges was 7.3 percent.

(2) The 1996 results include $101 million of pretax charges ($62 million or $1.96 and $1.97 diluted loss per share, net of tax for the year ended September 30 and the twelve months ended December 31, respectively) for the impairment of long-lived assets, potential government claims, dispositions and certain restructuring charges (see Note 9 of the Notes to Consolidated Financial Statements). Operating income as a percentage of operating revenue before pretax charges for 1996 was 3.8 and 3.9 percent, respectively for the year ended September 30 and the twelve months ended December 31. Return on average shareholders' equity before pretax charges for the year ended September 30, 1996 and the twelve months ended December 31, 1996 was 17.2 percent and 17.0 percent, respectively.

(3) The 1994 results reflect the cumulative effect on prior fiscal years of a change in accounting principle. Diluted earnings per share before cumulative effect of a change in accounting principle for the year ended September 30, 1994 was $3.02 per share. The cumulative effect of a change in accounting principle for the fiscal year ended September 30, 1994 was $0.20 per share. The fiscal year 1994 changes in net income and earnings per share before cumulative effect of a change in accounting principle are 34.9 percent and
    34.2 percent, respectively.

(4) Earnings per share have been restated to conform with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings per share excludes the effect of all potentially dilutive securities. Diluted earnings per share includes the effect of the potentially dilutive securities (see Note 2 of the Notes to Consolidated Financial Statements). For the years ended September 30, 1993 through September 30, 1996 and for the three months and twelve months ended December 31, 1996 the current presentation of diluted earnings per share is identical to the Company's former presentation of primary earnings per share. The potentially dilutive securities were not included in the calculation of diluted loss per share for 1997 because they were anti-dilutive.

(5) Effective income tax rate includes the effect of non-deductible pretax charges.

(6) Changes as compared to the unaudited period for the 12 months ended December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    In February 1997, PacifiCare's board of directors approved a change in the Company's fiscal year end from September 30 to December 31. This resulted in a transition period from October 1, 1996 to December 31, 1996, which has been audited. However, for clarity of presentation and comparability, the discussion of results of operations compares the year ended December 31, 1997 to the unaudited twelve months ended December 31, 1996, followed by a comparison of the fiscal year ended September 30, 1996 to the fiscal year ended September 30, 1995. For purposes of the comparison of the year ended December 31, 1997 to the twelve months ended December 31, 1996, the unaudited twelve months ended December 31, 1996 are referred to as the prior year.

    On February 14, 1997 the Company consummated the FHP Acquisition for a total purchase price including transaction costs of $2.2 billion. The FHP Acquisition has been accounted for as a purchase. The Company's consolidated results of operations include the results of FHP from the date of the FHP Acquisition (see
Note 4 of the Notes to Consolidated Financial Statements).

1997 COMPARED WITH 1996

    Total operating revenue increased 87 percent to $9.0 billion for the year ended December 31, 1997 from $4.8 billion for the same period in the prior year. FHP contributed approximately $3.6 billion or 85 percent of the increase in revenue. Enrollment gains (net of the FHP Acquisition) in both the government and commercial programs increased revenue by six percent. Premium increases, mainly in the government programs, along with the Company's specialty managed care products and services, contributed the remainder of the increase. Total HMO membership increased 85 percent to approximately 3.8 million members at December 31, 1997, from approximately 2.0 million members at December 31, 1996, due primarily to the FHP Acquisition. The Company acquired approximately 1.5 million and 0.4 million commercial and government members, respectively, as part of the FHP Acquisition.

    Commercial premiums increased 97 percent over the prior year with approximately 92 percent of the total increase related to the FHP Acquisition. Enrollment gains in the commercial programs, net of acquisition membership, accounted for seven percent, while premium rates remained relatively flat. Excluding the FHP Acquisition, the Company has experienced a decrease in the rate of membership growth compared to the prior year. This decrease is partly due to the disposition of the Company's Florida operations. Additionally, the Company has shifted its focus from one of rapid growth to improved profit margins through the use of a more disciplined product pricing strategy.

    Government premiums increased 85 percent as compared to the twelve months ended December 31, 1996 with 81 percent of the total increase related to the FHP Acquisition. On January 1, 1997, the Company received premium rate increases from HCFA averaging over six percent. Government per member premium rates also increased as a result of the Company's exit of its Medicaid lines of business in certain of the Company's markets, which have lower average per member premiums. These increases were offset slightly by reductions in member paid supplemental premiums in several of the Company's markets. The combined increases in the per member premium rates increased revenue by almost 14 percent as compared to the prior year. Enrollment gains in the government programs, net of acquisition membership, accounted for an additional five percent of the increase in government premiums.

    The increase in the commercial medical care ratio includes higher cost FHP provider contracts, increased non-capitated physician costs and increased out of area emergency room costs as compared to the prior year.

    The government programs' medical care ratio for the year ended December 31, 1997 remained flat as compared to the prior year. This consistency largely reflects the FHP Acquisition, which had lower cost provider contracts and generally higher reimbursement for Medicare risk membership. Additionally, the wind down of the Medicaid business contributed to slight decreases in the government medical care ratio. These decreases were partially offset by enhanced prescription drug benefits provided to enrollees combined with lower member paid supplemental premiums.

    As a percentage of operating revenue, marketing, general and administrative expenses decreased slightly as compared to the prior year, excluding the pretax charges for 1997 and 1996 as discussed below. The decrease reflects reduced or eliminated FHP marketing, continued administrative savings, including lower than expected staffing and greater than expected efficiencies resulting from the integration of the FHP administrative operations and information systems.

    The Company recognized pretax charges totaling $155 million ($129 million or $3.18 diluted loss per share, net of tax) for the year ended December 31, 1997 and $101 million ($62 million or 1.97 diluted loss per share, net of taxes) for the twelve months ended December 31, 1996. The 1997 pretax charges included fourth quarter write-offs associated with the impairment of goodwill in certain of the Company's markets, restructuring charges and certain other charges. The 1996 pretax charges included an impairment of goodwill, a disposition loss restructuring and OPM charges.

    During the fourth quarter of 1997, the Company recognized a $124 million ($111 million or $2.73 diluted loss per share, net of tax) charge for goodwill and intangible assets which were impaired and no longer recoverable from future operations. These pretax charges relate to the following markets and products:

    -  $63 million for the Utah HMO;

    -  $40 million for the Washington health plan; and

    -  $21 million primarily for discontinued workers' compensation products.

    As discussed in the second quarter, Utah's operating losses were related to lower than expected 1997 premium rate increases coupled with a shift of membership from capitated to non-capitated health care providers as a significant health care provider contract switched from capitation to fee-for-service. The Company agreed to continue this contract to ensure an adequate infrastructure to service the Utah membership. At the same time, the Utah information systems migrated to the standard FHP system in anticipation of the conversion of the FHP system into the Company's common system. As a result, increased utilization under the new fee-for-service contract was not visible until the fourth quarter of 1997 when conversion reconciliations discovered significant unpaid claims as well as claims paid inaccurately. The Company expects that economic and competitive conditions in Utah will continue to minimize premium increases and will make provider capitation contracting difficult. Because the 1997 losses and the cash flow analysis did not support the recoverability of goodwill, the Company recorded an impairment charge and announced that it will exit or otherwise dispose of the Utah operations.

    Since its acquisition, the Washington market has had a history of operating losses. While capitated contracts have been implemented, claims payment issues continue as most providers are not able to administer the claims process. Utilization also continues to be higher than expected. The Company determined that goodwill and intangibles were no longer recoverable and recorded an impairment charge in light of the historical and increasing losses in the market and expected future cash flows.

    The Company owns a subsidiary which provides workers' compensation benefits. In developing its 1998 business plan, the Company determined that California legislation did not allow workers' compensation products to be priced at a competitive rate that would result in the required return on investment. Without a profitable California revenue stream, the remaining business did not support the recoverability of the goodwill and the impairment was recorded.

    The Company is committed to the successful integration of FHP and as part of that process continually assesses the efficiency of its operations and determines whether duplicative functions or facilities exist. As a result of that commitment, the Company identified opportunities to restructure and streamline operations which resulted in recording a restructuring charge in the fourth quarter of 1997 in the amount of $15 million ($9 million or $0.22 diluted loss per share, net of tax). The restructuring charges include work force reductions, facility consolidation and other related cost accruals. To improve efficiency and reduce costs, the Company experienced a work force reduction. Work force costs of $8 million primarily include employee severance related to involuntary termination programs. Lease terminations of $5 million pretax were associated with the consolidation of administrative and operations office space. Other related charges totaled $2 million, pretax. Cash flows from operations are expected to fund all of the restructuring charges. The restructuring should be complete by December 1998.

    Approximately $16 million ($9 million, or $0.23 diluted loss per share, net of tax) of other charges were recorded for contracts for which the anticipated future health care costs exceed the premiums. Approximately $13 million ($8 million, or $0.19 diluted loss per share, net of tax) related to PacifiCare of Utah due to the continuing losses anticipated by the plan. The remaining charge for loss contract accruals pertains to a workers' compensation insurance company and an HMO plan.

    During 1996, the Company decided that its PacifiCare of Florida ("Florida") subsidiary would not launch the Secure Horizons program and withdrew its HCFA application after considering the effects of enhanced state regulation, reduced Medicaid reimbursement, and continued losses experienced in the Florida market. The business strategy for Florida profitability was based on launching of the Company's Secure Horizons program. Accordingly, the Company recognized a $59 million ($34 million or $1.10 diluted loss per share, net of tax) charge for the impairment of goodwill and decided to sell its Florida operations.

    Effective June 1, 1996, Florida sold the assets of its staff-model medical clinics resulting in a pretax loss of $9 million ($8 million or $0.26 diluted loss per share, net of tax).

    During 1996, management approved a plan relating for the discontinuation of certain specialty heath care products and services that do not meet the Company's strategic and economic return objectives, including a reduction in work force and the establishment of regional customer service centers. A restructuring charge of $8 million ($5 million or $0.15 diluted loss per share, net of tax) was recognized which included employee severance related to an involuntary work force reduction of approximately $4 million, write-offs of assets designated for disposition of approximately $3 million, and other related costs of approximately $1 million. The restructuring was financed by cash flows from operations and actual expenditures did not differ materially from amounts accrued.

    In June 1996, a pretax charge was recognized of $25 million ($15 million, or $0.46 diluted loss per share, net of tax) for an increase of reserves in anticipation of negotiations relating to potential governmental claims for contracts with OPM. The Company's HMO subsidiaries have commercial contracts with OPM to provide managed health care services to members under FEHBP. In the normal course of business, OPM audits health plans with which it contracts to, among other things, verify that the premiums calculated and charged to OPM are established in compliance with the best price community rating guidelines established by OPM. OPM typically audits plans once every five or six years and each audit covers the prior five or six year period. Depending on the type of contract the Company has with OPM, OPM will audit one or more health plans at the same time. OPM has notified PacifiCare of its intent to audit or has recently completed an audit of the majority of the Company's health plans. While the government's initial on-site audits are usually followed by a post-audit briefing in which the government indicates its preliminary results, final resolution and settlement of the audits have historically taken a minimum of three to five years.

    In addition to claims made by the auditors as part of the normal audit process, the OPM may also refer their results to the United States Department of Justice ("DOJ") for potential legal action under the False Claims Act. The DOJ has the authority to file a claim under the False Claims Act if it believes that the health plan knowingly overcharged the government or otherwise submitted false documentation or certifications. In False Claim Act actions, the government may impose trebled damages and a civil penalty of not less than $5,000 nor more than $10,000 for each separate alleged false claim. In November 1997, the Company was notified that the 1995 audit of the operations of the Company's Oklahoma HMO subsidiary, had been referred to the DOJ. The Company is negotiating to settle this matter with the DOJ.

    Interest income, net of interest expense, decreased approximately $29 million for the year ended December 31, 1997 compared to the prior year due primarily to increased borrowings to finance the FHP Acquisition.

    The majority of the pretax charges the Company recorded in the fourth quarter of 1997 are not deductible for income tax purposes. Therefore, the Company did not record an income tax benefit for most of these charges. The magnitude of these charges, in conjunction with the inability to record a related income tax benefit, resulted in the Company reporting a disproportionately high effective income tax rate. The effective income tax rate without the effect of the pretax charges was approximately 50 percent, which is an increase over the prior year. This increase reflects the additional goodwill amortization expense over the prior year related to the FHP Acquisition.

    For the year ended December 31, 1997 income excluding the pretax charges described above was $107 million or $2.43 diluted earnings per share. For the year ended December 31, 1996 income exclusive of the pretax charges was $138 million or $4.36 diluted earnings per share. The decrease over the prior year reflects the increase in the commercial medical care ratio, increased amortization expense, the increase in interest expense related to the FHP Acquisition and an increase in the shares used to calculate earnings per share.

    For the year ended December 31, 1997 the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS")No. 128, "Earnings Per Share". This statement requires a dual presentation of earnings per share, basic and diluted and restatement of earnings per share for prior years. The adoption of this statement did not materially change the Company's calculation of earnings (loss) per share for any reported period.

    Due mainly to the pretax charges in the fourth quarter, and the high effective tax rate which resulted in the Company reporting a net loss per share, the convertible preferred stock and stock options or potentially dilutive securities included in the calculation of diluted loss per share in the fourth quarter and for 1997 were anti-dilutive. Since the potentially dilutive securities were anti-dilutive, the calculation of the diluted loss per share is identical to the basic loss per share.

    The Class A Common Stock, Class B Common Stock and Series A Preferred Stock issued in conjunction with the FHP Acquisition (see Note 4 of the Notes to Consolidated Financial Statements) caused a significant increase in the shares outstanding used in computing earnings per share between the fiscal quarters. Due to the significant increase in shares outstanding and the anti-dilutive effect of the potentially dilutive securities during the fourth quarter, the sum of the quarterly earnings (loss) per share does not equal the 1997 year-to-date loss per share.

FISCAL YEAR 1996 COMPARED WITH FISCAL YEAR 1995

    Total operating revenue increased $906 million to $4.6 billion for the fiscal year ended September 30, 1996 from $3.7 billion for the same period in the prior fiscal year. Enrollment gains in both the government and commercial programs, offset slightly by decreases in commercial premium rates, provided an increase in total operating revenue of $787 million. The remaining operating revenue increase was contributed by the incremental operations of acquisitions described in Note 4 of the Notes to Consolidated Financial Statements and the Company's specialty managed care products and services.

    Commercial premiums increased $355 million or 23 percent to $1.9 billion for the fiscal year ended September 30, 1996 from $1.5 billion in fiscal 1995. Commercial HMO membership increased by 0.2 million to 1.4 million due to continued growth in all markets except Florida. Commercial HMO membership growth provided $281 million of the increase, more than offsetting average premium rate decreases of one percent, primarily in California. The effects of acquisitions described above and the commercial specialty managed care products and services provided the remainder of the increase in commercial premiums.

    Government premiums rose $550 million or 25 percent to $2.7 billion for the fiscal year ended September 30, 1996 from $2.2 billion in fiscal 1995. Enrollment gains, predominantly in the Secure Horizons programs, accounted for $430 million or 78 percent of the increase. The remainder of the premium increase is attributable to incremental acquisitions and premium rate increases averaging four percent.

    The increase in the commercial medical care ratio for the fiscal year ended September 30, 1996 was primarily attributable to increased PPO and indemnity costs of the Company's specialty managed care products and services combined with higher physician and prescription drug costs in the Company's HMOs. Exclusive of the Company's PPO and indemnity products, the commercial medical care ratio decreased slightly through improved contracting arrangements. Many of the Company's newer markets experienced more membership growth than the Company as a whole. However, with provider networks less sophisticated in managed care, these newer markets contributed to a higher medical care ratio. The more mature commercial markets experienced slightly improved medical care ratios from fiscal year 1995.

    The increase in the medical care ratio for the government programs reflected increased physician and hospital costs on a per member basis due to higher membership growth in areas with higher provider costs combined with lower member supplemental premiums and enhanced benefits to enrollees. These increased costs are partially offset by January 1, 1996 HCFA premium rate increases.

    Marketing, general and administrative expenses increased $78 million to $576 million for the fiscal year ended September 30, 1996 from $498 million for fiscal year 1995. However, as a percentage of operating revenue, marketing, general and administrative expenses decreased by one percent. The decrease was primarily attributable to the Company's reduction of performance based employee incentives due to current fiscal year operating results not meeting anticipated fiscal year 1996 targets. Additionally, the Company realized the benefit derived from prior investments in the Company's infrastructure which have proven adequate to support the growth in membership.

    As discussed previously, the Company recognized pretax charges for the fiscal year ended September 30, 1996 totaling $101 million ($62 million or $1.96 diluted loss per share, net of tax) (see Note 9 of the Notes to Consolidated Financial Statements).

    Net interest income increased by approximately $10 million compared to the prior fiscal year primarily due to increased cash available for investment purposes at higher interest rates than fiscal year 1995 and lower interest expense associated with decreased debt service.

    The increased consolidated effective income tax rate for the fiscal year ended September 30, 1996 was attributable to the charges for the disposition and goodwill impairment described in Note 9 of the Notes to Consolidated Financial Statements, some of which are not deductible for income tax purposes.

    Income exclusive of the impairment, disposition, restructuring and OPM charges described above was $134 million or a 24 percent increase over fiscal year 1995. Diluted earnings per share before impairment, disposition, restructuring and OPM charges, increased 17 percent or $0.61 to $4.23 for the fiscal year ended September 30, 1996. The increases reflect membership growth in both the commercial and government programs and lower marketing, general and administrative costs, partially offset by increases in health care service expenses.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has significant short-term liquidity with 1997 year-end cash, equivalents and marketable securities of $1.5 billion, a 61 percent increase from December 31, 1996 primarily attributable to the FHP Acquisition and results of operations. The Company's cash flow requirements for 1997 were met by funds provided from operations. Financing activities, including the issuance of common and preferred equity securities, provided funds for the FHP Acquisition. The Company issued 2,339,402 shares of Class A Common Stock, 7,352,965 shares of Class B Common Stock and 10,517,044 shares of Series A Preferred Stock in connection with the FHP Acquisition.

    Net cash used in investing activities included $1.0 billion, $5 million and $135 million for acquisitions and $68 million, $23 million and $25 million for property, plant and equipment purchases in 1997, fiscal 1996 and fiscal 1995, respectively. In 1997, net cash provided by financing activities included $1.1 billion in borrowings under its $1.5 billion credit facility. Cash payments of $210 million reduced the credit facility balance to $910 million at December 31, 1997 (see Note 5 of the Notes to Consolidated Financial Statements). The cash received from the sale of the Talbert stock in 1997 substantially offset the capital contributions made to Talbert (see Note 4 of the Notes to Consolidated Financial Statements). Cash received for the issuance of common stock provided cash in 1997, fiscal 1996 and fiscal 1995 of $44 million, $13 million and $201 million, respectively. The Company issued 991,813 shares, 381,418 shares and 338,608 shares of common stock for benefit plans in 1997, fiscal 1996 and fiscal 1995, respectively. The Company paid approximately $9 million of preferred stock dividends in 1997.

    In January 1998 the Company's board of directors approved a plan to repurchase shares of the Company's equity instruments. The Company successfully renegotiated terms of the credit facility to increase the maximum amount of repurchases permitted to $500 million. The Company will purchase stock using cash flows from operations and additional borrowings under its credit facility. Shares repurchased will be available for reissuance in connection with the Company's employee benefit plans or for other corporate purposes. As of February 28, 1998, the Company had repurchased 42,000 shares of its Class A Common Stock and 406,000 shares of its Class B Common Stock for an aggregate amount of $23 million.

NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board ("FASB") has issued several pronouncements regarding disclosure that the Company will adopt in 1998.

    SFAS No. 129, "Disclosure of Information about Capital Structure," consolidates the existing guidance relating to an entity's capital structure. The required capital structure disclosures include liquidation preferences of preferred stock, information about the pertinent rights and privileges of the outstanding equity securities and the redemption amounts of all issues of capital stock that are redeemable at fixed or determinable prices on fixed or determinable dates.

    SFAS No. 130, "Reporting Comprehensive Income," establishes new rules for the reporting and display of comprehensive income and its components in a complete set of general-purpose financial statements as well as in interim period financial statements.

    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," significantly changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports. Under Statement 131, public companies will report financial and descriptive information about their operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments.

    In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants is expected to issue Statement of Position ("SOP"), "Accounting for the Costs of Computer Software Developed For or Obtained For Internal-Use." Under the SOP, effective in 1999, certain computer software costs are required to be capitalized and amortized to income over the software's estimated useful life. The Company will adopt the SOP in 1999.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements to encourage companies to provide prospective information about themselves without fear of litigation so long as those statements are identified as forward looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statements. The statements contained in this section, and throughout the document, are based on current expectations. These statements are forward looking and actual results may differ materially from those projected in the forward looking statements, which statements involve risks and uncertainties. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends. Shareholders are also directed to the other risks discussed in other documents filed by the Company with the SEC.

FORWARD LOOKING INFORMATION UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

    MEMBERSHIP. The Company's membership for the year ended December 31, 1998 is expected to decline in the commercial program. In accordance with the Company's strategic focus shifting from one of rapid growth to improved margin performance, the Company's emphasis is on renewing employer contracts with sufficient price increases to improve gross margin. Specifically, the Company has implemented commercial price increases including increases of more than 10 percent in conjunction with open enrollment in all markets, including concentrated efforts in Utah and Washington which may result in net membership attrition. In addition to pricing increases, the Company has or intends to exit certain geographical areas where the premiums are insufficient to support the cost of health care in that area. Combined with continued increases in competition and the disposition of its Utah subsidiary which currently has approximately 154,000 commercial members, the Company expects to see minimal growth or declines in commercial membership in 1998.

    The rate of increase in government membership is expected to decline in 1998 as compared to 1997 as competition increases and the Company continues the migration of FHP senior members into the Company's benefit structures and the combined provider network. Additionally, the government membership will decrease by the approximately 25,000 government members serviced by Utah when the disposition is complete.

    An unforeseen loss of profitable membership could have a material adverse effect on the Company. Factors which could contribute to the loss of membership include issues related to the integration of the Company and FHP in retaining FHP's members as the Company combines the PacifiCare and FHP health plans, sale of certain managed care operations, failure to obtain new customers or to retain existing customers, effect of premium increases, reductions in workforce by existing customers, adverse publicity and news coverage, inability to carry out marketing and sales plans, or the loss of key executives or key employees.

    HEALTH CARE PROVIDER CONTRACTS. The Company's profitability depends, in part, on its ability to maintain effective control over health care costs while providing members with quality care. Specifically, capitating providers in Utah, Nevada and Washington and recontracting with providers in Oregon will be critical to improved results of operations for those markets. Securing cost effective contracts with existing and new physician groups is more difficult due to increased competition. The negotiation of provider contracts, generally as of January 1, may be impacted by adverse state and federal legislation and regulation discussed below. Failure to secure cost effective contracts may result in a loss in membership or a higher medical care ratio. The Company's inability to contract with providers, loss of contracts with providers, inability of providers to provide adequate care or insolvency of providers could materially and adversely affect the Company. These contracting and insolvency risks include: a loss of membership; incurring additional expenses to meet the requirement to continue to arrange for health care services, among other things, for members; the inability to obtain reimbursement due the Company from providers; the expenditure of additional funds to maintain adequate provider networks and assertion of claims by third parties against the Company. The effect of these risks could result in the recognition of a charge in a future period.

    COMMERCIAL MEDICAL CARE RATIO. The commercial medical care ratio for the year ended December 31, 1998 is expected to decrease as compared to 1997. The Company expects improvements as it continues renegotiation of provider contracts, implements capitated contracts and implements price increases. Price increases on a consolidated company basis are expected to increase by an average of four percent, with increases ranging from zero to over ten percent. Moreover, higher premium rates offered during open enrollment periods should result in the elimination of some high medical care ratio membership. During 1998, the Company will concentrate its efforts on continued renegotiations with providers, including the acquired FHP contracts. Successful renegotiation of these contracts should reduce the medical care ratio. Finally, the disposition of Utah, which currently runs a higher than average medical care ratio, should help to improve the commercial medical care ratio. These improvements are expected to be slightly offset by increased prescription drug costs.

    GOVERNMENT MEDICAL CARE RATIO. In 1998, the government medical care ratio is expected to remain consistent with that of 1997. The Company has received notice from HCFA that in 1998 it will be receiving premium rate increases ranging from two percent in the Company's largest markets to six percent in smaller markets resulting in overall weighted average premium rate increases of a little over two percent. Competitive pressures in the Medicare market may require enhanced benefits. The implementation of Medicare reform provisions which curtail program spending and allow the entry of new forms of competitor plans could further increase competitive pressures (see Legislation and Regulation below). The 1998 HCFA rate increases and lower FHP government medical care ratio are expected to be offset by these competitive pressures.

    MEDICAL CARE RISK FACTORS. The commercial and government medical care ratio expectations discussed above could be affected by various uncertainties, including increases in medical and prescription drug costs which have been escalating faster than premium increases in recent years, increases in utilization and costs of medical services and the effect of actions by competitors or groups of providers, termination of provider contracts or renegotiation thereof at less cost-effective rates or terms of payment, or the inability to complete a timely, successful disposition of the Company's Utah subsidiary. In addition, the commercial and government medical care ratio expectations for the HMOs acquired in the FHP Acquisition could be impacted by the conversion to PacifiCare computer systems over the next eighteen months which may result in reduced timely visibility of actual claims costs.

    MARKETING, GENERAL AND ADMINISTRATIVE SUPPORT. In 1998, marketing, general and administrative expenses as a percentage of operating revenue are expected to decrease slightly from 1997. The Company expects to experience additional costs associated with the integration of FHP largely related to upgrading and converting information systems to maintain and enhance the Company's competitive edge in information technology. These additional costs are expected to be offset as the Company realizes the benefits of restructuring and a full year of synergies as a result of the FHP transaction.

    Marketing, general and administrative expenses could be adversely impacted by the need for additional advertising, marketing, administrative, or management information systems expenditures and the inability to carry out marketing and sales plans. The ability of PacifiCare to realize the anticipated benefits and synergies related to the FHP Acquisition is subject to the following additional uncertainties, among others: the ability to eliminate duplicative functions while maintaining acceptable performance levels and the possibility that the continued integration will result in a loss of providers, employers, members or key employees.

    1998 DISPOSITIONS. While the Company has previously announced its intention to dispose of its Utah and workers' compensation operations in 1998, other dispositions could be announced as the Company continues to evaluate whether certain subsidiaries or products fit within its core business strategy. There is no guarantee that the Company will be successful in selling all or a portion of the Utah or workers' compensation operations at a price sufficient to avoid disposition losses. Such losses could include restructuring expenses for severance, lease and contract terminations as well as impairment of long-lived assets. There can be no assurance that the dispositions will not result in additional pretax charges. The Company believes, however, that any disposition operating losses would not materially affect the Company's consolidated financial position. However, the disposition losses could have a material adverse effect on the results of operations or cash flows of a future quarter.

    IMPAIRMENT OF LONG-LIVED ASSETS. The Company assesses the recoverability of its long-lived assets (including goodwill and intangibles) on an annual basis or whenever adverse events or changes in circumstances or the business climate indicate that expected undiscounted future cash flows for individual business units may not be sufficient to support the recorded asset. Based on the 1997 annual analysis, certain of the Company's operations will require more frequent monitoring in 1998. In addition, at December 31, 1997 certain of the Company's property, plant and equipment was determined to be recoverable because of long-term operating lease agreements. Should there be a change in the rental income stream, an impairment for these assets may be necessary. The Company believes that this impairment would not materially affect the Company's consolidated financial position. However, the impairment charges could have a material adverse effect on the results of operations or cash flows.

    YEAR 2000. In 1996, the Company developed and began execution of an enterprise wide plan to ensure application and systems compliance for the year 2000. The Company currently expects the project to be complete by the end of 1998 and to cost less than $10 million. This estimate includes internal costs, but excludes the costs to upgrade and replace systems in the normal course of business. As of December 31, 1997, approximately $2 million had been expensed related to this project. An additional component of this project is the written confirmation from all systems vendors ensuring year 2000 compliance in conjunction with the Company's target deadlines. The Company is currently assessing the impact, if any, of year 2000 issues it may encounter with entities with which it electronically interacts, including HCFA. If HCFA or certain other entities experience significant failures or erroneous applications, it could have a material adverse effect on the Company's financial position, results of operations or cash flows.

    OFFICE OF PERSONNEL MANAGEMENT CONTINGENCIES. The Company intends to negotiate with OPM and DOJ on all matters to attain a mutually satisfactory result. While there is no assurance that the negotiations will be concluded satisfactorily or that additional liability will not be incurred, management believes that any ultimate liability in excess of amounts accrued, which could arise upon completion of the audits by OPM of the health plans, would not materially affect the Company's consolidated financial position. However, such liability could have a material adverse effect on results of operations or cash flows of a future quarter if resolved unfavorably (see Note 10 of the Notes to Consolidated Financial Statements).

    LIQUIDITY AND CAPITAL RESOURCES. The Company's credit facility requires mandatory reductions of the outstanding principal balance beginning January 1999 and is required to be paid in full by January 1, 2002. As of December 31, 1997, the outstanding balance on the credit facility would not require a reduction until July 1, 2001. The Company believes cash flows from operations, existing cash equivalents, marketable securities and other financing sources will be sufficient to meet the requirements of the credit facility and will provide sufficient liquidity for operations in the foreseeable future.

    Cash flows could be adversely affected because the Company is subject to greater operating leverage due to its higher levels of indebtedness as a result of the FHP Acquisition. The Company's plan to repurchase shares of outstanding stock may result in the reduction of cash and equivalents or in additional borrowings on its credit facility. Additional borrowings on the credit facility may result in the Company being subject to earlier mandatory reduction of its outstanding balance. Additionally, should the credit facility be fully drawn, the Company's ability to make a payment on, or repayment of, its future obligations under the credit facility and $100 million of senior notes of FHP assumed by the Company will be significantly dependent upon the receipt of funds from the Company's subsidiaries. These subsidiary payments represent fees for management services rendered by the Company to the subsidiaries and cash dividends by the subsidiaries to the Company. Nearly all of the subsidiaries are subject to HMO regulations or insurance regulations and may be subject to substantial supervision by one or more HMO or insurance regulators. Subsidiaries subject to regulation must meet or exceed various fiscal standards imposed by HMO or insurance regulations, which may from time to time, impact the amount of funds that may be paid by subsidiaries to the Company. Additionally, from time to time, the Company advances funds, in the form of a loan or capital contribution, to its subsidiaries to assist them in satisfying federal or state financial requirements. If a federal or state regulator has concerns about the financial position of a subsidiary, as a result of costs being incurred by such subsidiary, a regulator may impose additional financial requirements on the subsidiary which may require additional funding from the Company.

    LEGISLATION AND REGULATION. The Company's success is significantly impacted by federal and state legislation and regulation, including Medicare legislation. Almost 60 percent of the Company's revenue, and an even greater percentage of its profit, comes from its government programs, the majority of which is Medicare risk business. Actual results may differ materially from expected results discussed throughout this document because of adverse state and federal legislation and regulation. This includes limitations on premium levels; increases in minimum capital and reserves and other financial viability requirements; prohibition or limitation of capitated arrangements or provider financial incentives; benefit mandates (including mandatory length of stay and emergency room coverage, many of which are effective in 1998) and limitations on the ability to manage care and utilization of any willing provider and direct access laws. It also includes adverse actions of governmental payors, including unilateral reduction of Medicare premiums payable; discontinuance of or limitation on governmentally funded programs and recovery by governmental payors of previously paid amounts; the inability to increase premiums or prospective or retroactive reductions to premium rates for federal employees; adverse regulatory determinations resulting in care or limitations of licensure, and certification or contracts with governmental payors; and consolidation of operations or other efforts to integrate FHP.

    On August 5, 1997, President Clinton signed into law the Balanced Budget Act of 1997, which enacted numerous revisions to the Medicare program. The law replaces the risk contract program with a new "Medicare+Choice" program, which is intended to increase Medicare enrollment in private health plans. During 1998, HCFA is expected to promulgate regulations that will allow participation in the Medicare+Choice program by HMOs, preferred provider organizations, point-of-service plans, provider-sponsored organizations and fee-for-service plans and provide for a new medical savings account demonstration project for Medicare beneficiaries. The law also revises the formula used by HCFA to calculate payments to Medicare health plans by establishing minimum payment levels and annual increases and limiting the overall rate of payment growth. Further, the law enacts new requirements for risk adjustment, information disclosure, quality measurement and improvement and beneficiary enrollment, among other provisions. The Company believes that any slowdown in the rate of premium growth may be offset by the effect of this new legislation encouraging managed health care for Medicare beneficiaries. The loss of Medicare contracts or termination or modification of the HCFA risk-based Medicare program could have a material adverse effect on the revenue, profitability and business prospects of the Company.

    Additionally, recently adopted federal legislation, among other things, repeals the requirement that at least half of a Medicare health plan's enrollment be drawn from commercial contracts (the "50/50 Rule") beginning January 1, 1999, and gives the Department of Health and Human Services broad authority to waive the 50/50 Rule for certain plans beginning January 1, 1998. The Company believes that the repeal of the 50/50 Rule will allow it to develop Medicare risk programs in markets where it does not have operations through expansion of the Secure Horizons programs and affiliations between its Medicare risk management subsidiary and health plans or providers in such markets.

    LEGAL PROCEEDINGS. The Company has been served with several purported class action suits alleging violations of federal securities laws by the Company and by certain of its officers and directors. The complaints relate to the period from the date of the FHP Acquisition through the Company's November 25, 1997 announcement that earnings for the fourth quarter of 1997 would be lower than expected. These complaints primarily allege that the Company previously omitted and/or misrepresented material facts with respect to its costs, earnings and profits. These suits are at a very early stage and no discovery has occurred. The Company believes it has good defenses to the claims in these suits and is contesting them vigorously.

    The Company is also involved in legal actions in the normal course of business, some of which seek monetary damages, including claims of punitive damages which are not covered by insurance. After review, including consultation with counsel, based on current information, management believes any ultimate liability in excess of amounts accrued which would likely arise from these actions (including the purported class actions) would not materially affect the Company's consolidated financial position, results of operations or cash flows. However, management's evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material adverse effect on the Company's results of operations or cash flows of a future quarter.

    OTHER. Results may differ materially from those projected, forecast, estimated and budgeted by the Company due to adverse results in ongoing audits or in other reviews conducted by federal or state agencies or health care purchasing cooperatives; adverse results in significant litigation matters; and changes in interest rates causing an increase in interest expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See the Index included at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes in the Registrant's independent auditors or disagreements with such auditors on accounting principles or practices or financial statement disclosure within the last two years.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 is contained in the Company's 1998 Proxy Statement and is incorporated herein by reference. Such Proxy Statement is expected to be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by Item 11 is contained in the Company's 1998 Proxy Statement and is incorporated herein by reference. Such Proxy Statement is expected to be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is contained in the Company's 1998 Proxy Statement and is incorporated herein by reference. Such Proxy Statement is expected to be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is contained in the Company's 1998 Proxy Statement and is incorporated herein by reference. Such Proxy Statement is expected to be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The following documents are filed as part of this report:

                                                                                               PAGE REFERENCE
                                                                                              -----------------
(a) 1.     Financial Statements:

           Consolidated Balance Sheets as of December 31, 1997 and 1996, and September 30,
             1996...........................................................................            F-1

           Consolidated Statements of Operations for the year ended December 31, 1997, three months ended December 31, 1996 and the fiscal years ended September 30, 1996
             and 1995.......................................................................            F-2

           Consolidated Statements of Shareholders' Equity for the year ended December 31,
             1997, three months ended December 31, 1996 and the fiscal years ended September
             30, 1996 and 1995..............................................................            F-3

           Consolidated Statements of Cash Flows for the year ended December 31, 1997, three months ended December 31, 1996 and the fiscal years ended September 30, 1996
             and 1995.......................................................................            F-4

           Notes to Consolidated Financial Statements.......................................            F-6

           Report of Ernst & Young LLP Independent Auditors.................................           F-25

           Quarterly Information for 1997 and fiscal 1996 (unaudited).......................           F-26

  2.       Financial Statement Schedule:

           Schedule II--Valuation and Qualifying Accounts...................................           F-27

           All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because information required is included in the Financial
             Statements and related notes.

  3.       Exhibits: An "Exhibit Index" has been filed as a part of this Form 10-K beginning on page E-1 hereof and is incorporate herein by reference.

(b)        Reports on Form 8-K:
             No reports on Form 8-K were filed during the three months ended December 31,
             1997.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PACIFICARE HEALTH SYSTEMS, INC.

                                By:              /s/ ALAN R. HOOPS
                                     -----------------------------------------
                                                   Alan R. Hoops
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: March 19, 1998

    Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ TERRY O. HARTSHORN
------------------------------  Chairman of the Board         March 19, 1998
      Terry O. Hartshorn

                                President, Chief Executive
      /s/ ALAN R. HOOPS           Officer, and Director
------------------------------    (Principal Executive        March 19, 1998
        Alan R. Hoops             Officer)

                                Executive Vice President
     /s/ WAYNE B. LOWELL          and Chief Financial
------------------------------    Officer (Principal          March 19, 1998
       Wayne B. Lowell            Financial Officer)

                                Vice President and
    /s/ MARY C. LANGSDORF         Corporate Controller
------------------------------    (Principal Accounting       March 19, 1998
      Mary C. Langsdorf           Officer)

     /s/ JACK R. ANDERSON
------------------------------  Director                      March 19, 1998
       Jack R. Anderson

      /s/ CRAIG T. BEAM
------------------------------  Director                      March 19, 1998
        Craig T. Beam

    /s/ RICHARD M. BURDGE
------------------------------  Director                      March 19, 1998
      Richard M. Burdge

     /s/ BRADLEY C. CALL
------------------------------  Director                      March 19, 1998
       Bradley C. Call

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ DAVID R. CARPENTER
------------------------------  Director                      March 19, 1998
      David R. Carpenter

      /s/ GARY L. LEARY
------------------------------  Director                      March 19, 1998
        Gary L. Leary

  /s/ WARREN E. PINCKERT II
------------------------------  Director                      March 19, 1998
    Warren E. Pinckert II

      /s/ DAVID A. REED
------------------------------  Director                      March 19, 1998
        David A. Reed

      /s/ LLOYD E. ROSS
------------------------------  Director                      March 19, 1998
        Lloyd E. Ross

     /s/ JEAN BIXBY SMITH
------------------------------  Director                      March 19, 1998
       Jean Bixby Smith

                        PACIFICARE HEALTH SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,  DECEMBER 31,  SEPTEMBER 30,
                                                                           1997          1996          1996
                                                                       ------------  ------------  -------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     ASSETS
Current assets:
  Cash and equivalents...............................................   $  680,674    $  367,748    $   142,818
  Marketable securities..............................................      864,708       594,734        557,275
  Receivables, net...................................................      301,345       156,212        169,545
  Prepaid expenses and other current assets..........................       32,194         8,876          8,274
  Deferred income taxes..............................................      112,037        54,745         56,295
                                                                       ------------  ------------  -------------
    Total current assets.............................................    1,990,958     1,182,315        934,207
                                                                       ------------  ------------  -------------
Property, plant and equipment at cost, net of accumulated
  depreciation and amortization......................................      235,943        91,239         93,816
Marketable securities--restricted....................................      145,989        35,399         32,406
Goodwill and intangible assets, net..................................    2,458,463       227,422        228,834
Other assets.........................................................       36,605        25,097         10,199
                                                                       ------------  ------------  -------------
                                                                        $4,867,958    $1,561,472    $ 1,299,462
                                                                       ------------  ------------  -------------
                                                                       ------------  ------------  -------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Medical claims and benefits payable................................   $  715,600    $  278,800    $   268,000
  Accounts payable...................................................      145,615        15,992         31,082
  Accrued liabilities................................................      205,320        75,284         92,945
  Accrued compensation and employee benefits.........................       78,589        52,550         46,930
  Income taxes payable...............................................       --            19,056          1,325
  Unearned premium revenue...........................................      491,808       256,416         24,059
  Long-term debt due within one year.................................          154         1,511          6,323
                                                                       ------------  ------------  -------------
    Total current liabilities........................................    1,637,086       699,609        470,664
                                                                       ------------  ------------  -------------
Long-term debt due after one year....................................    1,011,234         1,370          5,183
Deferred income taxes................................................      102,793        --            --
Other liabilities....................................................       54,283        --            --
Minority interest....................................................          375           391            391
Commitments and contingencies
  Shareholders' equity:
    Preferred shares, par value $0.01 per share; 40,000 shares authorized; 10,517 shares of Series A Convertible Preferred
      Stock issued and outstanding at December 31, 1997 ($262,926
      aggregate liquidation value)...................................          105        --            --
    Class A common shares, par value $0.01 per share; 100,000 shares authorized; 14,794, 12,380 and 12,380 shares issued at December
      31, 1997 and 1996 and September 30, 1996, respectively.........          148           124            124
    Class B common shares, par value $0.01 per share; 100,000 shares authorized; 27,201, 18,922 and 18,912 shares issued at December
      31, 1997 and 1996 and September 30, 1996, respectively.........          272           189            189
    Additional paid-in capital.......................................    1,599,229       373,405        370,442
    Unrealized gains on available-for-sale securities, net of taxes..        9,993         3,451          1,293
    Retained earnings................................................      452,440       482,933        451,176
                                                                       ------------  ------------  -------------
      Total shareholders' equity.....................................    2,062,187       860,102        823,224
                                                                       ------------  ------------  -------------
                                                                        $4,867,958    $1,561,472    $ 1,299,462
                                                                       ------------  ------------  -------------
                                                                       ------------  ------------  -------------

                            See accompanying notes.

                        PACIFICARE HEALTH SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     THREE MONTHS
                                                        YEAR ENDED       ENDED       YEAR ENDED     YEAR ENDED
                                                       DECEMBER 31,  DECEMBER 31,   SEPTEMBER 30,  SEPTEMBER 30,
                                                           1997          1996           1996           1995
                                                       ------------  -------------  -------------  -------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  Commercial premiums................................   $3,728,243    $   498,832    $ 1,866,830    $ 1,512,080
  Government premiums (Medicare and Medicaid)........    5,206,919        722,748      2,720,698      2,170,885
  Other income.......................................       47,518         13,295         49,777         48,057
                                                       ------------  -------------  -------------  -------------
    Total operating revenue..........................    8,982,680      1,234,875      4,637,305      3,731,022
Expenses:
Health care services:
  Commercial services................................    3,199,885        421,080      1,550,372      1,247,905
  Government services................................    4,458,994        618,265      2,322,375      1,829,230
                                                       ------------  -------------  -------------  -------------
    Total health care services.......................    7,658,879      1,039,345      3,872,747      3,077,135
Marketing, general and administrative
  expenses...........................................    1,055,080        153,135        575,928        498,445
Impairment, disposition, restructuring and other
  charges............................................      154,507        --              75,840        --
Office of Personnel Management charge................       --            --              25,000        --
Amortization of goodwill and intangible assets.......       70,219          1,861          9,153          7,199
                                                       ------------  -------------  -------------  -------------
Operating income.....................................       43,995         40,534         78,637        148,243
Interest income......................................       80,665         12,652         46,237         39,406
Interest expense.....................................      (64,536)          (350)        (2,094)        (5,549)
                                                       ------------  -------------  -------------  -------------
Income before income taxes...........................       60,124         52,836        122,780        182,100
Provision for income taxes...........................       81,825         21,079         50,827         74,005
                                                       ------------  -------------  -------------  -------------
Net income (loss)....................................   $  (21,701)   $    31,757    $    71,953    $   108,095
                                                       ------------  -------------  -------------  -------------
                                                       ------------  -------------  -------------  -------------
Preferred dividends..................................       (8,792)       --             --             --
                                                       ------------  -------------  -------------  -------------
Net income (loss) available to common shareholders...   $  (30,493)   $    31,757    $    71,953    $   108,095
                                                       ------------  -------------  -------------  -------------
                                                       ------------  -------------  -------------  -------------
Basic earnings (loss) per share......................   $    (0.75)   $      1.01    $      2.31    $      3.69
                                                       ------------  -------------  -------------  -------------
                                                       ------------  -------------  -------------  -------------
Diluted earnings (loss) per share....................   $    (0.75)   $      1.00    $      2.27    $      3.62
                                                       ------------  -------------  -------------  -------------
                                                       ------------  -------------  -------------  -------------

                            See accompanying notes.

                        PACIFICARE HEALTH SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                   PREFERRED SHARES          CLASS A COMMON SHARES
PERIODS ENDED DECEMBER 31, 1997 AND 1996 AND SEPTEMBER 30,     ------------------------  -----------------------------
1996 AND 1995                                                  OUTSTANDING    AMOUNT      OUTSTANDING       AMOUNT
-------------------------------------------------------------  -----------  -----------  --------------  -------------
                                                                                   (IN THOUSANDS)
Balances at September 30, 1994...............................      --        $  --             12,238      $     122
                                                               -----------       -----        -------          -----
Issuance of common stock in connection with public
  offering...................................................      --           --             --             --
Issuance of common stock upon exercise of stock options......      --           --                 93              1
Issuance of common stock under incentive plan................      --           --             --             --
Tax benefit realized upon exercise of stock options..........      --           --             --             --
Cumulative effect of a change in accounting principle, net of
  taxes of $2,474............................................      --           --             --             --
Change in unrealized gains, net of taxes of $5,516...........      --           --             --             --
Net income...................................................      --           --             --             --
                                                               -----------       -----        -------          -----
Balances at September 30, 1995...............................      --           --             12,331            123
                                                               -----------       -----        -------          -----
Issuance of common stock upon exercise of stock options......      --           --                 49              1
Issuance of common stock under incentive plan................      --           --             --             --
Tax benefit realized upon exercise of stock options..........      --           --             --             --
Change in unrealized gains, net of taxes of $2,304...........      --           --             --             --
Net income...................................................      --           --             --             --
                                                               -----------       -----        -------          -----
Balances at September 30, 1996...............................      --           --             12,380            124
                                                               -----------       -----        -------          -----
Issuance of common stock upon exercise of stock options......      --           --             --             --
Issuance of common stock under incentive plan................      --           --             --             --
Tax benefit realized upon exercise of stock options..........      --           --             --             --
Change in unrealized gains, net of taxes of $1,337...........      --           --             --             --
Net income...................................................      --           --             --             --
                                                               -----------       -----        -------          -----
Balances at December 31, 1996................................      --           --             12,380            124
                                                               -----------       -----        -------          -----
Issuance of common stock upon exercise of stock options......      --           --                 75              1
Issuance of common stock under incentive plan................      --           --             --             --
Shares issued in connection with the FHP Acquisition.........      10,517          105          2,339             23
Tax benefit realized upon exercise of stock options..........      --           --             --             --
Change in unrealized gains, net of taxes of $4,035...........      --           --             --             --
Net loss.....................................................      --           --             --             --
Preferred dividends..........................................      --           --             --             --
                                                               -----------       -----        -------          -----
Balances at December 31, 1997................................      10,517    $     105         14,794      $     148
                                                               -----------       -----        -------          -----
                                                               -----------       -----        -------          -----

                                                                                                           UNREALIZED
                                                                                                              GAINS
                                                                                                           (LOSSES) ON
                                                                   CLASS B COMMON SHARES      ADDITIONAL    AVAILABLE
PERIODS ENDED DECEMBER 31, 1997 AND 1996 AND SEPTEMBER 30,     -----------------------------    PAID-IN     FOR-SALE    RETAINED
1996 AND 1995                                                   OUTSTANDING       AMOUNT        CAPITAL    SECURITIES   EARNINGS
-------------------------------------------------------------  --------------  -------------  -----------  -----------  ---------

Balances at September 30, 1994...............................        15,290      $     153    $   141,955   $  --       $ 271,128
                                                                    -------          -----    -----------  -----------  ---------
Issuance of common stock in connection with public
  offering...................................................         3,000             30        197,602      --          --
Issuance of common stock upon exercise of stock options......           245              3          3,284      --          --
Issuance of common stock under incentive plan................            16         --              1,024      --          --
Tax benefit realized upon exercise of stock options..........        --             --              3,683      --          --
Cumulative effect of a change in accounting principle, net of
  taxes of $2,474............................................        --             --            --           (3,808)     --
Change in unrealized gains, net of taxes of $5,516...........        --             --            --            8,752      --
Net income...................................................        --             --            --           --         108,095
                                                                    -------          -----    -----------  -----------  ---------
Balances at September 30, 1995...............................        18,551            186        347,548       4,944     379,223
                                                                    -------          -----    -----------  -----------  ---------
Issuance of common stock upon exercise of stock options......           347              3         13,338      --          --
Issuance of common stock under incentive plan................            14         --              1,172      --          --
Tax benefit realized upon exercise of stock options..........        --             --              8,384      --          --
Change in unrealized gains, net of taxes of $2,304...........        --             --            --           (3,651)     --
Net income...................................................        --             --            --           --          71,953
                                                                    -------          -----    -----------  -----------  ---------
Balances at September 30, 1996...............................        18,912            189        370,442       1,293     451,176
                                                                    -------          -----    -----------  -----------  ---------
Issuance of common stock upon exercise of stock options......            10         --                612      --          --
Issuance of common stock under incentive plan................        --             --            --           --          --
Tax benefit realized upon exercise of stock options..........        --             --              2,351      --          --
Change in unrealized gains, net of taxes of $1,337...........        --             --            --            2,158      --
Net income...................................................        --                           --           --          31,757
                                                                    -------          -----    -----------  -----------  ---------
Balances at December 31, 1996................................        18,922            189        373,405       3,451     482,933
                                                                    -------          -----    -----------  -----------  ---------
Issuance of common stock upon exercise of stock options......           917              9         43,828      --          --
Issuance of common stock under incentive plan................             9         --                756      --          --
Shares issued in connection with the FHP Acquisition.........         7,353             74      1,163,393      --          --
Tax benefit realized upon exercise of stock options..........        --             --             17,847      --          --
Change in unrealized gains, net of taxes of $4,035...........        --             --            --            6,542      --
Net loss.....................................................        --             --            --           --         (21,701)
Preferred dividends..........................................        --             --            --           --          (8,792)
                                                                    -------          -----    -----------  -----------  ---------
Balances at December 31, 1997................................        27,201      $     272    $ 1,599,229   $   9,993   $ 452,440
                                                                    -------          -----    -----------  -----------  ---------
                                                                    -------          -----    -----------  -----------  ---------


PERIODS ENDED DECEMBER 31, 1997 AND 1996 AND SEPTEMBER 30,
1996 AND 1995                                                     TOTAL
-------------------------------------------------------------  ------------

Balances at September 30, 1994...............................  $    413,358
                                                               ------------
Issuance of common stock in connection with public
  offering...................................................       197,632
Issuance of common stock upon exercise of stock options......         3,288
Issuance of common stock under incentive plan................         1,024
Tax benefit realized upon exercise of stock options..........         3,683
Cumulative effect of a change in accounting principle, net of
  taxes of $2,474............................................        (3,808)
Change in unrealized gains, net of taxes of $5,516...........         8,752
Net income...................................................       108,095
                                                               ------------
Balances at September 30, 1995...............................       732,024
                                                               ------------
Issuance of common stock upon exercise of stock options......        13,342
Issuance of common stock under incentive plan................         1,172
Tax benefit realized upon exercise of stock options..........         8,384
Change in unrealized gains, net of taxes of $2,304...........        (3,651)
Net income...................................................        71,953
                                                               ------------
Balances at September 30, 1996...............................       823,224
                                                               ------------
Issuance of common stock upon exercise of stock options......           612
Issuance of common stock under incentive plan................       --
Tax benefit realized upon exercise of stock options..........         2,351
Change in unrealized gains, net of taxes of $1,337...........         2,158
Net income...................................................        31,757
                                                               ------------
Balances at December 31, 1996................................       860,102
                                                               ------------
Issuance of common stock upon exercise of stock options......        43,838
Issuance of common stock under incentive plan................           756
Shares issued in connection with the FHP Acquisition.........     1,163,595
Tax benefit realized upon exercise of stock options..........        17,847
Change in unrealized gains, net of taxes of $4,035...........         6,542
Net loss.....................................................       (21,701)
Preferred dividends..........................................        (8,792)
                                                               ------------
Balances at December 31, 1997................................  $  2,062,187
                                                               ------------
                                                               ------------

                             See accompanying notes

                        PACIFICARE HEALTH SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      THREE MONTHS
                                                         YEAR ENDED      ENDED       YEAR ENDED     YEAR ENDED
                                                        DECEMBER 31,  DECEMBER 31,  SEPTEMBER 30,  SEPTEMBER 30,
                                                            1997          1996          1996           1995
                                                        ------------  ------------  -------------  -------------
                                                                             (IN THOUSANDS)
Operating activities:
  Net income (loss)...................................   $  (21,701)   $   31,757    $    71,953    $   108,095
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
  Impairment, disposition, restructuring and other
    charges...........................................      154,507        --             75,840        --
  Amortization of goodwill and intangible assets......       70,219         1,861          9,153          7,199
  Depreciation and amortization.......................       46,658         5,244         22,949         21,436
  Deferred income taxes...............................       25,579           213        (25,783)        (2,834)
  Loss on disposal of property, plant and equipment
    and other.........................................        6,715           191            750          2,147
  Provision for doubtful accounts.....................        5,171           296            999            530
  Office of Personnel Management charge...............       --            --             25,000        --
  Changes in assets and liabilities, net of effects
    from acquisitions:
    Receivables.......................................       10,621        13,037        (55,971)       (27,458)
    Prepaid expenses and other assets.................      (21,621)      (13,745)        (5,038)        (2,489)
    Medical claims and benefits payable...............       (4,704)       10,800        (21,261)       (19,093)
    Accounts payable, accrued liabilities, accrued
      compensation and employee benefits and income
      taxes payable...................................      (93,347)       (7,139)           573         35,756
  Unearned premium revenue............................      235,392       232,357       (172,156)        23,934
                                                        ------------  ------------  -------------  -------------
    Net cash flows provided by (used in) operating
      activities......................................      413,489       274,872        (72,992)       147,223
                                                        ------------  ------------  -------------  -------------
Investing activities:
  Acquisitions, net of cash acquired..................     (999,892)         (358)        (5,403)      (134,971)
  Proceeds from the dispositions of net assets held
    for sale..........................................       76,500        --            --             --
  Purchase of property, plant and equipment...........      (68,533)       (4,614)       (22,728)       (25,035)
  Purchase of marketable securities--restricted.......      (15,475)       (2,993)        (9,298)        (7,114)
  Purchase of marketable securities...................       (8,795)      (33,964)       (30,623)        (6,395)
  Proceeds from the sale of property, plant and
    equipment.........................................        3,154        --            --               3,056
                                                        ------------  ------------  -------------  -------------
    Net cash flows used in investing activities.......   (1,013,041)      (41,929)       (68,052)      (170,459)
                                                        ------------  ------------  -------------  -------------
Financing activities:
  Proceeds from borrowings of long-term debt..........    1,120,000        --            --              83,335
  Principal payments on long-term debt................     (235,166)       (8,625)        (8,625)      (174,483)
  Capitalization of Talbert...........................      (67,000)       --            --             --
  Proceeds from sale of Talbert stock.................       59,598        --            --             --
  Proceeds from issuance of common stock..............       43,838           612         13,342        200,920
  Preferred dividends paid............................       (8,792)       --            --             --
                                                        ------------  ------------  -------------  -------------
    Net cash flows provided by (used in) financing
      activities......................................      912,478        (8,013)         4,717        109,772
                                                        ------------  ------------  -------------  -------------
Net increase (decrease) in cash and equivalents.......      312,926       224,930       (136,327)        86,536
Beginning cash and equivalents........................      367,748       142,818        279,145        192,609
                                                        ------------  ------------  -------------  -------------
Ending cash and equivalents...........................   $  680,674    $  367,748    $   142,818    $   279,145
                                                        ------------  ------------  -------------  -------------
                                                        ------------  ------------  -------------  -------------

                             See accompanying notes.
                                                   TABLE CONTINUED ON NEXT PAGE.

                        PACIFICARE HEALTH SYSTEMS, INC.

                                                                      THREE MONTHS
                                                         YEAR ENDED       ENDED       YEAR ENDED     YEAR ENDED
                                                        DECEMBER 31,  DECEMBER 31,   SEPTEMBER 30,  SEPTEMBER 30,
                                                            1997          1996           1996           1995
                                                        ------------  -------------  -------------  -------------
                                                                             (IN THOUSANDS)
Supplemental cash flow information
  Cash paid during the year for:
    Income taxes......................................   $  100,202     $     794      $  74,092     $    61,166
    Interest..........................................   $   55,282     $     241      $   1,230     $     2,685
Supplemental schedule of noncash investing and
  financing activities:
  Tax benefit realized upon exercise of stock
    options...........................................   $   17,847     $   2,351      $   8,384     $     3,683
  Compensation awarded in Class B Common
    Stock.............................................   $      756     $  --          $   1,172     $     1,024
  Leases capitalized..................................   $   --         $  --          $     183     $       392
Details of unrealized gains on marketable securities:
  Increase (decrease) in marketable securities........   $   10,577     $   3,495      $  (5,955)    $     7,986
  Less (increase) decrease in deferred income taxes...       (4,035)       (1,337)         2,304          (3,042)
                                                        ------------  -------------  -------------  -------------
  Increase (decrease) in shareholders' equity.........   $    6,542     $   2,158      $  (3,651)    $     4,944
                                                        ------------  -------------  -------------  -------------
                                                        ------------  -------------  -------------  -------------
Details of businesses acquired in purchase transac-
  tions:
  Fair value of assets acquired.......................   $3,376,241     $     448      $   9,906     $   152,456
  Less liabilities assumed or created, including notes
    to sellers........................................   (1,168,236)          (90)        (3,023)        (15,909)
  Less common and preferred stock consideration.......   (1,163,595)       --             --             --
                                                        ------------  -------------  -------------  -------------
  Cash paid for acquisitions..........................    1,044,410           358          6,883         136,547
  Cash acquired in acquisitions.......................      (44,518)       --             (1,480)         (1,576)
                                                        ------------  -------------  -------------  -------------
  Net cash paid for acquisitions......................   $  999,892     $     358      $   5,403     $   134,971
                                                        ------------  -------------  -------------  -------------
                                                        ------------  -------------  -------------  -------------

                             See accompanying notes.
                                             TABLE CONTINUED FROM PREVIOUS PAGE.

                        PACIFICARE HEALTH SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE REPORTING ENTITY

    A) ORGANIZATION AND OPERATIONS. PacifiCare Health Systems, Inc. (the "Company" or "PacifiCare") owns and operates federally qualified health maintenance organizations ("HMOs"), which arrange health care services principally for a predetermined, prepaid periodic fee to enrolled subscriber groups through independent health care organizations under contract. The Company also offers certain specialty products and services to group purchasers and to other managed care organizations and their beneficiaries, including pharmacy benefit management, life and health insurance, behavioral health services, dental and vision services and Medicare risk management services. UniHealth, a California non-profit public benefit corporation ("UniHealth"), owned approximately 40 percent of the Company's outstanding shares of Class A Common Stock, par value $0.01 per share (the "Class A Common Stock") and one percent of the Company's Class B Common Stock, par value $0.01 per share (the "Class B Common Stock"), at December 31, 1997.

    B) BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of the Company and all significant subsidiaries which are more than 50 percent owned and controlled. All significant intercompany transactions and balances have been eliminated in consolidation.

    C) CHANGE OF YEAR END. In February 1997, the Company's board of directors approved a change in its fiscal year end from September 30 to December 31. Accordingly, the current year ended on December 31, 1997. The accompanying financial statements and notes include results for the three-month transition period ended December 31, 1996, as required by the Securities and Exchange Commission.

2.  SIGNIFICANT ACCOUNTING POLICIES

    A) CASH AND EQUIVALENTS. Cash and equivalents are defined as cash, money market funds and certificates of deposit with a maturity, on acquisition date, of three months or less.

    B) MARKETABLE SECURITIES. All marketable securities (which include municipal bonds, corporate notes, commercial paper and U.S. Treasury securities), except marketable securities-restricted, are designated as available-for-sale. Accordingly, marketable securities are carried at fair value and unrealized gains or losses, net of applicable income taxes, are recorded in shareholders' equity. Because marketable securities are available for use in current operations, they are classified as current assets without regard to the securities' contractual maturity dates.

    The Company is required by state regulatory agencies to set aside funds for the protection of their plan members in accordance with the laws of the various states in which they operate. Such funds are classified as marketable securities-restricted (which includes U.S. government securities and certificates of deposit held by trustees or state regulatory agencies). Marketable securities-restricted are designated as held-to-maturity since the Company has the intent and ability to hold such securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity, and are classified as non-current assets.

    C) CONCENTRATIONS OF CREDIT RISK. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of investments in marketable securities and commercial premiums receivable. The Company's short-term investments in marketable securities are managed by professional investment managers within guidelines established by the Company's board of directors, which, as a matter of policy, limit the amounts which may be invested in any one issuer. Concentrations of credit risk with respect to commercial premiums receivable are limited due to the large number of

                        PACIFICARE HEALTH SYSTEMS, INC.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) employer groups comprising the Company's customer base. In management's opinion, the Company had no significant concentrations of credit risk at December 31, 1997.

    D) FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's consolidated balance sheets include the following financial instruments: cash and equivalents, trade accounts and notes receivable, trade accounts payable and long-term obligations. The Company considers the carrying amounts of current assets and liabilities in the consolidated financial statements to approximate the fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization. The carrying value of all long-term obligations approximates the fair value of such obligations.

    E) PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are recorded at cost; replacements and major improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Upon sale or retirement of property, plant and equipment, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains and losses are included in the determination of net income. Property, plant and equipment including assets under capital leases are depreciated using the straight-line method for financial reporting purposes over estimated useful lives ranging from five to twenty-five years. Leasehold improvements are amortized using the straight-line method over the term of the lease or ten years, whichever is shorter. Accumulated depreciation totaled $129 million, $96 million, and $92 million as of December 31, 1997 and 1996, and September 30, 1996, respectively.

    F) GOODWILL, INTANGIBLE ASSETS AND LONG-LIVED ASSETS. The excess purchase price over the fair value of net assets acquired has been allocated to goodwill and identifiable intangible assets including employer group contracts, Medicare contracts, provider networks and assembled workforce. Goodwill and intangible assets are amortized on a straight-line basis over periods ranging from four to 40 years. Accumulated amortization totaled $84 million, $23 million and $25 million, as of December 31, 1997 and 1996, and September 30, 1996, respectively.

    The Company assesses the recoverability of its goodwill, intangible assets and long-lived assets on an annual basis or whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows for individual business units may not be sufficient to support the recorded goodwill and intangible assets. These events may include but are not limited to the exiting of certain markets due to continuous losses or other changes in economic events. If undiscounted cash flows are not sufficient to support the recorded asset, the Company completes an analysis of the economic climate of such business units and a discounted cash flows analysis. If the analysis is insufficient to support the goodwill, intangible or long-lived assets an impairment is recognized to reduce the carrying value. During 1997 and 1996 the Company recorded pretax charges related to the impairment of goodwill and intangible assets of $124 million and $59 million, respectively (see Note 9--"Impairment, Disposition, Restructuring and Other Charges").

    G) SOFTWARE COSTS. Direct costs associated with the development of computer software are expensed as incurred. These costs totaled $20 million, $3 million, $13 million and $12 million for the year ended December 31, 1997, the three months ended December 31, 1996 and the fiscal years ended September 30, 1996 and 1995, respectively.

                        PACIFICARE HEALTH SYSTEMS, INC.

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    H) PREMIUMS AND REVENUE RECOGNITION. Prepaid health care premiums from the Company's HMOs enrolled groups are reported as revenue in the month in which enrollees are entitled to receive health care. Premiums received prior to such period are recorded as unearned premium revenue. Funds received under the federal Medicare program accounted for approximately 58 percent, 59 percent, 57 percent and 57 percent of total premiums for the year ended December 31, 1997, the three months ended December 31, 1996, and the fiscal years ended September 30, 1996 and 1995, respectively.

    I) HEALTH CARE SERVICES. The Company's HMOs arrange for comprehensive health care services to their members principally through capitation, a fixed monthly payment made without regard to the frequency, extent or nature of the health care services actually furnished. Benefits are provided to enrolled members generally through the Company's contractual relationships with physician groups and hospitals. The Company's contracted providers may, in turn, contract with specialists or referral providers for specific services and are responsible for any related payments to those referral providers.

    The Company's HMOs have various programs that provide incentives to participating medical groups through the use of risk-sharing agreements and other programs. Payments are made to medical groups based on their performance in controlling health care costs while providing quality health care. Expenses related to these programs, which are based in part on estimates, are recorded in the period in which the related services are dispensed.

    The cost of health care provided is accrued in the period it is dispensed to the enrolled members, based in part on estimates for hospital services and other health care costs which have been incurred but not yet reported. The Company has also recorded reserves, based in part on estimates, to indemnify its members against potential referral claims related to insolvent medical groups. The Company's HMOs have stop-loss insurance to cover unusually high costs of care when incurred beyond a predetermined annual amount per enrollee.

    J) PREMIUM DEFICIENCY RESERVES ON LOSS CONTRACTS. The Company assesses the profitability of its contracts for providing health care services to its members when current operating results or forecasts indicate probable future losses. The Company compares anticipated premiums to health care related costs, including estimated payments for providers, commissions and cost of collecting premiums and processing claims. If the anticipated future costs exceed the premiums, a loss contract accrual is recognized (see Note 9--"Impairment, Disposition, Restructuring and Other Charges").

    K) UTILIZATION REVIEW AND CASE MANAGEMENT SERVICES. The Company's HMOs conduct utilization review and case management programs to ensure that their providers deliver a consistent quality of care to members. The utilization review program essentially provides patients with second opinions, while the case management program assigns nurses to complicated, high-risk or chronic cases to evaluate and recommend treatment options to the patient and provider. Exclusive of costs related to the Company's behavioral health product, the HMOs' costs associated with providing these medical services are recorded in marketing, general and administrative expenses and totaled $15 million, $3 million, $12 million and $10 million for the year ended December 31, 1997, the three months ended December 31, 1996 and the fiscal years ended September 30, 1996 and 1995, respectively.

    L) ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company accounts for its stock-based compensation plans under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (see Note 8--"Employee Benefit Plans"). The intrinsic value

                        PACIFICARE HEALTH SYSTEMS, INC.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) method requires companies to recognize expense on the issuance of certain options if the market value of the underlying stock of such options on the date of grant exceeds the exercise price. Since the exercise price of the Company's stock options is greater than or equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's statements of operations.

    M) TAXES BASED ON PREMIUMS. Certain states in which the Company does business require the remittance of excise, per capita or premium taxes based upon a specified rate for enrolled members or a percentage of billed premiums. Such taxes may be levied in lieu of a state income tax. These amounts are recorded in marketing, general and administrative expenses and totaled $13 million, $2 million, $6 million and $4 million for the year ended December 31, 1997, the three months ended December 31, 1996 and the fiscal years ended September 30, 1996 and 1995, respectively.

    N) INCOME TAXES. The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.

    O) EARNINGS PER SHARE. In 1997, the Financial Accounting Standards Board issued Statement No. 128, ("SFAS 128") "Earnings per Share." SFAS 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts reported for the years ended September 30, 1996 and 1995, have been presented, and where necessary, were restated to conform to the SFAS 128 requirements. Restated amounts did not vary materially from amounts previously stated. The following table sets forth the computation of the denominator for basic and diluted earnings per share.

                                                             THREE MONTHS
                                               YEAR ENDED        ENDED       YEAR ENDED     YEAR ENDED
                                              DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,  SEPTEMBER 30,
                                                  1997           1996           1996           1995
                                              -------------  -------------  -------------  -------------
                                                                (AMOUNTS IN THOUSANDS)
Shares outstanding at the beginning of the
  period....................................       31,301         31,292         30,882         27,528
Weighted average number of shares issued:
  FHP Acquisition...........................        8,498         --             --             --
  Exercise of stock options.................          724              3            209          1,750
                                                   ------         ------         ------         ------
Denominator for basic earnings per share....       40,523         31,295         31,091         29,278
Employee stock options......................       --                505            580            586
                                                   ------         ------         ------         ------
Denominator for diluted earnings per
  share.....................................       40,523         31,800         31,671         29,864
                                                   ------         ------         ------         ------
                                                   ------         ------         ------         ------

    The Company's Series A Preferred Stock is convertible to approximately 3.9 million shares of Class B Common Stock. Additionally, the Company has outstanding stock options under its employee and director

                        PACIFICARE HEALTH SYSTEMS, INC.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) stock option plans. However, since the Company reported a net loss, these potentially dilutive securities were not included in the calculation of the 1997 loss per share because they were anti-dilutive (see Note 6--"Shareholders' Equity" and Note 8--"Employee Benefit Plans").

    P) USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Principal areas requiring the use of estimates include: determination of allowances for doubtful accounts receivable, medical claims and benefits payable, professional and general liability, reserves relating to the United States Office of Personnel Management ("OPM") contract and certain other reserves (see Note 10--"Commitments and Contingencies").

3.  MARKETABLE SECURITIES

    The following tables summarize marketable securities as of the dates indicated:

                                                                      GROSS        GROSS
                                                       AMORTIZED   UNREALIZED   UNREALIZED
                                                          COST        GAINS       LOSSES      FAIR VALUE
                                                       ----------  -----------  -----------  ------------
                                                                     (AMOUNTS IN THOUSANDS)
Marketable securities:
  U.S. government and agency.........................  $  427,728   $   9,936    $    (399)  $    437,265
  State, municipal and state and local agency........     244,130       5,773         (731)       249,172
  Corporate debt and other securities................     176,543       1,941         (213)       178,271
                                                       ----------  -----------  -----------  ------------
Total marketable securities..........................     848,401      17,650       (1,343)       864,708
                                                       ----------  -----------  -----------  ------------
Marketable securities--restricted:
  U.S. government and agency.........................     110,555       1,106       (1,021)       110,640
  Municipal and local agency.........................       8,898          45          (42)         8,901
  Corporate debt and other securities................      26,536          39          (39)        26,536
                                                       ----------  -----------  -----------  ------------
Total marketable securities--restricted..............     145,989       1,190       (1,102)       146,077
                                                       ----------  -----------  -----------  ------------
BALANCE AT DECEMBER 31, 1997.........................  $  994,390   $  18,840    $  (2,445)  $  1,010,785
                                                       ----------  -----------  -----------  ------------
                                                       ----------  -----------  -----------  ------------
Marketable securities:
  U.S. government and agency.........................  $  120,683   $   2,635    $    (183)  $    123,135
  State, municipal and state and local agency........     211,871       3,879         (240)       215,510
  Corporate debt and other securities................     256,171       1,055       (1,137)       256,089
                                                       ----------  -----------  -----------  ------------
Total marketable securities..........................     588,725       7,569       (1,560)       594,734
                                                       ----------  -----------  -----------  ------------
Marketable securities--restricted:
  U.S. government and agency.........................       9,637      --           --              9,637
  State, municipal and state and local agency........       8,400      --           --              8,400
  Corporate debt and other securities................      17,362      --           --             17,362
                                                       ----------  -----------  -----------  ------------
Total marketable securities--restricted..............      35,399      --           --             35,399
                                                       ----------  -----------  -----------  ------------

                        PACIFICARE HEALTH SYSTEMS, INC.

3.  MARKETABLE SECURITIES (CONTINUED)

                                                                      GROSS        GROSS
                                                       AMORTIZED   UNREALIZED   UNREALIZED
                                                          COST        GAINS       LOSSES      FAIR VALUE
                                                       ----------  -----------  -----------  ------------
                                                                     (AMOUNTS IN THOUSANDS)
BALANCE AT DECEMBER 31, 1996.........................  $  624,124   $   7,569    $  (1,560)  $    630,133
                                                       ----------  -----------  -----------  ------------
                                                       ----------  -----------  -----------  ------------
Marketable securities:
  U.S. government and agency.........................  $  165,789   $     988    $    (827)  $    165,950
  State, municipal and state and local agency........     205,321       2,986         (207)       208,100
  Corporate debt and other securities................     184,134         662       (1,571)       183,225
                                                       ----------  -----------  -----------  ------------
Total marketable securities..........................     555,244       4,636       (2,605)       557,275
                                                       ----------  -----------  -----------  ------------
Marketable securities--restricted:...................
  U.S. government and agency.........................      15,842      --           --             15,842
  Municipal and local agency.........................       8,020      --           --              8,020
  Corporate debt and other securities................       8,544      --           --              8,544
                                                       ----------  -----------  -----------  ------------
Total marketable securities--restricted..............      32,406      --           --             32,406
                                                       ----------  -----------  -----------  ------------
BALANCE AT SEPTEMBER 30, 1996........................  $  587,650   $   4,636    $  (2,605)  $    589,681
                                                       ----------  -----------  -----------  ------------
                                                       ----------  -----------  -----------  ------------

    As of December 31, 1997 the contractual maturities of the Company's marketable securities were as follows:

                                                                                       MARKETABLE
                                                                                      SECURITIES--
                                                         MARKETABLE SECURITIES         RESTRICTED
                                                         ----------------------  ----------------------
                                                         AMORTIZED               AMORTIZED
                                                            COST     FAIR VALUE     COST     FAIR VALUE
                                                         ----------  ----------  ----------  ----------
                                                                     (AMOUNTS IN THOUSANDS)
Due in one year or less................................  $  198,354  $  199,396  $   61,661  $   60,816
Due after one year through five years..................     204,336     202,985      31,660      31,594
Due after five years through ten years.................     255,746     271,186      26,445      26,811
Due after ten years....................................     189,965     191,141      26,223      26,856
                                                         ----------  ----------  ----------  ----------
                                                         $  848,401  $  864,708  $  145,989  $  146,077
                                                         ----------  ----------  ----------  ----------
                                                         ----------  ----------  ----------  ----------

    During the year ended December 31, 1997, three months ended December 31, 1996, and fiscal year ended September 30, 1996, proceeds from sales and maturities of marketable securities were $3.4 billion, $507 million and $1.4 billion, respectively. Gross realized gains and gross realized losses are included in interest income under the specific identification method.

4.  ACQUISITIONS AND DISPOSITIONS

    A) FHP ACQUISITION--1997. On February 14, 1997, FHP International Corporation, ("FHP") was acquired by the Company. Pursuant to the FHP Acquisition, each outstanding share of FHP common stock was exchanged for $17.50 in cash, 0.056 shares of the Company's Class A Common Stock and 0.176 shares of the Company's Class B Common Stock. Each outstanding share of FHP's preferred stock was exchanged for $14.113 in cash and one-half of one share of the Company's Series A Preferred Stock. The Company paid approximately $1.0 billion in cash to holders of FHP common and preferred stock. The

                        PACIFICARE HEALTH SYSTEMS, INC.

4. ACQUISITIONS AND DISPOSITIONS (CONTINUED) terms of the FHP Acquisition also required FHP to contribute $67 million to Talbert Medical Management Corporation ("Talbert"), a wholly owned subsidiary of FHP, which increased its net worth to approximately $60 million on February 14, 1997. Also at that time, FHP sold its investment in Talbert in exchange for a $60 million non-recourse promissory note and rights to purchase shares of Talbert common stock.

    As part of the FHP Acquisition, each former FHP shareholder received Talbert rights. Holders of Talbert rights were able to purchase one share of Talbert common stock for each Talbert right for the subscription price of $21.50 per share. Holders of Talbert rights were entitled to subscribe for all, or any portion of, the shares of Talbert common stock underlying their Talbert rights as well as to subscribe for any unallocated additional shares. In May 1997, Talbert successfully completed its rights offering and shares of Talbert common stock were distributed. Proceeds from the Talbert rights offering were used to repay the non-recourse promissory note issued to FHP.

    The FHP Acquisition has been accounted for as a purchase. Total consideration of approximately $2.2 billion, including $18 million of transaction costs, has been allocated to the assets acquired and liabilities assumed based on estimates of their fair values. The Company recorded fair value increases and decreases in tangible assets and liabilities acquired. Fair value decreases included a $76 million decrease to property, plant and equipment including real property write downs based on appraised values and the abandonment of capitalized software and equipment. The Company also recognized certain liabilities in connection with the acquisition as follows:

    - $62 million of contractual obligations and commitments to conform all of FHP's multiple information systems to one uniform system which will be abandoned upon the final conversion to the Company's operating platform (these costs are direct, incremental and are not related to the development of new software systems that will have future economic benefit);

    - $33 million of severance benefits for the involuntary termination of FHP employees (approximately $23 million had been paid as of December 31, 1997);

    - $33 million of FHP OPM claims (see Note 10--"Commitments and Contingencies"); and

    - $14 million for the estimated lease termination costs of FHP facilities abandoned.

    The fair value of assets acquired and liabilities assumed were $0.9 billion and $1.1 billion, respectively. A total of $2.4 billion, net of related deferred taxes, representing the excess of the purchase price over the fair values of the net assets acquired, has been allocated to goodwill and other acquired intangible assets and is being amortized over a four to 40 year period. Identified intangibles of $365 million include commercial employer group contracts, Medicare contracts, provider networks and assembled workforce.

    B) FLORIDA DISPOSITION--1997. In February 1997, the Company sold the outstanding common stock of its Florida subsidiary, at which time the buyer assumed the daily operations. The sales price, which approximated net book value, totaled $9 million. The close of the sale was completed in July 1997 when the Company received regulatory approval from the state of Florida.

    C) PRO FORMA FINANCIAL STATEMENTS. The Company's consolidated results of operations include FHP from February 14, 1997 and its Florida subsidiary through February 1997. The pro forma information below presents combined results of operations as if the FHP Acquisition, as well as the sale of the Company's Florida subsidiary, had occurred at the beginning of 1996. The pro forma information gives effect to actual operating results prior to the acquisition and adjustments to interest expense, goodwill

                        PACIFICARE HEALTH SYSTEMS, INC.

4. ACQUISITIONS AND DISPOSITIONS (CONTINUED) amortization and income taxes. No adjustment has been made to give effect to any synergies which may be realized as a result of the FHP Acquisition.

                                                                                           THREE MONTHS
                                                                              YEAR ENDED      ENDED
                                                                             DECEMBER 31,  DECEMBER 31,
                                                                                 1997          1996
                                                                             ------------  ------------
                                                                                    (UNAUDITED)
                                                                               (AMOUNTS IN THOUSANDS,
                                                                             EXCEPT PER SHARE AMOUNTS)
Total operating revenue....................................................   $9,541,105    $2,334,094
Pretax income..............................................................   $   45,987    $   66,465
Net income (loss)..........................................................   $  (33,977)   $   34,558
                                                                             ------------  ------------
Basic earnings (loss)per share.............................................   $    (0.80)   $     0.77
                                                                             ------------  ------------
Diluted earnings (loss) per share..........................................   $    (0.80)   $     0.76
                                                                             ------------  ------------
                                                                             ------------  ------------

    D) DISPOSITION OF FHP SUBSIDIARIES--1997. In February 1997, the Company announced its intention to sell the Illinois and New Mexico subsidiaries of FHP. The Company classified the subsidiaries as net assets held for sale and assigned carrying values at the net realizable value. FHP of Illinois was sold in October 1997 to The Principal Financial Group. FHP of New Mexico was sold in November 1997 to Presbyterian Healthcare Services. Net losses from the date of the FHP Acquisition through disposition totaling $15 million, and disposition gains totaling $46 million, have been treated as part of the purchase price allocation. The pro forma financial information has not been adjusted for these dispositions because the effects of these dispositions were not significant.

    E) FISCAL 1996 AND 1995 ACQUISITIONS. In January 1996, the Company acquired Psychology Systems, Inc., a California-based managed care behavioral health and employee assistance program company. During fiscal year 1995, the Company acquired Preferred Solutions, a San Jose-based pharmacy benefit management company; ValuCare, a Fresno, California-based HMO; and Pacific Health Plans, a Washington-based HMO. The total purchase price for these acquisitions, including contingent purchase payments, was approximately $131 million. Based on the fair values of the assets and liabilities of the acquired companies, the excess purchase price was approximately $126 million. The acquisitions were accounted for as purchases and the operating results of each completed acquisition were included in the consolidated financial statements from the date of purchase. Amortization of excess purchase price is made over a period not to exceed 40 years. Pro forma results of operations have not been presented because the effects of these acquisitions were not significant.

5.  LONG-TERM DEBT

    into a $1.5 billion credit facility under which it borrowed $1.1 billion in February 1997 to pay $1.0 billion in cash consideration to former holders of FHP common and preferred stock and to make other acquisition-related payments. Through December 31, 1997, the Company repaid $210 million of its borrowings under the credit facility, resulting in $910 million outstanding. The Company's credit facility requires mandatory reductions of the outstanding principal balance beginning January 1999 and is required to be paid in full by January 1, 2002. As of December 31, 1997, the outstanding balance on the credit facility would not require a reduction until July 1, 2001. The Company is required to reduce the

                        PACIFICARE HEALTH SYSTEMS, INC.

5.  LONG-TERM DEBT (CONTINUED)
outstanding balance to $800 million by July 1, 2001 and pay the remaining balance by January 1, 2002. Additional borrowings on the credit facility may result in the Company being subject to earlier mandatory reduction of its outstanding balance. Interest under the credit facility is presently based on the London Interbank Offering Rate ("LIBOR") plus a spread, except for $350 million of the outstanding balance which is covered by interest-rate swap agreements. The average fixed interest rate paid by the Company on the existing swap agreements is approximately six percent. The terms of the credit facility contain various covenants usual for financing of this type, including a minimum net worth requirement, a minimum fixed charge requirement and leverage ratios. At December 31, 1997, the Company was in compliance with all such covenants. On February 14, 1997, the Company assumed $100 million in FHP senior notes which carry an interest rate of seven percent. Interest is payable semiannually and the notes mature on September 15, 2003. Maturities of long-term debt for the next five years are $0.2 million in 1998, $0.1 million in 1999, none in 2000, $910.0 million in 2001, $1.0 million in 2002 and $100.0 million in 2003.

6.  SHAREHOLDERS' EQUITY

    The authorized Preferred Stock of the Company includes 11,000,000 authorized shares of Series A Preferred Stock. Each share of Series A Preferred Stock entitles its owner to convert it at any time to 0.374 shares of Class B Common Stock, assuming no unpaid accrued dividends in arrears. Series A Preferred Stock shareholders also have a preference of $25.00 per share over the Common Stock in the event of involuntary or voluntary liquidation. Dividends on the Series A Preferred Stock accrue at an annual rate of $1.00 per share, are cumulative and payable quarterly when, as and if declared by the board of directors. During 1997, the Company paid $9 million in dividends to its preferred shareholders. There were no unpaid dividends on the Series A Preferred shares at December 31, 1997.

    On or after June 17, 1998, the Series A Preferred Stock may be redeemed at the option of the Company for cash plus unpaid dividends. The redemption price ranges from 103 percent to 100 percent of the stated value of Series A Preferred Stock, or $25.00 per share, in one-half percent decrements for each successive anniversary of June 17, 1998 through 2004. Series A Preferred Stock ranks senior to the Class A and B Common Stock with respect to dividend and liquidation rights, and holders of Series A Preferred Stock generally have no voting rights; however, there are certain exceptions including the right to elect two additional directors if the equivalent of six quarterly dividends payable on the Series A Preferred Stock are in default.

    In March 1995, the Company completed a public offering of 5,175,000 shares of its Class B Common Stock, of which 3,000,000 shares were issued and sold by the Company and 2,175,000 shares were sold by UniHealth. The Company received net proceeds of approximately $198 million from the sale after deducting underwriting discounts and commissions and expenses of the offering payable by the Company. The Company did not receive any of the proceeds from the sale of shares of Class B Common Stock by UniHealth.

                        PACIFICARE HEALTH SYSTEMS, INC.

7. INCOME TAXES

    Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                            DECEMBER 31,   DECEMBER 31,  SEPTEMBER 30,
                                                                1997           1996          1996
                                                            -------------  ------------  -------------
                                                                          (IN THOUSANDS)
Current deferred tax assets (liabilities):
  Future benefit from goodwill impairment.................   $   --         $   22,433     $  22,637
  Accrued health care costs...............................        59,938        15,334        14,477
  Accrued compensation....................................        14,939        12,687        11,025
  Accrued expenses........................................        37,819         5,198         5,107
  Other assets............................................        14,447         4,803         2,550
  Depreciation............................................       --                917         2,137
  State franchise taxes...................................         3,852        (1,543)        1,779
  Prepaid expenses........................................        (2,381)       (1,476)       (1,451)
  Unrealized gains on marketable securities...............        (6,550)       (2,075)         (738)
  Pharmacy rebate.........................................       (11,190)       --            --
  Other...................................................         1,163        (1,533)       (1,228)
                                                            -------------  ------------  -------------
                                                             $   112,037    $   54,745     $  56,295
                                                            -------------  ------------  -------------
                                                            -------------  ------------  -------------
Non-current deferred tax assets (liabilities):
  Future benefits from goodwill impairment................   $     3,569    $   --         $  --
  Accrued health care costs...............................         6,314        --            --
  Accrued expenses........................................        22,922        --            --
  Identifiable intangibles................................      (132,067)       --            --
  Depreciation............................................        (7,374)       --            --
  Other...................................................         3,843        --            --
                                                            -------------  ------------  -------------
                                                             $  (102,793)   $   --         $  --
                                                            -------------  ------------  -------------
                                                            -------------  ------------  -------------

                        PACIFICARE HEALTH SYSTEMS, INC.

7. INCOME TAXES (CONTINUED)
    The provision for income taxes consists of the following components for the periods indicated:

                                                            THREE MONTHS
                                               YEAR ENDED      ENDED       YEAR ENDED     YEAR ENDED
                                              DECEMBER 31,  DECEMBER 31,  SEPTEMBER 30,  SEPTEMBER 30,
                                                  1997          1996          1996           1995
                                              ------------  ------------  -------------  -------------
                                                                   (IN THOUSANDS)
Current:
  Federal...................................   $   46,810    $   17,337     $  62,781      $  62,912
  State.....................................        9,436         3,529        13,829         13,927
                                              ------------  ------------  -------------  -------------
  Total current.............................       56,246        20,866        76,610         76,839
Deferred:
  Federal...................................       18,754           163       (22,172)        (2,444)
  State.....................................        6,825            50        (3,611)          (390)
                                              ------------  ------------  -------------  -------------
  Total deferred............................       25,579           213       (25,783)        (2,834)
                                              ------------  ------------  -------------  -------------
  Provision for income taxes................   $   81,825    $   21,079     $  50,827      $  74,005
                                              ------------  ------------  -------------  -------------
                                              ------------  ------------  -------------  -------------

    The following table summarizes significant differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes:

                                                YEAR ENDED      THREE MONTHS       YEAR ENDED         YEAR ENDED
                                               DECEMBER 31,    ENDED DECEMBER     SEPTEMBER 30,      SEPTEMBER 30,
                                                   1997           31, 1996            1996               1995
                                              ---------------  ---------------  -----------------  -----------------
                                                                          (IN THOUSANDS)
  Computed expected provision...............          35.0%            35.0%             35.0%              35.0%
  State taxes, net of federal benefit.......          16.9              4.4               4.4                4.9
  Tax exempt interest.......................          (6.3)            (2.0)             (3.6)              (2.2)
  Impairment of non-deductible goodwill.....          54.6           --                   1.8             --
  Amortization of intangibles...............          29.7              0.9               1.5                1.1
  Other, net................................           6.2              1.6               2.3                1.8
                                                     -----              ---               ---                ---
  Provision for income taxes................         136.1%            39.9%             41.4%              40.6%
                                                     -----              ---               ---                ---
                                                     -----              ---               ---                ---

    The majority of the goodwill impairment charges (see Note 9--"Impairment, Disposition, Restructuring and Other Charges") recorded in the fourth quarter of 1997 are not deductible for income tax purposes. Therefore, the Company did not record a benefit for most of these charges. The magnitude of these charges, in conjunction with the inability to record a related income tax benefit, resulted in the Company reporting a disproportionately high effective income tax rate. The 1997 effective income tax rate without the effect of the impairment charges was approximately 50 percent. Excluding the impact of non-deductible goodwill impairment and amortization, the impact of state taxes, net of federal benefit would have been 5.3 percent for 1997.

                        PACIFICARE HEALTH SYSTEMS, INC.

8.  EMPLOYEE BENEFIT PLANS

    A) SAVINGS AND PROFIT-SHARING PLANS. Substantially all full-time employees of the Company are eligible to participate in a savings and profit-sharing plan. Under the plan, participants may defer up to 12 percent of their annual compensation with the Company matching one-half of the deferral, up to a maximum of three percent of annual compensation per employee. Additionally, the Company automatically contributes two percent of annual compensation per employee to the plan, and at the discretion of the Company's board of directors, an additional amount may be contributed to each participant generally based on a percentage of pretax income. Contributions to the plan totaled $7 million, $3 million, $14 million and $14 million for the year ended December 31, 1997, three months ended December 31, 1996 and the fiscal years ended September 30, 1996 and 1995, respectively.

    FHP had an Employee Stock Ownership Plan which covered substantially all FHP employees. The FHP plan consisted of three separate parts: an employee stock ownership plan (the "ESOP"); a 401(k) plan; and a payroll-based tax credit employee stock ownership plan. Effective February 14, 1997, the payroll-based tax credit employee stock ownership plan was spun off into a separate plan and was terminated. The ESOP portion and the 401(k) portion were continued as part of the FHP plan which, effective February 14, 1997, was converted to a profit-sharing plan (the "FHP Savings Plan"). The FHP Savings Plan was amended to eliminate certain provisions to discontinue distributions in shares of FHP common stock. FHP employees participated in the FHP Savings Plan until December 31, 1997 at which time they became eligible to participate in the Company's plan. In 1998 all eligible participants' balances will be transferred to the Company's plan and The FHP Savings Plan will be merged into the Company's plan. The Company will be making contributions to the FHP Savings Plan for 1997 during 1998.

    FHP maintained a defined contribution pension plan to which it ceased making contributions effective January 1996. All participants in the pension plan vested as of December 31, 1995. The pension plan was terminated effective December 31, 1997, with participants to receive distributions in early 1998.

    B) STOCK OPTION PLANS. The Company has three stock option plans: the 1996 Employee Plan, the 1996 Director Plan and the 1997 Premium Plan. Under the 1996 Employee Plan, officers and key employees are granted options to purchase shares of the Company's common stock at exercise prices equal or greater than the market price on the date of grant. Stock appreciation rights and stock payments may also be awarded under the 1996 Employee Plan. No stock appreciation rights have been awarded under the 1996 Employee Plan. Options granted under the 1996 Employee Plan generally vest over a four-year period with 25 percent of the options vesting each year. During 1997, the Company granted options which vest upon achievement of certain earnings targets. Vested options may be exercised at any time during the ten years subsequent to the date of grant, except upon the death, disability, retirement or termination of employment of the optionee. Options granted under the stock option plans expire ten years from the date of grant. At December 31, 1997, approximately 0.9 million shares were available for awards under the 1996 Employee Plan.

    In 1997, certain holders of the Company's stock options received additional stock options in exchange for waiving the accelerated vesting provision of their options triggered by the FHP Acquisition. Also during 1997, certain stock options were canceled and new options were granted with exercise prices equal to the Company's stock price on the grant date. The new options have a four-year vesting schedule commencing on the date of grant, except for options which vest based on earnings targets that continue to vest based on the original earnings targets.

                        PACIFICARE HEALTH SYSTEMS, INC.

8.  EMPLOYEE BENEFIT PLANS (CONTINUED)
    The 1996 Director Plan provides for the automatic annual grant of options to purchase 5,000 shares of the Company's common stock to each eligible non-officer director of the Company. Options granted under the 1996 Director Plan have a four-year vesting schedule with 25 percent of the options vesting each year after the date of grant.

    In October 1997, the compensation committee adopted the 1997 Premium Priced Stock Option Plan, subject to shareholder approval. Under the 1997 Premium Plan, certain officers of the Company were granted options to purchase shares of the Company's common stock. No participant may receive options to purchase more than 400,000 shares per year. Currently, the maximum number of shares available to grant under this plan is 2.4 million. Fifty percent of the options granted under the 1997 Premium Plan vest within three years of the date of grant if the price of the Company's Class B Common Stock reaches $92.50, which is the exercise price. The remaining 50 percent vest if the price of the Company's Class B Common Stock reaches $114.00 within five years, with the exercise price equal to $114.00. The first 50 percent of the options expire in 2000 if the $92.50 stock price is not achieved and the remaining 50 percent expire in 2002 if the $114.00 stock price is not achieved. During 1997 nearly 2.4 million options were granted under the 1997 Premium Plan.

    Effective with the FHP Acquisition, stock options to purchase shares of FHP common stock were exchanged for options to purchase shares of the Company's Class B Common Stock, along with Talbert rights (see Note 4--"Acquisitions and Dispositions"). Non-qualified stock option activity for the periods indicated was as follows:

                                                             NON-QUALIFIED STOCK OPTIONS
                                              ----------------------------------------------------------
                                               CLASS A   WEIGHTED AVERAGE    CLASS B    WEIGHTED AVERAGE
                                                STOCK     EXERCISE PRICE      STOCK      EXERCISE PRICE
                                              ---------  -----------------  ----------  ----------------
OUTSTANDING AT SEPTEMBER 30, 1995...........    357,084      $    7.77       1,692,311     $    46.38
Granted at market price.....................     --             --             402,150     $    71.34
Exercised...................................    (48,250)     $    9.58        (333,168)    $    35.93
Canceled....................................     --             --            (114,172)    $    64.93
                                              ---------          -----      ----------        -------
OUTSTANDING AT SEPTEMBER 30, 1996...........    308,834      $    7.49       1,647,121     $    53.21
Granted at market price.....................     --             --             358,300     $    80.92
Exercised...................................     --             --              (9,722)    $    62.91
Canceled....................................     --             --            (210,561)    $    80.25
                                              ---------          -----      ----------        -------
OUTSTANDING AT DECEMBER 31, 1996............    308,834      $    7.49       1,785,138     $    55.79
Granted at market price.....................     --             --           1,948,100     $    70.98
Granted in excess of market price...........     --             --           1,187,500     $    92.50
Granted in excess of market price...........     --             --           1,187,500     $   114.00
Exchanged for FHP stock options.............     --             --             933,594     $    51.83
Exercised...................................    (74,784)     $    5.85        (903,029)    $    46.98
Canceled....................................     --             --            (470,347)    $    75.04
                                              ---------          -----      ----------        -------
OUTSTANDING AT DECEMBER 31, 1997............    234,050      $    8.02       5,668,456     $    75.51
                                              ---------          -----      ----------        -------
                                              ---------          -----      ----------        -------

                        PACIFICARE HEALTH SYSTEMS, INC.

8.  EMPLOYEE BENEFIT PLANS (CONTINUED)
    The following is a summary of stock options exercisable as of the dates indicated:

                                                              NON-QUALIFIED STOCK OPTIONS
                                              -----------------------------------------------------------
                                               CLASS A   WEIGHTED AVERAGE    CLASS B    WEIGHTED AVERAGE
                                                STOCK     EXERCISE PRICE      STOCK      EXERCISE PRICE
                                              ---------  -----------------  ----------  -----------------
Exercisable at September 30, 1995...........    342,984      $    7.36         395,114      $   21.23
Exercisable at September 30, 1996...........    308,834      $    7.49         435,474      $   35.57
Exercisable at December 31, 1996............    308,834      $    7.49         728,316      $   45.73
Exercisable at December 31, 1997............    234,050      $    8.02       1,268,710      $   54.62

    The following is a summary of information about options outstanding and options exercisable at December 31, 1997:

                                               OPTIONS OUTSTANDING
                                   -------------------------------------------     OPTIONS EXERCISABLE
                                                   WEIGHTED                     -------------------------
                                                    AVERAGE        WEIGHTED                   WEIGHTED
                                                   REMAINING        AVERAGE                    AVERAGE
                                     NUMBER       CONTRACTUAL      EXERCISE       NUMBER      EXERCISE
RANGE OF EXERCISE PRICES           OUTSTANDING   LIFE (YEARS)        PRICE      EXERCISABLE     PRICE
---------------------------------  -----------  ---------------  -------------  ----------  -------------
CLASS A STOCK:
$1.63 - $19.75...................     234,050              3       $    8.02       234,050    $    8.02
                                   -----------           ---     -------------  ----------       ------
                                   -----------           ---     -------------  ----------       ------
CLASS B STOCK:
$ 0.48 - $19.75..................      75,312              4       $    9.21        75,312    $    9.21
$29.75 - $43.34..................     393,662              6       $   39.14       374,809    $   39.36
$44.75 - $67.00..................   1,664,326              9       $   64.65       572,114    $   62.97
$68.88 - $92.50..................   2,347,656              9       $   82.84       246,475    $   72.32
$114.00..........................   1,187,500             10       $  114.00        --           --
                                   -----------                                  ----------
                                    5,668,456                                    1,268,710
                                   -----------                                  ----------
                                   -----------                                  ----------

    C) PRO FORMA STOCK OPTION DISCLOSURE. Pro forma net earnings and earnings per share information, as required by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," has been determined as if the Company had accounted for employee stock options under SFAS 123's fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1997 and 1996, respectively: risk-free interest rate of six percent; dividend yield of zero percent; weighted average expected option life of three years; and volatility of the expected market price of the Company's common stock of 43 percent.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma net income (loss) for the year ended December 31, 1997, three months ended December 31, 1996 and fiscal year ended September 30, 1996 was $(48) million, $31 million and $69 million, respectively, the pro forma basic earnings (loss) per share were $(1.19), $0.99 and $2.24 and pro forma diluted earnings (loss) per share were $(1.19), $0.97 and $2.19 respectively. These pro forma amounts include amortized fair values attributable to options granted after October 1, 1995 only, and therefore are not representative of future pro forma amounts.

                        PACIFICARE HEALTH SYSTEMS, INC.

8.  EMPLOYEE BENEFIT PLANS (CONTINUED)
    The weighted-average fair values on the grant date for options granted at market values for the year ended December 31, 1997, three months ended December 31, 1996 and the fiscal year ended September 30, 1996, were $71.95, $80.95 and $71.53, respectively. The weighted-average fair value on the grant date for options granted in excess of market value during 1997 was $68.63.

9.  IMPAIRMENT, DISPOSITION, RESTRUCTURING AND OTHER CHARGES

    A) YEAR ENDED DECEMBER 31, 1997. The Company recognized pretax charges for the year ended December 31, 1997 totaling $155 million ($129 million or $3.18 diluted loss per share, net of tax). The pretax charges included fourth quarter write-offs associated with the impairment of goodwill in certain of the Company's markets, restructuring charges and certain other charges.

    IMPAIRMENT. The Company recognized a $124 million ($111 million or $2.73 diluted loss per share, net of tax) charge for goodwill and intangible assets which were impaired and no longer recoverable from future operations. These pretax charges relate to the following markets and products:

    - $63 million for the Utah HMO;

    - $40 million for the Washington health plan; and

    - $21 million primarily for discontinued workers' compensation products.

    As discussed in the second quarter, Utah's operating loses were related to lower than expected 1997 premium rate increases coupled with a shift of membership from capitated to non-capitated health care providers as a significant health care provider contract switched from capitation to fee-for-service. The Company agreed to continue this contract to ensure an adequate infrastructure to service the Utah membership. At the same time, the Utah information systems migrated to the standard FHP system in anticipation of the conversion of the FHP system into the Company's common system. As a result, increased utilization under the new fee-for-service contract was not visible until the fourth quarter of 1997 when conversion reconciliations discovered significant unpaid claims as well as claims paid inaccurately. The Company expects that economic and competitive conditions in Utah will continue to minimize premium increases and will make provider capitation contracting difficult. Because the 1997 losses and the cash flow analysis did not support the recoverability of goodwill, the Company recorded an impairment charge and announced that it will exit or otherwise dispose of the Utah operations.

    Since its acquisition, the Washington market has had a history of operating losses. While capitated contracts have been implemented, claims payment issues continue as most providers are not able to administer the claims process. Utilization also continues to be higher than expected. The Company determined that goodwill and intangibles were no longer recoverable and recorded an impairment charge in light of the historical and increasing losses in the market and expected future cash flows.

    The Company owns a subsidiary that provides workers' compensation benefits. In developing its 1998 business plan, the Company determined that California legislation did not allow workers' compensation products to be priced at a competitive rate that would result in the required return on investment. Without a profitable California revenue stream, the remaining business did not support the recoverability of the goodwill and the impairment was recorded.

    The Company is committed to the successful integration of FHP and as part of that process continually assesses the efficiency of its operations and determines whether duplicative functions or

                        PACIFICARE HEALTH SYSTEMS, INC.

9. IMPAIRMENT, DISPOSITION, RESTRUCTURING AND OTHER CHARGES (CONTINUED) facilities exist. As a result of that commitment, the Company identified opportunities to restructure and streamline operations which resulted in recording a restructuring charge in the fourth quarter of 1997 in the amount of $15 million ($9 million or $0.22 diluted loss per share, net of tax). The restructuring charges include work force reductions, facility consolidation and other related cost accruals. To improve efficiency and reduce costs, the Company experienced a work force reduction. Work force costs of $8 million primarily include employee severance related to involuntary termination programs. Lease terminations of $5 million pretax were associated with the consolidation of administrative and operations office space. Other related charges totaled $2 million, pretax. Cash flows from operations are expected to fund all of the restructuring charges. The restructuring should be complete by December 1998.

    OTHER. Approximately $16 million ($9 million, or $0.23 diluted loss per share, net of tax) of other charges were recorded for contracts for which the anticipated future health care costs exceed the premiums. Approximately $13 million ($8 million, or $0.19 diluted loss per share, net of tax) related to PacifiCare of Utah due to the continuing losses anticipated by the plan. The remaining charge for loss contract accruals pertains to a workers' compensation insurance company and an HMO plan.

    B) YEAR ENDED SEPTEMBER 30, 1996. The Company recognized pretax impairment, disposition, restructuring and OPM charges for the year ended 1996 totaling $101 million ($62 million or $1.96 diluted loss per share, net of tax).

    IMPAIRMENT. During 1996, the Company decided that its PacifiCare of Florida ("Florida") subsidiary would not launch the Secure Horizons program and withdrew its HCFA application after considering the effects of enhanced state regulation, reduced Medicaid reimbursement, and continued losses experienced in the Florida market. The business strategy for Florida profitability was based on launching the Company's Secure Horizons program. Accordingly, the Company recognized a $59 million ($34 million or $1.08 diluted loss per share, net of tax) charge for the impairment of goodwill and decided to sell its Florida operations.

    DISPOSITION OF MEDICAL CLINICS. Effective June 1, 1996, the Company sold the assets of its Florida subsidiary's staff-model medical clinics resulting in a pretax loss of $9 million ($8 million or $0.26 diluted loss per share, net of tax).

    RESTRUCTURING. During 1996, management approved a plan relating to the discontinuation of certain specialty heath care products and services that did not meet the Company's strategic and economic return objectives, including a reduction in workforce and the establishment of regional customer service centers. A restructuring charge of $8 million ($5 million or $0.15 diluted loss per share, net of tax) was recognized which included employee severance related to an involuntary workforce reduction of approximately $4 million, write-offs of assets designated for disposition of approximately $3 million, and other related costs of approximately $1 million. The restructuring was financed by cash flows from operations and actual expenditures did not differ materially from amounts accrued.

    OTHER. In June 1996, a pretax charge was recognized of $25.0 million ($15 million, or $0.47 diluted loss per share, net of tax) for an increase of reserves in anticipation of negotiations relating to potential governmental claims for contracts with OPM. The Company's HMO subsidiaries have commercial contracts with OPM to provide managed health care services to members under the Federal Employees Health Benefits Program ("FEHBP"). OPM, as a normal course of business, audits health plans with which it contracts to, among other things, verify that premiums charged under OPM contracts are

                        PACIFICARE HEALTH SYSTEMS, INC.

9. IMPAIRMENT, DISPOSITION, RESTRUCTURING AND OTHER CHARGES (CONTINUED) established in compliance with community rating and other requirements under the FEHBP. Currently, OPM audits for multiple periods are in various stages of completion for the majority of the Company's HMO subsidiaries.

10.  COMMITMENTS AND CONTINGENCIES

    A) OPM. The Company's HMO subsidiaries have commercial contracts with OPM to provide managed health care services to members under FEHBP for federal employees, annuitants and their dependents. In the normal course of business, OPM audits health plans with which it contracts to, among other things, verify that the premiums calculated and charged to OPM are established in compliance with the best price community rating guidelines established by OPM. OPM typically audits plans once every five or six years and each audit covers the prior five or six year period. Depending on the type of contract the Company has with OPM, OPM will audit one or more health plans at the same time. OPM has notified PacifiCare of its intent to audit or has recently completed an audit of the majority of the Company's health plans. While the government's initial on-site audits are usually followed by a post-audit briefing in which the government indicates its preliminary results, final resolution and settlement of the audits have historically taken a minimum of three to five years.

    In addition to claims made by the auditors as part of the normal audit process, the OPM may also refer their results to the United States Department of Justice ("DOJ") for potential legal action under the False Claims Act. The DOJ has the authority to file a claim under the False Claims Act if it believes that the health plan knowingly overcharged the government or otherwise submitted false documentation or certifications. In False Claims Act actions, the government may impose trebled damages and a civil penalty of not less than $5,000 nor more than $10,000 for each separate alleged false claim. In November 1997, the Company was notified that the 1995 audit of the operations of the Company's Oklahoma HMO subsidiary, had been referred to the DOJ. The Company is negotiating to settle this matter with the DOJ.

    PacifiCare intends to negotiate with OPM and the DOJ on all matters to attain a mutually satisfactory result. There can be no assurance, however, that these negotiations will be concluded satisfactorily, that additional audits will not be referred to the DOJ, or that additional, possibly material, liability will not be incurred. The Company has also entered into discussions with OPM. The Company believes that any ultimate liability in excess of amounts accrued would not materially affect the Company's consolidated financial position. However, such liability could have a material effect on results of operations or cash flows of a future quarter if resolved unfavorably.

    B) LEASE COMMITMENTS. The Company leases office space and equipment under various non-cancelable operating leases. Rental expense totaled $48 million, $5 million, $29 million and $18 million for the year ended December 31, 1997, the three months ended December 31, 1996 and the fiscal years ended September 30, 1996 and 1995, respectively.

    For the years ending December 31, 1998 through 2002, future minimum lease payments total $51 million, $38 million, $26 million, $18 million and $15 million, respectively. Minimum lease payments after December 31, 2002 will be $35 million.

    The Company has entered into a real estate and equipment master transfer agreement to provide for the lease, sublease or assignment by the Company of facilities and equipment that are either owned or leased by the Company. The net book value of such facilities and equipment at December 31, 1997 was

                        PACIFICARE HEALTH SYSTEMS, INC.

10. COMMITMENTS AND CONTINGENCIES (CONTINUED) approximately $83 million. The leases are accounted for as operating leases, and subleases are accounted for as rental income. The Master Lease Agreement extensions, at prevailing market rates, of the existing terms of the individual leases to December 31, 2005 and two five-year extension options at prevailing market rates, exercisable solely at the lessee's discretion; and a right of first offer for the lessee to purchase the furniture, fixtures and equipment. The parties have also agreed to enter into a separate lease agreement with respect to furniture, fixtures and equipment that will expire on December 31, 2000.

    C) EMPLOYMENT AGREEMENTS. The Company has entered into employment agreements with the president and chief executive officer of the Company and certain other executive officers. The agreements contain provisions that would entitle each to receive severance benefits which are payable if employment is terminated for various reasons, including termination following a change of ownership or control of the Company as defined by the agreements. The maximum contingent liability for severance payments that the Company would be required to make under the employment agreements (excluding amounts which may be payable under incentive plans and the value of certain benefits) is approximately $10 million at December 31, 1997.

    D) LEGAL PROCEEDINGS. The Company has been served with several purported class action suits alleging violations of federal securities laws by the Company and by certain of its officers and directors. The complaints relate to the period from the date of the FHP Acquisition through the Company's November 25, 1997 announcement that earnings for the fourth quarter of 1997 would be lower than expected. These complaints primarily allege that the Company previously omitted and/or misrepresented material facts with respect to its costs, earnings and profits. These suits are at a very early stage and no discovery has occurred. The Company believes it has good defenses to the claims in these suits and is contesting them vigorously.

    The Company is also involved in legal actions in the normal course of business, some of which seek monetary damages, including claims of punitive damages which are not covered by insurance. After review, including consultation with counsel, based on current information, management believes any ultimate liability in excess of amounts accrued which would likely arise from these actions (including the purported class actions) would not materially affect the Company's consolidated financial position, results of operations or cash flows. However, management's evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material adverse effect on the Company's results of operations or cash flows for a future quarter.

                REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS

The Board of Directors and Shareholders
PacifiCare Health Systems, Inc.

    We have audited the accompanying consolidated balance sheets of PacifiCare Health Systems, Inc. as of December 31, 1997 and 1996, and as of September 30, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1997, the three months ended December 31, 1996 and each of the years in the two-year period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PacifiCare Health Systems, Inc. at December 31, 1997 and 1996, and at September 30, 1996, and the consolidated results of its operations and its cash flows for the year ended December 31, 1997, the three months ended December 31, 1996 and each of the years in the two-year period ended September 30, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Los Angeles, California
February 24, 1998

                        PACIFICARE HEALTH SYSTEMS, INC.
           QUARTERLY INFORMATION FOR 1997 AND FISCAL 1996 (UNAUDITED)

                                                                                QUARTERS ENDED
                                                              --------------------------------------------------
                                                               MARCH 31,    JUNE 30,     SEPT. 30,    DEC. 31,
1997(1)                                                          1997         1997         1997        1997(2)
------------------------------------------------------------  -----------  -----------  -----------  -----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating revenue...........................................  $ 1,843,603  $ 2,381,100  $ 2,401,355  $ 2,356,622
Operating expenses..........................................    1,772,488    2,338,872    2,343,947    2,483,378
Interest income, net........................................        7,966        1,673        4,127        2,363
                                                              -----------  -----------  -----------  -----------
Income (loss) before income taxes...........................       79,081       43,901       61,535     (124,393)
Provision for income taxes..................................       35,587       25,904       30,767      (10,433)
                                                              -----------  -----------  -----------  -----------
Net income (loss)...........................................  $    43,494  $    17,997  $    30,768  $  (113,960)
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------
Preferred dividends.........................................         (904)      (2,630)      (2,629)      (2,629)
                                                              -----------  -----------  -----------  -----------
Net income (loss) available to common shareholders..........  $    42,590  $    15,367  $    28,139  $  (116,589)
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------
Basic earnings (loss) per share(3)..........................  $      1.17  $      0.37  $      0.67  $     (2.78)
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------
Diluted earnings (loss) per share(3)........................  $      1.12  $      0.37  $      0.67  $     (2.78)
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------
Membership(4)...............................................        3,967        3,958        3,834        3,792
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------

                                                                 DEC. 31,     MARCH 31,    JUNE 30,     SEPT. 30,
1996                                                               1995         1996        1996(5)      1996(6)
--------------------------------------------------------------  -----------  -----------  -----------  -----------
Operating revenue.............................................  $ 1,064,324  $ 1,157,170  $ 1,194,718  $ 1,221,093
Operating expenses............................................    1,029,240    1,115,205    1,185,689    1,228,534
Interest income, net..........................................       11,749       11,383        9,880       11,131
                                                                -----------  -----------  -----------  -----------
Income before income taxes....................................       46,833       53,348       18,909        3,690
Provision for income taxes....................................       18,854       21,479       10,331          163
                                                                -----------  -----------  -----------  -----------
Net income....................................................  $    27,979  $    31,869  $     8,578  $     3,527
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------
Basic earnings per share......................................  $      0.91  $      1.03  $      0.27  $      0.11
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------
Diluted earnings per share....................................  $      0.89  $      1.00  $      0.27  $      0.11
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------
Membership(3).................................................        1,816        1,959        1,996        2,031
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------

--------------------------

(1) The 1997 results include the results of operations for the FHP Acquisition from February 14, 1997 (see Note 4 of the Notes to Consolidated Financial Statements).

(2) The December 31, 1997 results include $155 million of pretax charges ($129 million or $3.18 diluted loss per share, net of tax) for the impairment of long-lived assets, restructuring and certain other charges (see Note 9 of the Notes to Consolidated Financial Statements). Operating income as a percentage of operating revenue before pretax charges was 2.2 percent.

(3) Earnings per share have been restated to conform with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share." Basic earnings per share excludes the effect of all potentially dilutive securities. Diluted earnings per share includes the effect of all potentially dilutive common securities (see Note 20 of the Notes to Consolidated Financial Statements). For the each of the quarters of the year ended September 30, 1996 and March, June and September quarters for 1997, the current presentation of diluted earnings per share is identical to the Company's former presentation of primary earnings per share. The potentially dilutive securities were excluded from the calculation of diluted loss per share for the fourth quarter of 1997 because they were anti-dilutive. The Class A Common Stock, Class B Common Stock and Series A Preferred Stock issued in conjunction with the FHP Acquisition (see Note 4 of the Notes to Consolidated Financial Statements) caused a significant increase in the shares outstanding used in computing earnings per share between fiscal 1997 quarters. Due to this significant increase in shares outstanding, and the anti-dilutive effect of the potentially dilutive securities, the sum of the quarterly earnings (loss) per share does not equal the year-to-date loss per share.

(4) Membership as of quarter end.

(5) The June 30, 1996 results include $42 million of pretax charges ($28 million or $0.88 diluted loss per share, net of tax) for potential government claims, the disposition of medical clinics and certain restructuring charges (see Note 9 of the Notes to Consolidated Financial Statements).

(6) The September 30, 1996 results include $59 million of pretax charges ($34 million or $1.08 diluted loss per share, net of tax) for the impairment of goodwill of the Florida operations (see Note 9 of the Notes to Consolidated Financial Statements).

                PACIFICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

                                                                         ADDITIONS
                                                                  ------------------------
                                        BALANCE AT                CHARGED TO   CHARGED TO                BALANCE AT
                                         BEGINNING       FHP       COSTS AND      OTHER     DEDUCTIONS/    END OF
DESCRIPTION                              OF PERIOD   ACQUISITION   EXPENSES     ACCOUNTS    WRITE-OFFS     PERIOD
--------------------------------------  -----------  -----------  -----------  -----------  -----------  -----------
Allowance for Doubtful Accounts
Year ended September 30, 1995.........   $     558       --        $     530    $   1,498    $   1,896    $     690
                                        -----------  -----------  -----------  -----------  -----------  -----------
                                        -----------  -----------  -----------  -----------  -----------  -----------
Year ended September 30, 1996.........   $     690       --        $     999    $     (85)   $     714    $     890
                                        -----------  -----------  -----------  -----------  -----------  -----------
                                        -----------  -----------  -----------  -----------  -----------  -----------
Three months ended December 31,
  1996................................   $     890       --        $     296    $     (92)   $     (46)   $   1,048
                                        -----------  -----------  -----------  -----------  -----------  -----------
                                        -----------  -----------  -----------  -----------  -----------  -----------
Year ended December 31, 1997..........   $   1,048    $   7,036    $   5,171    $   3,620    $  (3,277)   $  13,598
                                        -----------  -----------  -----------  -----------  -----------  -----------
                                        -----------  -----------  -----------  -----------  -----------  -----------

                        PACIFICARE HEALTH SYSTEMS, INC.

                                 EXHIBIT INDEX

     3.01  Amended and Restated Certificate of Incorporation of the Registrant.

     3.02  Certificate of Amendment of Amended and Restated Certificate of Incorporation of the
             Registrant.

     3.03  Bylaws of the Registrant [incorporated by reference to Exhibit 3.01 to the
             Registrant's Form 10-Q for the quarter ended March 31, 1997].

     3.04  First Amendment to Bylaws of the Registrant [incorporated by reference to Exhibit
             3.02 to the Registrant's Form 10-Q for the quarter ended March 31, 1997].

     4.01  Form of Specimen Certificate for Registrant's Class A Common Stock [incorporated by reference to Exhibit 4.01 to the Registrant's Form 8-K, dated February 21, 1997].

     4.02  Form of Specimen Certificate for Registrant's Class B Common Stock [incorporated by reference to Exhibit 4.02 to the Registrant's Form 8-K, dated February 21, 1997].

     4.03  Form of Specimen Certificate for Registrant's Series A Cumulative Convertible
             Preferred Stock [incorporated by reference to Exhibit 4.03 to the Registrant's Form
             8-K, dated February 21, 1997].

     4.04  First Supplemental Indenture, dated as of February 14, 1997, by and among the
             Registrant, FHP International Corporation and The Chase Manhattan Bank, N.A.
             [incorporated by reference to Exhibit 4.01 to the Registrant's Form 10-Q for the
             quarter ended March 31, 1997].

    10.01  Employment Agreement, dated December 1, 1994, between the Registrant and Alan Hoops
             [incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the
             quarter ended December 31, 1994].(1)

    10.02  Employment Agreement, dated December 12, 1994, between the Registrant and Jeffrey
             Folick [incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended December 31, 1994].(1)

    10.03  Employment Agreement, dated February 22, 1990, between the Registrant and Wayne
             Lowell, as amended June 5, 1992 [incorporated by reference to Exhibit 28.3 to the
             Registrant's Registration Statement on Form S-3 (File No. 33-72012)].(1)

    10.04  Form of contract for the period January 1, 1993 through December 31, 1993 between
             PacifiCare of California and the Department of Health and Human Services
             [incorporated by reference to Exhibit 10.3 to the Registrant's Registration
             Statement on Form S-3 (File 33-72012)].

    10.05  Management Consulting Agreement, dated as of October 1, 1991, between the Registrant and UniHealth [incorporated by reference to Exhibit 28.6 to the Registrant's
             Registration Statement on Form S-3 (File No. 33-52438)].

    10.06  1996 Stock Option Plan for Officers and Key Employees of the Registrant [incorporated by reference to Exhibit 10.05 to Registrant's Form 8-B, dated January 23, 1997].(1)

    10.07  1996 Non-Officer Directors Stock Option Plan of the Registrant [incorporated by reference to Exhibit 10.06 to Registrant's Form 8-B, dated January 23, 1997].(1)

    10.08  1996 Management Incentive Compensation Plan of the Registrant [incorporated by reference to Exhibit 10.07 to Registrant's Form 8-B, dated January 23, 1997].(1)

    10.09  1996 Long-Term Performance Incentive Plan of the Registrant [incorporated by reference to Exhibit 10.08 to Registrant's Form 8-B, dated January 23, 1997].(1)

                        PACIFICARE HEALTH SYSTEMS, INC.

                                 EXHIBIT INDEX

    10.10  Form of 1997 Premium Priced Stock Option Plan of the Registrant.(1)

    10.11  Credit Agreement, dated as of October 31, 1996, among Registrant, the several financial institution from time to time party to the Credit Agreement, The Bank of
             New York, The Bank of Nova Scotia, Banque Nationale de Paris, Dai-Ichi Kangyo bank,
             Ltd., The Industrial Bank of Japan Limited, RaboBank Nederland, Sanwa Bank of
             California, The Sumitomo Bank, Limited and Wells Fargo Bank, N.A., as co-agents,
             The Chase Manhattan Bank and CitiCorp USA, Inc. as managing agents, and Bank of
             America National Trust and Savings Association, as agent for the Banks
             [incorporated by reference to Exhibit 10.01 to the Registrant's Registration
             Statement on Form S-4 (File No. 333-16271)].

    10.12  First Amendment to Credit Agreement, dated as of August 15, 1997, among the
             Registrant, the Banks party to the Credit Agreement, dated as of October 31, 1996, and Bank of America National Trust and Savings Association, as Agent.

    10.13  Second Amendment to Credit Agreement, dated as of December 31, 1997, among the
             Registrant, the Banks party to the Credit Agreement, dated as of October 31, 1996, and Bank of America National Trust and Savings Association, as Agent.

    10.14  Contribution and Indemnification Agreement, dated March 16, 1995 between the
             Registrant and UniHealth [incorporated by reference to Exhibit 10.01 to the
             Registrant's Registration Statement on Form S-3 (File No. 33-57783)].

    10.15  PacifiCare Health Systems, Inc. Statutory Restoration Plan.(1)

    10.16  PacifiCare Health Systems, Inc. Non-Qualified Deferred Compensation Plan.(1)

    10.17  PacifiCare Health Systems, Inc. Stock Unit Deferred Compensation Plan.(1)

    10.18  Amended and Restated Agreement and Plan of Reorganization, dated as of November 11,
             1996, among PacifiCare Health Systems, Inc., N-T Holdings, Inc., Neptune Merger
             Corp., Tree Acquisition Corp. and FHP International Corp. [incorporated by reference to Exhibit 2.01 to the Registration statement on Form S-4 of N-T
             Holdings, Inc. (File No. 333-16271)].

    10.19  Employment Agreement, dated December 1, 1994, between the Registrant and Jon Wampler, as amended March 1, 1996 and October 9, 1997

    10.20  Form of Employment Agreement, dated as of February 1, 1996, between FHP International
             Corporation and Eric Sipf [incorporated by reference to Exhibit 10.3 to FHP
             International Corporation's Form 10-K for the year ended June 30, 1996].

     21    List of Subsidiaries.

     23    Consent of Ernst & Young LLP Independent Auditors.

     27    Financial Data Schedules (filed electronically).

------------------------

(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.