Form 10-Q
period 1998-03-31
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 1998-05-13
CIK 1027974

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM

                            ------------------------

                        COMMISSION FILE NUMBER 000-21949

                        PACIFICARE HEALTH SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                 95-4591529
            (STATE OR OTHER JURISDICTION OF                                    (IRS EMPLOYER
             INCORPORATION OR ORGANIZATION)                                IDENTIFICATION NUMBER)

              3120 LAKE CENTER DRIVE, SANTA ANA, CALIFORNIA 92704
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE) (714) 825-5200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 30, 1998, there were 14,809,811 shares of the Registrant's Class A Common Stock, par value $0.01 per share, outstanding, and 26,922,062 shares of Class B Common Stock, par value $0.01 per share, outstanding.

================================================================================

                        PACIFICARE HEALTH SYSTEMS, INC.

                                FORM 10-Q INDEX

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
     Condensed Consolidated Balance Sheets as of March 31,
      1998 and December 31, 1997............................    3
     Consolidated Statements of Operations for the three
      months ended March 31, 1998 and 1997..................    4
     Consolidated Statements of Cash Flows for the three
      months ended March 31, 1998 and 1997..................    5
     Notes to Condensed Consolidated Financial Statements...    7
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   11

PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K..................   18

SIGNATURES..................................................   19

INDEX TO EXHIBITS...........................................   20

                         PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                        PACIFICARE HEALTH SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                MARCH 31,
                                                                  1998          DECEMBER 31,
                                                               (UNAUDITED)          1997
                                                              -------------    --------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                           DATA)
Assets
Current assets:
  Cash and equivalents......................................    $  235,693       $  680,674
  Marketable securities.....................................       926,652          864,708
  Receivables, net..........................................       326,343          301,345
  Prepaid expenses and other current assets.................        32,213           32,194
  Deferred income taxes.....................................       111,401          112,037
                                                                ----------       ----------
          Total current assets..............................     1,632,302        1,990,958
                                                                ==========       ==========
Property, plant and equipment, net..........................       229,145          235,943
Marketable securities -- restricted.........................       157,596          145,989
Goodwill and intangible assets, net.........................     2,440,577        2,458,463
Other assets................................................        35,261           36,605
                                                                ----------       ----------
                                                                $4,494,881       $4,867,958
                                                                ==========       ==========
Liabilities and Shareholders' Equity
Current liabilities:
  Medical claims and benefits payable.......................    $  708,700       $  715,600
  Accounts payable and accrued liabilities..................       460,421          429,524
  Unearned premium revenue..................................        43,034          491,808
  Long-term debt due within one year........................           152              154
                                                                ----------       ----------
          Total current liabilities.........................     1,212,307        1,637,086
                                                                ----------       ----------
Long-term debt due after one year...........................     1,041,195        1,011,234
Deferred income taxes.......................................       103,174          102,793
Other liabilities...........................................        54,155           54,283
Minority interest...........................................           355              375
Shareholders' equity:
  Preferred shares, par value $0.01 per share; 40,000 shares authorized; 10,517 shares of Series A Convertible
     Preferred Stock issued and outstanding at March 31,
     1998 and December 31, 1997 ($262,926 aggregate
     liquidation value).....................................           105              105
  Class A common shares, par value $0.01 per share; 100,000
     shares authorized; 14,860 and 14,794 issued and
     outstanding at March 31, 1998 and December 31, 1997,
     respectively...........................................           148              148
  Class B common shares, par value $0.01 per share; 100,000
     shares authorized; 27,307 and 27,201 issued and
     outstanding at March 31, 1998 and December 31, 1997,
     respectively...........................................           273              272
  Additional paid-in capital................................     1,607,518        1,599,229
  Accumulated other comprehensive income....................         7,832            9,993
  Retained earnings.........................................       491,157          452,440
  Treasury shares, at cost: Class A common shares -- 42;
     Class B common shares -- 406...........................       (23,338)              --
                                                                ----------       ----------
          Total shareholders' equity........................     2,083,695        2,062,187
                                                                ----------       ----------
                                                                $4,494,881       $4,867,958
                                                                ==========       ==========

                            See accompanying notes.

                        PACIFICARE HEALTH SYSTEMS, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                THREE MONTHS ENDED MARCH 31,
                                                              --------------------------------
                                                                   1998              1997
                                                              --------------    --------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                           DATA)
Revenue:
  Commercial premiums.......................................    $  960,898        $  756,927
  Government premiums (Medicare and Medicaid)...............     1,396,522         1,074,995
  Other income..............................................        24,530            11,681
                                                                ----------        ----------
          Total operating revenue...........................     2,381,950         1,843,603
                                                                ----------        ----------
Expenses:
Health care services:
  Commercial services.......................................       798,452           629,793
  Government services.......................................     1,210,049           917,862
                                                                ----------        ----------
          Total health care services........................     2,008,501         1,547,655
                                                                ----------        ----------
Marketing, general and administrative expenses..............       282,313           214,514
Amortization of goodwill and intangible assets..............        18,636            10,319
                                                                ----------        ----------
Operating income............................................        72,500            71,115
Interest income.............................................        25,304            17,685
Interest expense............................................       (17,518)           (9,719)
                                                                ----------        ----------
Income before income taxes..................................        80,286            79,081
Provision for income taxes..................................        38,940            35,587
                                                                ----------        ----------
Net income..................................................    $   41,346        $   43,494
                                                                ==========        ==========
Preferred dividends.........................................        (2,629)             (904)
                                                                ----------        ----------
Net income available to common shareholders.................    $   38,717        $   42,590
                                                                ==========        ==========
Basic earnings per share....................................    $     0.93        $     1.17
                                                                ==========        ==========
Diluted earnings per share..................................    $     0.90        $     1.12
                                                                ==========        ==========

                            See accompanying notes.

                        PACIFICARE HEALTH SYSTEMS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                1998          1997
                                                              ---------    ----------
                                                                  (IN THOUSANDS)
Operating activities:
  Net income................................................  $  41,346    $   43,494
  Adjustments to reconcile net income to net cash used in
     operating activities:
     Amortization of goodwill and intangible assets.........     18,636        10,319
     Depreciation and amortization..........................     12,627         9,141
     Deferred income taxes..................................      2,368           911
     Provision for doubtful accounts........................        136         1,690
     Other noncash items....................................        (22)           --
     Loss on disposal of property, plant and equipment......         --         2,966
     Changes in assets and liabilities, net of effects from
      acquisitions:
       Accounts receivable..................................    (25,134)      (27,234)
       Prepaid expenses and other assets....................      1,325        (6,205)
       Medical claims and benefits payable..................     (6,900)      (29,000)
       Accounts payable and accrued liabilities.............     33,017        31,857
       Unearned premium revenue.............................   (448,774)     (213,630)
                                                              ---------    ----------
          Net cash flows used in operating activities.......   (371,375)     (175,691)
                                                              ---------    ----------
Investing activities:
  Sale (purchase) of marketable securities..................    (65,456)       57,862
  Sale (purchase) of marketable securities -- restricted....    (11,607)          393
  Purchase of property, plant and equipment.................     (5,827)       (8,673)
  Acquisitions, net of cash acquired........................       (750)     (980,646)
                                                              ---------    ----------
          Net cash flows used in investing activities.......    (83,640)     (931,064)
                                                              ---------    ----------
Financing activities:
  Proceeds from long-term borrowing, net of expenses........     30,000     1,105,639
  Repurchase of common stock................................    (23,338)           --
  Proceeds from issuance of common stock....................      6,042        29,912
  Cash dividends paid to preferred shareholders.............     (2,629)         (904)
  Principal payments on long-term debt......................        (41)      (99,725)
  Capitalization of Talbert.................................         --       (67,000)
                                                              ---------    ----------
          Net cash flows provided by financing activities...     10,034       967,922
                                                              ---------    ----------
Net decrease in cash and equivalents........................   (444,981)     (138,833)
Beginning cash and equivalents..............................    680,674       367,748
                                                              ---------    ----------
Ending cash and equivalents.................................  $ 235,693    $  228,915
                                                              =========    ==========

                            See accompanying notes.

                        PACIFICARE HEALTH SYSTEMS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                               1998         1997
                                                              -------    -----------
                                                                  (IN THOUSANDS)
Supplemental cash flow information:
  Cash paid during the period for:
     Income taxes...........................................  $   360    $    45,092
     Interest...............................................  $16,086    $     2,437
Supplemental schedule of noncash investing and financing
  activities:
  Tax benefit realized upon exercise of stock options.......  $ 2,216    $    14,858
  Compensation awarded in Class B Common Stock..............  $    32    $       721
Details of businesses acquired in purchase transactions:
  Fair value of assets acquired.............................  $   750    $ 3,384,154
  Liabilities assumed or created, including notes to
     sellers................................................       --     (1,194,988)
  Preferred and common consideration........................       --     (1,161,893)
                                                              -------    -----------
  Cash paid for acquisitions................................      750      1,027,273
  Cash acquired in acquisitions.............................       --        (46,627)
                                                              -------    -----------
  Net cash paid for acquisitions............................  $   750    $   980,646
                                                              =======    ===========
Details of unrealized changes in marketable securities:
  Decrease in marketable securities.........................  $(3,512)   $    (7,530)
  Less decrease in deferred income taxes....................    1,351          2,882
                                                              -------    -----------
  Decrease in shareholders' equity..........................  $(2,161)   $    (4,648)
                                                              =======    ===========

                            See accompanying notes.

                        PACIFICARE HEALTH SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     PacifiCare Health Systems, Inc. (the "Company" or "PacifiCare") is one of the leading health care services companies in the United States, serving approximately 3.7 million members in the commercial, Medicare and Medicaid lines of business. The interim condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K, filed with the SEC in March 1998.

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

NOTE 2 -- ACQUISITIONS AND DISPOSITIONS

     In February 1997, FHP International Corporation ("FHP") was acquired by the Company (the "FHP Acquisition"), which was accounted for as a purchase. Total consideration of approximately $2.2 billion was allocated to the assets acquired and liabilities assumed based on estimates of their fair values. The fair values of the assets acquired and liabilities assumed were $0.9 billion and $1.1 billion, respectively. A total of $2.4 billion, net of related deferred taxes, representing the excess of the purchase price over the estimated fair values of the net assets acquired, was allocated to goodwill and other acquired intangible assets and is being amortized over a four to 40 year period.

     In February 1997, the Company sold the outstanding common stock of its Florida subsidiary, at which time the buyer assumed the daily operations. The sales price, which approximated net book value, totaled $9 million. The close of the sale was completed in July 1997 when the Company received regulatory approval from the state of Florida.

                        PACIFICARE HEALTH SYSTEMS, INC.

     The pro forma information below presents combined results of operations as if the FHP Acquisition and the sale of the Company's Florida subsidiary had occurred at the beginning of 1997. The pro forma information gives effect to actual operating results prior to the acquisition and adjustments to interest expense, goodwill amortization and income taxes. No adjustment has been made to give effect to synergies that may be realized as a result of the FHP Acquisition.

                                                     THREE MONTHS ENDED
                                                       MARCH 31, 1997
                                                     ------------------
                                                        (UNAUDITED)
                                                       (IN THOUSANDS,
                                                           EXCEPT
                                                     PER SHARE AMOUNTS)
Total operating revenue............................      $2,396,482
Pretax income......................................      $   69,501
Net income.........................................      $   35,243
                                                         ==========
Basic earnings per share...........................      $     0.79
                                                         ==========
Diluted earnings per share.........................      $     0.77
                                                         ==========

NOTE 3 -- LONG-TERM DEBT

     The Company has a $1.5 billion credit facility under which it had $940 million in borrowings outstanding as of March 31, 1998. The credit facility requires mandatory step-down payments beginning on January 1, 1999 with final maturity on January 1, 2002. The outstanding balance on the credit facility, as of March 31, 1998, would not require a reduction until July 1, 2001. Interest under the credit facility is presently based on the London Interbank Offering Rate ("LIBOR") plus a spread, except for $350 million of the outstanding balance which is covered by interest-rate swap agreements. The average fixed interest rate paid by the Company on the existing swap agreements is approximately six percent. The terms of the credit facility contain various covenants usual for financing of this type, including a minimum net worth requirement, a minimum fixed charge requirement and leverage ratios. At March 31, 1998, the Company was in compliance with all such covenants. In 1997, the Company assumed $100 million in senior notes of FHP which carry an interest rate of seven percent, payable semiannually, and mature on September 15, 2003.

NOTE 4 -- SHAREHOLDERS' EQUITY

     In January 1998, the Company's board of directors approved a plan to repurchase shares of the Company's equity instruments. The Company successfully renegotiated terms of its credit facility to increase the maximum amount of repurchases permitted to $500 million. The Company has and may repurchase its equity instruments using cash flows from operations and additional borrowings under its credit facility. See "Liquidity and Capital Resources." Shares repurchased will be available for reissuance in connection with the Company's employee benefit plans or for other corporate purposes. As of March 31, 1998, the Company had repurchased 42,000 shares of its Class A Common Stock and 406,000 shares of its Class B Common Stock for an aggregate amount of $23 million.

     The Company's Preferred Stock includes 11,000,000 authorized shares of Series A Preferred Stock. Each share of Series A Preferred Stock entitles its owner to convert it at any time to 0.374 shares of Class B Common Stock, assuming no unpaid accrued dividends in arrears. Series A Preferred Stock shareholders also have a preference of $25.00 per share over the Common Stock in the event of involuntary or voluntary liquidation. Dividends on the Series A Preferred Stock accrue at an annual rate of $1.00 per share, are cumulative and are payable quarterly when, as and if declared by the board of directors. In March 1998, the Company paid $0.25 per share or approximately $3 million in dividends to preferred shareholders of record as of February 27, 1998. Unpaid cumulative dividends earned were $0.4 million on the 10,517,044 Series A Preferred shares outstanding at March 31, 1998.

                        PACIFICARE HEALTH SYSTEMS, INC.

     On or after June 17, 1998, the Series A Preferred Stock may be redeemed at the option of the Company for cash plus unpaid dividends. The redemption price ranges from 103 percent to 100 percent of the stated value of Series A Preferred Stock, or $25.00 per share, in one-half percent decrements for each successive anniversary of June 17, 1998 through 2004. Series A Preferred Stock ranks senior to the Class A and B Common Stock with respect to dividend and liquidation rights. Holders of Series A Preferred Stock generally have no voting rights; however, there are certain exceptions including the right to elect two additional directors if the equivalent of six quarterly dividends payable on the Series A Preferred Stock are in default.

NOTE 5 -- CONTINGENCIES

     OPM. The Company's HMO subsidiaries have commercial contracts with the United States Office of Personnel Management ("OPM") to provide managed health care services to members under the Federal Employees Health Benefit Program ("FEHBP") for federal employees, annuitants and their dependents. In the normal course of business, OPM audits health plans with which it contracts to, among other things, verify that the premiums calculated and charged to OPM are established in compliance with the best price community rating guidelines established by OPM. OPM typically audits plans once every five or six years, and each audit covers the prior five or six year period. Depending on the type of contract the Company has with OPM, OPM will audit one or more health plans at the same time. OPM has notified the Company of its intent to audit or has recently completed an audit of the majority of the Company's health plans. While the government's initial on-site audits are usually followed by a post-audit briefing in which the government indicates its preliminary results, final resolution and settlement of the audits have historically taken a minimum of three to five years.

     In addition to claims made by the auditors as part of the normal audit process, OPM may also refer their results to the United States Department of Justice ("DOJ") for potential legal action under the False Claims Act. The DOJ has the authority to file a claim under the False Claims Act if it believes that the health plan knowingly overcharged the government or otherwise submitted false documentation or certifications. In False Claims Act actions, the government may impose trebled damages and a civil penalty of not less than $5,000 nor more than $10,000 for each separate alleged false claim. In November 1997, the Company was notified that the 1995 audit of the operations of the Company's Oklahoma HMO subsidiary had been referred to the DOJ. The Company is negotiating to settle this matter with the DOJ.

     PacifiCare intends to negotiate with OPM and the DOJ on all matters to attain a mutually satisfactory result. There can be no assurance that these negotiations will be concluded satisfactorily, that additional audits will not be referred to the DOJ, or that additional, possibly material, liability will not be incurred. The Company has also entered into discussions with OPM. The Company believes that any ultimate liability in excess of amounts accrued would not materially affect the Company's consolidated financial position. However, such liability could have a material effect on results of operations or cash flows of a future quarter if resolved unfavorably.

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

     The Company is also involved in legal actions in the normal course of business, some of which seek substantial monetary damages, including claims of punitive damages that are not covered by insurance. After review, including consultation with counsel, based on current information, management believes any ultimate liability in excess of amounts accrued that would likely arise from these actions (including the purported class

                        PACIFICARE HEALTH SYSTEMS, INC.

actions) would not materially affect the Company's consolidated financial position, results of operations or cash flows.

NOTE 6 -- EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and convertible securities. Diluted earnings per share is very similar to the previously reported primary earnings per share. Earnings per share amounts reported for the three months ended March 31, 1997 were restated to conform to the SFAS 128 requirements, and did not vary materially from amounts previously stated. The following table sets forth the computation of the denominator for basic and diluted earnings per share for the periods indicated:

                                                               THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                               1998     1997
                                                              ------   ------
                                                              (IN THOUSANDS)
Shares outstanding at the beginning of the period...........  41,995   31,301
Weighted average number of shares issued (repurchased):
  Repurchases...............................................    (370)      --
  Exercise of stock options.................................      58      217
  FHP Acquisition...........................................      --    4,842
                                                              ------   ------
Denominator for basic earnings per share....................  41,683   36,360
Assumed conversion of Series A Preferred Stock..............   3,955    1,987
Employee stock options......................................     250      634
                                                              ------   ------
Denominator for diluted earnings per share..................  45,888   38,981
                                                              ======   ======

NOTE 7 -- COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, its adoption had no impact on the Company's net income or shareholders' equity for the quarter ended March 31, 1998. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. These amounts were reported separately in shareholders' equity prior to adoption. Prior year financial statements have been conformed to the reporting requirements of SFAS
130. During each of the quarters ended March 31, 1998 and 1997, comprehensive income totaled $39 million.

                         PART I: FINANCIAL INFORMATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table presents HMO membership data by state and by consumer type as of the dates indicated.

                                      AT MARCH 31, 1998                      AT MARCH 31, 1997
                             ------------------------------------   ------------------------------------
                                          GOVERNMENT                             GOVERNMENT
                                          (MEDICARE &                            (MEDICARE &
      MEMBERSHIP DATA        COMMERCIAL    MEDICAID)      TOTAL     COMMERCIAL    MEDICAID)      TOTAL
      ---------------        ----------   -----------   ---------   ----------   -----------   ---------
Arizona....................    111,100        88,700      199,800     101,700        88,400      190,100
California.................  1,578,000       605,900    2,183,900   1,693,700       633,500    2,327,200
Colorado...................    293,800        53,400      347,200     275,500        47,300      322,800
Guam.......................     42,600            --       42,600      42,800            --       42,800
Nevada.....................     44,200        24,400       68,600      40,100        22,800       62,900
Ohio.......................     48,700        14,000       62,700      55,200         8,400       63,600
Oklahoma...................    101,500        26,500      128,000     115,000        24,900      139,900
Oregon.....................    114,100        38,200      152,300     116,100        39,900      156,000
Texas......................    138,600        68,500      207,100     137,000        68,900      205,900
Utah.......................    120,300        23,100      143,400     155,800        32,600      188,400
Washington.................     95,300        57,600      152,900      96,200        52,700      148,900
                             ---------     ---------    ---------   ---------     ---------    ---------
     Total membership(1)...  2,688,200     1,000,300    3,688,500   2,829,100     1,019,400    3,848,500
                             =========     =========    =========   =========     =========    =========

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                    OPERATING STATISTICS                       1998        1997
                    --------------------                      ------      ------
Medical care ratio (health care services as a percent of
  premium revenue):
  Consolidated..............................................   85.2%       84.5%
  Commercial................................................   83.1%       83.2%
  Government (Medicare and Medicaid)........................   86.6%       85.4%
Marketing, general and administrative expenses as a percent
  of operating revenue......................................   11.9%       11.6%
Operating income as a percent of operating revenue..........    3.0%        3.9%
Effective tax rate..........................................   48.5%       45.0%

---------------

(1) The membership table does not include the members of Illinois and New Mexico at March 31, 1997 because these companies were classified as net assets held for sale, and were subsequently sold during 1997. As of March 31, 1997, Illinois had 59,000 and 3,000 commercial and government members, respectively; and New Mexico had 38,000 and 18,000 commercial and government members, respectively.

                       THREE MONTHS ENDED MARCH 31, 1998
                               COMPARED WITH THE
                       THREE MONTHS ENDED MARCH 31, 1997

RESULTS OF OPERATIONS

     For the three months ended March 31, 1998, total operating revenue increased 29 percent as compared to the same period in the prior year. The 1997 results include the results of operations of FHP from February 14, 1997 (see
Note 2 of the Notes to the Condensed Consolidated Financial Statements). Enrollment gains, including the increased membership from the acquisition of FHP, in both the government and commercial programs, contributed approximately 81 percent of the increase in revenue. Premium rate increases, mainly in the government programs, contributed 13 percent of the increase. The Company's specialty managed care products and services contributed the remainder of the increase. Other income increased 110 percent as compared to the same period in the prior year, due primarily to increased revenue from the Company's prescription drug benefit management and Secure Horizons USA subsidiaries.

     Total HMO membership decreased four percent to approximately 3.7 million members at March 31, 1998, from approximately 3.8 million members at March 31, 1997. The membership declines were due, in part, to the exit of certain product lines including Medicaid and geographic markets.

     Commercial premiums increased 27 percent over the prior year due to a full quarter of FHP Acquisition membership being included in 1998 compared to a half quarter in the prior year. Premium rate increases of approximately two percent contributed to a five percent membership decrease from 1997. The membership decrease was expected, and is the result of the Company shifting its focus from one of rapid growth to improved profit margins through the use of a more disciplined product pricing strategy.

     Government premiums increased 30 percent for the three months ended March 31, 1998, primarily due to the FHP Acquisition contributing 45 days more of premiums than in the three months ended March 31, 1997. Government per member premium rates increased as a result of the Company's exit of its Medicaid lines of business in certain of the Company's markets. These increases were offset slightly by reductions in member paid supplemental premiums in several of the Company's markets.

     The commercial medical care ratio (health care services as a percent of premium revenue) decreased slightly for the three months ended March 31, 1998, as compared to the same period of the prior year. The improvement in the commercial medical care ratio was due to the continued renegotiation of provider contracts into capitated arrangements, lower prescription drug costs and an improved pricing environment.

     The increase in the government programs' medical care ratio for the three months ended March 31, 1998, as compared to the same period of the prior year, was primarily the result of increases in out-of-area emergency costs and provider insolvency reserves.

     As a percentage of operating revenue, marketing, general and administrative expenses increased from the prior year primarily from the accelerated recognition of discretionary spending including accruals for employee profit sharing plans and other overhead costs. Excluding these accelerated expenses, the administrative ratio in this year would have been comparable to, or slightly below, the ratio recorded in the same period last year.

     Interest income increased approximately 43 percent for the three months ended March 31, 1998 compared to the same period in the prior year primarily due to gains on sales of marketable securities.

     Interest expense increased approximately 80 percent for the three months ended March 31, 1998 compared to the same period in the prior year primarily due to increased borrowings under the Company's credit facility for the FHP Acquisition.

     The effective income tax rate was approximately 49 percent for the three months ended March 31, 1998, which is an increase over the prior year. This increase reflects the additional nondeductible goodwill amortization expense over the prior year related to the acquisition of FHP.

     For the year ended December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement requires a dual presentation of earnings per share, basic and diluted, and restatement of prior years. The adoption of this statement did not have a material affect on the Company's calculation of earnings per share for the reported periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated cash, equivalents and marketable securities decreased by $383 million to $1.2 billion at March 31, 1998 from $1.5 billion at December 31,1997. The decrease reflects the impact of timing differences in receipt of HCFA premiums. Cash flows provided by operations, excluding the impact of the January 1998 advance Medicare payment from HCFA, were $77 million and are primarily attributable to results of operations.

     Net cash used in investing activities was $84 million and $931 million for the three months ended March 31, 1998 and 1997, respectively. Cash used in 1998 was primarily attributable to the purchase of marketable securities and investments in capital expenditures. Cash used in 1997 was primarily attributable to the FHP Acquisition and investments in capital expenditures which was partially offset by the sale of marketable securities.

     Net cash provided by financing activities was $10 million and $968 million for the three months ended March 31, 1998 and 1997, respectively. During 1998, net cash provided by financing activities included $30 million in borrowings under the Company's $1.5 billion credit facility to finance the repurchase of common stock. In January 1998, the Company's board of directors approved a plan to repurchase shares of the Company's equity instruments. As of March 31, 1998, the Company had repurchased 42,000 shares of its Class A Common Stock and 406,000 shares of its Class B Common Stock for an aggregate amount of $23 million (see Note 4 of the Notes to the Condensed Consolidated Financial Statements). For the three months ended March 31, 1997, the Company had borrowed $1.1 billion and had repaid $80 million of its borrowings under the credit facility. The issuance of common stock provided cash in 1998 and 1997 of $6 million and $30 million, respectively. The Company paid approximately $3 million and $1 million of preferred stock dividends in 1998 and 1997, respectively. In 1997, the Company made capital contributions to Talbert Medical Management Corporation, a former subsidiary of FHP, in the amount of $67 million.

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

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," significantly changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports. Under SFAS 131, public companies will report financial and descriptive information about their operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed For or Obtained For Internal Use." Under SOP 98-1, effective in 1999, certain computer software costs are required to be capitalized and amortized over the software's estimated useful life. The Company will adopt SOP 98-1 in 1999.

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

FORWARD LOOKING INFORMATION UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

     Membership and Premiums. The Company's membership for the year ended December 31, 1998 is expected to decline in the commercial program. In accordance with the Company's strategic focus shifting from one of rapid growth to improved margin performance, the Company's emphasis is on renewing employer contracts with sufficient price increases to improve gross margin. Specifically, the Company has implemented commercial price increases in all markets ranging from zero to over 10 percent, with concentrated efforts in Utah and Washington, which may result in net membership attrition. In addition to pricing increases, the Company has or intends to exit certain geographical areas where the premiums are insufficient to support the cost of health care in that area. Combined with continued increases in competition and the potential disposition of its Utah subsidiary, which currently has approximately 120,000 commercial members, the Company expects to see declines in commercial membership in 1998.

     The rate of increase in government membership is expected to remain flat or increase minimally in 1998 as compared to 1997 as competition increases and the Company continues the migration of FHP senior members into the Company's benefit structures and the combined provider network. Additionally, if the proposed Utah disposition is completed, government membership will decrease by approximately 23,000 government members.

     An unforeseen loss of profitable membership could have a material adverse effect on the Company. Factors which could contribute to the loss of membership include issues related to the retention of FHP's members as the Company combines the PacifiCare and FHP health plans, sale of certain managed care operations, failure to obtain new customers or to retain existing customers, effect of premium increases, reductions in workforce by existing customers, adverse publicity and news coverage, inability to carry out marketing and sales plans, or the loss of key executives or key employees.

     Health Care Provider Contracts. The Company's profitability depends, in part, on its ability to maintain effective control over health care costs while providing members with quality care. Specifically, capitating providers in Utah, Nevada and Washington and recontracting with providers in Oregon will be important to improved results of operations for those markets. Securing cost-effective contracts with existing and new physician groups is more difficult due to increased competition. The negotiation of provider contracts, generally as of January 1, may be impacted by adverse state and federal legislation and regulation discussed below. Failure to secure cost-effective contracts may result in a loss in membership or a higher medical care ratio. The Company's inability to contract with providers, loss of contracts with providers, inability of providers to provide adequate care or insolvency of providers could materially and adversely affect the Company. These contracting and insolvency risks include, among others, a loss of membership; incurring additional expenses to meet the requirement to continue to arrange for health care services, and other services, for members; the inability to obtain reimbursement due the Company from providers; the expenditure of additional funds to maintain adequate provider networks; and assertion of claims by third parties against the Company. The effect of these risks could result in the recognition of a charge in a future period.

     Commercial Medical Care Ratio. The commercial medical care ratio is expected to increase for the three months ended June 30, 1998 as compared to the three months ended March 31, 1998. For the remainder of 1998, the Company expects the commercial medical care ratio to increase from the ratio experienced in the first three months of 1998, but overall, anticipates that the medical care ratio for the full year will be lower than that for the year ended December 31, 1997. The Company expects improvements as it continues to renegotiate provider contracts and implement capitated contracts and price increases. Price increases on a consolidated company basis are expected to increase by an average of four percent, with increases ranging from zero to over 10 percent. Moreover, higher premium rates offered during renewal periods should result in the elimination of some high medical care ratio business. During 1998, the Company will continue to concentrate its efforts on renegotiations with providers, including contracts assumed by the FHP Acquisition. Successful renegotiation of these contracts should reduce the medical care ratio from the prior year. Finally, the commercial medical care ratio should improve if the proposed Utah disposition is completed.

     Government Medical Care Ratio. For the three months ended June 30, 1998, the medical care ratio for the government programs is expected to be lower than the three months ended March 31, 1998. For the year ended December 31, 1998, the government medical care ratio is expected to be slightly higher than the prior year. The Company believes that a portion of the out-of-area emergency costs experienced in the first quarter of 1998 are one-time in nature and expects that such costs will be improved in future quarters. Competitive pressures in the Medicare market may require enhanced benefits. The implementation of Medicare reform provisions which curtail program spending and allow the entry of new forms of competitor plans could further increase competitive pressures (see Legislation and Regulation below). The 1998 HCFA rate increases and lower FHP government medical care ratio are expected to be offset by these competitive pressures.

     Medical Care Risk Factors. The commercial and government medical care ratio expectations discussed above could be affected by various uncertainties, including increases in medical and prescription drug costs which have been escalating faster than premium increases in recent years, increases in utilization and costs of medical services and the effect of actions by competitors or groups of providers, termination of provider contracts or renegotiations of such contracts at less cost-effective rates or terms of payment. In addition, the commercial and government medical care ratio expectations for the HMOs acquired in the FHP Acquisition could be impacted by the ongoing conversion to the Company's computer systems which may result in reduced timely visibility of actual claims costs.

     Other Income. For the quarter ended June 30, 1998, other income is expected to be comparable or slightly less than the quarter ended March 31, 1998 as pharmacy funding from mail service co-payments is expected to decrease slightly. Compared to 1997, other income is expected to increase substantially from the Company's prescription drug benefit management and Secure Horizons USA subsidiaries.

     Marketing, General and Administrative Support. As a percentage of operating revenue, marketing, general and administrative expenses are expected to decrease for the three months ended June 30, 1998 as compared to the quarter ended March 31, 1998. Marketing, general and administrative expenses as a percentage of operating revenue in 1998 are expected to be comparable to or slightly lower than 1997. The Company expects to experience additional costs associated with the integration of FHP largely related to upgrading and converting information systems to maintain and enhance the Company's competitive edge in information technology. These additional costs are expected to be offset as the Company realizes the benefits of restructuring and a full year of synergies as a result of the FHP Acquisition.

     Marketing, general and administrative expenses could be adversely impacted by the need for additional advertising, marketing, administrative, or management information systems expenditures and the inability to carry out marketing and sales plans. The ability of the Company to realize the anticipated benefits and synergies related to the FHP Acquisition is subject to the following additional uncertainties, among others: the ability to eliminate duplicative functions while maintaining acceptable performance levels, and the possibility that the continued integration will result in a loss of providers, employers, members or key employees.

     Future Dispositions. While the Company has previously announced its intention to dispose of its Utah and workers' compensation operations, other dispositions could be announced as the Company continues to evaluate whether certain subsidiaries or products fit within its core business strategy. There is no guarantee that the Company will be successful in selling all or a portion of the Utah or workers' compensation operations at a price sufficient to avoid disposition losses. Such losses could include restructuring expenses for severance, lease and contract terminations as well as impairment of long-lived assets. There can be no assurance that the dispositions will not result in additional pretax charges. The Company believes, however, that any disposition operating losses would not materially affect the Company's consolidated financial position. However, the disposition losses could have a material adverse effect on the results of operations or cash flows of a future quarter.

     Impairment of Long-Lived Assets. The Company assesses the recoverability of its long-lived assets (including goodwill and intangibles) on an annual basis or whenever adverse events or changes in circumstances or the business climate indicate that expected undiscounted future cash flows for individual business units may not be sufficient to support the recorded asset. Based on the 1997 annual analysis, certain of the Company's operations will require more frequent monitoring in 1998. In addition, at March 31, 1998 certain of the Company's property, plant and equipment was determined to be recoverable because of long-term operating lease agreements. Should there be a change in the rental income stream, an impairment for these assets may be necessary. The Company believes that this impairment would not materially affect the Company's consolidated financial position. However, the impairment charges could have a material adverse effect on the results of operations or cash flows.

     Year 2000. In 1996, the Company developed and began execution of an enterprise-wide plan to ensure application and systems compliance for the Year 2000. This plan's scope includes internal systems and the written confirmation from all systems vendors ensuring Year 2000 compliance in conjunction with the Company's target deadline of fall 1999. The Company is currently assessing the impact, if any, of Year 2000 issues it may encounter with entities with which it electronically interacts, including HCFA. If HCFA or certain other entities experience significant failures or erroneous applications, it could have a material adverse effect on the Company's financial position, results of operations or cash flows.

     Office of Personnel Management Contingencies. The Company intends to negotiate with OPM and DOJ on all claims to attain a mutually satisfactory result. While there is no assurance that the negotiations will be concluded satisfactorily or that additional liability will not be incurred, management believes that any ultimate liability in excess of amounts accrued, which could arise upon completion of the audits by OPM of the health plans, would not materially affect the Company's consolidated financial position. However, such liability could have a material adverse effect on results of operations or cash flows of a future quarter if resolved unfavorably (see Note 5 of the Notes to Condensed Consolidated Financial Statements).

     Liquidity and Capital Resources. The Company's credit facility requires mandatory reductions of the outstanding principal balance beginning January 1999 and is required to be paid in full by January 1, 2002. As of March 31, 1998, the outstanding balance on the credit facility would not require a reduction until July 1, 2001. The Company believes cash flows from operations, existing cash equivalents, marketable securities and other financing sources will be sufficient to meet the requirements of the credit facility and should provide sufficient liquidity for operations in the foreseeable future.

     Cash flows could be adversely affected because the Company is subject to greater operating leverage due to its higher levels of indebtedness as a result of the FHP Acquisition. The Company's plan to repurchase shares of outstanding stock may result in the reduction of cash and equivalents or in additional borrowings on its credit facility. Additional borrowings on the credit facility may result in the Company being subject to earlier mandatory reduction of its outstanding balance. Additionally, should the credit facility be fully drawn, the Company's ability to make a payment on, or repayment of, its future obligations under the credit facility and $100 million of senior notes of FHP assumed by the Company will be significantly dependent upon the receipt of funds from the Company's subsidiaries. These subsidiary payments represent fees for management services rendered by the Company to the subsidiaries and cash dividends by the subsidiaries to the Company. Nearly all of the subsidiaries are subject to HMO regulations or insurance regulations and may be subject to substantial supervision by one or more HMO or insurance regulators. Subsidiaries subject to regulation must meet or exceed various fiscal standards imposed by HMO or insurance regulations, which may from time to time impact the amount of funds that may be paid by subsidiaries to the Company. Additionally, from time to time, the Company advances funds, in the form of a loan or capital contribution, to its subsidiaries to assist them in satisfying federal or state financial requirements. If a federal or state regulator has concerns about the financial position of a subsidiary, as a result of costs being incurred by such subsidiary, a regulator may impose additional financial requirements on the subsidiary which may require additional funding from the Company.

     Legislation and Regulation. The Company's success is significantly impacted by federal and state legislation and regulation. Almost 60 percent of the Company's revenue, and an even greater percentage of its profit, comes from its government programs, the majority of which is Medicare risk business. Actual results may differ materially from expected results discussed throughout this document because of adverse state and federal legislation and regulation. This includes limitations on premium levels; increases in minimum capital and reserves and other financial viability requirements; prohibition or limitation of capitated arrangements or provider financial incentives; benefit mandates (including mandatory length of stay and emergency room coverage, many of which are effective in 1998) and limitations on the ability to manage care and utilization of any willing provider and direct access laws. Legislation and regulation could also include adverse actions of governmental payors, including unilateral reduction of Medicare premiums payable; discontinuance of or limitation on governmentally funded programs and recovery by governmental payors of previously paid amounts; the inability to increase premiums or prospective or retroactive reductions to premium rates for federal employees; adverse regulatory determinations resulting in care or limitations of licensure, and certification or contracts with governmental payors; and consolidation of operations or other efforts to integrate FHP.

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

     Additionally, recently adopted federal legislation, among other things, repeals the requirement that at least half of a Medicare health plan's enrollment be drawn from commercial contracts (the "50/50 Rule") beginning January 1, 1999, and gives the Department of Health and Human Services broad authority to waive the 50/50 Rule for certain plans beginning January 1, 1998. The Company believes that the repeal of the 50/50 Rule will allow it to develop Medicare risk programs in markets where it does not have operations through expansion of the Secure Horizons programs and affiliations between Secure Horizons USA, its Medicare risk management subsidiary, and health plans or providers in such markets.

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

     The Company is also involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages which are not covered by insurance. After review, including consultation with counsel, based on current information, management believes any ultimate liability in excess of amounts accrued which would likely arise from these actions (including the purported class actions) would not materially affect the Company's consolidated financial position, results of operations or cash flows. However, management's evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material adverse effect on the Company's results of operations or cash flows of a future quarter.

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

     No changes.

ITEM 2: CHANGES IN SECURITIES

     None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5: OTHER INFORMATION

     None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibit Index

Exhibit 10.1 Separation Agreement, dated as of February 3, 1998, between the Company and Wayne B. Lowell.
Exhibit 27    Financial Data Schedule (filed electronically).

     b) There were no reports on Form 8-K filed by the Registrant or its subsidiaries during the quarter ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PACIFICARE HEALTH SYSTEMS, INC.
                                          (Registrant)

Date: May 13, 1998                        By:     /s/  ALAN R. HOOPS
                                            ------------------------------------
                                                       Alan R. Hoops
                                                         President,
                                                  Chief Executive Officer
                                                        and Director

Date: May 13, 1998                        By:    /s/  WAYNE B. LOWELL
                                            ------------------------------------
                                                      Wayne B. Lowell
                                                  Executive Vice President
                                                and Chief Financial Officer

                               INDEX TO EXHIBITS

  EXHIBIT
   NUMBER                             DESCRIPTION
  -------                             -----------
Exhibit 10.1  Separation Agreement, dated as of February 3, 1998, between the Company and Wayne B. Lowell.
Exhibit 27    Financial Data Schedule (filed electronically).