Form 10-Q
period 1998-06-30
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 1998-08-13
CIK 1027974

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

                            ------------------------

                        COMMISSION FILE NUMBER 000-21949

                        PACIFICARE HEALTH SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  Delaware                                      95-4591529
(STATE OR OTHER JURISDICTION OF INCORPORATION      (IRS EMPLOYER IDENTIFICATION NUMBER)
               OR ORGANIZATION)

              3120 Lake Center Drive, Santa Ana, California 92704
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

      (Registrant's telephone number, including area code) (714) 825-5200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     As of July 31, 1998, there were 14,828,561 shares of the Registrant's Class A Common Stock, par value $0.01 per share, outstanding, and 30,979,740 shares of Class B Common Stock, par value $0.01 per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PACIFICARE HEALTH SYSTEMS, INC.

                                FORM 10-Q INDEX

                                                                         PAGE
                                                                         ----
PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
     Condensed Consolidated Balance Sheets as of June 30, 1998 and
      December 31, 1997................................................    1
     Consolidated Statements of Operations for the three months ended
      June 30, 1998 and 1997...........................................    2
     Consolidated Statements of Operations for the six months ended
      June 30, 1998 and 1997...........................................    3
     Consolidated Statements of Cash Flows for the six months ended
      June 30, 1998 and 1997...........................................    4
     Notes to Condensed Consolidated Financial Statements..............    6
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   11

PART II. OTHER INFORMATION
Item 2.    Changes in Securities.......................................   20
Item 4.    Submission of Matters to a Vote of Security Holders.........   20
Item 5.    Other Information...........................................   20
Item 6.    Exhibits and Reports on Form 8-K............................   21

SIGNATURES.............................................................   22

EXHIBITS

                         PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                        PACIFICARE HEALTH SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 1998           1997
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
                                  A S S E T S

CURRENT ASSETS:
  CASH AND EQUIVALENTS......................................  $   90,207     $  680,674
  MARKETABLE SECURITIES.....................................     931,171        864,708
  RECEIVABLES, NET..........................................     306,514        301,345
  PREPAID EXPENSES AND OTHER CURRENT ASSETS.................      40,208         32,194
  DEFERRED INCOME TAXES.....................................     107,511        112,037
                                                              ----------     ----------
          TOTAL CURRENT ASSETS..............................   1,475,611      1,990,958
                                                              ----------     ----------
PROPERTY, PLANT AND EQUIPMENT, NET..........................     228,148        235,943
MARKETABLE SECURITIES -- RESTRICTED.........................     161,400        145,989
GOODWILL AND INTANGIBLE ASSETS, NET.........................   2,421,312      2,458,463
OTHER ASSETS................................................      20,439         36,605
                                                              ----------     ----------
                                                              $4,306,910     $4,867,958
                                                              ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Medical claims and benefits payable.......................  $  664,600     $  715,600
  Accounts payable and accrued liabilities..................     491,218        429,524
  Unearned premium revenue..................................      39,498        491,808
  Long-term debt due within one year........................         156            154
                                                              ----------     ----------
          Total current liabilities.........................   1,195,472      1,637,086
                                                              ----------     ----------
Long-term debt due after one year...........................     811,153      1,011,234
Deferred income taxes.......................................     103,138        102,793
Other liabilities...........................................      58,449         54,283
Minority interest...........................................         355            375
Shareholders' equity:
     Preferred shares, par value $0.01 per share; 40,000
      shares authorized; 10,517 shares of Series A
      Convertible Preferred Stock issued at December 31,
      1997..................................................          --            105
     Class A common shares, par value $0.01 per share;
      100,000 shares authorized; 14,871 and 14,794 issued at
      June 30, 1998 and December 31, 1997, respectively.....         149            148
     Class B common shares, par value $0.01 per share;
      100,000 shares authorized; 31,357 and 27,201 issued at
      June 30, 1998 and December 31, 1997, respectively.....         313            272
     Additional paid-in capital.............................   1,614,726      1,599,229
     Accumulated other comprehensive income.................       8,390          9,993
     Retained earnings......................................     537,399        452,440
     Treasury shares, at cost: Class A common shares -- 42;
      Class B common shares - 392...........................     (22,634)            --
                                                              ----------     ----------
          Total shareholders' equity........................   2,138,343      2,062,187
                                                              ----------     ----------
                                                              $4,306,910     $4,867,958
                                                              ==========     ==========

---------------
See accompanying notes.

                        PACIFICARE HEALTH SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      JUNE 30,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                               (IN THOUSANDS, EXCEPT
                                                                  PER SHARE DATA)
Revenue:
  Commercial premiums.......................................  $  961,088    $  995,961
  Government premiums (Medicare and Medicaid)...............   1,406,509     1,374,203
  Other income..............................................      28,662        10,936
                                                              ----------    ----------
          Total operating revenue...........................   2,396,259     2,381,100
                                                              ----------    ----------
Expenses:
Health care services:
  Commercial services.......................................     804,651       870,298
  Government services.......................................   1,210,407     1,179,420
                                                              ----------    ----------
          Total health care services........................   2,015,058     2,049,718
                                                              ----------    ----------
Marketing, general and administrative expenses..............     275,664       266,913
Amortization of goodwill and intangible assets..............      19,265        22,241
                                                              ----------    ----------
Operating income............................................      86,272        42,228
Interest income.............................................      23,850        20,368
Interest expense............................................     (16,913)      (18,695)
                                                              ----------    ----------
Income before income taxes..................................      93,209        43,901
Provision for income taxes..................................      44,338        25,904
                                                              ----------    ----------
Net income..................................................  $   48,871    $   17,997
                                                              ==========    ==========
Preferred dividends.........................................      (2,630)       (2,630)
                                                              ----------    ----------
Net income available to common shareholders.................  $   46,241    $   15,367
                                                              ==========    ==========
Basic earnings per share....................................  $     1.10    $     0.37
                                                              ==========    ==========
Diluted earnings per share..................................  $     1.06    $     0.37
                                                              ==========    ==========

---------------

See accompanying notes.

                        PACIFICARE HEALTH SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                               (IN THOUSANDS, EXCEPT
                                                                  PER SHARE DATA)
Revenue:
  Commercial premiums.......................................  $1,921,986    $1,752,888
  Government premiums (Medicare and Medicaid)...............   2,803,031     2,449,198
  Other income..............................................      53,192        22,617
                                                              ----------    ----------
          Total operating revenue...........................   4,778,209     4,224,703
                                                              ----------    ----------
Expenses:
Health care services:
  Commercial services.......................................   1,603,103     1,500,091
  Government services.......................................   2,420,456     2,097,282
                                                              ----------    ----------
          Total health care services........................   4,023,559     3,597,373
                                                              ----------    ----------
Marketing, general and administrative expenses..............     557,977       481,427
Amortization of goodwill and intangible assets..............      37,901        32,560
                                                              ----------    ----------
Operating income............................................     158,772       113,343
Interest income.............................................      49,154        38,053
Interest expense............................................     (34,431)      (28,414)
                                                              ----------    ----------
Income before income taxes..................................     173,495       122,982
Provision for income taxes..................................      83,278        61,491
                                                              ----------    ----------
Net income..................................................  $   90,217    $   61,491
                                                              ==========    ==========
Preferred dividends.........................................      (5,258)       (3,534)
                                                              ----------    ----------
Net income available to common shareholders.................  $   84,959    $   57,957
                                                              ==========    ==========
Basic earnings per share....................................  $     2.03    $     1.48
                                                              ==========    ==========
Diluted earnings per share..................................  $     1.96    $     1.44
                                                              ==========    ==========

---------------

See accompanying notes.

                        PACIFICARE HEALTH SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                1998          1997
                                                              ---------    ----------
                                                                  (IN THOUSANDS)
Operating activities:
  Net income................................................  $  90,217    $   61,491
  Adjustments to reconcile net income to net cash used in
     operating activities:
     Amortization of goodwill and intangible assets.........     37,901        32,560
     Depreciation and amortization..........................     25,292        21,943
     Deferred income taxes..................................      6,058         1,080
     Provision for doubtful accounts........................      1,174         2,435
     Loss on disposal of property, plant and equipment......        679         6,205
     Other noncash items....................................        (20)           --
     Changes in assets and liabilities, net of effects from
      acquisitions:
          Receivables.......................................     (6,343)       46,770
          Prepaid expenses and other assets.................      8,152        (6,453)
          Medical claims and benefits payable...............    (51,000)        5,138
          Accounts payable and accrued liabilities..........     70,581       (85,189)
          Unearned premium revenue..........................   (452,310)     (211,749)
                                                              ---------    ----------
     Net cash flows used in operating activities............   (269,619)     (125,769)
                                                              ---------    ----------
Investing activities:
  (Purchase) sale of marketable securities..................    (69,253)       38,007
  Purchase of property, plant and equipment.................    (18,176)      (28,584)
  Purchase of marketable securities - restricted............    (15,411)      (16,977)
  Acquisitions, net of cash acquired........................       (750)     (982,285)
                                                              ---------    ----------
     Net cash flows used in investing activities............   (103,590)     (989,839)
                                                              ---------    ----------
Financing activities:
  Principal payments on long-term debt......................   (230,079)     (150,240)
  Proceeds from long-term borrowing, net of expenses........     30,000     1,108,974
  Repurchase of common stock................................    (23,338)           --
  Proceeds from issuance of common and treasury stock.......     11,827        38,723
  Cash dividends paid to preferred shareholders.............     (5,258)       (3,534)
  Redemption of preferred stock.............................       (410)           --
  Capitalization of Talbert.................................         --       (67,000)
  Proceeds from sale of Talbert stock.......................         --        59,598
                                                              ---------    ----------
     Net cash flows (used in) provided by financing
      activities............................................   (217,258)      986,521
                                                              ---------    ----------
Net decrease in cash and equivalents........................   (590,467)     (129,087)
Beginning cash and equivalents..............................    680,674       367,748
                                                              ---------    ----------
Ending cash and equivalents.................................  $  90,207    $  238,661
                                                              =========    ==========

---------------

See accompanying notes.

                        PACIFICARE HEALTH SYSTEMS, INC.

                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                1998          1997
                                                              ---------    ----------
                                                                  (IN THOUSANDS)
Supplemental cash flow information:
  Cash paid during the period for:
  Income taxes..............................................  $   2,083    $   77,316
  Interest..................................................  $  31,127    $   20,356
Supplemental schedule of noncash investing and financing
  activities:
  Tax benefit realized upon exercise of stock options.......  $   4,133    $   16,911
  Compensation awarded in Class B Common Stock..............  $     588    $      721
Details of businesses acquired in purchase transactions:
  Fair value of assets acquired.............................  $     750    $3,362,943
  Liabilities assumed or created............................         --    (1,170,179)
  Preferred and common consideration........................         --    (1,163,689)
                                                              ---------    ----------
  Cash paid for acquisitions................................        750     1,029,075
  Cash acquired in acquisitions.............................         --       (46,790)
                                                              ---------    ----------
  Net cash paid for acquisitions............................  $     750    $  982,285
                                                              =========    ==========
Details of accumulated other comprehensive income:
  Change in marketable securities...........................  $  (2,790)   $      640
  Less change in deferred income taxes......................      1,187          (222)
                                                              ---------    ----------
  Change in shareholders' equity............................  $  (1,603)   $      418
                                                              =========    ==========

---------------
See accompanying notes.

                        PACIFICARE HEALTH SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

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

NOTE 2 -- ACQUISITIONS AND DISPOSITIONS

     In February 1997, the Company acquired FHP International Corporation ("FHP"). The FHP acquisition was accounted for as a purchase; accordingly, total consideration of approximately $2.2 billion was allocated to the assets acquired and liabilities assumed based on estimates of their fair values. The fair values of the assets acquired and liabilities assumed were $0.9 billion and $1.1 billion, respectively. A total of $2.4 billion, net of related deferred taxes, representing the excess of the purchase price over the estimated fair values of the net assets acquired, was allocated to goodwill and other acquired intangible assets and is being amortized over a four to 40 year period.

     In February 1997, the Company sold the outstanding common stock of its Florida subsidiary, at which time the buyer assumed the daily operations. The sales price, which approximated net book value, totaled $9 million. The close of the sale was completed in July 1997 when the Company received regulatory approval from the state of Florida.

     The pro forma information below presents combined results of operations as if the FHP acquisition and the sale of the Company's Florida subsidiary had occurred at the beginning of 1997. The pro forma information gives effect to actual operating results prior to the acquisition and adjustments to interest expense, goodwill amortization and income taxes. No adjustment was made to give effect to synergies that may be realized as a result of the FHP acquisition.

                                                              SIX MONTHS ENDED
                                                               JUNE 30, 1997
                                                              ----------------
                                                                (UNAUDITED)
                                                               (IN THOUSANDS,
                                                              EXCEPT PER SHARE
                                                                  AMOUNTS)
Total operating revenue.....................................     $4,777,583
Pretax income...............................................     $  114,564
Net income..................................................     $   50,763
Basic earnings per share....................................     $     1.10
Diluted earnings per share..................................     $     1.10

                        PACIFICARE HEALTH SYSTEMS, INC.

                                 JUNE 30, 1998
                                  (UNAUDITED)

NOTE 3 -- LONG-TERM DEBT

     The Company has a $1.5 billion credit facility under which it had $710 million in borrowings outstanding as of June 30, 1998. The terms of the credit facility require mandatory step-down payments beginning on January 1, 1999 with final maturity on January 1, 2002. Such terms would not require a reduction below the current $710 million outstanding principal balance until the final maturity date. Interest under the credit facility is presently based on the London Interbank Offering Rate ("LIBOR") plus a spread, except for $350 million of the outstanding balance which is covered by interest-rate swap agreements. The average fixed interest rate paid by the Company on the existing swap agreements is approximately six percent. The terms of the credit facility contain various covenants usual for financing of this type, including a minimum net worth requirement, a minimum fixed charge requirement and leverage ratios. Terms of the credit agreement also established the amount of treasury stock that may be purchased by the Company. In December 1997, the Company renegotiated the terms of its credit facility to increase the maximum amount permitted for repurchases to $500 million. At June 30, 1998, the Company was in compliance with all such covenants. In 1997, the Company assumed $100 million in senior notes of FHP that carry an interest rate of seven percent, are payable semiannually and mature on September 15, 2003.

NOTE 4 -- SHAREHOLDERS' EQUITY

     On May 22, 1998, the Company announced the redemption of its 10,517,044 shares of Series A Preferred Stock. All but 15,604 shares of the Series A Preferred Stock were converted into 3,929,503 shares of Class B Common Stock as of the June 23, 1998 redemption date. The conversion ratio was one share of Series A Preferred Stock to 0.37419548 of a share of Class B Common Stock. The shares not converted were redeemed in cash for $25.77 per share, including accrued and unpaid dividends of approximately $0.02 per share, or $0.4 million in the aggregate. During the six months ended June 30, 1998, the Company paid approximately $5 million in dividends to its preferred shareholders.

     In January 1998, the Company's board of directors approved a plan to repurchase shares of the Company's equity instruments. The Company has repurchased its equity instruments using cash flows from operations and additional borrowings under its credit facility. Shares repurchased have been and will be reissued in connection with the Company's employee benefit plans or for other corporate purposes. See "Liquidity and Capital Resources."

NOTE 5 -- CONTINGENCIES

     OPM. The Company's HMO subsidiaries have commercial contracts with the United States Office of Personnel Management ("OPM") to provide managed health care services to members under the Federal Employees Health Benefit Program ("FEHBP") for federal employees, annuitants and their dependents. In the normal course of business, OPM audits health plans with which it contracts to, among other things, verify that the premiums calculated and charged to OPM are established in compliance with the best price community rating guidelines established by OPM. OPM typically audits plans once every five or six years, and each audit covers the prior five or six year period. Depending on the type of contract the Company has with OPM, OPM will audit one or more health plans at the same time. While the government's initial on-site audits are usually followed by a post-audit briefing in which the government indicates its preliminary results, final resolution and settlement of the audits have historically taken a minimum of three to five years. In connection with the sale of its health plans in New Mexico, Illinois and the pending Utah sale, the Company has agreed to indemnify the buyers for potential OPM liabilities that relate to the years in which the Company owned these plans.

                        PACIFICARE HEALTH SYSTEMS, INC.

                                 JUNE 30, 1998
                                  (UNAUDITED)

     In addition to claims made by the OPM auditors as part of the normal audit process, OPM may also refer their results to the United States Department of Justice ("DOJ") for potential legal action under the False Claims Act. The DOJ has the authority to file a claim under the False Claims Act if it believes that the health plan knowingly overcharged the government or otherwise submitted false documentation or certifications. In False Claims Act actions, the government may impose trebled damages and a civil penalty of not less than $5,000 nor more than $10,000 for each separate alleged false claim. In November 1997, the Company was notified that the 1995 audit of the operations of the Company's Oklahoma HMO subsidiary had been referred to the DOJ. The Company is negotiating to settle this matter with the DOJ.

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

     Legal Proceedings. As previously reported, a securities class action lawsuit was brought on behalf of all purchasers of PacifiCare stock between February 14, 1997 and November 24, 1997. The complaint accuses the Company and certain of its officers and directors (collectively, the "defendants") of making false and misleading statements about the cost savings and synergies resulting from the FHP acquisition. Plaintiffs also claim the Company made fraudulent earnings forecasts for 1997 and 1998, and misstated its financial results for the first, second and third quarters of 1997. The complaint alleges violations of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On May 11, 1998, the defendants filed a motion to dismiss the entire complaint under the Private Securities Litigation Reform Act of 1995. No discovery has been taken and all discovery has been stayed pending the resolution of defendants' motion to dismiss. The Company believes it has good defenses to these claims and is contesting them vigorously.

     The Company is also involved in legal actions in the normal course of business, some of which seek substantial monetary damages, including claims of punitive damages that are not covered by insurance. After review, including consultation with counsel, based on current information, management believes any ultimate liability in excess of amounts accrued that would likely arise from these actions (including the purported class actions) would not materially affect the Company's consolidated financial position, results of operations or cash flows. However, management's evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material adverse effect on the Company's results of operations or cash flows of a future quarter.

NOTE 6 -- EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts reported for the three and six months ended June 30, 1997 were restated to conform to the SFAS 128 requirements, and did not vary materially

                        PACIFICARE HEALTH SYSTEMS, INC.

                                 JUNE 30, 1998
                                  (UNAUDITED)

from amounts previously stated. The following table sets forth the computation of the denominator for basic and diluted earnings per share for the periods indicated:

                                                         THREE MONTHS       SIX MONTHS
                                                             ENDED             ENDED
                                                           JUNE 30,          JUNE 30,
                                                        ---------------   ---------------
                                                         1998     1997     1998     1997
                                                        ------   ------   ------   ------
                                                                 (IN THOUSANDS)
Shares outstanding at the beginning of the period.....  41,720   41,710   41,995   31,301
Weighted average number of shares issued:
  Conversion of Series A Preferred Stock..............     348       --      175       --
  Treasury stock reissued (acquired), net.............       9       --     (405)      --
  Exercise of stock options...........................      68       59      150      501
  FHP acquisition.....................................      --       --       --    7,283
                                                        ------   ------   ------   ------
Denominator for basic earnings per share..............  42,145   41,769   41,915   39,085
Assumed conversion of Series A Preferred Stock........   3,582    3,955    3,755    2,972
Employee stock options and other dilutive potential
  common shares.......................................     507      470      341      539
                                                        ------   ------   ------   ------
Denominator for diluted earnings per share............  46,234   46,194   46,011   42,596
                                                        ======   ======   ======   ======

NOTE 7 -- COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. Adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity for the three and six months ended June 30, 1998. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. These amounts were reported separately in shareholders' equity prior to adoption. Prior year financial statements have been conformed to the reporting requirements of SFAS 130. Comprehensive income totaled $49 million and $89 million for the three and six months ended June 30, 1998, respectively, and $23 million and $62 million for the three and six months ended June 30, 1997, respectively.

NOTE 8 -- INTERNAL-USE SOFTWARE

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires that certain internal and external costs associated with the purchase or development of internal-use software be capitalized rather than expensed. The Company's adoption of SOP 98-1 as of January 1, 1998 did not have a material effect on the results of operations for the three and six months ended June 30, 1998. Capitalized software costs are included in property, plant and equipment on the balance sheet and are being amortized using the straight-line method over estimated useful lives ranging from three to five years.

NOTE 9 -- SUBSEQUENT EVENTS

     On July 2, 1998 the Company announced it had entered into an agreement to sell its workers' compensation subsidiary, Great States Insurance Company, to HIH America Compensation & Liability Insurance Company. The sale, subject to final regulatory approvals and customary closing conditions, is expected to close by October 31, 1998.

                        PACIFICARE HEALTH SYSTEMS, INC.

                                 JUNE 30, 1998
                                  (UNAUDITED)

     On July 15, 1998 the Company announced that a Utah-based investment group had signed a definitive agreement to purchase the Company's Utah HMO. Because the sale is subject to regulatory approvals and other closing conditions, the Company has not yet completed all of the analysis required to estimate the final financial impact of the sale. The sale is expected to close by December 31, 1998

     While the Company has not finalized its analysis of the pending sales, the Company anticipates that the Utah and workers' compensation operations dispositions will result in losses that range from $10 to $20 million and may include restructuring expenses for severance, lease and contract terminations. There can be no assurance that the dispositions will not result in additional pretax charges. The Company believes that any disposition operating losses would not materially affect the Company's consolidated financial position. However, the disposition losses could have a material adverse effect on the results of operations or cash flows of a future quarter.

                         PART I: FINANCIAL INFORMATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table presents HMO membership data by state and by consumer type as of the dates indicated.

                                         AT JUNE 30, 1998                       AT JUNE 30, 1997
                               ------------------------------------   ------------------------------------
                                            GOVERNMENT                             GOVERNMENT
                                            (MEDICARE &                            (MEDICARE &
       MEMBERSHIP DATA         COMMERCIAL    MEDICAID)      TOTAL     COMMERCIAL    MEDICAID)      TOTAL
       ---------------         ----------   -----------   ---------   ----------   -----------   ---------
Arizona......................    105,400       88,400       193,800     105,100        88,400      193,500
California...................  1,561,000      600,300     2,161,300   1,677,000       626,500    2,303,500
Colorado.....................    295,200       55,500       350,700     279,200        49,200      328,400
Guam.........................     40,400           --        40,400      43,000            --       43,000
Nevada.......................     43,700       24,700        68,400      39,600        23,600       63,200
Ohio.........................     46,800       15,000        61,800      53,900        10,600       64,500
Oklahoma.....................    100,700       26,700       127,400     111,800        25,600      137,400
Oregon.......................    116,200       38,700       154,900     118,200        40,500      158,700
Texas........................    141,800       68,600       210,400     137,000        69,300      206,300
Utah.........................    113,300       22,200       135,500     159,800        31,100      190,900
Washington...................     95,600       59,500       155,100      96,300        55,000      151,300
                               ---------      -------     ---------   ---------     ---------    ---------
          Total
            membership(1)....  2,660,100      999,600     3,659,700   2,820,900     1,019,800    3,840,700
                               =========      =======     =========   =========     =========    =========

                                                              THREE MONTHS     SIX MONTHS
                                                                 ENDED           ENDED
                                                                JUNE 30         JUNE 30
                                                              ------------    ------------
                    OPERATING STATISTICS                      1998    1997    1998    1997
                    --------------------                      ----    ----    ----    ----
Medical care ratio (health care services as a percent of
  premium revenue):
     Consolidated...........................................  85.1%   86.5%   85.2%   85.6%
     Commercial.............................................  83.7%   87.4%   83.4%   85.6%
     Government (Medicare and Medicaid).....................  86.1%   85.8%   86.4%   85.6%
Marketing, general and administrative expenses as a percent
  of operating revenue......................................  11.5%   11.2%   11.7%   11.4%
Operating income as a percent of operating revenue..........   3.6%    1.8%    3.3%    2.7%
Effective tax rate..........................................  47.6%   59.0%   48.0%   50.0%

---------------
(1) The membership table does not include the members of Illinois and New Mexico at June 30, 1997 because these companies were classified as net assets held for sale, and were subsequently sold during 1997. As of June 30, 1997, Illinois had approximately 54,000 and 4,000 commercial and government members, respectively; New Mexico had approximately 41,000 and 18,000 commercial and government members, respectively.

                    THREE AND SIX MONTHS ENDED JUNE 30, 1998
                               COMPARED WITH THE
                    THREE AND SIX MONTHS ENDED JUNE 30, 1997

RESULTS OF OPERATIONS

     For the three months ended June 30, 1998, total operating revenue increased one percent compared to the same period in the prior year because of the increase in other income. Premiums remained flat with membership losses being substantially offset by premium rate increases. Total operating revenue increased 13 percent for the six months ended June 30, 1998 compared to the same period in 1997, primarily because 1998 includes six more weeks of FHP results compared to 1997. The 1997 results included the results of operations of FHP from February 14, 1997 (see Note 2 of the Notes to the Condensed Consolidated Financial Statements). Other income increased 162 percent and 135 percent for the three and six months ended June 30, 1998, respectively, compared to the same periods in the prior year, due primarily to increased revenue from the Company's prescription drug benefit management, Secure Horizons USA and PacifiCare Behavioral Health subsidiaries.

     Total HMO membership decreased five percent to approximately 3.7 million members at June 30, 1998, from approximately 3.8 million members at June 30, 1997 with the majority of the decrease in California and Utah. The membership declines are consistent with the Company's shift in strategic focus from rapid growth to improved product performance. The Company has emphasized renewing commercial contracts with sufficient premium price increases to improve gross margin. In addition, the Company has exited certain geographic areas where commercial and government premiums are insufficient to support the cost of health care in that area.

     Commercial premiums decreased four percent for the three months ended June 30, 1998, compared to the same period in the prior year. Premiums decreased by $54 million for the quarter due to expected membership losses that related to premium rate increases and the exit of certain geographic markets. Commercial HMO premium rate increases in the second quarter offset these decreases by $39 million. Specialty product commercial premiums decreased $20 million due to the exit of unprofitable indemnity and workers' compensation products. The 10 percent increase in commercial premiums for the six months ended June 30, 1998, over the same period in the prior year, was due to a full six months of FHP results being included in 1998 compared to four and one-half months in the prior year. The inclusion of an additional six weeks of results in 1998 from the FHP acquisition increased commercial premiums by $231 million. In addition, premium rate increases of approximately three percent contributed to a six percent membership decrease for the six months ended June 30, 1998 compared to the same period in the prior year.

     Government premiums increased two percent and 14 percent for the three and six months ended June 30, 1998, compared to the same periods in the prior year, respectively. The inclusion of an additional six weeks of results in 1998 from the FHP acquisition increased government premiums by $301 million. Premium rate increases averaging approximately four percent contributed $56 million and $108 million to the three and six months ended June 30, 1998, respectively. Membership losses decreased premiums by $24 million and $55 million for the second quarter and year to date, respectively. Membership losses are attributable to the Company's exit of certain rural geographic areas and its Medicaid lines of business in California and Florida.

     The medical care ratio (health care services as a percent of premium revenue) decreased for the three and six months ended June 30, 1998, compared to the same periods in the prior year. The improvement was due to the continued renegotiation of provider contracts into capitated arrangements and improved commercial pricing, partially offset by increased net provider reserves of $20 million. In the second quarter, the Company added approximately $35 million ($18 million or $0.39 diluted loss per share, net of tax) of provider insolvency reserves for, but not limited to, the bankruptcy of FPA Medical Management, Inc. ("FPA"), one of the Company's contracted health care providers. These provider insolvency reserves were partially offset by approximately $15 million ($8 million or $0.17 diluted loss per share, net of tax) of unrelated favorable provider settlements. Excluding the $20 million in net provider reserves, the second quarter and year to date consolidated medical care ratios would have been
84.3 and 84.7 percent, respectively.

     In July 1998, FPA declared bankruptcy and the Company terminated all FPA contracts. FPA served approximately 200,000 members in Arizona, California, Nevada and Texas. The provider insolvency reserves include the estimated cost of unpaid health care claims in certain markets that were covered by FPA capitation and reserves for receivables due from FPA. The provider insolvency reserves were partially offset by unrelated favorable provider settlements. The Company periodically makes changes in provider settlement estimates and in the second quarter, certain prior year contract issues were resolved.

     The commercial medical care ratio decreased for the three and six months ended June 30, 1998 compared to the same periods in the prior year. The improvement in the commercial medical care ratio was due to the continued renegotiation of provider contracts into capitated arrangements and an improved premium pricing environment. In the second quarter, commercial provider insolvency reserves of $10 million were offset by $8 million of unrelated favorable provider settlements. The net increase in provider reserves of $2 million did not materially impact the commercial medical care ratio.

     The government medical care ratio increased for the three and six months ended June 30, 1998, compared to the same periods in the prior year primarily due to the second quarter increase in net government provider reserves of $18 million. The Company added approximately $25 million of provider insolvency reserves that were partially offset by $7 million of unrelated favorable provider settlements in the second quarter. Excluding the $18 million in net provider reserves, the second quarter and year to date government medical care ratios would have been 84.7 and 85.7 percent, respectively. In the second quarter, the Company realized higher pharmacy rebates and amortized Utah premium deficiency reserves established in 1997. These factors contributed to a one percent decrease in the second quarter government medical care ratio excluding net provider reserves compared to the prior year. For the six months ended June 30, 1998, the government medical care ratio excluding net provider reserves was comparable to the same period in the prior year.

     As a percentage of operating revenue, marketing, general and administrative expenses for both the three and six months ended June 30, 1998, increased from the prior year primarily from the accelerated discretionary spending for employee profit sharing plans and other overhead costs. Excluding these accelerated expenses, the administrative ratios this year would have been comparable to the ratios recorded in the same periods last year.

     Interest income increased approximately 17 percent and 29 percent for the three and six months ended June 30, 1998, respectively, compared to the same periods in the prior year, primarily due to gains on sales of marketable securities experienced in the first quarter and more efficient investment through account consolidation. Interest expense decreased approximately 10 percent for the three months ended June 30, 1998, compared to the same period in the prior year, primarily due to reductions in principal on the Company's credit facility. The 21 percent increase in interest expense for the six months ended June 30, 1998, compared to the same period in the prior year, was primarily due to borrowings used to finance the FHP acquisition being outstanding for six weeks longer in 1998.

     The effective income tax rate was approximately 47.6 and 48.0 percent for the three and six months ended June 30, 1998, respectively, compared to 59.0 and
50.0 percent for the same periods in the prior year, respectively. This decrease is due to non-deductible goodwill amortization being a smaller percentage of taxable income than in the prior year.

     During the year ended December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement requires a dual presentation of earnings per share, basic and diluted, and restatement of prior years. Earnings per share amounts reported for the three and six months ended June 30, 1997 were restated to conform to the SFAS 128 requirements, and did not vary materially from amounts previously stated.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated cash, equivalents and marketable securities decreased $524 million to $1.0 billion at June 30, 1998, from $1.5 billion at December 31,1997. The decrease primarily reflects the impact of timing differences in receipt of HCFA premiums and the paydown of principal of long-term debt.

Cash flows provided by operations, excluding the impact of the January 1998 advance Medicare payment from HCFA, were $183 million and primarily attributable to an increase in accounts payable and accrued liabilities, offset by a decrease in medical claims and benefits payable. The increase in accounts payable and accrued liabilities was primarily due to timing differences for income taxes. The medical claims and benefits payable decrease related to a significant reduction of the claims backlog, reduced specialty company reserves as unprofitable products have been discontinued and continued renegotiation of provider contracts into capitated arrangements.

     Net cash used in investing activities was $104 million and $990 million for the six months ended June 30, 1998 and 1997, respectively. Cash used in 1998 was primarily attributable to the purchase of marketable securities and capital expenditures. Cash used in 1997 was primarily attributable to the FHP acquisition.

     Net cash used in financing activities was $217 million for the six months ended June 30, 1998. Financing activities provided $987 million for the six months ended June 30, 1997. During 1998, net cash provided by financing activities included $30 million in borrowings under the Company's credit facility to finance the repurchase of common stock. In January 1998, the Company's board of directors approved a plan to repurchase shares of the Company's equity instruments. As of June 30, 1998, the Company had repurchased shares of Class A and Class B Common Stock for an aggregate amount of $23 million (see Note 4 of the Notes to the Condensed Consolidated Financial Statements). To date, the Company has borrowed $1.2 billion under the credit facility to finance the FHP acquisition and other financing activities, and has repaid $230 million and $150 million for the six months ended June 30, 1998 and 1997, respectively, of such borrowings. The issuance of common and treasury stock provided cash in 1998 and 1997 of $12 million and $39 million, respectively. The Company paid approximately $5 million and $4 million of preferred stock dividends in 1998 and 1997, respectively. In the first quarter of 1997, the Company made capital contributions totaling $67 million to Talbert Medical Management Corporation, a former subsidiary of FHP. In the second quarter of 1997, the Company received $60 million from the sale of Talbert stock.

NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") has issued the following pronouncements regarding disclosure that the Company will adopt in 1998.

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

FORWARD LOOKING INFORMATION UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

     Membership and Premiums. The Company's commercial membership for the year ended December 31, 1998 is expected to decline from 1997. In accordance with the Company's shift in strategic focus from one of rapid growth to improved margin performance, the Company's emphasis is on renewing employer contracts with sufficient price increases to improve gross margin. Specifically, the Company has implemented commercial price increases in all markets ranging from zero to over 10 percent which may continue to result in net membership attrition. Price increases on a consolidated Company basis for commercial membership are expected to increase by an average of three percent in 1998. In addition to pricing increases, the Company has or intends to exit certain geographical areas where the premiums are insufficient to support the cost of health care in that area. Increased competition and the pending disposition of its Utah subsidiary, which currently has approximately 113,000 commercial members, will also contribute to the expected decline.

     Government membership is expected to remain flat or decrease slightly in 1998 compared to 1997, including the membership attrition experienced to date related to the migration of FHP senior members into the Company's benefit structures and the combined provider network. Membership losses are expected from the exit of certain geographical markets where health care costs outpace Medicare reimbursement. Finally, failure to reassign members, who were previously served by FPA into cost-effective alternative provider networks, may result in membership attrition. Additionally, if the Utah disposition is completed, government membership will decrease by approximately 22,000 members. Based on information received from HCFA, the Company anticipates medicare premium rate increases averaging two percent beginning January 1, 1999.

     An unforeseen loss of profitable membership could have a material adverse effect on the Company. Factors that could contribute to the loss of membership include retention of former members who are being reassigned from FPA to other providers, the sale of certain managed care operations, failure to obtain new customers or to retain existing customers, effect of premium increases, reductions in work force by existing customers, adverse publicity and news coverage, inability to carry out marketing and sales plans, or the loss of key executives or key employees.

     Health Care Provider Contracts. The Company's profitability depends, in part, on its ability to maintain effective control over health care costs while providing members with quality care. Because the majority of the Company's Nevada members were served by FPA, shifting these members into cost-effective alternative provider networks will be important to improved results of operations for that market. Securing cost-effective contracts with existing and new physician groups is more difficult due to increased competition. The negotiation of provider contracts, generally as of January 1, may be impacted by adverse state and federal legislation and regulation discussed below. Failure to secure cost-effective contracts may result in a loss in membership or a higher medical care ratio. The Company's inability to contract with providers, loss of contracts with providers, inability of providers to provide adequate care or insolvency of providers could materially and adversely affect the Company. These contracting and insolvency risks include, among others, a loss of membership; incurring additional expenses to meet the requirement to continue to arrange for health care and other services for members; the inability to obtain reimbursement due the Company from providers; the expenditure of additional funds to maintain adequate provider networks; and assertion of claims by third parties against the Company. Based on current information, including claims information received from FPA, the Company believes that its contingency plans and the financial reserves it has established are adequate to cover the potential impact of the FPA contract terminations and bankruptcy. The effect of these risks and the need for additional provider reserves could have a material adverse effect on the results of operations or cash flows of a future quarter. The Company believes, however, that such reserves would not materially affect the Company's consolidated financial position.

     Commercial Medical Care Ratio. The commercial medical care ratio is expected to remain relatively consistent for the three months ended September 30, 1998 compared to the three months ended June 30, 1998. For the remainder of 1998, the Company expects the commercial medical care ratio to increase from the ratio experienced in the first six months of 1998, but overall, anticipates that the medical care ratio for the full year will be lower than that for the year ended December 31, 1997. The Company expects improvements as it continues to renegotiate provider contracts and implement capitated contracts and price increases. Moreover, higher premium rates offered during renewal periods should continue to result in the elimination of some high commercial medical care ratio business. During 1998, the Company will continue to concentrate its efforts on renegotiations with providers. Successful renegotiation of these contracts should reduce the commercial medical care ratio from the prior year. Finally, the commercial medical care ratio should improve if the Utah disposition is completed.

     Government Medical Care Ratio. For the three months ended September 30, 1998, the medical care ratio for the government programs is expected to be relatively flat or slightly lower than the three months ended June 30, 1998. The government medical care ratio is anticipated to be comparable or slightly decrease as the need for additional net provider reserves is expected to decrease in the third quarter. For the year ended December 31, 1998, the government medical care ratio is expected to be slightly higher than the prior year. The implementation of Medicare reform provisions that curtail program spending and allow the entry of new forms of competitor plans could increase competitive pressures (see Legislation and Regulation below). The Company should also experience improvement in the government medical care ratio with the exit of certain product lines and geographic markets including the pending Utah disposition.

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

     Other Income. For the quarter ended September 30, 1998, other income is expected to be comparable or slightly less than the quarter ended June 30, 1998 as pharmacy funding from mail service co-payments typically decreases in the third quarter. Compared to 1997, other income is expected to increase substantially from the Company's prescription drug benefit management, Secure Horizons USA and PacifiCare Behavioral Health subsidiaries.

     Marketing, General and Administrative Support. As a percentage of operating revenue, marketing, general and administrative expenses are expected to be comparable for the three months ended September 30, 1998 compared to the three months ended June 30, 1998. Marketing, general and administrative expenses as a percentage of operating revenue in 1998 are expected to be comparable to or slightly lower than 1997. The Company expects to experience additional costs related to upgrading and converting information systems to maintain and enhance the Company's competitive edge in information technology, some of which do not qualify for capitalization. These additional costs are expected to be partially offset as the Company realizes the benefits of restructuring and a full year of synergies as a result of the FHP acquisition. Marketing, general and administrative expenses could be adversely impacted by the need for additional advertising, marketing, administrative or management information systems expenditures and the inability to carry out marketing and sales plans.

     Future Dispositions. In addition to the announced pending disposition of Utah and the Company's workers' compensation operations, other dispositions could be announced as the Company continues to evaluate whether certain subsidiaries or products fit within its core business strategy. The Company anticipates that the Utah and workers' compensation operations dispositions will result in losses that range from $10 to $20 million and may include restructuring expenses for severance, lease and contract terminations. There can be no assurance that the dispositions will not result in additional pretax charges. The Company believes, however, that any disposition operating losses would not materially affect the Company's consolidated financial position. However, the disposition losses could have a material adverse effect on the results of operations or cash flows of a future quarter.

     Impairment of Long-Lived Assets. The Company assesses the recoverability of its long-lived assets (including goodwill and intangibles) on an annual basis or whenever adverse events or changes in circumstances or the business climate indicate that expected undiscounted future cash flows for individual business units may not be sufficient to support the recorded asset. Throughout 1998, the Company has continued to monitor its existing operations with no indication of impairment of existing assets. The Company believes that any future impairment would not materially affect the Company's consolidated financial position. However, the impairment charges could have a material adverse effect on the results of operations or cash flows.

     Year 2000. The Company has implemented a Year 2000 compliance program to address all major computing information systems, including core application systems, networks, desktop systems, infrastructure and critical information supply chains. In addition to all major information systems, the Company is seeking to verify that all date fields and calculations used in critical business processes will be Year 2000 compliant.

     When the program was first established in 1996, the Company focused on existing systems and did not contemplate acquisitions. The total estimated cost to make the Company's existing legacy system Year 2000 compliant is $6 million, with the majority already incurred. The Company expects its legacy systems to be Year 2000 compliant by the end of the year.

     With the February 1997 FHP acquisition, the original integration plan required the Arizona, Colorado, Nevada, Ohio and Utah HMOs to shift to the Company's legacy systems throughout 1998 and 1999 as the providers moved to capitation arrangements. In the second quarter of 1998, it was determined that while some providers in these markets had successfully been contracted under capitation arrangements, the provider networks did not have sufficient infrastructure to administer the claims under a fully delegated capitated arrangement. Therefore, these HMOs would need to continue to administer all claims on behalf of the providers. Because the FHP legacy systems function more robustly than the Company's legacy systems for non-delegated delivery systems, the Company decided to maintain the FHP legacy systems. A detailed project plan is being developed to ensure that FHP legacy systems are Year 2000 compliant. The testing is expected to be completed by June 1999. The Company is currently quantifying the costs of making the FHP legacy system Year 2000 compliant and is also developing contingency plans in the event this legacy system cannot timely be made Year 2000 compliant. If the Company is not able to timely correct all Year 2000 problems, there could be a material adverse effect to the Company's financial position, results of operations or cash flows.

     The Company is also contacting business associates such as its third party vendors, provider and hospital networks, business partners, contractors and service providers, including HCFA, to assess their level of readiness and to seek reasonable assurances with respect to Year 2000 compliance. Because the Company has no control over third parties' products or services, the Company cannot ensure Year 2000 compliance by third parties. Business process contingency plans will be developed by June 1999 for external sources that appear to be at risk. These contingency plans will include edit checks within internal Company systems prior to interfacing with non-compliant third parties to prevent Year 2000 issues. If HCFA or certain other third parties experience significant failures or erroneous applications, it could have a material adverse effect on the Company's financial position, results of operations or cash flows.

     Finally, a Year 2000 steering committee was formed in the second quarter to:

     - raise compliance awareness;

     - provide a common project methodology for all activities;

     - establish priorities based on risk and liability;

     - develop business process contingency plans; and

     - develop risk reduction strategies in the areas of business disruption, financial loss, Company image and regulatory compliance.

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

     Liquidity and Capital Resources. The terms of the Company's credit facility require mandatory step-down payments beginning January 1, 1999 with final maturity on January 1, 2002. Such terms would not require a reduction below the current $710 million outstanding principal balance until the final maturity date. The Company believes cash flows from operations, existing cash equivalents, marketable securities and other financing sources will be sufficient to meet the requirements of the credit facility and should provide sufficient liquidity for operations in the foreseeable future.

     Cash flows could be adversely affected because the Company is subject to greater operating leverage due to its higher levels of indebtedness as a result of the FHP acquisition. The Company may continue to repurchase shares of outstanding stock resulting in the reduction of cash and equivalents or in additional borrowings on its credit facility. Additional borrowings on the credit facility may result in the Company being subject to earlier mandatory reduction of its outstanding balance. Additionally, should the credit facility be fully drawn, the Company's ability to make a payment on, or repayment of, its future obligations under the credit facility and $100 million of FHP senior notes assumed by the Company will be significantly dependent upon the receipt of funds from the Company's subsidiaries. These subsidiary payments represent fees for management services rendered by the Company to the subsidiaries and cash dividends by the subsidiaries to the Company. Nearly all of the subsidiaries are subject to HMO regulations or insurance regulations and may be subject to substantial supervision by one or more HMO or insurance regulators. Subsidiaries subject to regulation must meet or exceed various fiscal standards imposed by HMO or insurance regulations, which may from time to time impact the amount of funds that may be paid by subsidiaries to the Company. Additionally, from time to time, the Company advances funds, in the form of a loan or capital contribution, to its subsidiaries to assist them in satisfying federal or state financial requirements. If a federal or state regulator has concerns about the financial position of a subsidiary, as a result of costs being incurred by such subsidiary, a regulator may impose additional financial requirements on the subsidiary which may require additional funding from the Company.

     Legislation and Regulation. The Company's success is significantly impacted by federal and state legislation and regulation. Almost 60 percent of the Company's revenue, and an even greater percentage of its profit, comes from its government programs, the majority of which is Medicare risk business. Actual results may differ materially from expected results discussed throughout this document because of adverse state and federal legislation and regulation. This includes limitations on premium levels; increases in minimum capital and reserves and other financial viability requirements; prohibition or limitation of capitated arrangements or provider financial incentives; benefit mandates (including mandatory length of stay and emergency room coverage, many of which are effective in 1998) and limitations on the ability to manage care and utilization of any willing provider and direct access laws. Legislation and regulation could also include adverse actions of governmental payors, including unilateral reduction of Medicare premiums payable; discontinuance of or limitation on governmentally funded programs and recovery by governmental payors of previously paid amounts; the inability to increase premiums or prospective or retroactive reductions to premium rates for federal employees; adverse regulatory determinations resulting in care or limitations of licensure, and certification or contracts with governmental payors; and consolidation of operations.

     On August 5, 1997, President Clinton signed into law the Balanced Budget Act of 1997 (the "1997 Budget Act"), which enacted numerous revisions to the Medicare program. The law replaces the risk contract program with a new Medicare+Choice program (the "M+C Program"), which is intended to increase Medicare enrollment in private health plans. On June 26, 1998, HCFA published interim final regulations to implement the M+C Program. The new regulations outline participation requirements for the M+C Program by M+C organizations, including HMOs, preferred provider organizations, point-of-service plans, provider sponsored organizations and fee-for-service plans, and establish new or expanded standards for quality assurance, beneficiary protection, coordinated open enrollment, M+C payments and provider participation. While the new regulations became effective on July 27, 1998, most provisions that affect the Company will not impact the Company until January 1, 1999 when the Company makes the transition from Medicare risk to the M+C Program. The Company is currently evaluating the operational and financial impact that the new M+C

Program will have on the Company. While the Company believes that compliance with and implementation of the new M+C Program regulations will have an operational and financial impact on the Company, it is too early for the Company to assess the nature of the impact.

     The 1997 Budget Act also revises the formula used by HCFA to calculate payments to Medicare health plans by establishing minimum payment levels and annual increases and limiting the overall rate of payment growth. Further, the law enacts new requirements for risk adjustment, information disclosure, quality measurement and improvement and beneficiary enrollment, among other provisions. The Company believes that any slowdown in the rate of premium growth may be offset by the effect of this new legislation encouraging managed health care for Medicare beneficiaries. The loss of Medicare contracts or termination or modification of the HCFA risk-based Medicare program could have a material adverse effect on the revenue, profitability and business prospects of the Company.

     Additionally, the 1997 Budget Act, among other things, repeals the requirement that at least half of a Medicare health plan's enrollment be drawn from commercial contracts (the "50/50 Rule") beginning January 1, 1999, and gives the Department of Health and Human Services broad authority to waive the 50/50 Rule for certain plans beginning January 1, 1998. The Company believes that the repeal of the 50/50 Rule will allow it to develop Medicare risk programs in markets where it does not have operations through expansion of the Secure Horizons programs and affiliations between Secure Horizons USA, its Medicare risk management subsidiary, and health plans or providers in such markets.

     Legal Proceedings. As previously reported, a securities class action lawsuit, Madruga. et. al. v. PacifiCare Health Systems, Inc., et al. (No. SAVC-97-974 LHM, Central District of California) was brought on behalf of all purchasers of PacifiCare stock between February 14, 1997 and November 24, 1997. The complaint accuses the Company and certain of its officers and directors of making false and misleading statements about the cost savings and synergies resulting from FHP acquisition. Plaintiffs also claim the Company made fraudulent earnings forecasts for 1997 and 1998, and misstated its financial results for the first, second and third quarters of 1997. The complaint alleges violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. On May 11, 1998, the defendants filed a motion to dismiss the entire Complaint under the Private Securities Litigation Reform Act of 1995. No discovery has been taken and all discovery has been stayed pending the resolution of defendants' motion to dismiss. The Company believes it has good defenses to these claims and is contesting them vigorously.

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

                           PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     No changes.

ITEM 2: CHANGES IN SECURITIES

     On May 22, 1998, the Company announced the redemption of its 10,517,044 shares of Series A Preferred Stock. All but 15,604 shares of the Series A Preferred Stock were converted into 3,929,503 shares of Class B Common Stock as of the June 23, 1998 redemption date. The shares not converted were redeemed in cash for $25.77 per share, or approximately $0.4 million in the aggregate. The conversion ratio was one share of Series A Preferred Stock to .37419548 of a share of Class B Common Stock.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on June 25, 1998. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, withheld or against, and the number of abstentions with respect to each matter. Both proposals were approved by the shareholders.

          (a) The shareholders approved the election of the nominees to the Company's board of directors.

                                                                  VOTES
                                                          ----------------------
                                                                       WITHHELD
                        DIRECTOR                             FOR       AUTHORITY
                        --------                          ----------   ---------
Jack R. Anderson........................................  12,659,469    43,045
Terry O. Hartshorn......................................  12,685,129    17,385
Warren E. Pinckert II...................................  12,685,269    17,245
Jean Bixby Smith........................................  12,686,172    16,342

          (b) The shareholders approved the Amended 1997 Premium Priced Stock Option Plan.

                                   VOTES
----------------------------------------------------------------------------
          FOR                     AGAINST                  ABSTAINED
          ---                     -------                  ---------
       10,382,500                1,719,005                   22,005

ITEM 5: OTHER INFORMATION

     Effective June 25, 1998, the Company announced the resignation of Steve Lindstrom, Regional Vice President, Desert Region and President and CEO of PacifiCare of Arizona, Inc.

     On June 25, 1998, the Company announced the appointment of Rick Badger as Regional Vice President, Desert Region and President and CEO of PacifiCare of Arizona, Inc.

     On July 2, 1998, the Company announced the appointment of Robert B. Stearns as Executive Vice President and Chief Financial Officer.

     Pursuant to recent changes in the proxy rules, unless a stockholder who wishes to bring a matter before the Company's 1999 annual meeting of stockholders notifies the Company of such matter before April 14, 1999, management will have the discretionary authority to vote all shares for which it has proxies with respect to such matter.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

          a) Exhibit Index

                Exhibit 27     Financial Data Schedule (filed electronically).

          b) On June 4, 1998, the Company filed a Form 8-K in connection with its shelf registration of $250 million of 10-year Senior Notes.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PACIFICARE HEALTH SYSTEMS, INC.
                                          (Registrant)

Date:  August 13, 1998    By:                       /s/  ALAN R. HOOPS
                               ------------------------------------------------------------
                                                      Alan R. Hoops
                                                        President,
                                                 Chief Executive Officer
                                                       and Director

Date:  August 13, 1998    By:                     /s/  MARY C. LANGSDORF
                               ------------------------------------------------------------
                                                    Mary C. Langsdorf
                                                      Vice President
                                                 and Corporate Controller

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  27       Financial Data Schedule (filed electronically).