Form 10-Q
period 1998-09-30
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 1998-11-06
CIK 1027974

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X      No  __

     As of October 30, 1998, there were 14,830,961 shares of the Registrant's Class A Common Stock, par value $0.01 per share, outstanding, and 30,682,765 shares of Class B Common Stock, par value $0.01 per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PACIFICARE HEALTH SYSTEMS, INC.

                                FORM 10-Q INDEX

                                                              PAGE
                                                              ----
                  PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of
         September 30, 1998 and December 31, 1997...........    1

         Consolidated Statements of Operations for the
         three months ended September 30, 1998 and 1997.....    2

         Consolidated Statements of Operations for the nine
         months ended September 30, 1998 and 1997...........    3

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 1998 and 1997...........    4

         Notes to Condensed Consolidated Financial
         Statements.........................................    6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................   11

                    PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................   20

SIGNATURES..................................................   21

EXHIBITS

                         PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                        PACIFICARE HEALTH SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
                                                               (UNAUDITED)
                                                                     (IN THOUSANDS,
                                                                 EXCEPT PER SHARE DATA)
ASSETS

Current assets:
  Cash and equivalents......................................   $  181,504      $  680,674
  Marketable securities.....................................      994,397         864,708
  Receivables, net..........................................      283,429         301,345
  Prepaid expenses and other current assets.................       19,091          32,194
  Deferred income taxes.....................................       96,892         112,037
                                                               ----------      ----------
          Total current assets..............................    1,575,313       1,990,958
                                                               ----------      ----------
Property, plant and equipment, net..........................      193,581         235,943
Marketable securities -- restricted.........................      153,982         145,989
Goodwill and intangible assets, net.........................    2,401,769       2,458,463
Other assets................................................       23,070          36,605
                                                               ----------      ----------
                                                               $4,347,715      $4,867,958
                                                               ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Medical claims and benefits payable.......................   $  661,900      $  715,600
  Accounts payable and accrued liabilities..................      562,186         429,524
  Unearned premium revenue..................................       36,931         491,808
  Long-term debt due within one year........................          149             154
                                                               ----------      ----------
          Total current liabilities.........................    1,261,166       1,637,086
                                                               ----------      ----------
Long-term debt due after one year...........................      751,121       1,011,234
Deferred income taxes.......................................      102,756         102,793
Other liabilities...........................................       49,455          54,283
Minority interest...........................................          355             375
Shareholders' equity:
  Preferred shares, par value $0.01 per share; 40,000 shares authorized; 10,517 shares of Series A Convertible
     Preferred Stock issued and outstanding at December 31,
     1997...................................................           --             105
  Class A common shares, par value $0.01 per share; 100,000
     shares authorized; 14,873 and 14,794 shares issued at
     September 30, 1998 and December 31, 1997,
     respectively...........................................          149             148
  Class B common shares, par value $0.01 per share; 100,000
     shares authorized; 31,411 and 27,201 shares issued at
     September 30, 1998 and December 31, 1997,
     respectively...........................................          314             272
  Additional paid-in capital................................    1,618,227       1,599,229
  Accumulated other comprehensive income....................       17,496           9,993
  Retained earnings.........................................      590,630         452,440
  Treasury shares, at cost: Class A common shares - 42;
     Class B common shares - 728............................      (43,954)             --
                                                               ----------      ----------
          Total shareholders' equity........................    2,182,862       2,062,187
                                                               ----------      ----------
                                                               $4,347,715      $4,867,958
                                                               ==========      ==========

See accompanying notes.

                        PACIFICARE HEALTH SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Revenue:
  Commercial premiums.......................................  $  969,575   $1,006,239
  Government premiums (Medicare and Medicaid)...............   1,402,638    1,382,399
  Other income..............................................      28,684       12,717
                                                              ----------   ----------
          Total operating revenue...........................   2,400,897    2,401,355
                                                              ----------   ----------
Expenses:
Health care services:
  Commercial services.......................................     802,849      867,337
  Government services.......................................   1,206,475    1,183,652
                                                              ----------   ----------
          Total health care services........................   2,009,324    2,050,989
                                                              ----------   ----------
Marketing, general and administrative expenses..............     268,235      271,663
Amortization of goodwill and intangible assets..............      19,543       21,295
Disposition charges.........................................      15,644           --
Office of Personnel Management charge.......................       3,776           --
                                                              ----------   ----------
Operating income............................................      84,375       57,408
Net investment income.......................................      29,193       22,196
Interest expense............................................     (13,828)     (18,069)
                                                              ----------   ----------
Income before income taxes..................................      99,740       61,535
Provision for income taxes..................................      46,509       30,767
                                                              ----------   ----------
Net income..................................................  $   53,231   $   30,768
                                                              ==========   ==========
Preferred dividends.........................................          --       (2,629)
                                                              ----------   ----------
Net income available to common shareholders.................  $   53,231   $   28,139
                                                              ==========   ==========
Basic earnings per share....................................  $     1.17   $     0.67
                                                              ==========   ==========
Diluted earnings per share..................................  $     1.16   $     0.67
                                                              ==========   ==========

See accompanying notes.

                        PACIFICARE HEALTH SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Revenue:
  Commercial premiums.......................................  $2,891,561   $2,759,127
  Government premiums (Medicare and Medicaid)...............   4,205,669    3,831,597
  Other income..............................................      81,876       35,334
                                                              ----------   ----------
          Total operating revenue...........................   7,179,106    6,626,058
                                                              ----------   ----------
Expenses:
Health care services:
  Commercial services.......................................   2,405,952    2,367,428
  Government services.......................................   3,626,931    3,280,934
                                                              ----------   ----------
          Total health care services........................   6,032,883    5,648,362
                                                              ----------   ----------
Marketing, general and administrative expenses..............     826,212      753,090
Amortization of goodwill and intangible assets..............      57,444       53,855
Disposition charges.........................................      15,644           --
Office of Personnel Management charge.......................       3,776           --
                                                              ----------   ----------
Operating income............................................     243,147      170,751
Net investment income.......................................      78,347       60,249
Interest expense............................................     (48,259)     (46,483)
                                                              ----------   ----------
Income before income taxes..................................     273,235      184,517
Provision for income taxes..................................     129,787       92,258
                                                              ----------   ----------
Net income..................................................  $  143,448   $   92,259
                                                              ==========   ==========
Preferred dividends.........................................      (5,258)      (6,163)
                                                              ----------   ----------
Net income available to common shareholders.................  $  138,190   $   86,096
                                                              ==========   ==========
Basic earnings per share....................................  $     3.20   $     2.15
                                                              ==========   ==========
Diluted earnings per share..................................  $     3.12   $     2.11
                                                              ==========   ==========

See accompanying notes.

                        PACIFICARE HEALTH SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1998        1997
                                                              --------   -----------
                                                                  (IN THOUSANDS)
Operating activities:
     Net income.............................................  $143,448   $    92,259
     Adjustments to reconcile net income to net cash used in
      operating activities:
          Amortization of goodwill and intangible assets....    57,444        53,855
          Depreciation and amortization.....................    35,119        36,127
          Disposition charges...............................    15,644            --
          Deferred income taxes.............................    10,681        (2,399)
          Loss on disposal of property, plant and
            equipment.......................................     4,444         4,227
          Office of Personnel Management charge.............     3,776            --
          Provision for doubtful accounts...................     2,608         2,212
          Other noncash items...............................       (20)           --
          Changes in assets and liabilities, net of effects
            from acquisitions:
               Receivables..................................    15,308       (17,152)
               Prepaid expenses and other assets............    26,638         7,085
               Medical claims and benefits payable..........   (53,700)        4,460
               Accounts payable and accrued liabilities.....   114,346       (96,614)
               Unearned premium revenue.....................  (454,877)     (215,977)
                                                              --------   -----------
          Net cash flows used in operating activities.......   (79,141)     (131,917)
                                                              --------   -----------
Investing activities:
     (Purchase) sale of marketable securities...............  (117,759)       38,743
     Proceeds from the sale of property, plant and
      equipment.............................................    31,318            --
     Purchase of property, plant and equipment..............   (28,519)      (48,201)
     Purchase of marketable securities - restricted.........    (7,993)      (11,982)
     Acquisitions, net of cash acquired.....................      (750)     (982,379)
                                                              --------   -----------
          Net cash flows used in investing activities.......  (123,703)   (1,003,819)
                                                              --------   -----------
Financing activities:
     Principal payments on long-term debt...................  (290,117)     (180,821)
     Repurchase of common stock.............................   (44,658)           --
     Proceeds from long-term borrowing, net of expenses.....    30,000     1,107,783
     Proceeds from issuance of common and treasury stock....    14,117        41,537
     Cash dividends paid to preferred shareholders..........    (5,258)       (6,163)
     Redemption of preferred stock..........................      (410)           --
     Capitalization of Talbert..............................        --       (67,000)
     Proceeds from sale of Talbert stock....................        --        59,598
                                                              --------   -----------
          Net cash flows (used in) provided by financing
            activities......................................  (296,326)      954,934
                                                              --------   -----------
Net decrease in cash and equivalents........................  (499,170)     (180,802)
Beginning cash and equivalents..............................   680,674       367,748
                                                              --------   -----------
Ending cash and equivalents.................................  $181,504   $   186,946
                                                              ========   ===========

See accompanying notes.

                        PACIFICARE HEALTH SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                               1998        1997
                                                              -------   ----------
                                                                 (IN THOUSANDS)
Supplemental cash flow information:
  Cash paid during the period for:
     Income taxes...........................................  $ 8,163   $  109,768
     Interest...............................................  $44,737   $   40,710
Supplemental schedule of noncash investing and financing
  activities:
     Tax benefit realized upon exercise of stock options....  $ 4,935   $   17,488
     Compensation awarded in Class B Common Stock...........  $   998   $      721
Details of businesses acquired in purchase transactions:
  Fair value of assets acquired.............................  $   750   $3,365,674
  Liabilities assumed or created............................       --   (1,172,910)
  Preferred and common consideration........................       --   (1,163,595)
                                                              -------   ----------
  Cash paid for acquisitions................................      750    1,029,169
  Cash acquired in acquisitions.............................       --      (46,790)
                                                              -------   ----------
  Net cash paid for acquisitions............................  $   750   $  982,379
                                                              =======   ==========
Details of accumulated other comprehensive income:
  Change in marketable securities...........................  $11,930   $    6,581
  Less change in deferred income taxes......................   (4,427)      (1,102)
                                                              -------   ----------
  Change in shareholders' equity............................  $ 7,503   $    5,479
                                                              =======   ==========

See accompanying notes.

                        PACIFICARE HEALTH SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     PacifiCare Health Systems, Inc. (the "Company" or "PacifiCare") is one of the leading health care services companies in the United States, serving approximately 3.6 million members in the commercial, Medicare and Medicaid lines of business. Following the rules and regulations of the Securities and Exchange Commission ("SEC"), PacifiCare has omitted footnote disclosures that would substantially duplicate the disclosures contained in the annual audited financial statements. These unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and the notes included in PacifiCare's December 31, 1997 Annual Report on Form 10-K, filed with the SEC in March 1998.

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, needed to present fairly the financial results for these interim periods. The results of operations presented for the interim periods are not necessarily indicative of the results for a full year.

NOTE 2 - ACQUISITIONS AND DISPOSITIONS

     On September 30, 1998, PacifiCare sold the outstanding common stock of its Utah HMO subsidiary to Elan Health Partners, LLC, a Utah limited liability company. The Utah HMO will operate as Altius Health Plans. Under the terms of the stock purchase agreement, PacifiCare guaranteed the buyer that the Utah HMO would have a minimum net equity of $10 million based on the audited values of the assets acquired and liabilities assumed on the closing date. On October 31, 1998, the Company sold its workers' compensation subsidiary to HIH America Compensation & Liability Insurance Company. The Company recognized pretax charges of approximately $15 million ($8 million or $0.18 diluted loss per share, net of tax) for the disposition of its Utah HMO and workers' compensation subsidiaries. The workers' compensation company will be excluded from the Company's consolidated results of operations and financial position in the fourth quarter.

     In February 1997, PacifiCare acquired FHP International Corporation ("FHP"). Because this acquisition was accounted for as a purchase, total consideration of approximately $2.2 billion was allocated to the assets acquired and liabilities assumed based on estimates of their fair values. The fair values of the assets acquired and liabilities assumed were $0.9 billion and $1.1 billion, respectively. A total of $2.4 billion, net of related deferred taxes, representing the excess of the purchase price over the estimated fair values of the net assets acquired, was allocated to goodwill and other acquired intangible assets and is being amortized over a four to 40 year period.

     In February 1997, PacifiCare sold the outstanding common stock of its Florida subsidiary, at which time the buyer assumed the daily operations. The sales price, which approximated net book value, totaled $9 million. The close of the sale was completed in July 1997 when PacifiCare received regulatory approval from the state of Florida.

     The pro forma information below presents combined results of operations as if the sales of the Utah and Florida subsidiaries and the FHP acquisition had occurred at the beginning of 1997. This information reflects PacifiCare's actual operating results before these transactions, plus adjustments for interest expense, goodwill amortization and income taxes. No adjustment was made to give effect to synergies that may be realized as a

                        PACIFICARE HEALTH SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1998

                                  (UNAUDITED)

result of the FHP acquisition. Because the sale of the workers' compensation subsidiary is not material to the Company's results of operations, it is not included in the pro forma information below.

                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                -----------------------    -----------------------
                                                   1998         1997          1998         1997
                                                ----------   ----------    ----------   ----------
                                                                   (UNAUDITED)
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total operating revenue.......................  $2,354,055   $2,333,125    $7,025,582   $7,021,032
Pretax income.................................  $  120,238   $   71,199    $  308,353   $  197,003
Net income....................................  $   65,489   $   36,736    $  164,449   $   96,865
Basic earnings per share......................  $     1.43   $     0.81    $     3.69   $     2.18
Diluted earnings per share....................  $     1.42   $     0.80    $     3.57   $     2.10

NOTE 3 - LONG-TERM DEBT

     PacifiCare has a $1.5 billion credit facility under which it had $650 million in borrowings outstanding as of September 30, 1998. The terms of this facility require a mandatory step-down payment schedule that begins on January 1, 1999 and ends on January 1, 2002 if the principal balance exceeds certain thresholds. Because the current balance is $650 million, no step-down payments are required until the final maturity date on January 1, 2002. Interest under the credit facility is variable and is presently based on the London Interbank Offering Rate ("LIBOR") plus a spread, except for $250 million of the outstanding balance that is covered by interest-rate swap agreements. The average fixed interest rate PacifiCare pays on the existing swap agreements is approximately six percent. The terms of the credit facility contain various covenants usual for financing of this type, including a minimum net worth requirement, a minimum fixed charge requirement, leverage ratios and limits on the amount of treasury stock that may be purchased by the Company. At September 30, 1998, PacifiCare was in compliance with all such covenants. PacifiCare also has $100 million in senior notes outstanding that were assumed in the FHP acquisition. These notes carry an interest rate of seven percent, are payable semiannually and mature on September 15, 2003.

NOTE 4 - SHAREHOLDERS' EQUITY

     On May 22, 1998, PacifiCare announced the redemption of its 10,517,044 shares of Series A Preferred Stock. All but 15,604 shares of the Series A Preferred Stock were converted into 3,929,503 shares of Class B Common Stock as of the June 23, 1998 redemption date. The conversion ratio was one share of Series A Preferred Stock to 0.37419548 of a share of Class B Common Stock. The shares not converted were redeemed in cash for $25.77 per share, including accrued and unpaid dividends of approximately $0.02 per share, or $0.4 million in the aggregate. During the nine months ended September 30, 1998, PacifiCare paid approximately $5 million in dividends to its preferred shareholders.

     In January 1998, PacifiCare's board of directors approved a plan to repurchase shares of the Company's outstanding common stock. PacifiCare has and may continue to repurchase its outstanding common stock using cash flows from operations and additional borrowings under the credit facility. The terms of the credit facility permit PacifiCare to repurchase up to $500 million of its outstanding common stock. Shares repurchased have been and will be reissued for PacifiCare's employee benefit plans or for other corporate purposes. See "Liquidity and Capital Resources."

NOTE 5 - CONTINGENCIES

     OPM. In September 1998, a pretax charge of approximately $4 million ($2 million, or $0.04 diluted loss per share, net of tax) was recognized to increase reserves in anticipation of negotiations relating to potential

                        PACIFICARE HEALTH SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1998

                                  (UNAUDITED)

governmental claims for contracts with the United States Office of Personnel Management ("OPM"). The Company's HMO subsidiaries have commercial contracts with OPM to provide managed health care services to members under the Federal Employees Health Benefit Program ("FEHBP") for federal employees, annuitants and their dependents. In the normal course of business, OPM audits health plans with which it contracts to, among other things, verify that the premiums calculated and charged to OPM are established in compliance with the best price community rating guidelines established by OPM. OPM typically audits plans once every five or six years, and each audit covers the prior five or six year period. Depending on the type of contract the Company has with OPM, OPM will audit one or more health plans at the same time. While the government's initial on-site audits are usually followed by a post-audit briefing in which the government indicates its preliminary results, final resolution and settlement of the audits have historically taken a minimum of three to five years. In connection with the sale of its health plans in New Mexico, Illinois and Utah, the Company has agreed to indemnify the buyers for potential OPM liabilities that relate to the years in which the Company owned these plans.

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

     Legal Proceedings. As previously reported, a securities class action lawsuit was brought on behalf of all purchasers of PacifiCare stock between February 14, 1997 and November 24, 1997. The complaint accuses the Company and certain of its officers and directors (collectively, the "defendants") of making false and misleading statements about the cost savings and synergies resulting from the FHP acquisition. Plaintiffs also claim the Company made fraudulent earnings forecasts for 1997 and 1998, and misstated its financial results for the first, second and third quarters of 1997. The complaint alleges violations of certain provisions of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On May 11, 1998, the defendants filed a motion to dismiss the entire complaint under the Private Securities Litigation Reform Act of 1995. No discovery has been taken and all discovery has been stayed pending the resolution of defendants' motion to dismiss. The Company believes it has good defenses to these claims and is contesting them vigorously.

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

                        PACIFICARE HEALTH SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1998

                                  (UNAUDITED)

NOTE 6 - EARNINGS PER SHARE

     The denominators for the calculation of basic and diluted earnings per share for the periods indicated are determined as follows:

                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,          SEPTEMBER 30,
                                                         ------------------     ------------------
                                                          1998       1997        1998       1997
                                                         -------    -------     -------    -------
                                                                      (IN THOUSANDS)
Shares outstanding at the beginning of the period......  45,794     41,886      41,995     31,301
Weighted average number of shares issued:
     Conversion of Series A Preferred Stock............      --         --       1,440         --
     Treasury stock acquired, net of shares reissued...    (156)        --        (467)        --
     Exercise of stock options.........................      18         18         208        639
     FHP acquisition...................................      --         --          --      8,095
                                                         ------     ------      ------     ------
Denominator for basic earnings per share...............  45,656     41,904      43,176     40,035
Assumed conversion of Series A Preferred Stock.........      --      3,955       2,490      3,303
Employee stock options and other dilutive potential
  common shares........................................     375        321         354        459
                                                         ------     ------      ------     ------
Denominator for diluted earnings per share.............  46,031     46,180      46,020     43,797
                                                         ======     ======      ======     ======

NOTE 7 - ADOPTION OF NEW ACCOUNTING STANDARDS

     Comprehensive Income - As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income represents PacifiCare's net income plus changes in its equity, other than those changes resulting from investments by and distributions to PacifiCare's shareholders. Such changes include unrealized gains or losses on the Company's available-for-sale securities. PacifiCare's comprehensive income totaled $62 million and $151 million for the three and nine months ended September 30, 1998, respectively, and $36 million and $98 million for the three and nine months ended September 30, 1997, respectively.

     Internal-Use Software - In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires that certain internal and external costs associated with the purchase or development of internal-use software be capitalized rather than expensed. The Company's adoption of SOP No. 98-1 as of January 1, 1998 did not have a material effect on results of operations for the three and nine months ended September 30, 1998. Capitalized software costs are included in property, plant and equipment and are being amortized using the straight-line method over estimated useful lives ranging from three to five years.

NOTE 8 - FUTURE APPLICATION OF ACCOUNTING STANDARDS

     Segment Reporting - SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes new standards for reporting operating segments of publicly held companies in annual and interim financial statements. Its guiding principle is the "management approach." This approach requires companies to present segment information externally the same way management uses financial data internally to make operating decisions and assess performance. Under SFAS No. 131, public companies will report financial and descriptive information about their operating segments. PacifiCare will adopt SFAS No. 131 in 1998, with the first disclosure in its 1998 Annual Report on Form 10-K.

                        PACIFICARE HEALTH SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1998

                                  (UNAUDITED)

     Derivatives - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at their fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective for the Company's financial statements beginning January 1, 2000, although early adoption is permitted. The Company believes that the adoption of this statement will not have a material impact to the Company's financial position or results of operations.

                         PART I: FINANCIAL INFORMATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table presents HMO membership data by state and by consumer type as of the dates indicated. Due to the sale of the Utah HMO subsidiary on September 30, 1998, Utah membership will not be included in the table after October 1, 1998.

                                        AT SEPTEMBER 30, 1998                  AT SEPTEMBER 30, 1997
                                 ------------------------------------   ------------------------------------
                                              GOVERNMENT                             GOVERNMENT
                                               (MEDICARE                              (MEDICARE
                                                   &                                      &
        MEMBERSHIP DATA          COMMERCIAL    MEDICAID)      TOTAL     COMMERCIAL    MEDICAID)      TOTAL
        ---------------          ----------   -----------   ---------   ----------   -----------   ---------
Arizona........................    105,900       87,800       193,700     107,000        88,700      195,700
California.....................  1,570,000      596,300     2,166,300   1,673,900       622,900    2,296,800
Colorado.......................    299,400       57,200       356,600     281,500        51,700      333,200
Guam...........................     39,500           --        39,500      42,700            --       42,700
Nevada.........................     43,900       25,000        68,900      40,700        23,900       64,600
Ohio...........................     45,400       15,400        60,800      54,300        12,200       66,500
Oklahoma.......................     97,600       26,800       124,400     110,300        26,100      136,400
Oregon.........................    116,200       39,200       155,400     117,600        40,900      158,500
Texas..........................    135,000       67,300       202,300     131,400        69,300      200,700
Utah...........................    102,000       19,000       121,000     159,100        27,000      186,100
Washington.....................     96,600       59,800       156,400      95,600        56,900      152,500
                                 ---------      -------     ---------   ---------     ---------    ---------
          Total membership.....  2,651,500      993,800     3,645,300   2,814,100     1,019,600    3,833,700
                                 =========      =======     =========   =========     =========    =========

                                                              THREE MONTHS        NINE MONTHS
                                                                  ENDED              ENDED
                                                              SEPTEMBER 30       SEPTEMBER 30
                                                              -------------      -------------
                    OPERATING STATISTICS                      1998     1997      1998     1997
                    --------------------                      ----     ----      ----     ----
Medical care ratio (health care services as a percent of
  premium revenue):
     Consolidated...........................................  84.7%    85.9%     85.0%    85.7%
     Commercial.............................................  82.8%    86.2%     83.2%    85.8%
     Government (Medicare and Medicaid).....................  86.0%    85.6%     86.2%    85.6%
Marketing, general and administrative expenses as a percent
  of operating revenue......................................  11.2%    11.3%     11.5%    11.4%
Operating income as a percent of operating revenue..........   3.5%     2.4%      3.4%     2.6%
Effective tax rate..........................................  46.6%    50.0%     47.5%    50.0%

                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998
                               COMPARED WITH THE
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

OVERVIEW

     PacifiCare is one of the leading managed health care services companies in the United States, with HMOs in 10 states and Guam serving approximately 3.6 million members in the commercial, Medicare, Medicaid and individual markets. PacifiCare owns the nation's largest Medicare Risk program, Secure Horizons, and provides specialty managed health care products and services through additional subsidiaries.

     Total operating revenue was flat for the three months ended September 30, 1998, compared to the same period in the prior year. Premiums declined one percent with membership losses substantially offset by premium rate increases. Total operating revenue increased eight percent for the nine months ended September 30, 1998 compared to the same period in 1997, primarily because 1998 includes six more weeks of FHP results compared to 1997. The 1997 results included the results of operations of FHP from February 14, 1997 (see Note 2 of the Notes to Condensed Consolidated Financial Statements). Other income increased 126 percent and 132 percent for the three and nine months ended September 30, 1998, respectively, compared to the same periods in the prior year, due primarily to increased revenues from the Company's Prescription Solutions, Secure Horizons USA and PacifiCare Behavioral Health subsidiaries.

     In July 1998, PacifiCare announced its intention to sell its Utah HMO and workers' compensation subsidiaries. The Utah HMO subsidiary was sold on September 30, 1998, and the sale of the workers' compensation subsidiary occurred on October 31, 1998. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

     Total HMO membership decreased five percent to approximately 3.6 million members at September 30, 1998, from approximately 3.8 million members at September 30, 1997, with the majority of the decrease in California and Utah. The membership declines are consistent with the Company's shift in strategic focus from rapid growth to improved margin performance. The Company has emphasized renewing commercial contracts with sufficient price increases to improve gross margin. In addition, the Company has exited certain geographic areas where commercial and government premiums are insufficient to support the cost of health care in that area.

     Commercial premiums decreased four percent, or $37 million for the three months ended September 30, 1998, compared to the same period in the prior year. The specialty product companies contributed $20 million of the decline due to the exit of unprofitable indemnity and workers' compensation products. Commercial HMO premium rate increases of approximately five percent increased premiums by $38 million. Increased premium rates led to membership losses that decreased premiums by $55 million, for a net commercial HMO premium decrease of $17 million.

     Commercial premiums for the nine months ended September 30, 1998 increased five percent over the same period in the prior year due to a full nine months of FHP results being included in 1998 compared to seven and one-half months in the prior year. The inclusion of an additional six weeks of results in 1998 from the FHP acquisition increased commercial premiums by $231 million. In addition, premium rate increases of approximately three percent contributed to a six percent membership decrease for the nine months ended September 30, 1998 compared to the same period in the prior year.

     Government premiums increased $20 million and $374 million for the three and nine months ended September 30, 1998, respectively, compared to the same periods in the prior year. The inclusion of an additional six weeks of results in 1998 from the FHP acquisition increased government premiums by $301 million for the nine months ended September 30, 1998. Premium rate increases that averaged approximately four percent increased premiums by $59 million and $167 million for the three and nine months ended September 30, 1998, respectively. Membership disenrollments attributable to the Company's exit of certain rural geographic areas and its Medicaid lines of business in California and Florida resulted in premium decreases of $39 million and $94 million for the third quarter and year to date, respectively.

     The consolidated medical care ratio (health care services as a percent of premium revenue) decreased for the three and nine months ended September 30, 1998, compared to the same periods in the prior year. For the quarter, the decrease was due to improved provider agreements and favorable commercial pricing. Year to date, the improvements in the medical care ratio were partially offset by increased provider insolvency reserves, principally recorded in the second quarter for, but not limited to, the bankruptcy of FPA Medical Management, Inc. ("FPA"), one of the Company's contracted health care providers. In July 1998, FPA declared bankruptcy and the Company terminated all FPA contracts. FPA served approximately 200,000 members in Arizona, California, Nevada and Texas. The provider insolvency reserves include the estimated cost of unpaid health care claims in certain markets that were covered by FPA capitation and reserves for receivables due from FPA. The second quarter provider insolvency reserves were partially offset by unrelated favorable provider settlements because the Company periodically makes changes in provider settlements as certain prior year contract issues are resolved. Provider insolvency reserves recorded in the third quarter were not material.

     The commercial medical care ratio decreased for the three and nine months ended September 30, 1998 compared to the same periods in the prior year. The decrease in the commercial medical care ratio was due to improved provider agreements, a favorable premium pricing environment and improved performance from the specialty product companies.

     The government medical care ratio increased for the three and nine months ended September 30, 1998, compared to the same periods in the prior year. The third quarter increase was primarily due to higher prescription drug costs and a shift to noncapitated provider contracts for Medicare members no longer under FPA contracts. For the nine months ended September 30, 1998, net provider reserves recognized in the second quarter, combined with higher prescription drugs and higher costs for areas previously capitated under FPA contracts, increased the government medical care ratio.

     As a percentage of operating revenue, marketing, general and administrative expenses for the three and nine months ended September 30, 1998 were comparable to the same periods in the prior year. The Company continues to realize the benefits of restructuring and a full year of synergies as a result of the FHP acquisition.

     The Company recognized pretax charges for the three and nine months ended September 30, 1998 totaling $19 million ($10 million or $0.22 diluted loss per share, net of tax). These charges included approximately $15 million ($8 million or $0.18 diluted loss per share, net of tax) for the disposition of the Company's Utah HMO and workers' compensation subsidiaries and approximately $4 million ($2 million, or $0.04 diluted loss per share, net of tax) for potential OPM claims. See Notes 2 and 5 of the Notes to Condensed Consolidated Financial Statements.

     Net investment income increased approximately 32 percent and 30 percent for the three and nine months ended September 30, 1998, respectively, compared to the same periods in the prior year. These increases were primarily due to gains on sales of marketable securities experienced throughout 1998 and more efficient investment through account consolidation. Interest expense decreased approximately 24 percent for the three months ended September 30, 1998, compared to the same period in the prior year, primarily due to reductions in principal amounts outstanding on the Company's credit facility. The four percent increase in interest expense for the nine months ended September 30, 1998, compared to the same period in the prior year, resulted from the borrowings used to finance the FHP acquisition being outstanding for six weeks longer in 1998.

     The effective income tax rates were approximately 46.6 and 47.5 percent for the three and nine months ended September 30, 1998, respectively, compared to
50.0 percent for both periods in the prior year. This decrease was due to nondeductible goodwill amortization comprising a smaller percentage of taxable income than in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated cash, equivalents and marketable securities decreased $369 million to $1.2 billion at September 30, 1998, from $1.5 billion at December 31, 1997. The decrease primarily reflects the impact of timing differences in the receipt of the January 1998 advance Medicare payment from HCFA and the paydown of principal on long term debt. Cash flows provided by operations, excluding the impact of the unearned revenue, primarily the advance Medicare payment, were $376 million and were primarily attributable to changes in liabilities. The increase in accounts payable and accrued liabilities was primarily due to timing differences for income taxes and the increase in OPM and disposition reserves. The decrease in medical claims and benefits payable related to reduced specialty product company reserves due to the discontinuation of unprofitable products, a significant reduction in the claims backlog and continued renegotiation of provider contracts into capitated arrangements.

     Net cash used in investing activities was $124 million and $1.0 billion for the nine months ended September 30, 1998 and 1997, respectively. In 1998 cash was used primarily to purchase marketable securities, and in 1997 cash was used primarily to acquire FHP.

     Net cash used in financing activities was $296 million for the nine months ended September 30, 1998, while financing activities provided $955 million for the nine months ended September 30, 1997. In January 1998, the Company's board of directors approved a plan to repurchase shares of the Company's equity instruments. During 1998, the Company borrowed $30 million under its credit facility to repurchase shares of its common stock. As of September 30, 1998, the Company had repurchased 784,000 shares of its Class A and Class B Common Stock for an aggregate amount of $45 million (see Note 4 of the Notes to Condensed Consolidated Financial Statements). To date, the Company has borrowed $1.2 billion under the credit facility to finance the acquisition of FHP and other activities. The Company repaid $290 million and $181 million during the nine months ended September 30, 1998 and 1997, respectively, of total borrowings. The issuance of common and treasury stock provided cash in 1998 and 1997 of $14 million and $42 million, respectively. The Company paid approximately $5 million and $6 million of preferred stock dividends in 1998 and 1997, respectively. In the first quarter of 1997, the Company made capital contributions totaling $67 million to Talbert Medical Management Corporation, a former subsidiary of FHP. In the second quarter of 1997, the Company received $60 million from the sale of Talbert stock.

NEW ACCOUNTING PRONOUNCEMENTS

     See Notes 7 and 8 of the Notes to Condensed Consolidated Financial Statements for a discussion of new accounting standards and future application of accounting standards.

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

FORWARD LOOKING INFORMATION UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

     Membership and Premiums. The Company's membership for the year ended December 31, 1998 is expected to decline in the commercial program from 1997. In accordance with the Company's shift in strategic focus from rapid growth to improved margin performance, the Company's emphasis is on renewing employer contracts with sufficient price increases to improve gross margin. In addition to pricing increases, the

Company has or intends to exit certain geographical areas where the premiums are insufficient to support the cost of health care in that area. Increased competition and the disposition of its Utah subsidiary, which currently has approximately 102,000 commercial members, will also contribute to the expected decline. The trend is expected to reverse in 1999. The Company plans to implement commercial price increases ranging from zero to 12 percent in all markets in 1999. Despite price increases and excluding the effects of the Company's dispositions, preliminary marketing efforts in the fourth quarter indicate positive growth in 1999 commercial membership compared to 1998.

     Government membership is expected to decrease in 1998 as compared to 1997, partially due to the membership attrition experienced to date related to the migration of FHP senior members into the Company's benefit structures and the combined provider network. Membership losses are also expected in certain geographical markets where health care costs outpace the Medicare reimbursement. Additionally, the Utah disposition will result in a decrease of approximately 19,000 government members. By the end of 1999, government membership is expected to be comparable to or slightly higher than 1998. The Company expects an increase as it focuses on expanding its membership retention programs and targeting group retiree members. The Company also expects increases as certain competitors exit markets in which Secure Horizons will remain. This may be partially offset by membership decreases as the Company anticipates exiting certain rural markets. Based on information received from HCFA, the Company anticipates Medicare premium rate increases averaging two percent beginning January 1, 1999.

     An unforeseen loss of profitable membership could have a material adverse effect on the Company. Factors that could contribute to the loss of membership include failure to obtain new customers or to retain existing customers, effect of premium increases, reductions in work force by existing customers, adverse publicity and news coverage, inability to carry out marketing and sales plans, or the loss of key executives or key employees.

     Health Care Provider Contracts. The Company's profitability depends, in part, on its ability to maintain effective control over health care costs while providing members with quality care. Because the majority of the Company's Nevada members have been shifted to fee-for-service providers, obtaining capitated arrangements with providers for that market will be important to improve 1999 results of operations. Securing cost-effective contracts with existing and new physician groups is more difficult due to increased competition. The negotiation of provider contracts, generally as of January 1, may be impacted by adverse state and federal legislation and regulation discussed below. Failure to secure cost-effective contracts may result in a loss in membership or a higher medical care ratio. The Company's inability to contract with providers, loss of contracts with providers, inability of providers to provide adequate care or insolvency of providers could materially and adversely affect the Company. These contracting and insolvency risks include, among others; a loss of membership; the occurrence of additional expenses to meet the requirement to continue to arrange for health care and other services for members; the inability to obtain reimbursement due the Company from providers; the expenditure of additional funds to maintain adequate provider networks; and the assertion of claims by third parties against the Company. Based on current information, including claims information received from FPA, the Company believes that its contingency plans and the financial reserves it has established are adequate to cover the potential impact of the FPA contract terminations and bankruptcy. The effect of these risks and the need for additional provider reserves could have a material adverse effect on the results of operations or cash flows of a future quarter. The Company believes, however, that such reserves would not materially affect the Company's consolidated financial position.

     Commercial Medical Care Ratio. For the year ended December 31, 1998, the commercial medical care ratio is expected to be lower than 1997. The Company expects improvements as it continues to renegotiate provider contracts and implement capitated contracts and price increases. Moreover, higher premium rates offered during renewal periods should continue to result in the elimination of some high medical care ratio business. Finally, the commercial medical care ratio should improve as a result of the Utah disposition. In 1999 the Company expects the commercial medical care ratio to be consistent with or improve slightly from the current year. Higher premium rates are expected for 1999 employer contract renewals. The Company also plans to continue to renegotiate provider contracts and exit certain geographical areas where price increases do not cover the cost of health care.

     Government Medical Care Ratio. For the year ended December 31, 1998 the Company expects the government medical care ratio to be comparable to the ratio experienced in the first nine months of 1998, but overall, anticipates that the medical care ratio for the full year will be higher than the ratio reported for the year ended December 31, 1997. The implementation of Medicare reform provisions that curtail program spending and allow the entry of new forms of competitor plans could increase competitive pressures (see Legislation and Regulation below). The Company should also experience improvement in the government medical care ratio with the exit of certain product lines and geographic markets including the Utah disposition. The Company expects the government medical care ratio in 1999 to remain flat or slightly increase from 1998. Any price increases and recontracting efforts are expected to be offset by increases in capitation and non-capitated costs.

     Medical Care Risk Factors. The commercial and government medical care ratio expectations discussed above could be affected by various uncertainties, including increases in medical and prescription drug costs that have been escalating faster than premium increases in recent years, increases in utilization and costs of medical services and the effect of actions by competitors or groups of providers, termination of provider contracts or renegotiations of such contracts at less cost-effective rates or terms of payment.

     Other Income. Compared to 1997, other income for 1998 is expected to increase substantially due to improvements in the Company's Prescription Solutions, PacifiCare Behavioral Health and Secure Horizons USA subsidiaries. For the quarter ended December 31, 1998, other income is expected to be comparable to or slightly less than the quarter ended September 30, 1998 as the Company's Secure Horizons USA consulting agreement revenues from existing customers decline. In 1999, the Company expects other income to be lower than 1998 because of the lower Secure Horizons USA revenues as well as the discontinuation of certain rental income streams that will not recur in 1999.

     Marketing, General and Administrative Expense. As a percentage of operating revenue, marketing, general and administrative expenses are expected to be slightly higher for the three months ended December 31, 1998 compared to the three months ended September 30, 1998, due to increased marketing costs of open enrollment. Marketing, general and administrative expenses as a percentage of operating revenue in 1998 are expected to be comparable to or slightly lower than 1997. The Company expects to experience additional costs related to upgrading and converting information systems to maintain and enhance the Company's competitive edge in information technology, some of which do not qualify for capitalization. These additional costs are expected to be partially offset as the Company realizes the benefits of restructuring and a full year of synergies as a result of the FHP acquisition. In 1999, marketing, general and administrative expenses as a percentage of operating revenue are expected to decline because the Company expects to continue to realize additional synergies as the effect of final conversion from FHP's legacy systems to PacifiCare's systems for its California HMO, which was completed in June 1998, will be realized. Marketing, general and administrative expenses could be adversely impacted by the need for additional advertising, marketing, administrative, or management information systems expenditures and the inability to carry out marketing and sales plans.

     Impairment of Long-Lived Assets. The Company assesses the recoverability of its long-lived assets (including goodwill and intangibles) whenever adverse events or changes in circumstances or the business climate indicate that expected undiscounted future cash flows for individual business units may not be sufficient to support the recorded asset. Throughout 1998, the Company has continued to monitor its existing operations with no indication of material impairment of existing assets. The Company believes that any future impairment would not materially affect the Company's consolidated financial position. However, the impairment charges could have a material adverse effect on the results of operations or cash flows.

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

     When the program was first established in 1996, the Company focused on existing systems and did not contemplate acquisitions of other companies. The total estimated cost to make the Company's pre-FHP core legacy system Year 2000 compliant is $6 million, with the majority of this expense already incurred. The Company expects this core legacy system to be Year 2000 compliant by the end of 1998.

     With the February 1997 FHP acquisition, the original integration plan required the Arizona, Colorado, Nevada and Ohio HMOs to shift to the Company's legacy systems throughout 1998 and 1999 as the providers moved to capitation arrangements. In the second quarter of 1998, it was determined that while some providers in these markets had successfully been contracted under capitation arrangements, these provider networks did not have sufficient infrastructure to administer the claims under a fully delegated capitated arrangement. Therefore, these HMOs would need to continue to administer claims on behalf of providers. Because the FHP legacy systems function more robustly than the Company's legacy systems for non-delegated delivery systems, the Company decided to maintain the FHP legacy systems. The Company is in the process of finalizing a detailed project plan for modifying the FHP legacy systems to be Year 2000 compliant in phases during 1999. Based upon an outside consultant's recommendations and internal analysis, the Company estimates that the total cost to make the FHP legacy system Year 2000 compliant ranges from $5 to $8 million. The Company is currently developing contingency plans in the event the former FHP system cannot be made Year 2000 compliant on a timely basis. If the Company is not able to correct all Year 2000 problems on a timely basis, there could be a material adverse effect to the Company's financial position, results of operations or cash flows.

     The Company is also contacting business associates such as its third party vendors, provider and hospital networks, business partners, contractors and service providers, including HCFA, to assess their level of readiness. In some cases, the Company is seeking reasonable assurances with respect to Year 2000 compliance. The Company's priority is to assess the readiness of its providers with delegated responsibility and other third parties with which it electronically exchanges data or interacts. Because the Company does not control third parties' products, services or systems, the Company cannot ensure Year 2000 compliance by third parties. Business process contingency plans will be developed by June 1999 for external sources that appear to be at risk. As part of the contingency planning process, the Company will estimate the cost of implementing its contingency plans.

     If HCFA or certain other third parties experience significant failures or erroneous applications, it could have a material adverse effect on the Company's financial position, results of operations or cash flows. For example, HCFA, OPM or commercial customers' failures could cause a delay in the Company's receipt of payments from these customers, including a significant HCFA payment due in January 2000.

     The Company could also have difficulties processing Medicare and other claims within required periods, collecting accurate claims and other data on which it depends, or enrolling new members. In preparing contingency plans, the Company intends to focus on developing risk reduction strategies. However, some risks may be beyond the Company's control. Furthermore, marketing, general and administrative expenses could be adversely impacted by Year 2000 compliance expenditures.

     Finally, the Company's Year 2000 steering committee formed during the second quarter of 1998 has made progress toward its goals and internal awareness of Year 2000 issues has increased. The committee has developed a common project methodology for assessing Year 2000 readiness, developing and implementing plans to remedy non-compliant systems, testing systems and developing business contingency plans. Once the assessment process is completed, the committee will establish priorities for solving the remaining problems and continue to work on risk reduction strategies and contingency plans.

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

     Liquidity and Capital Resources. The terms of the Company's credit facility require a mandatory step-down payment schedule beginning January 1999, with final maturity on January 1, 2002 if the principal balance exceeds certain thresholds. Such terms would not require a reduction below the current $650 million outstanding principal balance until the final maturity date. The Company believes cash flows from operations, existing cash equivalents, marketable securities and other financing sources will be sufficient to meet the requirements of the credit facility and should provide sufficient liquidity for operations in the foreseeable future.

     Cash flows could be adversely affected because the Company is subject to greater operating leverage due to its higher levels of indebtedness as a result of the FHP acquisition. The Company may continue to repurchase shares of outstanding stock, resulting in the reduction of cash and equivalents or in additional borrowings on its credit facility. Additional borrowings on the credit facility may make the Company subject to earlier mandatory reduction of its outstanding balance. Additionally, should the credit facility be fully drawn, the Company's ability to make a payment on, or repayment of, its future obligations under the credit facility and $100 million of FHP senior notes assumed by the Company will be significantly dependent upon the receipt of funds from the Company's subsidiaries. These subsidiary payments represent fees for management services rendered by the Company to the subsidiaries and cash dividends by the subsidiaries to the Company. Nearly all of the subsidiaries are subject to HMO regulations or insurance regulations and may be subject to substantial supervision by one or more HMO or insurance regulators. Subsidiaries subject to regulation must meet or exceed various fiscal standards imposed by HMO or insurance regulations, which may from time to time impact the amount of funds that may be paid by subsidiaries to the Company. Additionally, from time to time, the Company advances funds, in the form of a loan or capital contribution, to its subsidiaries to assist them in satisfying state financial requirements. If a federal or state regulator has concerns about the financial position of a subsidiary, as a result of costs being incurred by such subsidiary, a regulator may impose additional financial requirements on the subsidiary which may require additional funding from the Company.

     Risk Based Capital Requirements. The National Association of Insurance Commissioners adopted risk-based capital standards which, if implemented by the states, would require new minimum capitalization limits for health care coverage provided by insurance companies, HMOs and other risk-bearing health care entities. Based on the states that have adopted the standards to date, the risk-based capital legislation is not expected to have a material impact on the consolidated financial position of the Company at December 31, 1998. Furthermore, the Company believes that cash flows from operations or, if necessary, borrowings under its credit facility, will be sufficient to fund the additional risk-based capital requirements.

     Legislation and Regulation. The Company's business is significantly affected by federal and state legislation and regulation. Almost 60 percent of the Company's revenue, and an even greater percentage of its profit, comes from its government programs, the majority of which is Medicare risk business. Changes in state and federal legislation or regulation could cause actual results to differ materially from the expected results discussed throughout this document. Changes which could have a material effect on the Company include limitations on premium levels; increases in minimum capital and reserves and other financial viability requirements; prohibition or limitation of capitated arrangements or provider financial incentives; benefit mandates (including mandatory length of stay and emergency room coverage, many of which became effective in 1998); and limitations on the ability to manage care and utilization of any willing provider and direct access laws. Legislation and regulation could also include adverse actions of governmental payors, including unilateral reduction of Medicare premiums payable; discontinuance of or limitation on governmentally funded programs; recovery by governmental payors of previously paid amounts; the inability to increase premiums or prospective or retroactive reductions to premium rates for federal employees; and adverse regulatory determinations.

     On August 5, 1997, President Clinton signed into law the Balanced Budget Act of 1997 (the "Balanced Budget Act"), which enacted numerous revisions to the Medicare program. The law replaces the existing risk contract program with a revised Medicare+Choice program (the "M+C Program"). On June 26, 1998, HCFA published interim final regulations to implement the M+C Program. The new regulations outline requirements for organizations participating in the M+C Program and establish new or expanded standards for quality assurance, beneficiary protection, coordinated open enrollment, M+C Program payments, information disclosure and provider participation. While the new regulations became effective on July 27, 1998, most provisions that affect the Company will not impact the Company until after January 1, 1999 when the Company makes the transition to the M+C Program. The Company is currently implementing processes to comply with the new M+C regulations and is evaluating the operational and financial impact that the new M+C Program will have on the Company. Compliance with and implementation of the new M+C Program regulations will increase the Company's costs associated with administering its Medicare business.

     The Balanced Budget Act also revises the formula used by HCFA to calculate payments to Medicare health plans by establishing minimum payment levels, annual increases and limiting the overall rate of payment growth. Further, the Balanced Budget Act requires HCFA to develop a risk adjusted payment methodology by March 1, 1999 and implement the methodology for payment periods beginning January 1, 2000. On September 8, 1998, HCFA announced a proposed risk adjusted payment methodology and solicited public comments on the proposal. The proposed methodology relies on hospital encounter data in order to establish a risk premium attributable to individual enrollees. If the methodology is adopted as proposed, it may have an adverse impact on the Company. The Company has provided comments to the proposed methodology and is engaged in various efforts with HCFA and others to modify the proposed methodology so that it does not create incentives for increased inpatient utilization and does not penalize health plans that have developed programs to reduce unnecessary hospitalizations. However, there can be no assurance that the Company will be successful in its efforts to obtain modification to the proposed methodology. The loss of Medicare contracts or termination or modification of the HCFA risk-based Medicare program could have a material adverse effect on the revenue, profitability and business prospects of the Company.

     Additionally, the Balanced Budget Act repeals the requirement that at least half of a Medicare health plan's enrollment be drawn from commercial contracts (the "50/50 Rule") beginning January 1, 1999, and gives the Department of Health and Human Services broad authority to waive the 50/50 Rule for certain plans beginning January 1, 1998. The Company believes that the repeal of the 50/50 Rule will allow it to develop Medicare risk programs in markets where it does not have operations through expansion of the Secure Horizons programs and affiliations between Secure Horizons USA, its Medicare risk management subsidiary, and health plans or providers in such markets.

     Legal Proceedings. As previously reported, a securities class action lawsuit, Madruga et al. v. PacifiCare Health Systems, Inc., et al. (No. SAVC-97-974 LHM, Central District of California) was brought on behalf of all purchasers of PacifiCare stock between February 14, 1997 and November 24, 1997. The complaint accuses the Company and certain of its officers and directors of making false and misleading statements about the cost savings and synergies resulting from the FHP acquisition. Plaintiffs also claim the Company made fraudulent earnings forecasts for 1997 and 1998, and misstated its financial results for the first, second and third quarters of 1997. The complaint alleges violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On May 11, 1998, the defendants filed a motion to dismiss the entire complaint under the Private Securities Litigation Reform Act of 1995. No discovery has been taken and all discovery has been stayed pending the resolution of defendants' motion to dismiss. The Company believes it has good defenses to these claims and is contesting them vigorously.

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

     Other. Results may differ materially from those projected, forecast, estimated and budgeted by the Company due to adverse results in ongoing audits or in other reviews conducted by federal or state agencies or health care purchasing cooperatives; adverse results in significant litigation matters; and changes in interest rates causing changes in interest expense and net investment income.

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     No changes.

ITEM 2: CHANGES IN SECURITIES

     None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5: OTHER INFORMATION

     None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibit Index

        Exhibit 10.1 Employment Agreement dated as of June 15, 1998, between the Company and Robert B. Stearns.

        Exhibit 27     Financial Data Schedule (filed electronically).

     b) On October 7, 1998, the Company filed a Form 8-K announcing the September 30, 1998 sale of its Utah subsidiary.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        PACIFICARE HEALTH SYSTEMS, INC.
                                  (Registrant)

Date:             November 6, 1998               By:            /s/  ALAN R. HOOPS
       ----------------------------------------       -----------------------------------
                                                                  Alan R. Hoops
                                                                    President,
                                                             Chief Executive Officer
                                                                   and Director


Date:             November 6, 1998               By:          /s/  ROBERT B. STEARNS
       ----------------------------------------       -----------------------------------
                                                                Robert B. Stearns
                                                             Executive Vice President
                                                           and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.1       Employment Agreement dated as of June 15, 1998, between the
           Company and Robert B. Stearns.
27         Financial Data Schedule (filed electronically).