Form 10-K
period 1998-12-31
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 1999-02-26
CIK 1027974

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE YEAR ENDED DECEMBER 31, 1998

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER 000-21949
                            ------------------------

                        PACIFICARE HEALTH SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      95-4591529
        (STATE OR OTHER JURISDICTION               (IRS EMPLOYER IDENTIFICATION NUMBER)
      OF INCORPORATION OR ORGANIZATION)

              3120 LAKE CENTER DRIVE, SANTA ANA, CALIFORNIA 92704
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE) (714) 825-5200

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     CLASS A COMMON STOCK, PAR VALUE $0.01
                     CLASS B COMMON STOCK, PAR VALUE $0.01
                            ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates of the Registrant on January 29, 1999 was approximately $2,645,900,000.

The number of shares of Class A Common Stock and Class B Common Stock outstanding at January 29, 1999 was approximately 14,800,000 and 30,800,000 respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

                  DOCUMENT                                  WHERE INCORPORATED

PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY                    PART III
    STATEMENT TO BE FILED BY APRIL 30, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PACIFICARE HEALTH SYSTEMS, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                           PAGE
                                                                           ----
                                    PART I
Item 1.    Business....................................................      1
Item 2.    Properties..................................................      9
Item 3.    Legal Proceedings...........................................      9
Item 4.    Submission of Matters to a Vote of Security Holders.........      9
                                    PART II
Item 5.    Market for the Company's Common Equity and Related
           Stockholders Matters........................................     10
Item 6.    Selected Financial Data.....................................     11
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     13
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................     26
Item 8.    Consolidated Financial Statements and Supplementary Data....     27
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................     27
                                   PART III
Item 10.   Directors and Executive Officers of the Registrant..........     27
Item 11.   Executive Compensation......................................     27
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................     27
Item 13.   Certain Relationships and Related Transactions..............     27
                                    PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................     28

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

PacifiCare Health Systems, Inc. is one of the nation's leading managed health care services companies, serving approximately 3.5 million members in nine states and Guam as of December 31, 1998. We operate health maintenance organizations ("HMOs") and offer HMO related products and services.

HMOS AND HMO RELATED PRODUCTS AND SERVICES. PacifiCare offers HMO and HMO-related products and services primarily to the Medicare and commercial markets. An HMO is a health care organization that combines aspects of a health care insurer with those of a health care provider by arranging for health care services for its members through a defined provider network at a reduced deductible or a nominal copayment. Our Medicare programs and commercial plans are designed to deliver quality health care and customer service to members at cost-effective prices.

- SECURE HORIZONS(R). For Medicare beneficiaries, PacifiCare offers health care services through its Secure Horizons(R) programs. Secure Horizons programs are the largest Medicare+Choice programs in the United States (as measured by membership). Secure Horizons membership has grown from approximately 0.3 million members at December 31, 1993 to approximately 1.0 million members at December 31, 1998.

- COMMERCIAL. For the commercial employer market, PacifiCare offers a range of products and benefit plan designs that vary in the amount of member copayments. These options allow employers flexibility in selecting cost-effective benefit packages for their employees. PacifiCare's commercial membership has grown from approximately 0.8 million members at December 31, 1993 to 2.5 million members at December 31, 1998. We also offer a variety of specialty HMO managed care and HMO related products and services that employers can purchase as a supplement to our basic commercial plans or as stand-alone products. These products include behavioral health services, life and health insurance, dental and vision services and pharmacy benefit management. We generally provide these specialty services through subcontracts or referral relationships with other health care providers.

NATURE OF OPERATIONS

PacifiCare's membership at December 31, 1998 was as follows:

                                                  SECURE                             PERCENT
                                                 HORIZONS   COMMERCIAL     TOTAL     OF TOTAL
                                                 --------   ----------   ---------   --------
Arizona........................................   86,500      107,100      193,600      5.5%
California.....................................  599,800    1,595,000    2,194,800     62.2
Colorado.......................................   58,500      296,600      355,100     10.1
Guam...........................................       --       39,800       39,800      1.1
Nevada.........................................   22,900       38,900       61,800      1.7
Ohio...........................................   16,600       44,000       60,600      1.7
Oklahoma.......................................   26,900       96,300      123,200      3.5
Oregon.........................................   39,300      114,700      154,000      4.4
Texas..........................................   61,900      127,100      189,000      5.4
Washington.....................................   60,400       94,600      155,000      4.4
                                                 -------    ---------    ---------    -----
Total membership...............................  972,800    2,554,100    3,526,900    100.0%
                                                 =======    =========    =========    =====

SECURE HORIZONS PROGRAMS

GENERAL. We have offered Secure Horizons programs to Medicare beneficiaries since 1985 through participation in the Medicare risk program with the Health Care Financing Administration or HCFA. Beginning January 1, 1999, we participate in the new Medicare+Choice program which replaced the Medicare risk program. To participate in the Medicare+Choice program, HCFA requires that HMOs be either federally qualified or meet similar requirements as a competitive medical plan to be eligible for Medicare+Choice contracts. All of our HMO operations meet these requirements. Our Medicare+Choice contracts entitle us to annual fixed per-member premiums. Under current law, our premiums are based upon the average cost of providing traditional fee-for-service Medicare benefits to the Medicare population in each county, subject to annual limits on the growth of our premiums. Our premium growth is also limited by an overall cap on the growth of all payments under all Medicare+Choice contracts. Future premiums from HCFA will be impacted by new payment methods being developed by HCFA. See Government Regulation -- "HCFA."

Our per-member premium revenue for the Secure Horizons programs usually is, and will continue to be, more than three times higher than for our commercial plans primarily because of the higher medical and administrative costs of serving a Medicare member. As a result of the premium differences, the Secure Horizons programs accounted for approximately 59 percent of our consolidated premium revenue for the year ended December 31, 1998, and an even larger percentage of our operating profit, even though it represented only 28 percent of our total membership. The Secure Horizons programs are subject to certain risks relative to our commercial plans, such as higher comparative medical costs, higher levels of utilization, government and regulatory reporting requirements, the possibility of reduced or insufficient government reimbursement in the future and higher marketing and advertising costs associated with selling to individuals rather than to employer groups. These risks may adversely affect our operating margins on these programs and our overall profitability. In addition, each Secure Horizons member enrolls individually in our program, and may disenroll by providing 30 days notice. We believe that our Secure Horizons programs have one of the lowest disenrollment rates among Medicare+Choice plans.

HCFA may unilaterally revise our Medicare+Choice contracts based on updated demographic information relating to the Medicare population and the cost of providing health care in a particular geographic area. PacifiCare's Medicare+Choice contracts are automatically renewed every 12 months unless we or HCFA elect to terminate them. HCFA may also terminate our Medicare+Choice contracts if we fail to continue to meet compliance and eligibility standards. Termination of our Medicare+Choice contracts would have an effect on our financial position, results of operations, cash flows or business prospects. We have had these contracts in some states for at least 13 years. We have no reason to believe that these terminations will occur.

COMMERCIAL PROGRAMS

GENERAL. PacifiCare's commercial plans offer a comprehensive range of products to employer groups, including HMO, Preferred Provider Organization ("PPO") and Point of Service ("POS") plans. A PPO is a selected group of providers, such as medical groups, that offers discounted fee-for-service health care. POS plans combine the features of an HMO with the features of a traditional indemnity insurance product, allowing members to choose from a network of providers at a lower cost or from other physicians at a higher deductible or copayment. Our HMOs also have commercial contracts with the United States Office of Personnel Management ("OPM") to provide managed health care services to approximately 204,000 members under the Federal Employee Health Benefits Program ("FEHBP") for federal employees, annuitants and their dependents.

COMMERCIAL RETIREE PRODUCTS. In response to the needs of employers to provide cost-effective health care coverage to their retired employees who may or may not be currently entitled to Medicare, we offer the Secure Horizons retiree product. This product draws on our Medicare expertise by offering provider networks that are similar to those offered to our Secure Horizons enrollees. We set our premiums generally based on the same revenue requirements needed to provide services to Secure Horizons members. The retiree product gives us access to individuals who, once familiar with our services and delivery system, may enroll in Secure Horizons programs when they become eligible for Medicare benefits.

HMO RELATED PRODUCTS AND SERVICES. In addition to our HMO operations, PacifiCare provides a range of specialty managed care products which supplement our HMO products and are primarily sold in our commercial programs. These include:

- Behavioral Health Services. PacifiCare Behavioral Health of California, Inc. is a California licensed specialized health care service plan that provides behavioral health care services, including chemical dependency benefit programs, primarily to our California and other HMO commercial members. Outside of California, PacifiCare Behavioral Health, Inc. contracts with our HMOs, other insurers and employers to manage their respective mental health and chemical dependency benefit programs.

- Life and Health Insurance. PacifiCare's life and health insurance subsidiaries, PacifiCare Life and Health Insurance Company and PacifiCare Life Assurance Company, offer managed health care insurance products to employer groups. We integrate these products with our existing HMO products to form multi-option health benefits programs, including our PPO and POS plans. Together, our insurance subsidiaries are licensed to operate in 38 states, including each of the states where our HMOs operate, the District of Columbia, and Guam.

- Dental and Vision Services. PacifiCare Dental and Vision is a California licensed, specialized health care service plan that provides prepaid dental and optometry benefits directly to individuals and employer groups and indirectly to our California Secure Horizons and commercial HMO members.

- Pharmacy Benefit Management. PacifiCare Pharmacy Centers, Inc., dba Prescription Solutions(R), is one of the industry's largest pharmacy benefit management companies. Prescription Solutions offers pharmacy benefit management services to HMOs and employer groups that are self-insured for prescription drugs. Clients of Prescription Solutions have access to a pharmacy provider network that features independent and chain pharmacies and a variety of cost and quality management capabilities. Prescription Solutions also provides its clients with an array of fully integrated services, including mail order distribution, an extensive network of retail pharmacies, claims processing and sophisticated drug utilization reporting.

- Medicare+Choice Management. Formed to promote our expertise in the Medicare risk area, Secure Horizons USA, Inc., ("SHUSA") licenses the Secure Horizons name and provides management services to HMOs and health care delivery systems that seek participation in the Medicare+Choice program. SHUSA's management services include, marketing, provider contracting and administrative services. The fee charged by SHUSA is generally based on a percentage of a licensee's revenue. SHUSA has agreements in New Mexico with Presbyterian Healthcare Services, Inc., in New England with Tufts Associated Health Maintenance Organization, Inc., and in Hawaii with Queens Health Plans. We anticipate that Queens Health Plan will offer a product similar to Secure Horizons beginning in the summer of 1999, if HCFA approval is received. We anticipate that with the repeal of the 50/50 Rule (the requirement that 50 percent of a Medicare+Choice health plan's enrollment be drawn from commercial contracts) and the drive to enroll Medicare beneficiaries in HMOs, SHUSA may expand into new markets by entering into licensing arrangements in a variety of geographic areas.

BUSINESS STRATEGY

Our current business strategy continues to focus on growing and improving our operating performance. During 1999 we will seek to increase operating income by:

- Increasing commercial membership at improved commercial premium prices;

- Managing health care costs through capitated arrangements with strong provider organizations that align the interests of our providers with ours and our members; and

- Improving our administrative and marketing efficiencies to reduce the percentage of revenue spent on marketing, general and administrative expenses.

Our ability to increase operating income is subject to various risks and uncertainties described throughout this document and other documents filed by PacifiCare with the Securities and Exchange Commission.

We will also focus on improving quality and service in 1999. See Nature of Operations -- "Quality Improvement." Our goals include:

- Increasing Medicare and commercial member satisfaction;

- Improving the quality and service on our basic HMO products;

- Receiving National Committee for Quality Assurance ("NCQA") accreditation in Texas, where 1999 is our initial year of application;

- Maintaining NCQA accreditation in all other states; and

- Participating in the Coalition for Affordable Quality Healthcare to inform and educate the public about managed care.

We are also having continuing discussions with HCFA regarding the Medicare+Choice changes. See Government Regulation -- "HCFA."

We continue to evaluate opportunities in new and existing geographic markets that may be available through acquisitions and the development of new products. We also continuously assess our geographic markets and product lines to determine if any do not fit within our profitability objectives and current business strategy. We believe that our ability to offer a comprehensive range of products and services, combined with long-term relationships with our health care providers, will enable us to respond effectively to the changing needs of the health care marketplace.

COMPETITION

The health care industry is highly competitive, both nationally and in PacifiCare's various markets. Consolidation in the health care industry has resulted in fewer but larger competitors, including insurance carriers, other HMOs, employer self-funded programs and PPOs, some of which have substantially larger enrollments or greater financial resources than PacifiCare. Also, because of this consolidation, we have become one of the largest HMOs in the country.

Other competitors include hospitals, health care facilities and other health care providers. These competitors have combined to form their own networks to contract directly with employer groups, and other prospective customers for the delivery of health care services. We face competition in all our markets from national HMOs, insurance carriers, local HMOs, PPOs and other local health care providers. In this increasingly competitive environment, we believe that we should continue to provide a comprehensive range of products and services, along with a strong provider network, to remain competitive. Other factors which give us some competitive advantages in this environment are:

- Strong underwriting and pricing practices and staff;

- Significant market position in certain geographic areas;

- Financial strength;

- Experience; and

- A generally favorable marketplace reputation with providers, members and employers.

RISK MANAGEMENT

We use underwriting criteria as an integral part of our commercial risk management efforts. Underwriting is the process by which a health plan assesses the risk of enrolling employer groups (or individuals) and establishes appropriate or necessary premium rates. The setting of premium rates directly affects a health plan's profitability and marketing success. See "Health Care Costs." We cannot employ underwriting techniques for the Secure Horizons programs because of regulations that require us to accept nearly all Medicare beneficiaries. We shift part of our risk of catastrophic losses by maintaining reinsurance coverage for certain hospital costs incurred in the treatment of catastrophic illnesses. We require contracting physicians, physician groups and hospitals to maintain individual malpractice insurance coverage. We also maintain general liability, property and medical malpractice insurance coverage in amounts that we believe to be adequate.

HEALTH CARE COSTS AND PROVIDER RELATIONSHIPS

GENERAL. Our profitability and the success of our business strategy depends on our ability to attract and retain a network of qualified health care providers in each geographic area we serve. We contract with various providers, including primary care physicians, specialists, hospitals, and other ancillary service providers. Our contracts typically have one year terms. However, we have entered into multiple-year contracts with certain physician groups to ensure the quality and stability of our provider network.

CAPITATION ARRANGEMENTS. PacifiCare typically contracts with providers on a capitated basis (a fixed fee per member per month, regardless of the services provided each member). Capitation payments to providers are often based on a percentage of the premium we receive; this is especially true for our Secure Horizons contracts. The percentage of premium arrangement causes provider compensation to fluctuate directly with the amount of premiums we receive. The primary care physician group influences medical utilization and controls costs through referrals, hospitalization and other services. With capitation contracts, there are two possible administration arrangements for network contracting, utilization management and claims processing:

- DELEGATED ADMINISTRATION. In the majority of our networks, providers perform some or all of the administrative functions associated with operating in a capitated environment. In those situations, we provide support for their administrative functions to help them achieve greater levels of efficiency and autonomy while promoting the wellness of our members. We believe one of our core competencies is our ability to manage delegated provider relationships.

- DIRECT ADMINISTRATION. Other providers do not have the capability to manage the administrative functions associated with operating in a capitation environment. With such providers, we perform the administrative functions on their behalf. In addition, we work with those providers to assist them in developing the capability to assume a greater share of the administrative functions. We continue to develop our own expertise in this area to ensure that we can continue to build strong provider networks for our members in existing and new markets where providers may not be capable of performing these functions.

FEE-FOR-SERVICE ARRANGEMENTS. In some of our markets, some health care providers are not contracted under capitated arrangements. Non-capitated arrangements may increase health care costs when utilization is not appropriately managed. To the extent possible we have renegotiated, or are in the process of renegotiating, these contracts to move the providers to a capitated payment plan. Our ability to renegotiate provider contracts in certain markets is limited due to a lack of provider competition.

INCENTIVE ARRANGEMENTS. Our HMOs share the risk of certain health care costs, primarily in capitation arrangements. We provide additional incentives to the physicians or groups for appropriate utilization of hospital inpatient, outpatient surgery and emergency room services. We may also pay incentives to providers based on their performance in controlling health care costs while providing quality health care.

UTILIZATION MANAGEMENT. We operate a utilization review system through which we review routine hospital admissions and lengths of stay. Our utilization review committees are composed of several physicians at each physician group. The committees approve non-emergency hospitalizations in advance of admission. Together with our medical services utilization staff, the committees carefully monitor the member's continued stay after admission. Through our medical services departments, we are actively involved in the utilization review of chronic and complex cases. These departments also actively monitor catastrophic cases in the field to ensure that members receive appropriate medical care and suggest treatment options that may be more appropriate and cost-effective than a long-term hospital stay.

NETWORK STABILITY. We work closely with our provider partners to ensure the strength and quality of our network. We track provider stability and solvency on an ongoing basis to avoid network disruptions for our members and to minimize our financial risk. Provider assessments focus on solvency indicators, including liquidity and cash management. Operational information is reviewed periodically to assess the strength of the provider's financial management. When our delegated providers require assistance, we provide clinical management tools, clinical and operational best practices and performance benchmarks.

PacifiCare has multiple year contracts with MedPartners Inc. ("MedPartners"). MedPartners provides services to over 0.1 million members or 10 percent of our total Medicare membership, and approximately 0.3 million members or 12 percent of our total commercial membership. In November 1998, MedPartners announced its intention to sell its physician groups and discontinue its physician practice management business. We are implementing programs to retain our physician networks in anticipation of these sales. The loss of physician networks could have a material effect on our revenues, profitability and business prospects.

PROVIDER INSOLVENCY. When a delegated provider significantly slows or stops paying claims, we may take on the administrative functions described above. We may also shift membership to other providers, a step that is taken when a provider has or is expected to declare bankruptcy. Our 1998 results include significant provider insolvency costs, primarily related to FPA Medical Management Inc., ("FPA") who declared bankruptcy in July 1998. See Management's Discussion and Analysis. Provider insolvency reserves include write-offs of providers' uncollectable receivables and the estimated cost of unpaid health care claims covered by our capitation payment.

In addition to the insolvency costs, shifting membership to other providers increases our administrative costs and may increase future health care costs.

QUALITY IMPROVEMENT

GENERAL. We believe that providing our members with reasonable access to quality health care services is an essential ingredient for sustained success. To assure this, we focus on provider peer review procedures, member quality initiatives and national industry measures.

PROVIDER PEER REVIEW PROCEDURES. We have established a peer review procedure at each HMO, governed by a quality improvement committee. The medical director for each HMO chairs that HMO's committee. Each committee consists of health plan clinical professionals and physician representatives from the contracted physician groups of that HMO. When we identify a new physician or physician group as a potential provider, the quality improvement committee of the HMO evaluates that provider. The quality assessment includes evaluating the quality of the providers' medical facilities, medical records, laboratory and x-ray licenses and its capacity to handle membership demands. We also engage in ongoing quality reviews of our existing providers to ensure that members are receiving quality medical care.

MEMBER QUALITY INITIATIVES. To improve the quality of service and clinical outcomes for our members, we have developed a comprehensive quality improvement program including:

- Offering health improvement programs, including several chronic care management initiatives, preventive health programs, smoking cessation, and senior health risk assessments;

- Standardizing and streamlining our specialty provider referral process;

- Improving our complaint management program to better coordinate problem resolution; and

- Monitoring member satisfaction through surveys and internal operational report cards compared to our current established benchmarks.

In markets where these initiatives have been fully implemented, we have seen significant improvements in member health outcomes and member satisfaction.

NATIONAL INDUSTRY MEASURES. Our HMOs provide quality and service information under the Health Plan Employer Data Set ("HEDIS") program. Our membership and provider quality initiatives described above are designed to improve our scores. The NCQA is an independent, non-profit organization that reviews and accredits HMOs. NCQA performs site reviews of standards established for quality improvement, utilization management, physician credentialing process, a commitment to members' rights and preventative health services. HMOs that comply with NCQA's review requirements and quality standards receive NCQA accreditation. At December 31, 1998, our HMOs in Arizona, California, Colorado, Nevada, Oklahoma and Oregon (covering approximately 87 percent of our membership) have received full three year NCQA accreditation. In 1999, we will complete the NCQA site review in Texas.

MARKETING

Primary marketing responsibility for each of our HMOs and HMO related products and services resides with a marketing director and direct sales force.

SECURE HORIZONS MARKETING. We market our Secure Horizons programs to Medicare beneficiaries primarily through direct mail, telemarketing, television, radio and cooperative advertising with participating medical groups. Most Secure Horizons members enroll directly in a plan, generally without the involvement of insurance brokers, except when enrolling as part of an employer group retiree offering. We anticipate further growth opportunities in the Medicare+Choice program based on our current marketing strategies, and the growing senior population in the United States. See "Nature of Operations -- Secure Horizons Programs" and "Commercial Programs and Medicare+Choice Management."

COMMERCIAL MARKETING. Commercial marketing is a two-step process where we first market to employer groups, and then provide information directly to employees once the employer has selected our HMO. We solicit new employer groups of various sizes through direct, personal selling efforts and through contacts with insurance brokers and consultants. Insurance brokers and consultants represent many employer groups under contract with PacifiCare. These brokers and consultants work directly with employers to recommend or design employee benefits packages. We pay insurance brokers commissions over the life of the contract, while employers generally pay consultants directly. A significant portion of our commercial membership growth comes from existing employer groups. With each open enrollment, we identify our specific approach with certain employer groups to increase our penetration. We use various techniques to attract commercial members, including work site presentations, direct mail, medical group tours and local advertising. We also use television, radio, billboard, and print media to market our programs.

MANAGEMENT INFORMATION SYSTEMS

GENERAL. PacifiCare uses computer-based management information systems for various purposes, including marketing and sales tracking, underwriting, billing, claims processing, utilization management, medical cost and utilization trending, financial and management accounting, reporting, planning, and analysis. These systems also support member, group and provider service functions, including on-line access to membership verification, claims and referral status, and information regarding hospital admissions and lengths of stay. In addition, these systems support extensive analyses of cost and outcome data.

We continually enhance and upgrade our computer information systems to preserve our investment in existing systems, embrace new technologies, improve the cost effectiveness and quality of our services, and introduce new products. Ongoing system enhancements include upgrading mainframe computers, enhancing existing software, implementing purchased software, and migrating to more suitable software database environments. Simplification, integration, and expansion of the systems servicing our business is an important component of controlling health care and administrative expenses and improving member and provider satisfaction. We have recovery plans in place to mitigate the effect of information systems outages, if necessary. To the extent that these systems fail to operate, however our financial results may be adversely affected. We have also developed a program to address Year 2000 issues. See "Management Discussion and Analysis -- Forward Looking Information under the Private Securities Litigation Act of 1995."

GOVERNMENT REGULATION

GENERAL. PacifiCare's HMOs are subject to extensive federal and state regulation which govern the scope of benefits provided to its members, financial solvency requirements, quality assurance and utilization review procedures, member grievance procedures, provider contracts, marketing and advertising. Certain federal and/or state regulatory agencies also require our HMOs to maintain restricted cash reserves represented by interest-bearing investments that are held by trustees or state regulatory agencies. These requirements, which limit the ability of our subsidiaries to transfer funds to us, may limit our ability to pay dividends. From time to time, we advance funds, to our subsidiaries to assist them in satisfying federal or state financial requirements. Our behavioral health, dental and insurance subsidiaries are also subject to extensive federal and state regulation.

HCFA. PacifiCare's Secure Horizons programs are subject to regulations by HCFA and certain state agencies. These agencies govern the benefits provided, premiums paid, quality assurance procedures, marketing and advertising. See "Nature of Operations-Secure Horizons Programs." As part of its drive to encourage Medicare beneficiaries to enroll in private health care plans, the 1997 Balanced Budget Act replaced the Medicare risk contract program with the Medicare+Choice program. On June 26, 1998, HCFA published interim final regulations to implement the Medicare+Choice program. The regulations establish new or expanded requirements for organizations participating in the Medicare+Choice program. They also establish new or expanded standards for quality assurance, beneficiary protection, coordinated open enrollment, program payments, information disclosure and provider participation. While the new regulations became effective on July 27, 1998, most provisions did not affect us until we moved to the Medicare+Choice program on January 1, 1999. Compliance with and implementation of the new Medicare+Choice program regulations will increase our Medicare administration costs. We continue to evaluate the operational and financial impact of the new Medicare+Choice program.

The Balanced Budget Act also revised the formula used by HCFA to calculate payments to Medicare health plans. It established minimum payment levels, limiting annual increases and the overall rate of payment growth. Further, the Balanced Budget Act required HCFA to develop a risk adjusted payment methodology by March 1, 1999 and to implement the payment process for periods beginning January 1, 2000. On January 15, 1999, HCFA released the Year 2000 premium payment rate changes and the risk adjusted payment program. The proposed methodology relies on retrospective hospital inpatient data to establish risk premiums for individual Medicare enrollees. The new proposed risk adjusted program is scheduled to be implemented over a five-year period according to the following schedule: 10 percent in 2000, 30 percent in 2001, 55 percent in 2002, 80 percent in 2003, and 100 percent in 2004. Phase-in of the risk adjusted payments will mitigate the near term financial impact on us. However, the proposed method may have a longer-term adverse impact on us since the proposal would provide larger premiums to health plans with higher inpatient utilization. Managed care organizations, such as PacifiCare, have achieved lower inpatient utilization and have developed programs to avoid unnecessary hospitalizations through the use of other, less costly sites for providing healthcare. If this approach is implemented as proposed, we may receive lower premiums because of our lower inpatient utilization.

We have provided comments to the proposed methodology and are engaged in various efforts with HCFA and others to modify the proposed process. We believe the payment formula should not create incentives for increased inpatient utilization and should not penalize health plans that have developed programs to reduce unnecessary hospitalizations. However, there can be no assurance that we will be successful in our efforts to obtain changes to the proposed methodology. The loss of Medicare contracts or terminations or modification of the HCFA risk-based Medicare program could have a material effect on our revenue, profitability and business prospects.

EMPLOYEE RETIREMENT INCOME SECURITY ACT OF 1974 ("ERISA"). ERISA regulates insured and self-insured health coverage plans offered by employers, FEHBP, and federal and state fraud and abuse laws and laws relating to health care management and delivery. ERISA controls how PacifiCare may do business with employers covered by ERISA, particularly employers that maintain self-funded plans. The Department of Labor is engaged in an ongoing ERISA enforcement program which may result in additional constraints on how ERISA-governed benefit plans conduct their activities. There have been recent legislative attempts to limit ERISA's preemptive effect on state laws. If such limitations are enacted, they might increase our exposure under state law claims that relate to employee health benefits offered by PacifiCare, and may permit greater state regulation of other aspects of those business operations.

OPM. PacifiCare's HMOs have commercial contracts with OPM to provide managed care health services to federal employees, annuitants and their dependents under the FEHBP. In the normal course of business, OPM audits health plans with which it contracts, among other things, to verify that the premiums calculated and charged to OPM are established in compliance with the best price community rating guidelines established by OPM. OPM typically audits plans once every five or six years and each audit covers the prior five or six year period. OPM recently completed audits of the majority of our health plans through 1996. OPM's initial on-site audits are usually followed by post-audit briefings where OPM indicates preliminary results. However, final resolution and settlement of the audits have historically taken a minimum of three to five years. In connection with the sale of our health plans in New Mexico, Illinois and Utah, we have agreed to indemnify the buyers for potential OPM liabilities that relate to the years when FHP owned these plans. PacifiCare intends to negotiate with OPM on all unresolved matters to attain a mutually satisfactory result.

In addition to claims made by the OPM auditors as part of the normal audit process, OPM may also refer their results to the United States Department of Justice ("DOJ") for potential legal action under the False Claims Act. The DOJ has the authority to file a claim under the False Claims Act if it believes that the health plan knowingly overcharged the government or otherwise submitted false documentation or certifications. In actions under the False Claims Act, the DOJ may impose trebled damages and a civil penalty of not less than $5,000 nor more than $10,000 for each separate alleged false claim. In November 1997, we were notified that the 1990-1995 OPM audit of our Oklahoma HMO had been referred to the DOJ. In January 1999, we preliminarily agreed to settle the 1990-1995 Oklahoma OPM audits for $9 million, an amount which had previously been reserved.

TRADEMARKS

PacifiCare owns the federally registered service marks PacifiCare(R) and SecureHorizons(R). These service marks are material to our business.

EMPLOYEES

At December 31, 1998, PacifiCare had approximately 8,700 full and part-time employees. None of our employees are presently covered by a collective bargaining agreement. We consider relations with our employees to be good and have never experienced any work stoppage.

ITEM 2. PROPERTIES

As of December 31, 1998, PacifiCare leased approximately 220,000 aggregate square feet of space for its principal corporate headquarters and executive offices in Santa Ana and Costa Mesa, California. In connection with our operations, as of December 31, 1998, we leased approximately 2.2 million aggregate square feet for office space, subsidiary operations, customer service centers and space for computer facilities. Such space corresponds to areas in which our HMOs or specialty managed care products and services operate, or where we have satellite administrative offices. Our leases expire at various dates from 1999 through 2009.

We own 32 buildings encompassing approximately 914,000 aggregate square feet of space. Six of the buildings, representing approximately 348,000 aggregate square feet of space, are primarily used for administrative operations and are located in California and Guam. The remaining 26 buildings are medical office buildings leased under a master lease agreement. All 26 medical buildings are being marketed for sale. We also own nine parcels of vacant land for a total of 46 acres, all of which are being marketed for sale.

Our facilities are in good working condition, are well maintained and are adequate for our present and currently anticipated needs. We believe that we can rent additional space at competitive rates when current leases expire, or if we need additional space.

ITEM 3. LEGAL PROCEEDINGS

As previously reported, a securities class action lawsuit, Madruga et al. v. PacifiCare Health Systems, Inc., et al. (No. SAVC-97-974 LHM, Central District of California) was brought on behalf of all purchasers of PacifiCare stock between February 14, 1997 and November 24, 1997. The complaint accuses PacifiCare and certain of its officers and directors of making false and misleading statements about the cost savings and synergies resulting from the FHP acquisition. Plaintiffs also claim we made fraudulent earnings forecasts for 1997 and 1998 and misstated financial results for the first, second and third quarters of 1997. The complaint alleges violations of certain sections of the Securities Exchange Act of 1934. On May 11, 1998, we filed a motion to dismiss the entire complaint under the Private Securities Litigation Reform Act of 1995. No discovery has been taken and all discovery has been stayed pending the resolution of our motion to dismiss. We believe that we have good defenses to these claims and are contesting the claims vigorously.

We are involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages which are not covered by insurance. Based on current information and review, including consultation with our lawyers, we believe any ultimate liability which may arise from these actions (including all purported class actions) would not materially affect our consolidated financial position, results of operations, cash flows or business prospects. However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material effect on the results of operations or cash flows of a future quarter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the three months ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PacifiCare's Class A and B common stock are listed on the Nasdaq National Market under the symbols PHSYA and PHSYB, respectively. The following tables indicate the high and low reported sale prices per share as furnished by Nasdaq.

                                                            CLASS A        CLASS B
                                                            COMMON          COMMON
                                                             STOCK          STOCK
                                                          -----------    ------------
                                                          HIGH    LOW    HIGH    LOW
                                                          ----    ---    ----    ----
YEAR ENDED DECEMBER 31, 1998
  First Quarter.........................................  74      46 3/4 75 5/8  49
  Second Quarter........................................  85 7/8  68 3/8 89 3/8  69 7/16
  Third Quarter.........................................  88 7/8  53 3/4 93 1/4  55 5/8
  Fourth Quarter........................................  78 7/8  53 3/4 84 3/4  58 1/4
YEAR ENDED DECEMBER 31, 1997
  First Quarter.........................................  85 5/8  68 3/4 89 1/2  72 7/8
  Second Quarter........................................  83      55 1/2 87 3/4  58 3/4
  Third Quarter.........................................  71      60 1/4 74 3/4  62
  Fourth Quarter........................................  71 1/4  48 1/8 72 1/2  50 7/8

PacifiCare has never paid cash dividends on its common stock. We expect that we will not declare dividends on our common stock in the future, retaining all earnings for business development. Any possible future dividends will depend on our earnings, financial condition, and regulatory requirements. If we decide to declare common stock dividends in the future, such dividends may only be made in shares of PacifiCare's common stock, according to the terms of our credit facility. See Note 6 of the Notes to Consolidated Financial Statements.

As of December 31, 1998 there were 286 shareholders of record of our Class A common stock and 335 shareholders of record of our Class B common stock. As of December 31, 1998 there were approximately 21,000 beneficial holders of our Class A and B common stock.

ITEM 6. SELECTED FINANCIAL DATA

In February 1997, PacifiCare's board of directors approved a change in our fiscal year end from September 30 to December 31. This resulted in a transition period for October 1, 1996 through December 31, 1996. The following selected financial and operating data are derived from our audited consolidated financial statements, or from our unaudited internal financial data. For clarity of presentation and comparability, the following selected financial and operating data includes the unaudited period for the twelve months ended December 31, 1996. The selected financial and operating data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also with "Item 8. Consolidated Financial Statements and Supplementary Data."

INCOME STATEMENT DATA

                                                                                     (TRANSITION
                                                                      (UNAUDITED)      PERIOD)
                                                                         TWELVE         THREE
                                         YEAR ENDED     YEAR ENDED    MONTHS ENDED   MONTHS ENDED
                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                          1998(1)        1997(2)        1996(3)          1996
                                        ------------   ------------   ------------   ------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenue.....................   $9,521,482     $8,982,680     $4,807,856     $1,234,875
                                         ----------     ----------     ----------     ----------
Expenses:
  Health care services................    8,002,260      7,658,879      4,017,383      1,039,345
  Other operating expenses............    1,166,011      1,125,299        605,546        154,996
  Impairment, disposition,
    restructuring and other charges...       15,644        154,507         75,840             --
  Office of Personnel Management
    (credits) charges.................       (4,624)            --         25,000             --
                                         ----------     ----------     ----------     ----------
Operating income......................      342,191         43,995         84,087         40,534
Net investment income and interest
  expense.............................       43,383         16,129         44,696         12,302
                                         ----------     ----------     ----------     ----------
Income before income taxes and
  cumulative effect of a change in
  accounting principle................      385,574         60,124        128,783         52,836
Provision for income taxes............      183,147         81,825         53,052         21,079
                                         ----------     ----------     ----------     ----------
Income (loss) before cumulative effect
  of a change in accounting
  principle...........................      202,427        (21,701)        75,731         31,757
Cumulative effect on prior years of a
  change in accounting principle......           --             --             --             --
                                         ----------     ----------     ----------     ----------
Net income (loss).....................   $  202,427     $  (21,701)    $   75,731     $   31,757
                                         ==========     ==========     ==========     ==========
Preferred dividends...................       (5,259)        (8,792)            --             --
                                         ----------     ----------     ----------     ----------
Net income (loss) available to common
  shareholders........................   $  197,168     $  (30,493)    $   75,731     $   31,757
                                         ==========     ==========     ==========     ==========
Basic earnings (loss) per share(5)....   $     4.50     $    (0.75)    $     2.43     $     1.01
                                         ==========     ==========     ==========     ==========
Diluted earnings (loss) per
  share(5)............................   $     4.40     $    (0.75)    $     2.39     $     1.00
                                         ==========     ==========     ==========     ==========
OPERATING STATISTICS
Medical care ratio (health care
  services as a percent of premium
  revenue)
  Consolidated........................         85.0%          85.7%          84.5%          85.1%
  Government..........................         86.5%          85.6%          85.6%          85.5%
  Commercial..........................         82.8%          85.8%          82.8%          84.4%
Marketing, general and administrative
  expenses as a percent of operating
  revenue.............................         11.4%          11.7%          12.4%          12.4%
Operating income......................          3.6%           0.5%           1.7%           3.3%
Effective tax rate(6).................         47.5%         136.1%          41.2%          39.9%
Return on average shareholders'
  equity..............................          9.4%          (1.5)%          9.3%           3.9%


                                         YEAR ENDED      YEAR ENDED      YEAR ENDED
                                        SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                           1996(3)          1995           1994(4)
                                        -------------   -------------   -------------
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenue.....................   $4,637,305      $3,731,022      $2,893,252
                                         ----------      ----------      ----------
Expenses:
  Health care services................    3,872,747       3,077,135       2,374,258
  Other operating expenses............      585,081         505,644         398,064
  Impairment, disposition,
    restructuring and other charges...       75,840              --              --
  Office of Personnel Management
    (credits) charges.................       25,000              --              --
                                         ----------      ----------      ----------
Operating income......................       78,637         148,243         120,930
Net investment income and interest
  expense.............................       44,143          33,857          24,538
                                         ----------      ----------      ----------
Income before income taxes and
  cumulative effect of a change in
  accounting principle................      122,780         182,100         145,468
Provision for income taxes............       50,827          74,005          60,875
                                         ----------      ----------      ----------
Income (loss) before cumulative effect
  of a change in accounting
  principle...........................       71,953         108,095          84,593
Cumulative effect on prior years of a
  change in accounting principle......           --              --           5,658
                                         ----------      ----------      ----------
Net income (loss).....................   $   71,953      $  108,095      $   90,251
                                         ==========      ==========      ==========
Preferred dividends...................           --              --              --
                                         ----------      ----------      ----------
Net income (loss) available to common
  shareholders........................   $   71,953      $  108,095      $   90,251
                                         ==========      ==========      ==========
Basic earnings (loss) per share(5)....   $     2.31      $     3.69      $     3.30
                                         ==========      ==========      ==========
Diluted earnings (loss) per
  share(5)............................   $     2.27      $     3.62      $     3.22
                                         ==========      ==========      ==========
OPERATING STATISTICS
Medical care ratio (health care
  services as a percent of premium
  revenue)
  Consolidated........................         84.4%           83.6%           83.1%
  Government..........................         85.4%           84.3%           85.2%
  Commercial..........................         83.1%           82.5%           80.5%
Marketing, general and administrative
  expenses as a percent of operating
  revenue.............................         12.4%           13.4%           13.6%
Operating income......................          1.7%            4.0%            4.2%
Effective tax rate(6).................         41.4%           40.6%           41.8%
Return on average shareholders'
  equity..............................          9.3%           18.9%           24.6%

See footnotes following "Balance Sheet Data."

Continued on next page.

FINANCIAL STATEMENT CHANGE STATISTICS

                                                   YEAR ENDED      YEAR ENDED      YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                  DECEMBER 31,    DECEMBER 31,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                      1998          1997(7)          1996(3)           1995            1994(4)
                                                  ------------    ------------    -------------    -------------    -------------
Operating revenue...............................        6.0%           86.8%           24.3%           29.0%            30.3%
Net income (loss)...............................    1,032.8%         (128.7)%         (33.4)%          19.8%            44.0%
Earnings (loss) per share.......................      686.7%         (131.4)%         (37.3)%          12.4%            43.1%
Total assets....................................       (6.7)%         217.8%           (6.2)%          25.3%            59.4%
Total shareholders' equity......................        8.5%          139.8%           12.5%           77.1%            29.5%

                                       DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                           1998           1997           1996           1996            1995            1994
                                       ------------   ------------   ------------   -------------   -------------   -------------
MEMBERSHIP DATA
Government (Medicare & Medicaid).....      972,800      1,001,100        593,600        596,200         541,000         409,100
Commercial...........................    2,554,100      2,790,000      1,451,500      1,434,500       1,216,100         949,100
                                        ----------     ----------     ----------     ----------      ----------      ----------
Total membership.....................    3,526,900      3,791,100      2,045,100      2,030,700       1,757,100       1,358,200
                                        ==========     ==========     ==========     ==========      ==========      ==========
Percent change in membership.........        (7.0%)          85.4%           0.7%          15.6%           29.4%           23.8%
                                        ==========     ==========     ==========     ==========      ==========      ==========
BALANCE SHEET DATA
(IN THOUSANDS)
Cash and equivalents and marketable
  securities.........................   $1,600,189     $1,545,382     $  962,482     $  700,093      $  811,525      $  710,608
Total assets.........................   $4,630,944     $4,963,046     $1,561,472     $1,299,462      $1,385,372      $1,105,548
Medical claims and benefits
  payable............................   $  645,300     $  721,500     $  282,500     $  268,000      $  288,400      $  302,900
Long-term debt, due after one year...   $  650,006     $1,011,234     $    1,370     $    5,183      $   11,949      $  101,137
Shareholders' equity.................   $2,238,096     $2,062,187     $  860,102     $  823,224      $  732,024      $  413,358

---------------
(1) The 1998 results include $11 million of net pretax charges ($6 million, or $0.12 diluted loss per share, net of tax) for the disposal of unprofitable subsidiaries and potential OPM claims. See Notes 4 and 9 of the Notes to Consolidated Financial Statements. Operating income as a percentage of operating revenue before pretax credits and charges was 3.7 percent. Return on average shareholders' equity before pretax credits and charges was 9.4 percent.

(2) The 1997 results include the results of operations for the FHP International Corporation ("FHP") acquisition from February 14, 1997. The 1997 results also include $155 million of pretax charges ($129 million or $3.18 diluted loss per share, net of tax) for the impairment of long-lived assets, restructuring and certain other charges. See Notes 4 and 9 of the Notes to Consolidated Financial Statements. Operating income as a percentage of operating revenue before pretax charges was 2.2 percent. Return on average shareholders' equity before pretax charges was 6.9 percent.

(3) The 1996 results include $101 million of pretax charges ($62 million or $1.96 diluted loss per share, net of tax for the fiscal year ended September 30 and $1.97 diluted loss per share for the twelve months ended December 31) for the impairment of long-lived assets, potential government claims, dispositions and certain restructuring charges. See Note 9 of the Notes to Consolidated Financial Statements. Operating income as a percentage of operating revenue before pretax charges for 1996 was 3.8 percent for the fiscal year ended September 30 and 3.9 percent for the twelve months ended December 31. Return on average shareholders' equity before pretax charges for the fiscal year ended September 30 was 17.2 percent and 17.0 percent for the twelve months ended December 31.

(4) The fiscal 1994 results reflect the cumulative effect on prior fiscal years of a change in accounting principle. Diluted earnings per share before cumulative effect of a change in accounting principle for fiscal 1994 was $3.02 per share. The cumulative effect of a change in accounting principle for fiscal 1994 was $0.20 per share. The fiscal 1994 change in net income was 34.9 percent and the change in earnings per share was 34.2 percent before cumulative effect of a change in accounting principle.

(5) Earnings per share were restated to conform with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." See Note 2 of the Notes to Consolidated Financial Statements.

(6) Effective income tax rate includes the effect of non-deductible pretax charges.

(7) Changes as compared to the unaudited period for the twelve months ended December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW. PacifiCare sells HMO and HMO-related products primarily to members in two groups: the Secure Horizons program for Medicare beneficiaries and the commercial programs for members of employer groups and individuals. Our specialty managed care HMOs and HMO related products and services supplement our commercial programs. These include behavioral health services, life and health insurance, dental and vision services and pharmacy benefit management.

Events significant to our business that occurred during 1998 included:

- In November 1997, we announced our intention to sell our Utah HMO and workers' compensation subsidiaries. We sold our Utah HMO subsidiary on September 30, 1998, and our workers' compensation subsidiary on October 31, 1998.

- In July 1998, FPA, one of our contracted health care providers, declared bankruptcy. As a result, we terminated all of our FPA contracts. Significant provider insolvency reserves were recognized in 1998.

- In December 1998, we recognized net pretax credits related to preliminary favorable settlements of OPM claims.

- During 1998, we borrowed $30 million to repurchase shares of our common stock and repaid $390 million of the outstanding balance on our credit facility.

- In January 1998, our board of directors approved a plan to repurchase shares of our outstanding common stock. During 1998, we repurchased 784,000 shares for an aggregate amount of $45 million.

- In June 1998, substantially all of our 10.5 million shares of Series A preferred stock were converted to 3.9 million shares of Class B common stock.

- In 1998, with the sale of our Utah HMO, we exited the Medicaid line of business.

The information below includes both the Medicare and Medicaid line of business as part of the government program for the 1998 and prior periods presented.

1998 COMPARED WITH 1997

MEMBERSHIP. Total membership decreased seven percent to approximately 3.5 million members at December 31, 1998, from approximately 3.8 million members at December 31, 1997. The disposition of Utah accounted for 68 percent of the membership decline. California contributed 23 percent of the decline as we continue to emphasize renewing commercial contracts with sufficient price increases to improve gross margin. This decline was consistent with our shift in strategic focus from rapid growth to improved margin performance. The remaining nine percent was attributable to our exit of certain rural counties, where government and commercial premiums were neither sufficient to support the cost of health care nor our profitability requirements. Government membership declined three percent year over year. 1998 commercial membership decreased nine percent from 1997.

PREMIUM REVENUE. During 1998, premium revenue increased five percent from the prior year, primarily due to six additional weeks of results in 1998 from the FHP acquisition. Discontinued indemnity and workers' compensation products that were not meeting profitability expectations partially offset this increase.

Government premiums increased seven percent or $380 million over the prior year as a result of:

- Increases of $301 million from the inclusion of six additional weeks of results in 1998 from the FHP acquisition;

- Increases of $208 million from premium rate increases that averaged approximately four percent; offset by

- Decreases of $129 million from net membership losses caused by our exit of certain rural geographic areas and Medicaid lines of business primarily in California, Utah and Texas.

Commercial premiums increased three percent or $95 million over the prior year. The net increase was due to:

- Increases of $231 million from the inclusion of six additional weeks of results in 1998 from the FHP acquisition;

- Increases of $130 million from premium rate increases that averaged approximately five percent; offset by

- Decreases of $224 million from net membership losses caused by our disposition of Utah and by our premium rate increases primarily in California, Oklahoma and Ohio; and

- Decreases of $42 million, primarily from discontinued indemnity and workers' compensation products.

OTHER INCOME. Other income increased 134 percent in 1998 from the prior year due primarily to higher revenues from Prescription Solutions and SHUSA.

CONSOLIDATED MEDICAL CARE RATIO AND PROVIDER INSOLVENCY RESERVES. The 1998 consolidated medical care ratio (health care services as a percentage of premium revenue) declined by 0.7 percent compared to 1997. The improved commercial product performance was partially offset by increased provider insolvency reserves. Excluding these reserves, the consolidated medical care ratio was 84 percent. Provider insolvency reserves were immaterial in 1997 and totaled $95 million in 1998 as follows:

               QUARTER                  GOVERNMENT    COMMERCIAL    TOTAL
               -------                  ----------    ----------    -----
                                                  (IN MILLIONS)
First.................................     $ 3           $ 3         $ 6
Second................................      25            10          35
Third.................................      14             6          20
Fourth................................      20            14          34
                                           ---           ---         ---
          Total.......................     $62           $33         $95
                                           ===           ===         ===

Provider insolvency reserves include the write-offs of the providers' uncollectable receivables and estimated cost of unpaid health care claims covered by our capitation payment. Depending on state law, we may be held liable for unpaid health care claims, which were the responsibility of the capitated provider.

The majority of the insolvency reserves relate to specific provider bankruptcies. However, the estimate also includes reserves for potentially insolvent providers, where conditions indicate claims are not being paid or have slowed considerably.

FPA declared bankruptcy in July 1998. FPA served approximately 200,000 PacifiCare members in Arizona, California, Nevada and Texas. Reserves for the FPA bankruptcy totaled $57 million, with $41 million attributable to our Nevada HMO. Nevada law specifically requires that we pay all health care services claims for our members including those previously covered by capitation payments. The second quarter FPA insolvency reserves were partially offset by unrelated favorable provider settlements. We periodically make changes in estimates as prior year contract issues are resolved. Increases to FPA reserves were made in the third and fourth quarters as additional claims information was presented for payment. The remaining FPA reserves of $16 million primarily relate to non-contracted claims and receivable write-offs in the remaining HMOs. Unpaid FPA reserves at December 31, 1998 were approximately $20 million.

Reserves for other providers totaled $38 million. Approximately $17 million of the reserves recognized in the third and fourth quarters related to another provider that has ceased paying claims in Nevada and Arizona. This provider has not declared bankruptcy. The membership was transitioned to other providers between December 1998 and January 1999. The remaining $21 million is the estimated liability for smaller bankrupt providers and potentially insolvent providers, primarily in California. Other provider insolvency reserves unpaid at December 31, 1998 were approximately $38 million.

GOVERNMENT MEDICAL CARE RATIO. The government medical care ratio for the year ended December 31, 1998 increased 0.9 percent compared to the prior year because we recognized $62 million of provider insolvency reserves. Government insolvency reserves for FPA were $40 million, with the majority of these charges recognized in the second and third quarters. Other provider insolvency reserves of $22 million were recorded, primarily in the fourth quarter. Higher costs incurred for FPA membership shifted into new provider relationships were offset by the disposition of Utah. Excluding government provider insolvency reserves, the government medical care ratio was
85.4 percent.

COMMERCIAL MEDICAL CARE RATIO. The commercial medical care ratio includes the specialty HMOs and indemnity insurance results. The commercial medical care ratio for the year ended December 31, 1998 decreased due to the following:

- Improved provider contracts;

- A favorable pricing environment;

- Improved performance from the specialty HMOs;

- Sale of our Utah HMO and workers' compensation subsidiaries; offset by

- Provider insolvency reserves of $33 million.

Commercial insolvency reserves for FPA totaled $17 million, primarily recognized in the second and third quarters. Other provider insolvency reserves of $16 million were recognized in the fourth quarter and related to Arizona, California, Nevada, Texas and Washington. Excluding commercial provider insolvency reserves, the commercial medical care ratio was 82.0 percent.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of operating revenue, marketing, general and administrative expenses decreased slightly compared to the prior year because we realized the benefits of restructuring and a full year of synergies as a result of the FHP acquisition.

PRETAX CHARGES. The following is a summary of our net pretax charges:

                                             QUARTER          PRETAX        NET OF TAX    DILUTED (LOSS)/
                                           RECOGNIZED    (CHARGE)/CREDIT      AMOUNT     EARNINGS PER SHARE
                                           -----------   ----------------   ----------   ------------------
                                                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
1998
Sale of Utah HMO and workers'
  compensation subsidiaries..............  Third             $ (15.6)        $  (8.2)          $(0.18)
OPM charges..............................  Third                (3.8)           (2.0)           (0.04)
                                                             -------         -------           ------
                                           Total Third         (19.4)          (10.2)           (0.22)
OPM credits..............................  Fourth                8.4             4.4             0.10
                                                             -------         -------           ------
                                                             $ (11.0)        $  (5.8)          $(0.12)
                                                             =======         =======           ======
1997
Impairment of long-lived assets:
  Utah HMO...............................  Fourth            $ (62.4)        $ (55.7)          $(1.37)
  Washington health plan.................  Fourth              (40.5)          (36.1)           (0.89)
  Discontinued workers' compensation
     products............................  Fourth              (21.1)          (18.9)           (0.47)
                                                             -------         -------           ------
          Total impairment of long-lived
            assets.......................                     (124.0)         (110.7)           (2.73)
Loss contracts...........................  Fourth              (15.4)           (9.2)           (0.23)
Restructuring............................  Fourth              (15.1)           (9.0)           (0.22)
                                                             -------         -------           ------
                                                             $(154.5)        $(128.9)          $(3.18)
                                                             =======         =======           ======

See Note 9 of the Notes to Consolidated Financial Statements.

We recognized $11 million of net pretax charges in 1998, primarily for dispositions of unprofitable operations. Favorable OPM settlements in the fourth quarter offset increased reserves recognized in the third quarter. In 1997, Utah, Washington and the workers' compensation subsidiary charges related to the impairment of goodwill. Restructuring reserves recognized in 1997 were spent in 1998.

NET INVESTMENT INCOME. Net investment income increased approximately 29 percent in 1998 compared to the prior year, due primarily to gains on sales of marketable securities experienced throughout 1998 and more efficient investment through account consolidation.

INTEREST EXPENSE. Interest expense decreased approximately six percent in 1998 compared to the prior year, due to continued repayment of our credit facility and declining interest rates. The decrease was partially offset by interest on the FHP acquisition borrowings that were outstanding for six weeks longer in 1998.

PROVISION FOR INCOME TAXES. The effective income tax rate was 47.5 percent in 1998, compared with 136.1 percent in 1997. The rate declined significantly for two reasons:

- The 1997 effective rate was disproportionately high because most of the pretax charges recorded in the fourth quarter of 1997 were not deductible for tax purposes. The 1997 effective income tax rate without the effect of the pretax charges was approximately 50 percent.

- Nondeductible goodwill amortization was a smaller percentage of taxable income.

DILUTED EARNINGS PER SHARE. For the year ended December 31, 1998, income excluding the pretax charges described above was $208 million or $4.52 diluted earnings per share. For the year ended December 31, 1997, income excluding the pretax charges was $107 million or $2.43 diluted earnings per share. The increase in income was due to:

- Increased other income;

- Improved commercial medical care ratio;

- Efficiency in marketing, general and administrative expenses;

- Increased investment income; and

- Decreased interest expense.

1997 COMPARED WITH 1996

OVERVIEW. In 1997, we began reporting on calendar year end. We previously reported a fiscal year ending September 30. This resulted in an audited transition period from October 1, 1996 to December 31, 1996. For clarity of presentation and comparability, the discussion of results of operations compares the year ended December 31, 1997 to the unaudited twelve months ended December 31, 1996, which is referred to as the prior year.

On February 14, 1997, we finalized the FHP acquisition for a total purchase price, including transaction costs, of $2.2 billion. The FHP acquisition was accounted for as a purchase. Our consolidated results of operations include the results of FHP from the date of the FHP acquisition. See Note 4 of the Notes to Consolidated Financial Statements.

MEMBERSHIP. Total membership increased 85 percent to approximately 3.8 million members at December 31, 1997, from approximately 2.0 million members at December 31, 1996. The FHP acquisition increased membership by approximately 0.4 million government members and 1.5 million commercial members.

PREMIUM REVENUE. During 1997, total premium revenue increased 88 percent from the prior year, a direct result of the FHP acquisition. Six percent of the increase in premiums resulted from enrollment gains (net of the FHP acquisition) in both government and commercial programs. The remainder of the premium increase was mainly attributable to the government programs, along with our specialty managed care products and services.

Government premiums in 1997 increased 85 percent compared to the prior year. Approximately 81 percent of the total increase was due to the FHP acquisition. The balance of the net increase was due to the following:

- HCFA premium rate increases effective January 1, 1997 averaging over six percent;

- Increased government per member premium rates due to our exit of Medicaid lines of business in certain markets that had lower average per member premiums;

- Lower member paid supplemental premiums in several of our markets; and

- Enrollment gains in the government programs, net of acquisition membership.

Commercial premiums increased 97 percent compared to the prior year. Approximately 92 percent of the total increase related to the FHP acquisition. The remainder of the net increase was due to the following:

- Enrollment gains in the commercial programs, net of acquisition membership, accounted for seven percent, while premium rates remained relatively flat; offset by

- Decreased membership growth, excluding the FHP acquisition, due to the sale of our Florida operations and a shift in focus from one of rapid growth to improved profit margins through the use of a more disciplined product pricing strategy.

CONSOLIDATED MEDICAL CARE RATIO. The consolidated medical care ratio increased
1.2 percent from the prior year as a result of higher FHP commercial costs. The government medical care ratio for the year ended December 31, 1997 remained flat compared to the prior year. This consistency was largely due to FHP, which had lower cost provider contracts and generally higher reimbursement for Medicare membership. Additionally, the wind down of the Medicaid business contributed to slight decreases in the government medical care ratio. These decreases were partially offset by enhanced prescription drug benefits provided to enrollees combined with lower member paid supplemental premiums. The increase in the commercial medical care ratio included higher cost FHP provider contracts, increased non-capitated physician costs and increased out of area emergency room costs compared to the prior year. The commercial medical care ratio includes the specialty managed care health care costs.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of operating revenue, marketing, general and administrative expenses decreased slightly compared to the prior year. These cost savings were caused by lower than expected staffing, and greater than expected efficiencies resulting from the integration of the FHP administrative functions and information systems.

PRETAX CHARGES. The following is a summary of our pretax charges:

                                            QUARTER          PRETAX        NET OF TAX    DILUTED (LOSS)/
                                           RECOGNIZED    (CHARGE)/CREDIT     AMOUNT     EARNINGS PER SHARE
                                          ------------   ---------------   ----------   ------------------
                                                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
1997
Impairment of long-lived assets:
  Utah HMO..............................  Fourth             $ (62.4)       $ (55.7)          $(1.37)
  Washington health plan................  Fourth               (40.5)         (36.1)           (0.89)
  Discontinued workers' compensation
     products...........................  Fourth               (21.1)         (18.9)           (0.47)
                                                             -------        -------           ------
          Total impairment of long-lived
            assets......................                      (124.0)        (110.7)           (2.73)
Loss contracts..........................  Fourth               (15.4)          (9.2)           (0.23)
Restructuring...........................  Fourth               (15.1)          (9.0)           (0.22)
                                                             -------        -------           ------
                                                             $(154.5)       $(128.9)          $(3.18)
                                                             =======        =======           ======
1996
OPM charges.............................  Second             $ (25.0)       $ (14.9)          $(0.47)
Florida disposition.....................  Second                (9.3)          (8.3)           (0.26)
Restructuring...........................  Second                (7.8)          (4.7)           (0.15)
                                                             -------        -------           ------
                                          Total Second         (42.1)         (27.9)           (0.88)
Impairment of long-lived
  assets - Florida......................  Third                (58.7)         (34.1)           (1.08)
                                                             -------        -------           ------
                                                             $(100.8)       $ (62.0)          $(1.96)
                                                             =======        =======           ======

See Note 9 of the Notes to Consolidated Financial Statements.

We recognized $155 million of pretax charges in 1997, $124 million related to the write-off of goodwill for our Utah and Washington HMOs and our workers' compensation subsidiary. In 1996, we recognized Florida goodwill impairment of $59 million plus $42 million of OPM, restructuring and Florida disposition losses. Restructuring reserves recognized in 1996 were spent in 1996 and 1997.

NET INVESTMENT INCOME. Net investment income increased approximately $34 million for the year ended December 31, 1997 compared to the prior year. The increase was due primarily to additional investments over the prior year because of the FHP acquisition.

INTEREST EXPENSE. Interest expense increased approximately $63 million for the year ended December 31, 1997 compared to the prior year. The increase was due to increased borrowings on our credit facility to finance the FHP acquisition.

PROVISION FOR INCOME TAXES. The majority of the pretax charges were not deductible for income tax purposes. Therefore, we did not record an income tax benefit for most of these charges. The magnitude of these charges, combined with the inability to record a related income tax benefit, resulted in a disproportionately high effective income tax rate. The effective income tax rate, without the effect of the pretax charges, was approximately 50 percent, an increase over the prior year. This increase reflected the additional goodwill amortization expense attributed to the FHP acquisition.

DILUTED EARNINGS PER SHARE. For the year ended December 31, 1997, income excluding the pretax charges described above was $107 million or $2.43 diluted earnings per share. For the year ended December 31, 1996, income excluding pretax charges was $138 million or $4.36 diluted earnings per share. The decrease over the prior year was due to increases in the following:

- Commercial medical care ratio;

- Amortization expense;

- Interest expense related to the FHP acquisition; and

- Increased shares used to calculate earnings per share.

The convertible preferred stock and potentially dilutive securities (including stock options) used to calculate diluted loss per share in the fourth quarter and for 1997 were anti-dilutive. Anti-dilution results when diluted earnings per share is a greater value than basic earnings per share. The net loss per share reported in 1997 was due mainly to the pretax charges recognized in the fourth quarter and the high effective tax rate. Because the actual diluted loss per share was less than the basic loss per share, the calculation of the diluted loss per share reported was equal to the basic loss per share.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOWS IN 1998. PacifiCare's consolidated cash, equivalents and marketable securities increased to $1.6 billion at December 31, 1998 from $1.5 billion at December 31, 1997. The combined increase in cash, equivalents and marketable securities was directly related to current-year earnings that were invested. This increase was partially offset by long-term debt principal payments.

Cash flows from operations increased by $43 million to $456 million in 1998 from $413 million in 1997 as follows:

- Increases of $224 million in net income; offset by

- Decreases of $138 million in impairment, disposition, restructuring and other charges; and

- Net decreases of $43 million, primarily related to changes in deferred income taxes.

INVESTING ACTIVITIES IN 1998. Net cash used in investing activities was $19 million in 1998. Purchases of property, plant and equipment of $42 million were offset by $41 million of proceeds from the sale of property, plant and equipment. In 1998, we sold several medical clinics and related personal property acquired in the FHP acquisition. Disposition proceeds were approximately $17 million and were offset by increased investments in all marketable securities totaling $35 million.

INVESTING ACTIVITIES IN 1997. Net cash used by investing activities in 1997 was $1.0 billion for the acquisition of FHP. The proceeds from the subsidiary dispositions and property, plant and equipment in 1997 were $80 million. This was offset by $69 million of property, plant and equipment purchases and $24 million of marketable securities purchases, including restricted.

FINANCING ACTIVITIES IN 1998. Financing activities used $393 million of cash in 1998, primarily because we paid $391 million on our credit facility and other notes during the year. We also borrowed $30 million under the credit facility to repurchase shares of our outstanding common stock. As of December 31, 1998, we had repurchased 784,000 shares of our Class A and Class B common stock for $45 million. Cash received for the issuance of common and treasury stock was $19 million and was partially offset by $6 million of preferred stock dividends and cash paid on redemption of preferred stock.

FINANCING ACTIVITIES IN 1997. In 1997, our financing activities provided $912 million of cash. Of the $912 million of cash, $885 million was the net effect of borrowing $1.1 billion under our credit facility to finance the FHP acquisition, offset by $235 million of credit facility payments in 1997. Proceeds from the issuance of common stock provided $43 million of cash in 1997 while preferred stock dividend payments used $9 million of cash. Finally, in the first quarter of 1997, we made capital contributions totaling $67 million to Talbert Medical Management Corporation, a former subsidiary of FHP. In the second quarter of 1997, we received $60 million from the sale of the Talbert stock.

OTHER BALANCE SHEET CHANGE EXPLANATIONS

RECEIVABLES, NET. Receivables, net decreased by $30 million from 1997 as follows:

- $31 million increase in provider and pharmacy rebate receivables; offset by

- $33 million decrease in premiums and reinsurance receivables;

- $19 million decrease for subsidiary dispositions and discontinued indemnity products; and

- $9 million decrease in other receivables, including the timing of net investment income receivable.

Provider receivables increased by $19 million. In 1998, we reduced the claims payable backlog from 33 days at the beginning of the year to 30 days at the end of the year. Accelerated claims payments often result in provider receivables that are collected through capitation withhold adjustments and other incentive settlements. Pharmacy rebate receivables increased by $12 million as 1998 prescription drug utilization increased. Premium receivables decreased $26 million. Improved collection efforts in California and Oregon contributed $17 million of the decrease. Outstanding reinsurance receivables declined by $7 million in 1998.

GOODWILL AND INTANGIBLE ASSETS, NET. Goodwill and intangible assets decreased by $145 million from 1997 as follows:

- $76 million of goodwill and intangible amortization expense; and

- $69 million for FHP acquisition exit costs in excess of original estimates. See Note 4 of Notes to Consolidated Financial Statements.

MEDICAL CLAIMS AND BENEFITS PAYABLE. Medical claims and benefits payable decreased by $76 million from 1997 as follows:

- $55 million increase in provider insolvency reserves;

- $11 million increase in provider capitation liabilities; offset by

- $92 million decrease in claims payable, both our risk and claims administered on behalf of providers; and

- $50 million decrease for dispositions, including Utah's loss contract reserves, and discontinued indemnity products.

Claims payable decreased as our claims inventory fell by 47 percent from the December 1997 level.

ACCOUNTS PAYABLE. We experienced a $73 million decline in accounts payable at December 31, 1998 compared to the prior year. This decrease was planned and is related to accounts payable systems changes effective January 1, 1999. We made an effort to decrease accounts payable inventory to ease the number of items that would be converted in the reorganization of the accounts payable system.

INCOME TAXES. Income taxes changed from a receivable in the prior year to a payable in 1998. The change was attributable to the income tax provision on the 1998 income, partially offset by the estimated income tax payments made during the year.

OTHER LIABILITIES. Other liabilities decreased by $47 million from 1997. The decrease was primarily attributable to the disposition of our workers' compensation subsidiary.

FORWARD LOOKING INFORMATION UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. The Act was designed to encourage companies to provide prospective information about themselves without fear of litigation. The prospective information must be identified as forward looking and must be accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statements. The statements about our plans, strategies, intentions, expectations and prospects contained throughout the document are based on current expectations. These statements are forward looking and actual results may differ materially from those predicted as of the date of this report in the forward looking statements, which involve risks and uncertainties. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends. Stockholders are also directed to the other risks discussed in other documents filed by PacifiCare with the Securities and Exchange Commission.

MEMBERSHIP. We expect government membership to increase three to four percent by December 31, 1999 compared to 1998. For 1999, we plan to expand our membership retention programs and target group retiree members in our existing markets. We expect membership increases from enhanced drug benefits and new enrollment as competitors exit markets in which Secure Horizons will remain. We also anticipate offering our

Secure Horizon programs in new geographic markets. These increases will be partially offset by the exit of rural markets.

We expect commercial membership for the year ended December 31, 1999 to increase four to five percent compared to 1998. The majority of the growth will be in California where we plan to:

- Strengthen our sales fundamentals;

- Streamline and enhance our product mix;

- Improve underwriting practices;

- Increase the efficiency and effectiveness of our distribution channels; and

- Maximize membership renewal growth opportunities.

MEMBERSHIP RISK FACTORS. An unforeseen loss of profitable membership could have an effect on our financial position, results of operations and cash flows. Factors that could contribute to the loss of membership include:

- Failure to obtain new customers or retain existing customers;

- The effect of premium increases;

- Reductions in work force by existing customers;

- Negative publicity and news coverage;

- Inability of marketing and sales plans to attract new customers; or

- The loss of key executives or key employees.

PREMIUMS. Effective January 1, 1999, we received Medicare premium rate increases of two percent. We expect to continue to improve our gross margin by renewing commercial employer contracts with price increases. The price increases in our commercial product line are expected to range from zero to 12 percent depending upon competition, employer size, benefit design, geographic market and other factors. We plan to exit markets where our premium revenue does not cover the cost of providing care. While we expect to increase commercial premiums without experiencing significant membership losses, we may have to alter our pricing strategy to avoid such losses. Reduction in Medicare premiums, such as the proposed risk adjusted payment program, could have an effect on our financial position as every one percent change in premium represents approximately $56 million dollars of annual revenue. To counteract this impact, we would need to generate additional revenue or cost savings of approximately $56 per person per year. We could achieve this by increasing member premiums, office copayments, hospital deductibles or prescription copayments.

OTHER INCOME. In 1999, we expect other income to be lower than 1998 because of lower SHUSA revenues. In addition, 1999 rental income is expected to be less than 1998 because several medical clinics were sold in the last half of 1998.

HEALTH CARE PROVIDER CONTRACTS. Our profitability depends, in part, on our ability to control health care costs while providing quality care. Maintaining capitated arrangements with solvent providers, especially in the Nevada market, will be important to improve 1999 results of operations. Securing cost-effective contracts with existing and new physician groups has become more difficult due to increased competition. Failure to secure cost-effective contracts may result in a loss in membership or a higher medical care ratio. Additionally, the negotiation of provider contracts, generally as of January 1, may be impacted by unfavorable state and federal legislation and regulation discussed below. Our inability to contract with providers, loss of contracts with providers, inability of providers to provide adequate care, or insolvency of providers could materially affect us. Based on current information, we believe that our contingency plans are adequate to cover the potential impact of contract terminations.

We continue to evaluate the financial stability of our providers, focusing on providers with significant membership in key geographic areas and providers that have been identified as a poor risk. We are also seeking to improve our performance in 1999 by taking steps to minimize our risk associated with providers. We believe that the December 31, 1998 provider insolvency reserves are adequate to cover the cost of health care services rendered through 1998 that may not be paid by insolvent or unstable providers. We believe our contingency plans for shifting the membership or assisting the provider to obtain and maintain stability are adequate to cover the risk. We have and may continue to incur additional costs as a result of entering into new contracts, especially for FPA and potentially for MedPartners. The effect of these risks and the need for additional provider reserves could have a material effect on our results of operations or cash flows. We believe, however, that such reserves would not materially affect our consolidated financial position.

GOVERNMENT MEDICAL CARE RATIO. We expect the government medical care ratio in 1999 to remain flat or slightly increase from 1998. Price increases, recontracting efforts in Nevada and California, and our exit of rural markets in four states plus the disposition of Utah are expected to improve the medical care ratio. However, these improvements will be offset by changes in premium mix, increases in capitation, decreases in non-capitated contracts and changes in pharmacy costs. The implementation of the Medicare reform provisions that limit program spending and allow the entry of new providers and plans that could increase competitive pressures could also offset any increases. See Legislation and Regulation below.

COMMERCIAL MEDICAL CARE RATIO. In 1999, we expect the commercial medical care ratio to be consistent with, or improve slightly from 1998. We expect improvements as we continue to renegotiate provider contracts and implement capitated contracts and price increases. Moreover, higher premium rates offered during renewal periods should continue to result in the elimination of some high medical care ratio business. We also plan to exit markets where price increases do not cover the cost of health care.

MEDICAL CARE RISK FACTORS. The government and commercial medical care ratio expectations discussed above could be affected by various uncertainties, including:

- Medical and prescription drug costs that have been rising faster than premium increases;

- Increases in utilization and costs of medical services;

- The effect of actions by competitors or groups of providers; or

- Termination of provider contracts, provider insolvency or renegotiation of such contracts at less cost-effective rates or terms of payment.

MARKETING, GENERAL AND ADMINISTRATIVE SUPPORT. In 1999, marketing, general and administrative expenses as a percentage of operating revenue are expected to decline slightly because we expect to realize additional efficiencies from the FHP acquisition. Additionally, California's final conversion from FHP information systems to PacifiCare systems was completed in June 1998, so 1999 will be the first full year of integrated operations. The need for additional advertising, marketing, administrative, or management information systems expenditures, and the inability of marketing and sales plans to attract new customers, could impact marketing, general and administrative expenses.

1999 DISPOSITIONS. Dispositions could be announced as we continue to evaluate whether certain subsidiaries or products fit within our core business strategy. There can be no assurance that the dispositions will not result in additional pretax charges. We believe, however, that any disposition operating losses would not materially affect our consolidated financial position. However, the disposition losses could have a material effect on the results of operations or cash flows of a future period.

IMPAIRMENT OF LONG-LIVED ASSETS. As circumstances warrant, we determine whether the realizable value of long-lived assets such as property and equipment, real estate and goodwill, are less than the value carried on the consolidated financial statements. We believe that any impairment of such long-lived assets would not materially affect our consolidated financial position. However, impairment charges, if material, could have an effect on our results of operations or cash flows of a future period.

EFFECTIVE TAX RATE. We expect the 1999 effective tax rate to decrease three to five percent from 1998. Consistent with our integration strategies, we will complete a legal reorganization of the Company and its subsidiaries. The full year benefit of certain tax strategies is expected to be realized in 1999. The tax strategies are expected to reduce the effective tax rate by one to three percent. The 1998 effective tax rate includes more than one percent related to the dispositions of Utah and the workers' compensation subsidiary that is not expected to recur. Finally, the impact of nondeductible goodwill on the effective tax rate is expected to decrease by approximately one percent because 1999 pretax income is projected to increase from 1998. There can be no assurance that these tax strategies will be successful or that pre-tax income will increase as projected, for various reasons set forth in this document and other documents we have filed with the Securities and Exchange Commission. As a result, there can be no assurance our tax rate will decrease in 1999.

YEAR 2000. PacifiCare has implemented a Year 2000 compliance program to address all major computing information systems, including core application systems, networks, desktop systems, infrastructure, and critical information supply chains. In addition to all major information systems, we are verifying that all date fields and calculations used in critical business processes will be Year 2000 compliant. Under the program we are also addressing our external Year 2000 related risks which arise from the year 2000 readiness of third parties with whom we maintain ongoing relationships.

The Year 2000 Compliance Program includes the following five phases which are listed in logical order, but are being addressed concurrently as appropriate:

- Awareness and Communication. There is an on-going company-wide communication and education effort to ensure that there is a clear understanding of the Year 2000 problem and associated risks.

- Inventory and Assessment. A company-wide inventory has been taken of all computer information systems and their components, including infrastructure equipment and hardware, software applications and information supply chains. Through the inventory, we are assessing the business risks and Year 2000 compliance status of each system component. For components which are not Year 2000 compliant, a remediation plan is being developed which includes the Year 2000 remediation action required and the time and resources needed to accomplish it. Priorities are also established based on the relative business critical function of each system component.

- Remediation. Based upon the remediation plan developed as part of the assessment phase, appropriate action is taken to correct or remediate the Year 2000 issues associated with the system and its components to render it Year 2000 compliant. Except for the FHP core system, we expect all affected system components to be remediated by March 31, 1999. Contingency plans for critical business functions will be completed as part of this phase as well.

- Testing and Certification. Following the completion of the remediation phase, each computer information system and its components are tested. Actual test results are reviewed and compared to expected test results based on accepted industry standards and methodologies. If the actual test results are acceptable, the system and/or component are certified as Year 2000 compliant. Testing and certification for the PacifiCare core computer system are 90 percent complete. We expect all other systems (except the FHP core system) to be tested and certified as Year 2000 compliant by June 30, 1999. Testing and certification of the FHP core computer systems will occur during 1999 and are expected to be completed in December 1999.

- Implementation and Close. There will be a final review and confirmation that the remediated systems and components have met all Year 2000 compliance objectives.

When our Year 2000 compliance program was first established in 1996, we focused on existing systems and did not contemplate acquisitions of other companies. These core computing programs became Year 2000 compliant in 1998. The total cost to make our pre-FHP core computing information systems Year 2000 compliant was approximately $6 million.

With the February 1997 FHP acquisition, we originally expected the Arizona, Colorado, Nevada and Ohio HMOs to shift to our pre-FHP core computing information systems throughout 1998 and 1999 as providers moved to delegated capitation arrangements. In the second quarter of 1998, we determined that while we had successfully moved some of these providers to capitation arrangements, the provider networks did not have sufficient infrastructure to administer the claims under a fully delegated capitated arrangement. We concluded that our HMOs in these states will need to continue to administer claims on behalf of providers.

Because the claims-based FHP core systems function more effectively than our core computing systems for claims administration on behalf of non-delegated delivery systems, we decided to maintain the FHP systems. As a result, the scope of our Year 2000 compliance activities was expanded to include the FHP computer system. We have a detailed project plan for modifying the FHP systems to be Year 2000 compliant in phases during 1999. Based upon an outside consultant's recommendations and internal analysis, we estimate that the total cost to make the FHP systems Year 2000 compliant ranges from $5 to $9 million.

Our Year 2000 compliance program establishes priorities to achieve resolution of the most business critical issues first. The program incorporates a regular reporting process which helps us to monitor and measure our progress toward Year 2000 compliance against defined goals. Through this reporting process we can focus resources on, any Year 2000 issue, as necessary.

We are also contacting our third party vendors, provider and hospital networks, business partners, contractors, and service providers, including HCFA, to assess their Year 2000 level of readiness. In some cases, we are seeking reasonable assurances with respect to Year 2000 compliance. Our priority is to assess the readiness of our providers with delegated responsibility and other third parties with which we electronically exchange data or interact. Because we do not control the products, services, or systems of our providers, vendors or customers, we cannot ensure their Year 2000 compliance. We anticipate developing business process contingency plans by June 1999 for external sources that appear to be at risk.

If HCFA or certain other third parties experience significant failures or erroneous applications, it could have a material effect on our financial position, results of operations, cash flows, and business prospects. For example, if HCFA, OPM, or our commercial customers experience system failures, this could cause a delay in our receipt of payments from these customers, including a significant HCFA payment due in January 2000. Therefore, we are developing a cash receipts contingency plan.

We also could have difficulties processing Medicare and other claims within required periods, collecting accurate claims and other data on which we depend, or enrolling new members. In preparing contingency plans, we are developing risk reduction strategies. However, some risks may be beyond our control. Further, our marketing, general and administrative expenses could increase due to Year 2000 compliance expenditures.

OPM. OPM generally audits health plans which it contracts with every five or six years. We currently have several audits with OPM that are in various stages. We intend to negotiate with OPM and DOJ on all unresolved matters to attain a mutually satisfactory result. We cannot assure that the negotiations will conclude satisfactorily, or that there will not be additional liability upon completion of the audits. However, we believe that any ultimate liability in excess of amounts already set aside would not materially affect our consolidated financial position. The liability, if material, could have an effect on results of operations or cash flows of a future quarter. See Note 10 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES. Additional borrowings on our credit facility may be necessary if HCFA and OPM are unable to remit funds as a result of Year 2000 compliance issues. We also may continue to repurchase shares of outstanding stock, resulting in reduced cash or additional borrowings on our credit facility. Additional borrowings on the credit facility may make us subject to earlier mandatory reduction of the outstanding balance. Additionally, should the credit facility be drawn, our ability to repay amounts owed under the credit facility and other long-term debt will depend on cash receipts from our subsidiaries' restricted cash reserves. These subsidiary receipts represent fees for management services rendered by us to the subsidiaries and cash dividends by the subsidiaries to us. Nearly all of the subsidiaries are subject to HMO regulations or insurance regulations and may be subject to substantial supervision by one or more HMO or insurance regulators. Subsidiaries subject to regulation must meet or exceed various capital standards imposed by HMO or insurance regulations, which may from time to time impact the amount of funds the subsidiaries can pay to us. Additionally, from time to time, we advance funds in the form of a loan or capital contribution to our subsidiaries to assist them in satisfying federal or state financial requirements. If a federal or state regulator has concerns about the financial position of a subsidiary, a regulator may impose additional financial requirements on the subsidiary, which may require additional funding from us. We believe that cash flows from operations, existing cash equivalents, marketable securities and other financing sources will be sufficient to meet the requirements of the credit facility.

RISK-BASED CAPITAL REQUIREMENTS. The National Association of Insurance Commissioners has proposed that states adopt risk-based capital standards that, if implemented, would require new minimum capitalization limits for health care coverage provided by HMOs and other risk-bearing health care entities. To date, Washington is the only state where we have HMO operations that has adopted these standards. We do not expect this legislation to have a material impact on our consolidated financial position in the near future if other states where we operate HMOs adopt these standards. Further, we believe that cash flows from operations or, if necessary, borrowings under our credit facility, will be sufficient to fund any additional risk-based capital requirements.

LEGISLATION AND REGULATION. Federal and state legislation and regulation significantly affect us. During 1998 our government programs, the majority of which are Medicare business, contribute 59 percent of our revenue and an even greater percentage of our profits. Changes in state and federal legislation or regulation could cause actual results to differ materially from the expected results discussed throughout this document. Changes that could effect us materially include:

- Limitations on premium levels;

- Increases in minimum capital and reserves and other financial viability requirements;

- Prohibition or limitation of capitated arrangements or provider financial incentives;

- Benefit mandates (including mandatory length of stay and emergency room coverage, many of which become effective in 1999);

- Limitations on the ability to manage care and utilization of any willing provider and direct access laws; and

- Adoption on the federal and/or state level of a "Patients Bill of Rights."

Legislation and regulation could also include adverse actions of governmental payors, including reduced Medicare premiums; discontinuance of or limitation on governmentally funded programs; recovery by governmental payors of previously paid amounts; the inability to increase premiums or prospective or retroactive reductions to premium rates for federal employees; and adverse regulatory actions.

OTHER. Results may differ materially from those projected, forecast, estimated and budgeted by us due to adverse results in ongoing audits or in other reviews conducted by federal or state agencies or health care purchasing cooperatives; adverse results in significant litigation matters; and changes in interest rates causing changes in interest expense and net investment income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

The principal objective of our asset/liability management activities is to maximize net investment income, while maintaining levels of interest rate risk and facilitating our funding needs. Our net investment income and interest expense are subject to the risk of interest rate fluctuations. To mitigate the impact of fluctuations in interest rates, we manage the structure of the maturity of debt, investments and derivatives. We use derivative financial instruments, primarily interest rate swaps, with maturities that correlate to balance sheet financial instruments. This results in a modification of existing interest rates to levels deemed appropriate based on our current economic outlook.

The following table provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 1998. For investment securities and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Additionally, we have assumed our marketable securities and marketable securities-restricted, comprised primarily of U.S. government, state, municipal, and corporate debt securities, are similar enough to aggregate into fixed rate and variable rate securities for presentation purposes. For interest rate swaps, the table presents notional amounts by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract.

                                             1999       2000      2001       2002       2003      BEYOND     TOTAL     FAIR VALUE
                                           --------   --------   -------   --------   --------   --------   --------   ----------
                                                                           (DOLLARS IN THOUSANDS)
Assets:
Marketable securities:
  Fixed rate.............................  $ 20,719   $119,218   $12,850   $ 36,762   $ 34,797   $588,723   $813,069    $826,296
  Average interest rate..................      5.26%      5.34%     6.22%      6.02%      5.93%      5.57%      5.56%         --
  Variable rate..........................  $    999         --        --         --         --   $ 49,590   $ 50,589    $ 49,257
  Average interest rate..................      5.03%        --        --         --         --       5.88%      5.86%         --
Marketable securities - restricted:
  Fixed rate.............................  $ 40,519   $ 27,183   $ 3,826   $  3,494   $    214   $  7,424   $ 82,660    $ 83,539
  Average interest rate..................      5.25%      5.36%     6.13%      5.76%      6.35%      5.98%      5.47%         --
Liabilities:
Long term debt, including debt due within
  one year:
  Variable rate..........................  $     87   $      6        --   $550,000   $100,000         --   $650,093    $650,093
  Average interest rate..................     10.00%     11.00%       --       6.00%      7.00%        --         --          --
Derivative financial instruments related
  to debt:
  Interest rate swaps:
  Pay variable/receive fixed.............  $350,000         --        --         --         --         --   $350,000    $350,000
  Average interest rate..................      6.00%        --        --         --         --         --         --          --

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index included at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

We have not changed our independent auditors, nor have we had disagreements with such auditors on accounting principles, practices or financial statement disclosure within the last two years.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about directors and executive officers is incorporated by reference from our Proxy Statement under the headings Election of Directors and Executive Officers and Directors Other Than Nominees for the 1999 Annual Meeting of Shareholders. We expect to file this Proxy Statement with the SEC no later than April 30, 1999.

ITEM 11. EXECUTIVE COMPENSATION

Information about executive compensation is incorporated by reference from our Proxy Statement under the heading Compensation of Executive Officers for the 1999 Annual Meeting of Shareholders. We expect to file this Proxy Statement with the SEC no later than April 30, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information about security ownership of certain beneficial owners and management is incorporated by reference from our Proxy Statement under the heading Security Ownership of Certain Beneficial Owners and Management for the 1999 Annual Meeting of Shareholders. We expect to file this Proxy Statement with the SEC no later than April 30, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about certain relationships and transactions with related parties is incorporated by reference from our Proxy Statement under the heading Certain Transactions for the 1999 Annual Meeting of Shareholders. We expect to file this Proxy Statement with the SEC no later than April 30, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

                                                                       PAGE
                                                                     REFERENCE
                                                                     ---------
(a)1.  Consolidated Financial Statements:
       Consolidated Balance Sheets as of December 31, 1998 and
         1997......................................................     F-1
       Consolidated Statements of Operations for the years ended
         December 31, 1998
         and 1997, three months ended December 31, 1996 and the
         fiscal year ended September 30, 1996......................     F-2
       Consolidated Statements of Shareholders' Equity for the
         years ended December 31, 1998 and 1997, three months ended
         December 31, 1996 and the fiscal year ended September 30,
         1996......................................................     F-3
       Consolidated Statements of Cash Flows for the years ended
         December 31, 1998 and 1997, three months ended December
         31, 1996 and the fiscal year ended September 30, 1996.....     F-4
       Notes to Consolidated Financial Statements..................     F-6
       Report of Ernst & Young LLP Independent Auditors............    F-24
       Quarterly Information for 1998 and 1997 (unaudited).........    F-25
   2.  Financial Statement Schedule:
       Schedule II -- Valuation and Qualifying Accounts............    F-26
       All other schedules are omitted because they are not
         required or the information is included elsewhere in the
         consolidated financial statements.
   3.  Exhibits: An "Exhibit Index" is filed as part of this Form
         10-K beginning on page E-1 and is incorporated by
         reference.
(b)    Reports on Form 8-K:
       On November 20, 1998, PacifiCare Health Systems, Inc. filed a Form 8-K/A in connection with its sale of PacifiCare of
         Utah, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PACIFICARE HEALTH SYSTEMS, INC.

                                      By:         /s/ ALAN R. HOOPS
                                         ---------------------------------------
                                                      Alan R. Hoops
                                         Chairman of the Board and Chief
                                          Executive Officer

Date: February 26, 1999

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                       TITLE                    DATE
                        ----                                       -----                    ----

                  /s/ ALAN R. HOOPS                      Chairman of the Board and    February 26, 1999
-----------------------------------------------------     Chief Executive Officer
                    Alan R. Hoops                      (Principal Executive Officer)

                /s/ ROBERT B. STEARNS                  Executive Vice President and   February 26, 1999
-----------------------------------------------------     Chief Financial Officer
                  Robert B. Stearns                    (Principal Financial Officer)

                /s/ MARY C. LANGSDORF                    Senior Vice President and    February 26, 1999
-----------------------------------------------------      Corporate Controller
                  Mary C. Langsdorf                        (Principal Accounting
                                                                 Officer)

                /s/ JACK R. ANDERSON                             Director             February 26, 1999
-----------------------------------------------------
                  Jack R. Anderson

                  /s/ CRAIG T. BEAM                              Director             February 26, 1999
-----------------------------------------------------
                    Craig T. Beam

                /s/ RICHARD M. BURDGE                            Director             February 26, 1999
-----------------------------------------------------
                  Richard M. Burdge

                 /s/ BRADLEY C. CALL                             Director             February 26, 1999
-----------------------------------------------------
                   Bradley C. Call

               /s/ DAVID R. CARPENTER                            Director             February 26, 1999
-----------------------------------------------------
                 David R. Carpenter

               /s/ TERRY O. HARTSHORN                   Vice Chairman of the Board    February 26, 1999
-----------------------------------------------------
                 Terry O. Hartshorn

                  /s/ GARY L. LEARY                              Director             February 26, 1999
-----------------------------------------------------
                    Gary L. Leary

                        NAME                                       TITLE                    DATE
                        ----                                       -----                    ----
              /s/ WARREN E. PINCKERT II                          Director             February 26, 1999
-----------------------------------------------------
                Warren E. Pinckert II

                  /s/ DAVID A. REED                              Director             February 26, 1999
-----------------------------------------------------
                    David A. Reed

                  /s/ LLOYD E. ROSS                              Director             February 26, 1999
-----------------------------------------------------
                    Lloyd E. Ross

                /s/ JEAN BIXBY SMITH                             Director             February 26, 1999
-----------------------------------------------------
                  Jean Bixby Smith

                        PACIFICARE HEALTH SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
                                                               (IN THOUSANDS, EXCEPT PER
                                                                      SHARE DATA)
                                         ASSETS
Current assets:
  Cash and equivalents......................................   $  724,636     $  680,674
  Marketable securities.....................................      875,553        864,708
  Income tax receivable.....................................           --         95,088
  Receivables, net..........................................      275,955        305,645
  Prepaid expenses and other current assets.................       24,979         31,994
  Deferred income taxes.....................................      132,452        112,037
                                                               ----------     ----------
          Total current assets..............................    2,033,575      2,090,146
                                                               ----------     ----------
Property, plant and equipment at cost, net of accumulated
  depreciation and amortization.............................      178,520        235,943
Marketable securities-restricted............................       82,660        145,989
Goodwill and intangible assets, net.........................    2,313,266      2,458,463
Other assets................................................       22,923         32,505
                                                               ----------     ----------
                                                               $4,630,944     $4,963,046
                                                               ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Medical claims and benefits payable.......................   $  645,300     $  721,500
  Accounts payable..........................................       43,436        116,277
  Accrued liabilities.......................................      352,352        323,495
  Accrued compensation and employee benefits................       68,382         71,055
  Unearned premium revenue..................................      509,859        496,183
  Long-term debt due within one year........................           87            154
                                                               ----------     ----------
          Total current liabilities.........................    1,619,416      1,728,664
                                                               ----------     ----------
Long-term debt due after one year...........................      650,006      1,011,234
Deferred income taxes.......................................      112,056        102,793
Other liabilities...........................................       11,015         57,793
Minority interest...........................................          355            375
Commitments and contingencies
Shareholders' equity:
  Capital stock, $0.01 par value per share:
     Preferred stock, 40,000 shares authorized: issued
      10,517 shares of Series A Convertible Preferred Stock
      in 1997...............................................           --            105
     Common stock:
       Class A, 100,000 shares authorized, voting: issued
        14,880 shares in 1998 and 14,794 shares in 1997.....          149            148
       Class B, 100,000 shares authorized, non-voting:
        issued 31,506 shares in 1998 and 27,201 shares in
        1997................................................          315            272
  Additional paid-in capital................................    1,624,619      1,599,229
  Accumulated other comprehensive income....................        7,359          9,993
  Retained earnings.........................................      649,608        452,440
  Treasury shares, at cost: Class A Common, 42 shares and
     Class B Common, 728 shares in 1998.....................      (43,954)            --
                                                               ----------     ----------
          Total shareholders' equity........................    2,238,096      2,062,187
                                                               ----------     ----------
                                                               $4,630,944     $4,963,046
                                                               ==========     ==========

                            See accompanying notes.

                        PACIFICARE HEALTH SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             THREE MONTHS
                                                YEAR ENDED     YEAR ENDED       ENDED        YEAR ENDED
                                               DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,
                                                   1998           1997           1996           1996
                                               ------------   ------------   ------------   -------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  Government premiums (Medicare and
     Medicaid)...............................   $5,586,592     $5,206,919     $  722,748     $2,720,698
  Commercial premiums........................    3,823,587      3,728,243        498,832      1,866,830
  Other income...............................      111,303         47,518         13,295         49,777
                                                ----------     ----------     ----------     ----------
          Total operating revenue............    9,521,482      8,982,680      1,234,875      4,637,305
Expenses:
Health care services:
  Government services........................    4,834,638      4,458,994        618,265      2,322,375
  Commercial services........................    3,167,622      3,199,885        421,080      1,550,372
                                                ----------     ----------     ----------     ----------
          Total health care services.........    8,002,260      7,658,879      1,039,345      3,872,747
Marketing, general and administrative
  expenses...................................    1,089,418      1,055,080        153,135        575,928
Amortization of goodwill and intangible
  assets.....................................       76,593         70,219          1,861          9,153
Impairment, disposition, restructuring and
  other charges..............................       15,644        154,507             --         75,840
Office of Personnel Management (credits)
  charges....................................       (4,624)            --             --         25,000
                                                ----------     ----------     ----------     ----------
Operating income.............................      342,191         43,995         40,534         78,637
Net investment income........................      104,306         80,665         12,652         46,237
Interest expense.............................      (60,923)       (64,536)          (350)        (2,094)
                                                ----------     ----------     ----------     ----------
Income before income taxes...................      385,574         60,124         52,836        122,780
Provision for income taxes...................      183,147         81,825         21,079         50,827
                                                ----------     ----------     ----------     ----------
Net income (loss)............................   $  202,427     $  (21,701)    $   31,757     $   71,953
                                                ==========     ==========     ==========     ==========
Preferred dividends..........................       (5,259)        (8,792)            --             --
                                                ----------     ----------     ----------     ----------
Net income (loss) available to common
  shareholders...............................   $  197,168     $  (30,493)    $   31,757     $   71,953
                                                ==========     ==========     ==========     ==========
Basic earnings (loss) per share..............   $     4.50     $    (0.75)    $     1.01     $     2.31
                                                ==========     ==========     ==========     ==========
Diluted earnings (loss) per share............   $     4.40     $    (0.75)    $     1.00     $     2.27
                                                ==========     ==========     ==========     ==========

                            See accompanying notes.

                        PACIFICARE HEALTH SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                  ACCUMULATED
                                                CLASS A   CLASS B   ADDITIONAL       OTHER
                                    PREFERRED   COMMON    COMMON     PAID IN     COMPREHENSIVE   RETAINED   TREASURY
                                      STOCK      STOCK     STOCK     CAPITAL        INCOME       EARNINGS    STOCK       TOTAL
                                    ---------   -------   -------   ----------   -------------   --------   --------   ----------
                                                                           (IN THOUSANDS)
BALANCES AT SEPTEMBER 30, 1995....    $  --      $123      $186     $  347,548      $ 4,944      $379,223   $     --   $  732,024
                                      -----      ----      ----     ----------      -------      --------   --------   ----------
Comprehensive income:
  Net income......................       --        --        --             --           --        71,953         --       71,953
  Other comprehensive loss, net of
    tax:
    Unrealized losses on
      securities, net of
      reclassification
      adjustment..................       --        --        --             --       (3,651)           --         --       (3,651)
                                      -----      ----      ----     ----------      -------      --------   --------   ----------
Comprehensive income..............       --        --        --             --       (3,651)       71,953         --       68,302
                                      -----      ----      ----     ----------      -------      --------   --------   ----------
Issuance of capital stock under
  employee benefit plans..........       --         1         3         14,510           --            --         --       14,514
Tax benefit associated with
  exercise of stock options.......       --        --        --          8,384           --            --         --        8,384
                                      -----      ----      ----     ----------      -------      --------   --------   ----------
BALANCES AT SEPTEMBER 30, 1996....       --       124       189        370,442        1,293       451,176         --      823,224
                                      -----      ----      ----     ----------      -------      --------   --------   ----------
Comprehensive income:
  Net income......................       --        --        --             --           --        31,757         --       31,757
  Other comprehensive income, net
    of tax:
    Unrealized gains on
      securities, net of
      reclassification
      adjustment..................       --        --        --             --        2,158            --         --        2,158
                                      -----      ----      ----     ----------      -------      --------   --------   ----------
Comprehensive income..............       --        --        --             --        2,158        31,757         --       33,915
                                      -----      ----      ----     ----------      -------      --------   --------   ----------
Issuance of capital stock under
  employee benefit plans..........       --        --        --            612           --            --         --          612
Tax benefit associated with
  exercise of stock options.......       --        --        --          2,351           --            --         --        2,351
                                      -----      ----      ----     ----------      -------      --------   --------   ----------
BALANCES AT DECEMBER 31, 1996.....       --       124       189        373,405        3,451       482,933         --      860,102
                                      -----      ----      ----     ----------      -------      --------   --------   ----------
Comprehensive loss:
  Net loss........................       --        --        --             --           --       (21,701)        --      (21,701)
  Other comprehensive income, net
    of tax:
    Unrealized gains on
      securities, net of
      reclassification
      adjustment..................       --        --        --             --        6,542            --         --        6,542
                                      -----      ----      ----     ----------      -------      --------   --------   ----------
Comprehensive loss................       --        --        --             --        6,542       (21,701)        --      (15,159)
                                      -----      ----      ----     ----------      -------      --------   --------   ----------
Capital stock activity:
  FHP acquisition.................      105        23        74      1,163,393           --            --         --    1,163,595
  Employee benefit plans..........       --         1         9         44,584           --            --         --       44,594
Tax benefit associated with
  exercise of stock options.......       --        --        --         17,847           --            --         --       17,847
Preferred dividends...............       --        --        --             --           --        (8,792)        --       (8,792)
                                      -----      ----      ----     ----------      -------      --------   --------   ----------
BALANCES AT DECEMBER 31, 1997.....      105       148       272      1,599,229        9,993       452,440         --    2,062,187
                                      -----      ----      ----     ----------      -------      --------   --------   ----------
Comprehensive income:
  Net income......................       --        --        --             --           --       202,427         --      202,427
  Other comprehensive loss, net of
    tax:
    Unrealized losses on
      securities, net of
      reclassification
      adjustment..................       --        --        --             --       (2,634)           --         --       (2,634)
                                      -----      ----      ----     ----------      -------      --------   --------   ----------
Comprehensive income..............       --        --        --             --       (2,634)      202,427         --      199,793
                                      -----      ----      ----     ----------      -------      --------   --------   ----------
Capital stock activity:
  Conversion of preferred stock to
    common stock..................     (105)       --        39           (344)          --            --         --         (410)
  Employee benefit plans..........       --         1         4         19,438           --            --        704       20,147
  Purchase of treasury stock......       --        --        --             --           --            --    (44,658)     (44,658)
Tax benefit associated with
  exercise of stock options.......       --        --        --          6,296           --            --         --        6,296
Preferred dividends...............       --        --        --             --           --        (5,259)        --       (5,259)
                                      -----      ----      ----     ----------      -------      --------   --------   ----------
BALANCES AT DECEMBER 31, 1998.....    $  --      $149      $315     $1,624,619      $ 7,359      $649,608   $(43,954)  $2,238,096
                                      =====      ====      ====     ==========      =======      ========   ========   ==========

                            See accompanying notes.

                        PACIFICARE HEALTH SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          THREE MONTHS
                                                           YEAR ENDED      YEAR ENDED        ENDED         YEAR ENDED
                                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    SEPTEMBER 30,
                                                              1998            1997            1996            1996
                                                          ------------    ------------    ------------    -------------
                                                                                 (IN THOUSANDS)
Operating activities:
  Net income (loss)...................................      $202,427      $   (21,701)      $ 31,757        $  71,953
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Amortization of goodwill and intangible assets....        76,593           70,219          1,861            9,153
    Depreciation and amortization.....................        44,436           46,658          5,244           22,949
    Deferred income taxes.............................       (19,299)          25,579            213          (25,783)
    Impairment, disposition, restructuring and other
      charges.........................................        15,644          154,507             --           75,840
    Loss on disposal of property, plant and equipment
      and other.......................................        12,547            6,715            191              750
    Office of Personnel Management (credits)
      charges.........................................        (4,624)              --             --           25,000
    Provision for doubtful accounts...................         1,485            5,171            296              999
    Changes in assets and liabilities, net of effects
      from acquisitions and dispositions:
      Receivables, net................................        24,516            6,321         13,037          (55,971)
      Prepaid expenses, income tax receivable and
         other current assets.........................       102,696         (112,409)       (13,745)          (5,038)
      Medical claims and benefits payable.............       (47,421)          (2,504)        10,800          (21,261)
      Accounts payable, accrued liabilities, and
         accrued compensation and employee benefits...        31,549           (2,340)        (7,139)             573
      Unearned premium revenue........................        15,038          237,273        232,357         (172,156)
                                                            --------      -----------       --------        ---------
         Net cash flows provided by (used in)
           operating activities.......................       455,587          413,489        274,872          (72,992)
                                                            --------      -----------       --------        ---------
Investing activities:
  Purchase of property, plant and equipment...........       (41,631)         (68,533)        (4,614)         (22,728)
  Proceeds from the sale of property, plant and
    equipment.........................................        41,187            3,154             --               --
  Purchase of marketable securities-restricted........       (17,980)         (15,475)        (2,993)          (9,298)
  Proceeds from dispositions..........................        16,809           76,500             --               --
  Purchase of marketable securities, net..............       (16,546)          (8,795)       (33,964)         (30,623)
  Acquisitions, net of cash acquired..................          (750)        (999,892)          (358)          (5,403)
                                                            --------      -----------       --------        ---------
         Net cash flows used in investing
           activities.................................       (18,911)      (1,013,041)       (41,929)         (68,052)
                                                            --------      -----------       --------        ---------
Financing activities:
  Principal payments on long-term debt................      (391,295)        (235,166)        (8,625)          (8,625)
  Repurchase of common stock..........................       (44,658)              --             --               --
  Proceeds from borrowings of long-term debt..........        30,000        1,120,000             --               --
  Proceeds from issuance of common and treasury
    stock.............................................        18,908           43,838            612           13,342
  Preferred dividends paid............................        (5,259)          (8,792)            --               --
  Redemption of preferred stock.......................          (410)              --             --               --
  Capitalization of Talbert...........................            --          (67,000)            --               --
  Proceeds from sale of Talbert stock.................            --           59,598             --               --
                                                            --------      -----------       --------        ---------
         Net cash flows provided by (used in)
           financing activities.......................      (392,714)         912,478         (8,013)           4,717
                                                            --------      -----------       --------        ---------
Net increase (decrease) in cash and equivalents.......        43,962          312,926        224,930         (136,327)
Beginning cash and equivalents........................       680,674          367,748        142,818          279,145
                                                            --------      -----------       --------        ---------
Ending cash and equivalents...........................      $724,636      $   680,674       $367,748        $ 142,818
                                                            ========      ===========       ========        =========

                            See accompanying notes.
                         Table continued on next page.

                        PACIFICARE HEALTH SYSTEMS, INC.

                                                                                          THREE MONTHS
                                                           YEAR ENDED      YEAR ENDED        ENDED         YEAR ENDED
                                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    SEPTEMBER 30,
                                                              1998            1997            1996            1996
                                                          ------------    ------------    ------------    -------------
                                                                                 (IN THOUSANDS)
Supplemental cash flow information:
  Cash paid during the year for:
    Income taxes, net of refunds......................      $ 28,696      $   100,202       $    794        $  74,092
    Interest..........................................      $ 55,735      $    55,282       $    241        $   1,230
Supplemental schedule of noncash investing and
  financing activities:
  Tax benefit associated with exercise of stock
    options...........................................      $  6,296      $    17,847       $  2,351        $   8,384
  Compensation awarded in Class B common stock........      $  1,239      $       756       $     --        $   1,172
Details of accumulated other comprehensive income:
  Change in marketable securities.....................      $ (4,652)     $    10,577       $  3,495        $  (5,955)
  Less change in deferred income taxes................         2,018           (4,035)        (1,337)           2,304
                                                            --------      -----------       --------        ---------
  Change in shareholders' equity......................      $ (2,634)     $     6,542       $  2,158        $  (3,651)
                                                            ========      ===========       ========        =========
Details of businesses acquired in purchase
  transactions:
  Fair value of assets acquired.......................      $    750      $ 3,376,241       $    448        $   9,906
  Less liabilities assumed or created, including notes
    to sellers........................................            --       (1,168,236)           (90)          (3,023)
  Less common and preferred stock consideration.......            --       (1,163,595)            --               --
                                                            --------      -----------       --------        ---------
  Cash paid for acquisitions..........................           750        1,044,410            358            6,883
  Cash acquired in acquisitions.......................            --          (44,518)            --           (1,480)
                                                            --------      -----------       --------        ---------
         Net cash paid for acquisitions...............      $    750      $   999,892       $    358        $   5,403
                                                            ========      ===========       ========        =========
Purchase accounting accrual adjustment:
  Reduction of purchase accounting accruals...........      $(79,340)     $        --       $     --        $      --
  Deferred income taxes...............................        10,165               --             --               --
                                                            --------      -----------       --------        ---------
Net goodwill adjustment...............................      $(69,175)     $        --       $     --        $      --
                                                            ========      ===========       ========        =========

                            See accompanying notes.
                      Table continued from previous page.

                        PACIFICARE HEALTH SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

ORGANIZATION AND OPERATIONS. PacifiCare Health Systems, Inc. owns and operates federally qualified health maintenance organizations ("HMOs"), that arrange health care services principally for a predetermined, prepaid periodic fee to enrolled subscriber groups through independent health care organizations under contract. We also offer certain specialty products and services to group purchasers and to other managed care organizations and their beneficiaries, including behavioral health services, life and health insurance, dental and vision services, pharmacy benefit management, and Medicare+Choice management services. UniHealth, a California non-profit public benefit corporation, owned approximately 40 percent of our outstanding shares of Class A common stock and one percent of our Class B common stock at December 31, 1998.

CONSOLIDATION. The accompanying consolidated financial statements include the accounts of the parent company and all significant subsidiaries that are more than 50 percent owned and controlled. All significant intercompany transactions and balances were eliminated in consolidation.

CHANGE OF YEAR END. In 1997 we began reporting on a calendar year end. We previously reported on a fiscal year ended September 30. Accordingly, the accompanying consolidated financial statements and notes include results for the three month transition period ended December 31, 1996, as required by the Securities and Exchange Commission.

SEGMENT INFORMATION. We have adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for reporting operating segments of publicly held companies. Its guiding principle is the "management approach." This approach requires us to present segment information externally the same way management uses financial data internally to make operating decisions and assess performance. Because we sell health care packages, in the form of bundled HMO and supplemental HMO products, to members of all ages we have one reportable operating segment. These HMO members generally fall within two product lines. Revenues from our Medicare customers are reported in the government product line. Revenues from non-Medicare members, generally employees or early retirees of businesses, are reported in the commercial product line. Our single largest customer is the federal government. Sources of federal government revenues include revenues from Medicare beneficiaries and from federal employees covered by the Federal Employee Health Benefits Program ("FEHBP"). Federal government revenues were $5.9 billion in 1998, $5.5 billion in 1997, $ 0.7 billion in the 1996 transition period and $2.8 billion in fiscal 1996.

USE OF ESTIMATES. In preparing the consolidated financial statements, we must use some estimates and assumptions that may affect reported amounts and disclosures. We use estimates most often when accounting for:

- Allowances for doubtful accounts receivable;

- Medical claims and benefits payable, including provider insolvency reserves;

- Professional and general liability;

- Reserves relating to the United States Office of Personnel Management ("OPM"); and

- Certain other reserves.

We are also subject to risks and uncertainties that may cause actual results to differ from estimated results, such as changes in the health care environment, competition and legislation.

Footnote references for 1998 represent the year ended December 31, 1998, 1997 represents the year ended December 31, 1997, 1996 transition period represents the three months ended December 31, 1996, and fiscal 1996 represents the fiscal year ended September 30, 1996.

                        PACIFICARE HEALTH SYSTEMS, INC.

1. BASIS OF PRESENTATION (CONTINUED)
RECLASSIFICATIONS. We reclassified certain prior year amounts in the accompanying consolidated financial statements to conform to the 1998 presentation.

2. SIGNIFICANT ACCOUNTING POLICIES

CASH AND EQUIVALENTS. Cash and equivalents include items such as money market funds and certificates of deposit, with maturity periods of three months or less when purchased.

MARKETABLE SECURITIES. All marketable securities (which include municipal bonds, corporate notes, commercial paper and U.S. government securities), except marketable securities-restricted, are designated as available-for-sale. Accordingly, marketable securities are carried at fair value and unrealized gains or losses, net of applicable income taxes, are recorded in shareholders' equity. Because marketable securities are available for use in current operations, they are classified as current assets without regard to the securities' contractual maturity dates.

We are required by state regulatory agencies to set aside funds for the protection of our plan members in accordance with the laws of the various states in which we operate. These funds are classified as marketable securities-restricted (which includes U.S. government securities and certificates of deposit held by trustees or state regulatory agencies). Marketable securities-restricted are designated as held-to-maturity since we have the intent and ability to hold such securities to maturity.
Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity, and are classified as noncurrent assets.

CONCENTRATIONS OF CREDIT RISK. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of investments in marketable securities and commercial premiums receivable. Our short-term investments in marketable securities are managed by professional investment managers within guidelines established by our board of directors, that, as a matter of policy, limit the amounts that may be invested in any one issuer. Concentrations of credit risk with respect to commercial premiums receivable are limited due to the large number of employer groups comprising our customer base. We had no significant concentrations of credit risk at December 31, 1998.

FAIR VALUE OF FINANCIAL INSTRUMENTS. Our consolidated balance sheets include the following financial instruments: cash and equivalents, trade accounts and notes receivable, trade accounts payable and long-term obligations. We consider the carrying amounts of current assets and liabilities in the consolidated financial statements to approximate the fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization. The carrying value of all long-term obligations approximates the fair value of such obligations.

MARKET RISK -- INTEREST-RATE SWAPS. We enter into interest-rate swap agreements to modify the interest characteristics of our outstanding debt. Each interest-rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The related amount payable to, or receivable from counterparties is included in other liabilities or assets. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the consolidated financial statements. Gains and losses on terminations of interest-rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding debt, and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from

                        PACIFICARE HEALTH SYSTEMS, INC.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the swap would be recognized in income coincident with the extinguishment gain or loss. See Note 5, "Long-Term Debt."

LONG-LIVED ASSETS.

- PROPERTY, PLANT AND EQUIPMENT. We record property, plant and equipment at cost. We capitalize replacements and major improvements. We charge repairs and maintenance to expense as incurred. We eliminate the costs and related accumulated depreciation when we sell property, plant and equipment, and any resulting gains or losses are included in net income. We depreciate property, plant and equipment, including assets under capital leases, evenly over the assets' useful lives ranging from five to 25 years. We amortize leasehold improvements evenly over the shorter of the lease term or 10 years. Accumulated depreciation totaled $110 million for 1998 and $129 million for 1997.

- GOODWILL AND INTANGIBLE ASSETS. When we acquire a business, we allocate the excess of the purchase price over the fair value of the net assets acquired to goodwill and identifiable intangible assets. Identifiable intangible assets can include employer group contracts, Medicare contracts, provider networks and assembled work force. We amortize goodwill and intangible assets evenly over periods ranging from four to 40 years. Accumulated amortization totaled $160 million for 1998 and $84 million for 1997.

- LONG-LIVED ASSET IMPAIRMENT. We review long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. We consider assets to be impaired and write them down to fair value if expected associated cash flows are less than the carrying amounts. Fair value is the present value of the expected associated cash flows. We recorded pretax charges for the impairment of goodwill and intangible assets totaling $124 million in 1997 and $59 million in fiscal 1996. See Note 9, "Impairment, Disposition, Restructuring and Other Charges."

SOFTWARE COSTS. As of January 1, 1998, we adopted Statement of Position ("SOP") No. 98-1. This statement requires that certain internal and external costs associated with the purchase or development of internal-use software be capitalized rather than expensed. We amortize these costs evenly over estimated useful lives ranging from three to five years. Total costs capitalized in 1998 were $10 million. Development costs that did not meet SOP No. 98-1 capitalization requirements in 1998 were $24 million. Prior to 1998, we expensed direct costs associated with the development of computer software as incurred. These costs totaled $20 million in 1997, $3 million in the 1996 transition period and $13 million in fiscal 1996.

PREMIUMS AND REVENUE RECOGNITION. We report prepaid health care premiums received from our HMOs' enrolled groups as revenue in the month that enrollees are entitled to receive health care. We record premiums received in advance as unearned premium revenue. Funds received under the federal Medicare program accounted for approximately 59 percent in 1998, 58 percent in 1997, 59 percent in the 1996 transition period and 57 percent in fiscal 1996 as a percentage of total premiums.

HEALTH CARE SERVICES. Our HMOs arrange for comprehensive health care services to their members principally through capitation. Capitation is a fixed monthly payment made without regard to the frequency, extent or nature of the health care services actually furnished. We provide benefits to enrolled members generally through our contractual relationships with physician groups and hospitals. Our contracted providers may, in turn, contract with specialists or referral providers for specific services and are responsible for any related payments to those referral providers. Our HMOs provide incentives to participating medical groups through the use of risk-sharing agreements and other programs. Payments are made to medical groups based on their performance in controlling health care costs while providing quality health care. Expenses related to these programs, that are based in part on estimates, are recorded in the period in which the related services are dispensed. The cost of health care provided is accrued in the period it is dispensed to the enrolled members, based in part on estimates for hospital services and other health care costs that have been incurred but not

                        PACIFICARE HEALTH SYSTEMS, INC.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) yet reported. We have also recorded reserves, based in part on estimates, to indemnify our members against potential referral claims related to insolvent medical groups. See Note 10 "Commitments and Contingencies." Our HMOs have stop-loss insurance to cover unusually high costs of care when incurred beyond a predetermined annual amount per enrollee.

PREMIUM DEFICIENCY RESERVES ON LOSS CONTRACTS. We assess the profitability of our contracts for providing health care services to our members when current operating results or forecasts indicate probable future losses. We compare anticipated premiums to health care related costs, including estimated payments for providers, commissions and cost of collecting premiums and processing claims. If the anticipated future costs exceed the premiums, a loss contract accrual is recognized. See Note 9, "Impairment, Disposition, Restructuring and Other Charges."

ACCOUNTING FOR STOCK-BASED COMPENSATION. We use Accounting Principles Board Opinion No. 25 to account for our stock-based compensation plans. Because we typically set the exercise price of options granted at our stock's market price on the grant date, there is no associated compensation expense. We have, however, granted certain options that vest only if target stock prices are met. Because these options have variable terms, there may be compensation expense incurred for the difference between the exercise price and the closing market price on the vesting dates. See Note 8, "Employee Benefit Plans."

TAXES BASED ON PREMIUMS. Certain states in which we do business require the payment of excise, per capita or premium taxes based on a specified rate for enrolled members or a percentage of billed premiums. Such taxes may be levied instead of state income tax. These taxes are recorded in marketing, general and administrative expenses, and totaled $17 million in 1998, $13 million in 1997, $2 million in the 1996 transition period and $6 million in fiscal 1996.

INCOME TAXES. We recognize deferred income tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities. We measure deferred tax assets and liabilities by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. See Note 7, "Income Taxes."

EARNINGS PER SHARE. We calculated the denominators for the computation of basic and diluted earnings per share as follows:

                                                                                   1996
                                                                                TRANSITION   FISCAL
                                                               1998     1997      PERIOD      1996
                                                              ------   ------   ----------   ------
                                                                     (AMOUNTS IN THOUSANDS)
Shares outstanding at the beginning of the period...........  41,995   31,301     31,292     30,882
Weighted average number of shares issued:
  Conversion of Series A preferred stock....................   2,067       --         --         --
  Treasury stock acquired, net of shares issued.............    (543)      --         --         --
  Stock options exercised...................................     261      724          3        209
  FHP acquisition...........................................      --    8,498         --         --
                                                              ------   ------     ------     ------
Denominator for basic earnings per share....................  43,780   40,523     31,295     31,091
Assumed conversion of Series A preferred stock..............   1,862       --         --         --
Employee stock options and other dilutive potential common
  shares....................................................     363       --        505        580
                                                              ------   ------     ------     ------
Denominator for diluted earnings per share..................  46,005   40,523     31,800     31,671
                                                              ======   ======     ======     ======

                        PACIFICARE HEALTH SYSTEMS, INC.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Since we reported a net loss in 1997, potentially dilutive securities were not included in the calculation of the 1997 loss per share because they were anti-dilutive. See Note 6, "Shareholders' Equity" and Note 8, "Employee Benefit Plans."

DERIVATIVES. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at their fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective for our consolidated financial statements beginning January 1, 2000, although early adoption is permitted. Based on our current derivatives held, we believe that the adoption of this statement will not have a material impact to our consolidated financial position or results of operations.

3. MARKETABLE SECURITIES

The following tables summarize marketable securities as of the dates indicated:

                                                                    GROSS        GROSS
                                                      AMORTIZED   UNREALIZED   UNREALIZED
                                                        COST        GAINS        LOSSES     FAIR VALUE
                                                      ---------   ----------   ----------   ----------
                                                                   (AMOUNTS IN THOUSANDS)
Marketable securities:
  U.S. government and agency........................  $141,072     $ 3,489      $  (173)    $  144,388
  State, municipal and state and local agency.......   330,512       6,809         (508)       336,813
  Corporate debt and other securities...............   392,074       4,530       (2,252)       394,352
                                                      --------     -------      -------     ----------
          Total marketable securities...............   863,658      14,828       (2,933)       875,553
                                                      --------     -------      -------     ----------
Marketable securities-restricted:
  U.S. government and agency........................    48,961         658           (6)        49,613
  Municipal and local agency........................     3,756          53           (2)         3,807
  Corporate debt and other securities...............    29,943         176           --         30,119
                                                      --------     -------      -------     ----------
          Total marketable securities-restricted....    82,660         887           (8)        83,539
                                                      --------     -------      -------     ----------
BALANCE AT DECEMBER 31, 1998........................  $946,318     $15,715      $(2,941)    $  959,092
                                                      ========     =======      =======     ==========
Marketable securities:
  U.S. government and agency........................  $427,728     $ 9,936      $  (399)    $  437,265
  State, municipal and state and local agency.......   244,130       5,773         (731)       249,172
  Corporate debt and other securities...............   176,543       1,941         (213)       178,271
                                                      --------     -------      -------     ----------
          Total marketable securities...............   848,401      17,650       (1,343)       864,708
                                                      --------     -------      -------     ----------
Marketable securities-restricted:
  U.S. government and agency........................   110,555       1,106       (1,021)       110,640
  Municipal and local agency........................     8,898          45          (42)         8,901
  Corporate debt and other securities...............    26,536          39          (39)        26,536
                                                      --------     -------      -------     ----------
          Total marketable securities-restricted....   145,989       1,190       (1,102)       146,077
                                                      --------     -------      -------     ----------
BALANCE AT DECEMBER 31, 1997........................  $994,390     $18,840      $(2,445)    $1,010,785
                                                      ========     =======      =======     ==========

                        PACIFICARE HEALTH SYSTEMS, INC.

3. MARKETABLE SECURITIES (CONTINUED)
As of December 31, 1998 the contractual maturities of our marketable securities were as follows:

                                                                     MARKETABLE SECURITIES --
                                         MARKETABLE SECURITIES              RESTRICTED
                                      ---------------------------   ---------------------------
                                      AMORTIZED COST   FAIR VALUE   AMORTIZED COST   FAIR VALUE
                                      --------------   ----------   --------------   ----------
                                                       (AMOUNTS IN THOUSANDS)
Due in one year or less.............     $ 21,718       $ 21,636       $40,519        $40,597
Due after one year through five
  years.............................      203,627        204,588        34,717         35,202
Due after five years through ten
  years.............................      338,766        347,967         5,682          5,979
Due after ten years.................      299,547        301,362         1,742          1,761
                                         --------       --------       -------        -------
                                         $863,658       $875,553       $82,660        $83,539
                                         ========       ========       =======        =======

Proceeds from sales and maturities of marketable securities were $1.4 billion in 1998 and $3.4 billion in 1997. Gross realized gains and gross realized losses are included in net investment income under the specific identification method.

4. ACQUISITIONS AND DISPOSITIONS

1998 DISPOSITIONS. On September 30, 1998, we sold our Utah HMO subsidiary. We guaranteed the buyer that the Utah HMO would have a minimum net equity of $10 million, based on the values of the Utah HMO's assets and liabilities as of September 30, 1998. We also extended a $700,000 subordinated loan to the Utah HMO to increase its statutory net equity. We sold all of the issued and outstanding shares of capital stock of the Utah HMO to the buyer for no other consideration. As of September 30, 1998, the Utah HMO served approximately 102,000 commercial and 19,000 government members. On October 31, 1998, we sold our workers' compensation subsidiary. The sales price totaled $17 million. We recognized pretax charges of approximately $15 million ($8 million or $0.18 diluted loss per share, net of tax) for these dispositions.

1997 ACQUISITION. On February 14, 1997 we acquired FHP International Corporation ("FHP"). Each outstanding share of FHP's common stock was exchanged for $17.50 in cash, 0.056 shares of our Class A common stock and 0.176 shares of our Class B common stock. Each outstanding share of FHP's preferred stock was exchanged for $14.113 in cash and one-half of one share of our Series A preferred stock. We paid approximately $1.0 billion in cash to FHP's common and preferred shareholders.

The terms of the FHP acquisition required FHP to contribute $67 million to Talbert Medical Management Corporation ("Talbert"), a wholly owned subsidiary of FHP, increasing Talbert's net worth to approximately $60 million on February 14, 1997. Concurrently, FHP sold its investment in Talbert in exchange for a $60 million non-recourse promissory note and rights to purchase shares of Talbert common stock. Each former FHP shareholder received Talbert rights. Holders of Talbert rights were able to purchase one share of Talbert common stock for each Talbert right, for the subscription price of $21.50 per share. Holders of Talbert rights were entitled to subscribe for all, or any portion of, the shares of Talbert common stock underlying their Talbert rights, as well as to subscribe for any unallocated additional shares. In May 1997, Talbert successfully completed its rights offering and shares of Talbert common stock were distributed. Proceeds from the Talbert rights offering were used to repay the non-recourse promissory note issued to FHP.

We accounted for the FHP acquisition as a purchase. Total consideration of approximately $2.2 billion, including $18 million of transaction costs, was allocated to the assets acquired and liabilities assumed based on estimates of their fair values. The fair value of assets acquired was $0.9 billion. The fair value of liabilities assumed was $1.1 billion. A total of $2.4 billion, net of related deferred taxes, representing the excess of the purchase price over the fair values of the net assets acquired, was allocated to goodwill and other acquired intangible assets and is being amortized over a four to 40 year period. Identified intangibles of $365 million include commercial employer group contracts, Medicare contracts, provider networks and assembled work

                        PACIFICARE HEALTH SYSTEMS, INC.

4. ACQUISITIONS AND DISPOSITIONS (CONTINUED) force. We recorded fair value increases and decreases in tangible assets and liabilities acquired. Fair value decreases included a $76 million decrease to property, plant and equipment. This decrease included real property write downs based on appraised values and the abandonment of capitalized software and equipment. Certain liabilities were recognized in purchase accounting for exit costs and loss contingencies. We reviewed all exit cost liabilities and determined that certain amounts exceeded the final expected payments at December 31, 1998. Certain of the items accrued, the related payments, and amounts reversed as a reduction to the FHP purchase price were as follows:

                                               LIABILITIES                                  LIABILITIES
                                              RECOGNIZED AT                 LIABILITIES    OUTSTANDING AT
                                               DATE OF FHP     1998/1997     REVERSED       DECEMBER 31,
                                               ACQUISITION     PAYMENTS       IN 1998           1998
                                              -------------    ---------    -----------    --------------
Abandonment of FHP systems..................      $ 62           $(44)         $(18)            $--
Losses on disposition.......................        34             (8)          (25)              1
FHP severance benefits......................        33            (29)           (1)              3
FHP OPM claims accrual......................        33             --            --              33
Abandonment of FHP facility leases..........        14             (3)           (7)              4
Other.......................................        11             (3)           (8)             --
                                                  ----           ----          ----             ---
          Total.............................      $187           $(87)         $(59)            $41
                                                  ====           ====          ====             ===

During 1998 we successfully settled audits of previously filed FHP federal tax returns and reversed approximately $20 million of income tax liabilities. Total purchase accounting accrual reductions were $79 million. The liabilities reversed in 1998 had the effect of reducing the amount of tax benefits we expected to realize in the future. As a result, we reduced our deferred tax assets by $10 million. In total, the purchase price of FHP decreased by $69 million and is reflected as a reduction of goodwill.

At the acquisition, we accrued $62 million of contractual obligations and commitments to conform all of FHP's multiple information systems to one uniform system that will be abandoned upon the final conversion to our core computing information system. These costs were direct, incremental and were not related to the development of new software systems that would have future economic benefit. With the 1997 and 1998 dispositions, and other contract negotiations, only $44 million was required.

As described below, we held certain FHP subsidiaries for sale in 1997. These dispositions were completed in 1997 with certain liabilities not being assumed by the buyers. Certain liabilities, including uninsured contingencies, were resolved for amounts significantly lower than estimated.

Our estimates for FHP employee severance are expected to be fully utilized. The remaining $3 million will be paid over the next two years.

We also accrued $33 million for FHP OPM claims based on FHP's internal review completed just prior to the acquisition and draft audit findings by the government. These matters generally take a number of years to resolve. See Note 10, "Commitments and Contingencies."

Finally, property management reserves of $14 million for various real property leases were not fully utilized as the real estate market improved in late 1997 and early 1998. We were able to negotiate better lease terminations than estimated and also sublet space at higher rates than originally anticipated.

1997 DISPOSITIONS. In February 1997, we announced our intention to sell the Illinois and New Mexico HMO subsidiaries of FHP. We classified these subsidiaries as net assets held for sale and assigned their carrying values at net realizable value. The Illinois HMO was sold in October 1997, and the New Mexico HMO was sold in November 1997. Net losses measured from the date of the FHP acquisition until their dispositions

                        PACIFICARE HEALTH SYSTEMS, INC.

4. ACQUISITIONS AND DISPOSITIONS (CONTINUED) were $15 million, and disposition gains totaled $46 million. These net losses and disposition gains were treated as part of the FHP purchase price allocation.

In February 1997, we sold the outstanding common stock of our Florida subsidiary, at which time the buyer assumed the daily operations. The sales price, which approximated net book value, totaled $9 million. The sale was closed in July 1997 when we received regulatory approval from the state of Florida.

FISCAL 1996 ACQUISITION. In January 1996, we acquired Psychology Systems, Inc., a California-based managed care behavioral health and employee assistance program company. The acquisition was accounted for as a purchase, and its operating results were included in our consolidated financial statements from the purchase date. We amortize the excess purchase price over a period not to exceed 40 years.

PRO FORMA FINANCIAL STATEMENTS. The pro forma information below presents our results of operations as if the sales of the Florida and Utah HMOs and the FHP acquisition occurred on January 1, 1997. This information reflects our actual operating results before these transactions, plus adjustments for interest expense, goodwill amortization and income taxes. No adjustment was made to give effect to synergies realized as a result of the FHP acquisition. Because the sale of the workers' compensation subsidiary, the sales of the Illinois and New Mexico HMO subsidiaries, and the fiscal 1996 acquisition were not material to our results of operations, these transactions were not included in the pro forma information below.

                                                                 1998           1997
                                                              -----------    -----------
                                                                     (UNAUDITED)
                                                                (AMOUNTS IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)
Total operating revenue.....................................  $9,369,487     $9,311,919
Pretax income...............................................  $  415,814     $  160,943
Net income..................................................  $  220,511     $   60,431
                                                              ==========     ==========
Basic earnings per share....................................  $     4.92     $     1.22
                                                              ==========     ==========
Diluted earnings per share..................................  $     4.79     $     1.22
                                                              ==========     ==========

5. LONG-TERM DEBT

We have a $1.5 billion credit facility under which we had $550 million in borrowings outstanding as of December 31, 1998. The terms of this facility require a mandatory step-down payment schedule if the principal balance exceeds certain thresholds. Because the current balance is $550 million, no step-down payments are required until the final maturity date on January 1, 2002. Interest under the credit facility is variable and is presently based on the London Interbank Offering Rate ("LIBOR") plus a spread, except for $350 million of the outstanding balance that is covered by interest-rate swap agreements. The average fixed interest rate we pay on the existing swap agreements is approximately six percent. The terms of the credit facility contain various covenants usual for financing of this type, including a minimum net worth requirement, a minimum fixed charge requirement, leverage ratios and limits on the amount of treasury stock we may purchase. At December 31, 1998, we were in compliance with all such covenants. We also have $100 million in senior notes outstanding that were assumed in the FHP acquisition. These notes carry an interest rate of seven percent, are payable semiannually and mature on September 15, 2003.

6. SHAREHOLDERS' EQUITY

As of December 31, 1998, we had repurchased 784,000 shares of our Class A and Class B common stock for $45 million.

In May 1998, we announced the redemption of our 10,517,044 shares of Series A preferred stock. All but 15,604 shares of this stock were converted into 3,929,503 shares of Class B common stock as of the June 23,

                        PACIFICARE HEALTH SYSTEMS, INC.

6. SHAREHOLDERS' EQUITY (CONTINUED)
1998 redemption date. The conversion ratio was one share of Series A preferred stock to 0.37419548 of a share of Class B common stock. The shares not converted were redeemed in cash for $25.77 per share, including accrued and unpaid dividends of approximately $0.02 per share, or $0.4 million in the aggregate. During the year ended December 31, 1998, we paid approximately $5 million in dividends to our preferred shareholders.

In January 1998, our board of directors approved a plan to repurchase shares of our outstanding common stock. We have and may continue to repurchase our outstanding common stock using cash flows from operations and additional borrowings under the credit facility. The terms of the credit facility permit us to repurchase up to $500 million of our outstanding common stock. Shares repurchased have been and will be reissued for our employee benefit plans or for other corporate purposes.

7. INCOME TAXES

The tax effects of the major items recorded as deferred tax assets and liabilities were as follows:

                                                                1998         1997
                                                              ---------    ---------
                                                                  (IN THOUSANDS)
Current deferred tax assets (liabilities):
  Accrued health care costs.................................  $  56,299    $  59,938
  Accrued expenses..........................................     30,487       37,819
  Accrued compensation......................................     21,659       14,939
  Provider insolvency.......................................     19,366           --
  State franchise taxes.....................................     10,765        3,852
  Unrealized gains on marketable securities.................     (4,532)      (6,550)
  Other assets/liabilities..................................      4,509       14,447
  Pharmacy rebate...........................................     (4,486)     (11,190)
  Prepaid expenses..........................................     (1,615)      (2,381)
  Other.....................................................         --        1,163
                                                              ---------    ---------
                                                              $ 132,452    $ 112,037
                                                              =========    =========
Non-current deferred tax assets (liabilities):
  Identifiable intangibles..................................  $(119,509)   $(132,067)
  Accrued expenses..........................................      9,295       22,922
  Depreciation..............................................     (8,407)      (7,374)
  Accrued health care costs.................................        249        6,314
  Future benefits from goodwill impairment..................         --        3,569
  Other.....................................................      6,316        3,843
                                                              ---------    ---------
                                                              $(112,056)   $(102,793)
                                                              =========    =========

                        PACIFICARE HEALTH SYSTEMS, INC.

7. INCOME TAXES (CONTINUED)
The provision for income taxes consisted of the following:

                                                              1996 TRANSITION
                                         1998       1997          PERIOD         FISCAL 1996
                                       --------    -------    ---------------    -----------
                                                          (IN THOUSANDS)
Current:
  Federal............................  $171,478    $46,810        $17,337         $ 62,781
  State..............................    30,968      9,436          3,529           13,829
                                       --------    -------        -------         --------
          Total current..............   202,446     56,246         20,866           76,610
                                       --------    -------        -------         --------
Deferred:
  Federal............................   (13,615)    18,754            163          (22,172)
  State..............................    (5,684)     6,825             50           (3,611)
                                       --------    -------        -------         --------
          Total deferred.............   (19,299)    25,579            213          (25,783)
                                       --------    -------        -------         --------
  Provision for income taxes.........  $183,147    $81,825        $21,079         $ 50,827
                                       ========    =======        =======         ========

Reconciliations of the U.S. statutory income tax rate to our effective tax rate follow:

                                                              1996 TRANSITION
                                             1998    1997         PERIOD         FISCAL 1996
                                             ----    -----    ---------------    -----------
Computed expected provision................  35.0%   35.0%        35.0%            35.0%
Amortization of intangibles................   5.1     29.7          0.9              1.5
State taxes, net of federal benefit........   4.3     16.9          4.4              4.4
Disposition of subsidiaries................   1.6       --           --               --
Tax exempt interest........................  (1.4)    (6.3)        (2.0)            (3.6)
Impairment of non-deductible goodwill......    --     54.6           --              1.8
Other, net.................................   2.9      6.2          1.6              2.3
                                             ----    -----         ----             ----
Provision for income taxes.................  47.5%   136.1%       39.9%            41.4%
                                             ====    =====         ====             ====

The majority of the goodwill impairment charges recorded in 1997 was not deductible for income tax purposes. See Note 9, "Impairment, Disposition, Restructuring and Other Charges." Therefore, we did not record a benefit for most of these charges. The magnitude of the 1997 charges, combined with the inability to record a related income tax benefit, resulted in a disproportionately high effective income tax rate for 1997. The 1997 effective income tax rate, without the effect of the impairment charges, was approximately 50 percent. Excluding the impact of non-deductible goodwill impairment and amortization, the impact of state taxes, net of federal benefit would have been
5.3 percent for 1997.

8. EMPLOYEE BENEFIT PLANS

SAVINGS AND PROFIT-SHARING PLANS. Most of our employees may participate in our savings and profit-sharing plan. Features of the plan in 1998 were as follows:

- Participants may defer up to 12 percent of annual compensation;

- We match one-half of the deferral, up to three percent of annual compensation per employee;

- We automatically contribute two percent of annual compensation per employee;

- We may contribute an additional amount to each employee's account, generally based on a percentage of pretax income; and

- We may make a cash profit sharing payment.

                        PACIFICARE HEALTH SYSTEMS, INC.

8. EMPLOYEE BENEFIT PLANS (CONTINUED)
Charges to income for the plan were $20 million in 1998, $7 million in 1997, $3 million in the 1996 transition period and $14 million in fiscal 1996.

FHP had an employee stock ownership plan that covered most FHP employees. This plan consisted of three separate parts:

- An employee stock ownership plan (the "ESOP");

- A 401(k) plan; and

- A payroll-based tax credit employee stock ownership plan.

In February 1997, the ESOP and 401(k) components were converted to a profit-sharing plan named the FHP Savings Plan. Our employees from FHP participated in the FHP Savings Plan until December 31, 1997, at which time they became eligible to participate in our plan. We expect the FHP Savings Plan to be merged into our plan during 1999. The payroll-based tax credit employee stock ownership plan was terminated in 1997.

STOCK OPTION PLANS.

1996 Employee Plan. Officers and key employees may be granted:

- Options to purchase shares of common stock;

- Shares of Class B common stock; and

- Stock appreciation rights.

We grant stock options at exercise prices that equal or exceed the market price of our common stock on the dates granted. These options typically vest over four years in 25 percent increments, are generally subject to continuous employment, and expire 10 years after the grant date. At December 31, 1998, approximately
1.1 million shares were available for awards under the 1996 Employee Plan.

During 1997, we granted options that vest if certain earnings targets are achieved. These options ultimately vest four years from the grant date. Also during 1997, the FHP acquisition triggered accelerated vesting provisions of some stock options. Certain employees agreed to receive additional stock options in exchange for waiving these accelerated vesting provisions.

1996 Director Plan. We grant options to purchase 5,000 shares of our Class B common stock annually to each eligible non-employee director and grant options to purchase 10,000 shares of Class B common stock when a new director is elected or appointed to the Board. These options vest over four years in 25 percent increments.

1997 Premium Plan. We granted options to purchase 2.6 million shares (the maximum available) of our Class B common stock to certain executive officers under this plan. The first 50 percent vest within three years of the grant date if the closing market price of our Class B common stock reaches $92.50, and expire in 2000 if the $92.50 stock price is not reached. The remaining 50 percent vest within five years of the grant date if the closing market price of our Class B common stock reaches $114.00, and expire in 2002 if the $114.00 stock price is not reached.

                        PACIFICARE HEALTH SYSTEMS, INC.

8. EMPLOYEE BENEFIT PLANS (CONTINUED)
Non-qualified stock option activity for all plans was as follows:

                                        CLASS A    WEIGHTED AVERAGE     CLASS B     WEIGHTED AVERAGE
                                         STOCK      EXERCISE PRICE       STOCK       EXERCISE PRICE
                                        -------    ----------------    ---------    ----------------
OUTSTANDING AT SEPTEMBER 30, 1996.....  308,834         $7.49          1,647,121        $ 53.21
Granted at market price...............       --            --            358,300        $ 80.92
Exercised.............................       --            --             (9,722)       $ 62.91
Canceled..............................       --            --           (210,561)       $ 80.25
                                        -------         -----          ---------        -------
OUTSTANDING AT DECEMBER 31, 1996......  308,834         $7.49          1,785,138        $ 55.79
Granted at market price...............       --            --          1,948,100        $ 70.98
Granted in excess of market price.....       --            --          1,187,500        $ 92.50
Granted in excess of market price.....       --            --          1,187,500        $114.00
Exchanged for FHP stock options.......       --            --            933,594        $ 51.83
Exercised.............................  (74,784)        $5.85           (903,029)       $ 46.98
Canceled..............................       --            --           (470,347)       $ 75.04
                                        -------         -----          ---------        -------
OUTSTANDING AT DECEMBER 31, 1997......  234,050         $8.02          5,668,456        $ 75.51
Granted at market price...............       --            --          1,068,810        $ 77.76
Granted in excess of market price.....       --            --            112,500        $ 92.50
Granted in excess of market price.....       --            --            112,500        $114.00
Exercised.............................  (94,200)        $6.54           (360,551)       $ 48.50
Canceled..............................       --            --           (424,707)       $ 84.49
                                        -------         -----          ---------        -------
OUTSTANDING AT DECEMBER 31, 1998......  139,850         $9.02          6,177,008        $ 82.00
                                        =======         =====          =========        =======

Non-qualified options exercisable under all plans were as follows:

                                        CLASS A    WEIGHTED AVERAGE     CLASS B     WEIGHTED AVERAGE
                                         STOCK      EXERCISE PRICE       STOCK       EXERCISE PRICE
                                        -------    ----------------    ---------    ----------------
September 30, 1996....................  308,834         $7.49            435,474         $35.57
December 31, 1996.....................  308,834         $7.49            728,316         $45.73
December 31, 1997.....................  234,050         $8.02          1,268,710         $54.62
December 31, 1998.....................  139,850         $9.02          1,392,229         $60.29

                        PACIFICARE HEALTH SYSTEMS, INC.

8. EMPLOYEE BENEFIT PLANS (CONTINUED)
The following is a summary of information about options outstanding and options exercisable at December 31, 1998:

                                            OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                 -----------------------------------------    -----------------------------
                                                WEIGHTED       WEIGHTED                         WEIGHTED
                                   NUMBER       AVERAGE        AVERAGE          NUMBER          AVERAGE
   RANGE OF EXERCISE PRICES      OUTSTANDING    LIFE(I)     EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
   ------------------------      -----------    --------    --------------    -----------    --------------
CLASS A STOCK:
$ 8.38 - $19.75................     139,850        2           $  9.02           139,850         $ 9.02
                                  =========                                    =========
CLASS B STOCK:
$ 8.38 - $19.75................      43,500        2           $ 10.43            43,500         $10.43
$29.75 - $41.30................     241,930        5           $ 38.69           237,723         $38.69
$44.75 - $67.00................   1,377,050        8           $ 64.74           727,698         $63.96
$68.88 - $92.50................   3,307,028        9           $ 81.61           383,308         $72.38
$114.00........................   1,207,500        9           $114.00                --             --
                                  ---------                                    ---------
                                  6,177,008                                    1,392,229
                                  =========                                    =========

---------------
(i) Weighted average contractual life remaining in years.

PRO FORMA STOCK OPTION DISCLOSURE. We used the Black-Scholes option pricing model to calculate the fair value of grants in the years presented below. We applied the following assumptions to determine pro forma compensation expense:

                                                                      1996 TRANSITION
                                                   1998      1997         PERIOD         FISCAL 1996
                                                  ------    ------    ---------------    -----------
Expected dividend yield.........................       0%        0%            0%               0%
Risk-free interest rate.........................       6%        6%            6%               6%
Expected stock price volatility.................      45%       43%           43%              43%
Expected term until exercise (years)............       2         3             3                3
Weighted average fair value of options on grant
  date:
  Granted at market prices......................  $30.92    $25.40        $29.57           $27.69
  Granted in excess of market price.............  $29.76    $26.99            --               --

We do not record compensation expense for stock option grants. The following table summarizes results as if we had recorded compensation expense for the 1998, 1997, 1996 transition period and fiscal 1996 grants:

                                                                      1996 TRANSITION
                                                1998        1997          PERIOD         FISCAL 1996
                                              --------    --------    ---------------    -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss):
  As reported...............................  $202,427    $(21,701)       $31,757          $71,953
  Pro forma.................................  $168,382    $(48,359)       $30,996          $69,492
Basic earnings (loss) per share:
  As reported...............................  $   4.50    $  (0.75)       $  1.01          $  2.31
  Pro forma.................................  $   3.85    $  (1.19)       $  0.99          $  2.24
Diluted earnings (loss) per share:
  As reported...............................  $   4.40    $  (0.75)       $  1.00          $  2.27
  Pro forma.................................  $   3.66    $  (1.19)       $  0.97          $  2.19

                        PACIFICARE HEALTH SYSTEMS, INC.

8. EMPLOYEE BENEFIT PLANS (CONTINUED)
These figures reflect only the impact of grants since October 1, 1995, and reflect only part of the possible compensation expense that we amortize over the vesting period of the grants (generally up to four years). Therefore, the effect on net income and earnings per share may differ in future years from the amounts shown above.

9. IMPAIRMENT, DISPOSITION, RESTRUCTURING AND OTHER CHARGES

We recognized pretax charges in 1998, 1997 and 1996 as follows:

                                      QUARTER           PRETAX         NET OF TAX     DILUTED (LOSS)/
                                     RECOGNIZED     (CHARGE)/CREDIT      AMOUNT      EARNINGS PER SHARE
                                    ------------    ---------------    ----------    ------------------
                                               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
1998
Sale of Utah HMO and workers'
  compensation subsidiaries.......  Third               $ (15.6)        $  (8.2)           $(0.18)
OPM charges.......................  Third                  (3.8)           (2.0)            (0.04)
                                                        -------         -------            ------
                                    Total Third           (19.4)          (10.2)            (0.22)
OPM credits.......................  Fourth                  8.4             4.4              0.10
                                                        -------         -------            ------
                                                        $ (11.0)        $  (5.8)           $(0.12)
                                                        =======         =======            ======
1997
Impairment of long-lived assets:
  Utah HMO........................  Fourth              $ (62.4)        $ (55.7)           $(1.37)
  Washington health plan..........  Fourth                (40.5)          (36.1)            (0.89)
  Discontinued workers'
     compensation products........  Fourth                (21.1)          (18.9)            (0.47)
                                                        -------         -------            ------
          Total impairment of
            long-lived assets.....                       (124.0)         (110.7)            (2.73)
Loss contracts....................  Fourth                (15.4)           (9.2)            (0.23)
Restructuring.....................  Fourth                (15.1)           (9.0)            (0.22)
                                                        -------         -------            ------
                                                        $(154.5)        $(128.9)           $(3.18)
                                                        =======         =======            ======
1996
OPM charges.......................  Second              $ (25.0)        $ (14.9)           $(0.47)
Florida disposition...............  Second                 (9.3)           (8.3)            (0.26)
Restructuring.....................  Second                 (7.8)           (4.7)            (0.15)
                                                        -------         -------            ------
                                    Total Second          (42.1)          (27.9)             (.88)
Impairment of long-lived
  assets-Florida..................  Third                 (58.7)          (34.1)            (1.08)
                                                        -------         -------            ------
                                                        $(100.8)        $ (62.0)           $(1.96)
                                                        =======         =======            ======

1998. Pretax charges of $11 million ($6 million or $0.12 diluted loss per share, net of tax) were recorded in 1998 as follows:

- Dispositions. We recognized $16 million of disposition charges ($8 million or $0.18 diluted loss per share, net of tax) with the sales of our Utah HMO and workers' compensation subsidiaries. See Note 4, "Acquisitions and Dispositions."

                        PACIFICARE HEALTH SYSTEMS, INC.

9. IMPAIRMENT, DISPOSITION, RESTRUCTURING AND OTHER CHARGES (CONTINUED)
- OPM. Partially offsetting the disposition charges were net OPM credits of $5 million ($3 million or $0.06 diluted income per share, net of tax). See Note 10, "Commitments and Contingencies."

1997. Pretax charges of $155 million ($129 million or $3.18 diluted loss per share, net of tax) were recorded in 1997 as follows:

- Utah HMO impairment. We recognized a goodwill and other intangible impairment charge of $62 million ($56 million or $1.37 diluted loss per share, net of tax) in anticipation of our disposition of the subsidiary. Utah's operating losses related to lower than expected 1997 premium rate increases, combined with a shift of membership from capitated to non-capitated health care providers. This shift of membership resulted from a significant health care provider contract that switched from capitation to fee-for-service. We entered into the contract to ensure an adequate infrastructure to service the Utah membership. At that same time, the Utah information systems migrated to the standard FHP system in anticipation of the conversion of the FHP system into our common system. As a result, increased utilization under the new fee-for-service contract was not visible until the fourth quarter of 1997 when conversion reconciliations discovered significant unpaid claims, as well as claims paid inaccurately. Because the 1997 losses and the cash flow analysis did not support the recoverability of goodwill, we recorded an impairment charge. We disposed of our Utah operations in September 1998 with the additional disposition losses noted above. See Note 4, "Acquisitions and Dispositions."

- Washington health plan impairment. In 1997 we determined that the Washington health plan goodwill and intangibles were no longer recoverable, and recorded an impairment charge of $41 million ($36 Million or $0.89 diluted loss per share, net of tax). Since its acquisition, the Washington market has incurred operating losses. 1998 results were break-even.

- Workers' compensation subsidiary impairment. We recognized $21 million ($19 million or $0.47 diluted loss per share, net of tax) of goodwill impairment charges, primarily for discontinued workers' compensation products. We determined that California legislation did not allow workers' compensation products to be priced at rates that could produce our required return on investment. See Note 4, "Acquisitions and Dispositions."

- Loss contracts. We recorded approximately $15 million ($9 million, or $0.23 diluted loss per share, net of tax) for contracts on which the anticipated future health care costs exceeded the premiums, the majority related to our Utah HMO and workers' compensation subsidiary. These losses were realized throughout 1998. Any remaining accrued losses at the disposition of Utah and our workers' compensation subsidiary offset disposition losses.

- Restructuring. We recognized restructuring charges of $15 million ($9 million or $0.22 diluted loss per share, net of tax) in 1997. Work force reduction costs of $8 million primarily included employee severance for involuntary terminations. Lease terminations and personal property abandonment of $5 million pretax were associated with the consolidation of administration and operations office space. Other related charges totaled $2 million, pretax. Cash flows from operations funded all of the restructuring charges. The restructuring was substantially complete at December 31, 1998 and actual expenditures did not differ materially from amounts accrued.

FISCAL 1996. We recognized pretax impairment, disposition, restructuring and OPM charges for fiscal 1996 totaling $101 million ($62 million or $1.96 diluted loss per share, net of tax) as follows:

- OPM. During 1996, we recognized a pretax charge of $25 million ($15 million or $0.47 diluted loss per share, net of tax) for an increase of reserves in anticipation of negotiations relating to potential governmental claims for contracts with OPM. See Note 10, "Commitments and Contingencies."

                        PACIFICARE HEALTH SYSTEMS, INC.

9. IMPAIRMENT, DISPOSITION, RESTRUCTURING AND OTHER CHARGES (CONTINUED)
- Florida disposition. Effective June 1, 1996, we sold the assets of our Florida subsidiary's staff-model medical clinics, resulting in a pretax loss of $9 million ($8 million or $0.26 diluted loss per share, net of tax).

- Restructuring. We recognized a restructuring charge of $8 million ($5 million or $0.15 diluted loss per share, net of tax). This charge included employee severance for an involuntary work force reduction of approximately $4 million, write-offs of assets designated for sale totaling approximately $3 million, and other related costs of approximately $1 million. The restructuring was financed by cash flows from operations. The restructuring was substantially complete at December 31, 1998 and actual expenditures did not differ materially from amounts accrued.

- Florida impairment. We recognized a $59 million impairment charge ($34 million or $1.08 diluted loss per share, net of tax) in 1996 when we decided to sell our Florida operations. The sale was completed in early 1997. See Note 4, "Acquisitions and Dispositions."

10. COMMITMENTS AND CONTINGENCIES

PROVIDER INSTABILITY AND INSOLVENCY. Our 1998 results include significant provider insolvency costs, primarily related to FPA Medical Management, Inc. ("FPA") who declared bankruptcy in July 1998. Provider insolvency reserves totaled $95 million in 1998 and were immaterial in 1997. Provider insolvency reserves include write-offs of providers' uncollectable receivables and the estimated cost of unpaid health care claims covered by our capitation payment. Depending on state law, we may be held liable for unpaid health care claims which were the responsibility of the capitated provider.

The majority of the insolvency reserves relate to specific provider bankruptcies. However, the estimate also includes reserves for potentially insolvent providers, where conditions indicate claims are not being paid or have slowed considerably.

FPA served approximately 200,000 PacifiCare members in Arizona, California, Nevada and Texas. Reserves for the FPA bankruptcy totaled $57 million, with $41 million attributable to our Nevada HMO. Nevada law specifically requires that we pay all health care services claims, both non-contracted and contracted. Reserves for the remaining FPA states of $16 million primarily relate to reserves for non-contracted claims and receivable write-offs. Unpaid FPA reserves at December 31, 1998 were approximately $20 million.

In 1998, reserves for other providers totaled $38 million. Approximately $17 million recognized in the third and fourth quarters were attributable to another provider that has ceased paying claims in Nevada and Arizona. This provider has not declared bankruptcy. The membership was transitioned to other providers between December 1998 and January 1999. The remaining $21 million was the estimated liability for non-contracted health care services rendered through December 31, 1998 for smaller bankrupt providers and potentially insolvent providers, primarily in California. Other provider insolvency reserves unpaid at December 31, 1998 were approximately $38 million.

Based on current information, we believe that any liability in excess of amounts accrued would not materially affect our consolidated financial position. However, our evaluation of the likely impact of claims asserted against us could change in the future and an unfavorable outcome, depending on the amount and timing, could have a material effect on our results of operations or cash flows for a future quarter.

OPM. Our HMO subsidiaries have commercial contracts with OPM to provide managed health care services to federal employees, annuitants and their dependents under the FEHBP. In the normal course of business, OPM audits health plans with which it contracts mainly to verify that the premiums calculated and charged to OPM are established in compliance with the best price community rating guidelines established by OPM. OPM typically audits plans once every five or six years, and each audit covers the prior five or six

                        PACIFICARE HEALTH SYSTEMS, INC.

10. COMMITMENTS AND CONTINGENCIES (CONTINUED) year period. While the government's initial on-site audits are usually followed by a post-audit briefing in which the government indicates its preliminary results, final resolution and settlement of the audits have historically taken a minimum of three to five years. In connection with the sales of our health plans in New Mexico, Illinois and Utah, we have agreed to indemnify the buyers for potential OPM liabilities that relate to the years in which we owned these plans.

We intend to negotiate with OPM on all unresolved matters to attain a mutually satisfactory result. There can be no assurance that these negotiations will be concluded satisfactorily, that additional audits will not be referred to the DOJ, or that additional, possibly material, liability will not be incurred. We believe that any ultimate liability in excess of amounts accrued would not materially affect our consolidated financial position. However, such liability could have a material effect on results of operations or cash flows of a future quarter if resolved unfavorably.

In addition to claims made by the OPM auditors as part of the normal audit process, OPM may also refer their results to the United States Department of Justice ("DOJ") for potential legal action under the False Claims Act. The DOJ has the authority to file a claim under the False Claims Act if it believes that the health plan knowingly overcharged the government or otherwise submitted false documentation or certifications. In False Claims Act actions, the government may impose trebled damages and a civil penalty of not less than $5,000 nor more than $10,000 for each separate alleged false claim. In November 1997, we were notified that the 1990 through 1995 audit of the operations of our Oklahoma HMO subsidiary had been referred to the DOJ. In the third quarter of 1998 we recorded approximately $4 million ($2 million, or $0.04 diluted loss per share, net of tax) for potential OPM claims. In January 1999, we preliminarily agreed to settle the 1990-1995 Oklahoma OPM audits for $9 million. As a result of this settlement and other changes in estimate, we recognized a pretax OPM credit of $8 million ($4 million or $0.10 diluted income per share, net of tax).

LEGAL PROCEEDINGS. In 1997 we were served with several purported class action suits alleging violations of federal securities laws by PacifiCare and by certain of our officers and directors. The complaints related to the period from the date of the FHP acquisition through our November 1997 announcement that earnings for the fourth quarter of 1997 would be lower than expected. These complaints primarily alleged that we previously omitted and/or misrepresented material facts with respect to our costs, earnings and profits. We have filed a motion to dismiss the entire complaint. No discovery has been taken, and all discovery has been stayed pending the resolution of our motion to dismiss. We believe we have good defenses to the claims in these suits and are contesting them vigorously.

We are also involved in legal actions in the normal course of business, some of which seek monetary damages, including claims of punitive damages that are not covered by insurance. Based on current information and review with our lawyers, management believes any ultimate liability which may arise from these actions (including the purported class actions), would not materially affect our consolidated financial position, results of operations or cash flows. However, management's evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material effect on our results of operations or cash flows for a future quarter.

LEASE COMMITMENTS. We lease office space and equipment under various non-cancelable operating leases. Rental expense totaled $59 million in 1998, $48 million in 1997, $5 million in the 1996 transition period, and $29 million in fiscal 1996.

Future minimum lease payments will be $49 million in 1999, $37 million in 2000, $24 million in 2001, $17 million in 2002 and $13 million in 2003. Minimum lease payments after 2003 will be $23 million.

In 1997, we entered into a real estate and equipment master transfer agreement that allows us to lease, sublease or assign facilities and equipment that we own or lease. The net book value of such facilities and

                        PACIFICARE HEALTH SYSTEMS, INC.

10. COMMITMENTS AND CONTINGENCIES (CONTINUED) equipment at December 31, 1998 was approximately $27 million. The leases are accounted for as operating leases, and subleases are accounted for as rental income. The agreement includes extensions of the individual leases to December 31, 2005, and two five-year extension options at prevailing market rates. These options are exercisable solely at the lessee's discretion, and include a right of first offer for the lessee to purchase the furniture, fixtures and equipment. The parties terminated a separate lease agreement for furniture, fixtures and equipment when the assets were sold in 1998.

EMPLOYMENT AGREEMENTS. We have employment agreements with our chief executive officer and certain other executive officers. The agreements entitle these officers to receive severance benefits, payable if employment is terminated for various reasons, including termination following a change of ownership or control of PacifiCare. The maximum severance amount we would owe these executives according to their employment agreements (excluding amounts that may be payable under incentive plans and the value of certain other benefits) was approximately $11 million at December 31, 1998.

11. COMPREHENSIVE INCOME

The following tables summarize the components of other comprehensive income
(loss) for the periods indicated:

                                                                           INCOME
                                                                             TAX       NET-OF-
                                                               PRETAX      EXPENSE       TAX
                                                               AMOUNT     (BENEFIT)    AMOUNT
                                                              --------    ---------    -------
                                                                       (IN THOUSANDS)
1998:
Unrealized holding gains arising during the period..........  $ 12,766     $ 5,538     $ 7,228
Less: reclassification adjustment for net gains realized in
  net income................................................   (17,418)     (7,556)     (9,862)
                                                              --------     -------     -------
Other comprehensive loss....................................  $ (4,652)    $(2,018)    $(2,634)
                                                              ========     =======     =======
1997:
Unrealized holding gains arising during the period..........  $ 12,806     $ 4,885     $ 7,921
Less: reclassification adjustment for net gains realized in
  net income................................................    (2,229)       (850)     (1,379)
                                                              --------     -------     -------
Other comprehensive income..................................  $ 10,577     $ 4,035     $ 6,542
                                                              ========     =======     =======
1996 TRANSITION PERIOD:
Unrealized holding gains arising during the period..........  $  3,891     $ 1,487     $ 2,404
Less: reclassification adjustment for net gains realized in
  net income................................................      (396)       (150)       (246)
                                                              --------     -------     -------
Other comprehensive income..................................  $  3,495     $ 1,337     $ 2,158
                                                              ========     =======     =======
FISCAL 1996
Unrealized holding gains arising during the period..........  $  7,111     $ 2,750     $ 4,361
Less: reclassification adjustment for net gains realized in
  net income................................................   (13,066)     (5,054)     (8,012)
                                                              --------     -------     -------
Other comprehensive loss....................................  $ (5,955)    $(2,304)    $(3,651)
                                                              ========     =======     =======

                REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS

The Board of Directors and Shareholders
PacifiCare Health Systems, Inc.

We audited the accompanying consolidated balance sheets of PacifiCare Health Systems, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1998 and 1997, the three months ended December 31, 1996 and the year ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PacifiCare Health Systems, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years ended December 31, 1998 and 1997, the three months ended December 31, 1996 and the year ended September 30, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Los Angeles, California
February 9, 1999

                        PACIFICARE HEALTH SYSTEMS, INC.

              QUARTERLY INFORMATION FOR 1998 AND 1997 (UNAUDITED)

                                                              QUARTERS ENDED
                                       -------------------------------------------------------------
                                        MARCH 31      JUNE 30      SEPTEMBER 30(1)    DECEMBER 31(1)
                                       ----------    ----------    ---------------    --------------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998
Operating revenue..................    $2,381,950    $2,396,259      $2,400,897         $2,342,376
Operating expenses.................     2,309,450     2,309,987       2,316,522          2,243,332
Net investment income..............        25,304        23,850          29,193             25,959
Interest expense...................       (17,518)      (16,913)        (13,828)           (12,664)
                                       ----------    ----------      ----------         ----------
Income before income taxes.........        80,286        93,209          99,740            112,339
Provision for income taxes.........        38,940        44,338          46,509             53,360
                                       ----------    ----------      ----------         ----------
Net income.........................    $   41,346    $   48,871      $   53,231         $   58,979
                                       ==========    ==========      ==========         ==========
Preferred dividends................        (2,629)       (2,630)             --                 --
                                       ----------    ----------      ----------         ----------
Net income available to common
  shareholders.....................    $   38,717    $   46,241      $   53,231         $   58,979
                                       ==========    ==========      ==========         ==========
Basic earnings per share...........    $     0.93    $     1.10      $     1.17         $     1.29
                                       ==========    ==========      ==========         ==========
Diluted earnings per share.........    $     0.90    $     1.06      $     1.16         $     1.28
                                       ==========    ==========      ==========         ==========
Membership (4).....................         3,689         3,660           3,645              3,527
                                       ==========    ==========      ==========         ==========
1997(2)(3)
Operating revenue..................    $1,843,603    $2,381,100      $2,401,355         $2,356,622
Operating expenses.................     1,772,488     2,338,872       2,343,947          2,483,378
Net investment income..............        17,685        20,368          22,196             20,416
Interest expense...................        (9,719)      (18,695)        (18,069)           (18,053)
                                       ----------    ----------      ----------         ----------
Income (loss) before income
  taxes............................        79,081        43,901          61,535           (124,393)
Provision for income taxes.........        35,587        25,904          30,767            (10,433)
                                       ----------    ----------      ----------         ----------
Net income (loss)..................    $   43,494    $   17,997      $   30,768         $ (113,960)
                                       ==========    ==========      ==========         ==========
Preferred dividends................          (904)       (2,630)         (2,629)            (2,629)
                                       ----------    ----------      ----------         ----------
Net income (loss) available to
  common shareholders..............    $   42,590    $   15,367      $   28,139         $ (116,589)
                                       ==========    ==========      ==========         ==========
Basic earnings (loss) per share....    $     1.17    $     0.37      $     0.67         $    (2.78)
                                       ==========    ==========      ==========         ==========
Diluted earnings (loss) per
  share............................    $     1.12    $     0.37      $     0.67         $    (2.78)
                                       ==========    ==========      ==========         ==========
Membership (4).....................         3,849         3,841           3,834              3,792
                                       ==========    ==========      ==========         ==========

---------------
(1) We recognized pretax charges in the third quarter of 1998 totaling $19 million ($10 million or $0.22 diluted loss per share, net of tax). These charges included approximately $15 million ($8 million or $0.18 diluted loss per share, net of tax) for the disposal of the Utah HMO and workers' compensation subsidiaries. The charges also included approximately $4 million ($2 million, or $0.04 diluted loss per share, net of tax) for potential OPM claims. The 1998 charges were partially offset by $8 million ($4 million or $0.10 diluted earnings per share, net of tax) for favorable OPM settlements in the fourth quarter. See Notes 9 and 10 of the Notes to Consolidated Financial Statements.

(2) The 1997 results include the results of operations for the FHP acquisition from February 14, 1997. See Note 4 of the Notes to Consolidated Financial Statements.

(3) The December 31, 1997 results include $155 million of pretax charges ($129 million or $3.18 diluted loss per share, net of tax) for the impairment of long-lived assets, restructuring and certain other charges. See Note 9 of the Notes to Consolidated Financial Statements.

(4) Membership as of quarter end.

                PACIFICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

                                   YEAR ENDED          YEAR ENDED       THREE MONTHS ENDED   FISCAL YEAR ENDED
                                DECEMBER 31, 1998   DECEMBER 31, 1997   DECEMBER 31, 1996    SEPTEMBER 30, 1996
                                -----------------   -----------------   ------------------   ------------------
Allowance for doubtful
  accounts:
  Beginning balance...........       $13,598             $ 1,048              $  890                $690
  FHP acquisition.............            --               7,036                  --                  --
Additions:
  Charged to costs and
     expenses.................         1,485               5,171                 296                 999
  Charged to other accounts...        (4,850)              3,620                 (92)                (85)
Deductions/write offs.........        (1,704)             (3,277)                (46)               (714)
                                     -------             -------              ------                ----
Ending balance................       $ 8,529             $13,598              $1,048                $890
                                     =======             =======              ======                ====

                        PACIFICARE HEALTH SYSTEMS, INC.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.01     Amended and Restated Certificate of Incorporation of the
          Registrant [incorporated by reference to Exhibit 3.01 to the
          Registrant's Form 10-K for the year ended December 31,
          1997].
 3.02     Certificate of Amendment of Amended and Restated Certificate
          of Incorporation of the Registrant [incorporated by
          reference to Exhibit 3.02 to the Registrant's Form 10-K for the year ended December 31, 1997].
 3.03     Bylaws of the Registrant, as amended.
 4.01     Form of Specimen Certificate for Registrant's Class A Common
          Stock [incorporated by reference to Exhibit 4.01 to the
          Registrant's Form 8-K, dated February 21, 1997].
 4.02     Form of Specimen Certificate for Registrant's Class B Common
          Stock [incorporated by reference to Exhibit 4.02 to the
          Registrant's Form 8-K, dated February 21, 1997].
 4.03     First Supplemental Indenture, dated as of February 14, 1997, by and among the Registrant, FHP International Corporation and The Chase Manhattan Bank, N.A. [incorporated by
          reference to Exhibit 4.01 to the Registrant's Form 10-Q for the quarter ended March 31, 1997].
10.01     Employment Agreement, dated December 1, 1994, between the
          Registrant and Alan R. Hoops [incorporated by reference to
          Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended December 31, 1994].(1)
10.02     Employment Agreement, dated December 12, 1994, between the
          Registrant and Jeffrey M. Folick [incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the
          quarter ended December 31, 1994].(1)
10.03     Employment Agreement, dated June 15, 1998, between the
          Registrant and Robert B. Stearns [incorporated by reference to Exhibit 10.01 to the Registrant's Form 10-Q for the
          quarter ended September 30, 1998].(1)
10.04     Employment Agreement, dated October 6, 1997, between the
          Registrant and Bradford A. Bowlus.(1)
10.05     Employment Agreement, dated June 10, 1996, between the
          Registrant and Linda M. Lyons, MD, as amended January 1,
          1998 and February 9, 1998.(1)
10.06     Form of Contract With Eligible Medicare+Choice Organization
          for the period January 1, 1999 through December 31, 1999
          between PacifiCare of California and the Health Care
          Financing Administration.
10.07     1996 Stock Option Plan for Officers and Key Employees of the
          Registrant [incorporated by reference to Exhibit 10.05 to
          Registrant's Form 8-B, dated January 23, 1997].(1)
10.08     1996 Non-Officer Directors Stock Option Plan of the
          Registrant [incorporated by reference to Exhibit 10.06 to
          Registrant's Form 8-B, dated January 23, 1997].(1)
10.09     1996 Management Incentive Compensation Plan of the
          Registrant [incorporated by reference to Exhibit 10.07 to
          Registrant's Form 8-B, dated January 23, 1997].(1)
10.10     1996 Long-Term Performance Incentive Plan of the Registrant
          [incorporated by reference to Exhibit 10.08 to Registrant's form 8-B, dated January 23, 1997].(1)
10.11     Amended 1997 Premium Priced Stock Option Plan of the
          Registrant [incorporated by reference to Exhibit A to
          Registrant's Definitive Proxy Statement, dated April 28,
          1998].(1)
10.12     First Amendment to Amended 1997 Premium Priced Stock Option
          Plan, dated as of August 27, 1998.(1)
10.13     PacifiCare Health Systems, Inc. Statutory Restoration Plan
          [incorporated by reference to Exhibit 10.15 to the
          Registrant's Form 10-K for the year ended December 31,
          1997].(1)

                        PACIFICARE HEALTH SYSTEMS, INC.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.14     PacifiCare Health Systems, Inc. Non-Qualified Deferred
          Compensation Plan [incorporated by reference to Exhibit
          10.16 to the Registrant's Form 10-K for the year ended
          December 31, 1997].(1)
10.15     PacifiCare Health Systems, Inc. Stock Unit Deferred
          Compensation Plan [incorporated by reference to Exhibit
          10.17 to the Registrant's Form 10-K for the year ended
          December 31, 1997].(1)
10.16     Credit Agreement, dated as of October 31, 1996, among
          Registrant, the several financial institution from time to time party to the Credit Agreement, The Bank of New York,
          The Bank of Nova Scotia, Banque Nationale de Paris, Dai-Ichi
          Kangyo Bank, Ltd., The Industrial Bank of Japan Limited,
          RaboBank Nederland, Sanwa Bank of California, The Sumitomo
          Bank, Limited and Wells Fargo Bank, N.A., as co-agents, The
          Chase Manhattan Bank and CitiCorp USA, Inc. as managing
          agents, and Bank of America National Trust and Savings
          Association, as agent for the Banks [incorporated by
          reference to Exhibit 10.01 to the Registrant's Registration
          Statement on Form S-4 (File No. 333-16271)].
10.17     First Amendment to Credit Agreement, dated as of August 15,
          1997, among the Registrant, the Banks party to the Credit
          Agreement, dated as of October 31, 1996, and Bank of America
          National Trust and Savings Association, as Agent
          [incorporated by reference to Exhibit 10.12 to the
          Registrant's Form 10-K for the year ended December 31,
          1997].
10.18     Second Amendment to Credit Agreement, dated as of December
          31, 1997 among the Registrant, the Banks party to the Credit
          Agreement, dated as of October 31, 1996, and Bank of America
          National Trust and Savings Association, as Agent
          [incorporated by reference to Exhibit 10.13 to the
          Registrant's Form 10-K for the year ended December 31,
          1997].
21        List of Subsidiaries.
23        Consent of Ernst & Young LLP Independent Auditors.
27        Financial Data Schedules (filed electronically).

---------------

(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.