Form 10-K/A
period 1998-12-31
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 1999-04-01
CIK 1027974

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]



The aggregate market value of common stock held by non-affiliates of the Registrant on February 26, 1999 was approximately $2,705,800,000.



The number of shares of Class A Common Stock and Class B Common Stock outstanding at February 26, 1999 was approximately 14,800,000 and 30,800,000 respectively.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                        PACIFICARE HEALTH SYSTEMS, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998


                                                                           PAGE
                                                                           ----
                                    PART I
Item 1.    Business....................................................      1
Item 2.    Properties..................................................      9
Item 3.    Legal Proceedings...........................................      9
Item 4.    Submission of Matters to a Vote of Security Holders.........      9
                                    PART II
Item 5.    Market for the Company's Common Equity and Related
           Stockholders Matters........................................     10
Item 6.    Selected Financial Data.....................................     11
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     13
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................     26
Item 8.    Consolidated Financial Statements and Supplementary Data....     27
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................     27
                                   PART III
Item 10.   Directors and Executive Officers of the Registrant..........     28
Item 11.   Executive Compensation......................................     32
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................     39
Item 13.   Certain Relationships and Related Transactions..............     41
                                    PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................     42

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

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



The following table shows PacifiCare's Executive Officers and Directors:



             NAME                AGE                             POSITION
             ----                ---                             --------
Alan R. Hoops..................  51    Chairman of the Board and Chief Executive Officer
Terry O. Hartshorn.............  54    Vice Chairman of the Board
Jack R. Anderson...............  74    Director
Craig T. Beam..................  43    Director
Richard M. Burdge, Sr..........  72    Director
Bradley C. Call................  56    Director
David R. Carpenter.............  60    Director
Gary L. Leary..................  63    Director
Warren E. Pinckert II..........  55    Director
David A. Reed..................  66    Director
Lloyd E. Ross..................  58    Director
Jean Bixby Smith...............  60    Director
Jeffrey M. Folick..............  51    President and Chief Operating Officer
Robert B. Stearns..............  47    Executive Vice President and Chief Financial Officer
Joseph S. Konowiecki...........  45    General Counsel and Secretary
Richard E. Badger..............  49    Regional Vice President, Desert Region and President and CEO
                                       of PacifiCare of Arizona, Inc.
Bradford A. Bowlus.............  43    Regional Vice President, Western Region and President and
                                       CEO of PacifiCare of California
Patrick E. Feyen...............  42    Regional Vice President, Southwest Region and President and
                                       CEO of PacifiCare of Texas, Inc.
Eric D. Sipf...................  50    Regional Vice President, Central Region and President and
                                       CEO of PacifiCare of Colorado, Inc.
Christopher P. Wing............  41    Regional Vice President, Northwest Region and President and
                                       CEO of PacifiCare of Washington, Inc.
Craig S. Schub.................  43    President, Secure Horizons USA, Inc.
Ronald M. Davis................  39    Senior Vice President, Operations
Robert N. Franklin.............  56    Senior Vice President, Public Affairs
Mitchell J. Goodstein..........  47    Senior Vice President, Health Care Economics
John E. Kao....................  37    Senior Vice President, Corporate Development and Chief
                                       Financial Officer, Secure Horizons USA, Inc.
Mary C. Langsdorf..............  39    Senior Vice President and Corporate Controller
Wanda A. Lee...................  57    Senior Vice President, Corporate Human Resources
Linda M. Lyons, M.D............  49    Senior Vice President, Health Services
James A. Williams..............  52    Senior Vice President and Chief Information Officer

Alan R. Hoops has been a Director of PacifiCare since 1994. His current term expires in 2000. As of January 1, 1999, Mr. Hoops became PacifiCare's Chairman of the Board and has been Pacificare's Chief Executive Officer since April 1993. Mr. Hoops previously served as PacifiCare's President from April 1993 to December 1998.



Terry O. Hartshorn has been a director of PacifiCare since 1985 and is currently Vice Chairman of the Board. His current term expires in 2001. Mr. Hartshorn served as Chairman of PacifiCare's Board of Directors from April 1993 to December 1998. Mr. Hartshorn was President and Chief Executive Officer of UniHealth* from April 1993 to February 1997. Mr. Hartshorn is a Director of Professional


Bancorp Inc., a bank holding company. Mr. Hartshorn is Chairman of the Governance and Nominating Committee.



Jack R. Anderson has been a director of PacifiCare since 1997. His current term expires in 2001. Mr. Anderson was a Director of FHP from 1994 until February 1997 when FHP was acquired by PacifiCare. He has been President of Calver Corporation, a health care consulting and investing firm, and a private investor since 1982. Mr. Anderson currently serves on the Boards of Directors of Horizon Mental Health Management, Inc. and Genesis Health Ventures, Inc. Mr. Anderson is a member of the Audit Committee.



Craig T. Beam has been a Director of PacifiCare since 1997. His current term expires in 2000. Mr. Beam is President of Beam & Associates, a real estate development and management company, including health care project management. Mr. Beam was a Director of UniHealth from 1993 to December 1998. Mr. Beam is a member of the Special Opportunities and Real Estate Committees.



Richard M. Burdge, Sr. has been a Director since 1997. His current term expires in 2000. Mr. Burdge was a member of the FHP Board of Directors from July 1994 until February 1997. Mr. Burdge retired in 1984 as Executive Vice President of CIGNA Corporation, a position he held from 1982 to 1984. Mr. Burdge has served as a Director of First Commonwealth since 1985. Mr. Burdge is a member of the Compensation Committee.



Bradley C. Call has been a Director since 1997. His current term expires this year. Mr. Call has been President and Chief Executive Officer of Stellex Aerospace, Inc., a U.S. subsidiary of a Swiss real estate and industrial firm, since 1988 and a member of the Board of Directors of Stellex Aerospace, Inc. since 1988. Mr. Call has also served as a member of the Board of Directors of UniHealth since 1995. Mr. Call is a member of the Audit Committee.



David R. Carpenter has been a Director of PacifiCare since 1989. His current term expires this year. Since January 1998, Mr. Carpenter has served as Chairman and CEO of UniHealth. From February 1997 through December 1997, Mr. Carpenter served as Chairman, President and CEO of UniHealth. Since 1997, Mr. Carpenter has also served as Chairman and CEO of Paradigm Partners International, LLC. From 1990 through 1995, Mr. Carpenter served in various capacities for Transamerica Corporation, including Executive Vice President and Group Vice President. Mr. Carpenter is Chairman of PacifiCare's Compensation Committee and a member of the Special Opportunities Committee. Mr. Carpenter is a Director of Employee Solutions, Inc.



Gary L. Leary has been a Director of PacifiCare since 1989. His current term expires in 2000. Mr. Leary has served as the President and General Counsel of UniHealth since 1998. Mr. Leary also is a Director of UniHealth. Mr. Leary was an Executive Vice President and General Counsel of UniHealth from April 1992 to January 1998. Mr. Leary is a member of the Governance and Nominating and Special Opportunities Committees.



Warren E. Pinckert II has been a Director since 1985. His current term expires in 2001. Mr. Pinckert has been President, Chief Executive Officer and a Director of Cholestech Corporation, a medical device manufacturing firm, since June 1993. Mr. Pinckert is a member of PacifiCare's Compensation and Special Opportunities Committees and is Chairman of PacifiCare's Audit Committee. Mr. Pinckert is a certified public accountant.


---------------


*UniHealth is the single largest holder of PacifiCare's Class A Stock.

David A. Reed has been a Director of PacifiCare since 1992. His current term expires this year. Mr. Reed currently is the President of DAR Consulting Group and serves as a special advisor to the Health Care Practice Group of Deloitte & Touche LLP. Mr. Reed is a member of the Audit and Special Opportunities Committees. Mr. Reed has served as a Director of In-Vitro International since 1996.



Lloyd E. Ross has been a Director of PacifiCare since 1985. His current term expires this year. Mr. Ross is Managing Partner of InverMex, L.P. From February 1996 to January 1997, Mr. Ross served as Vice President/Division Manager of SMI Corporation, a division of ARB, Inc., a commercial and industrial building company and as President/CEO of SMI Construction from 1961 to 1996. Mr. Ross is a member of the Audit, Compensation, and Governance and Nominating Committees and Chairman of the Real Estate and Special Opportunities Committees. Mr. Ross is a Director of the Southern California Water Company.



Jean Bixby Smith has been a Director since 1995. Her current term expires in 2001. Ms. Smith has been Chairman of Bixby Land Company since January 1994 and President of Alamitos Land Company since March 1991, both of which are engaged in the development and management of commercial and industrial real estate. Ms. Smith has also been a Director of UniHealth since 1988. Ms. Smith is a member of PacifiCare's Governance and Nominating Committee and Real Estate Committee.



Jeffrey M. Folick became PacifiCare's President as of January 1, 1999 and has been its Chief Operating Officer since April 1993. Mr. Folick previously served as an Executive Vice President of PacifiCare from April 1993 to December 1998.



Robert B. Stearns became an Executive Vice President and PacifiCare's Chief Financial Officer in July 1998. Prior to joining PacifiCare, Mr. Stearns served as Senior Vice President/Chief Financial Officer of The Dial Corporation from May 1995 to May 1997 and Chief Executive Officer of RB Stearns & Co. from April 1991 to May 1995.



Joseph S. Konowiecki has been General Counsel of PacifiCare since October 1989 and Secretary of PacifiCare since April 1993. Mr. Konowiecki has been a partner of Konowiecki & Rank LLP, including a professional corporation, or its predecessor, since 1980 and has over 20 years of practice in business, corporate and health care law.



Richard E. Badger has been Regional Vice President, Desert Region and President and CEO of PacifiCare of Arizona, Inc. since June 1998. Mr. Badger served as President of PacifiCare of Northern California from November 1993 through June 1998.



Bradford A. Bowlus joined PacifiCare in 1994 and currently serves as Regional Vice President of the Western Region and President and CEO of PacifiCare of California or "PCC." From April 1994 through October 1997, Mr. Bowlus served in various capacities for PacifiCare, including President and CEO of PacifiCare of Washington, Inc., President and CEO of PacifiCare Dental and Vision and Vice President of PCC.



Patrick E. Feyen has been Regional Vice President of the Southwest Region and President and CEO of PacifiCare of Texas, Inc. since February 1995. Mr. Feyen served as President of PacifiCare of Oklahoma from February 1995 through January 1997 and as Regional Vice President of the Northwest from September 1994 to December 1994.



Eric D. Sipf joined PacifiCare in February 1997 and currently serves as Regional Vice President, Central Region. Mr. Sipf has been President and CEO of PacifiCare of Colorado, Inc., formerly FHP of Colorado, Inc. since 1996. Mr. Sipf joined FHP as a Senior Vice President Eastern Division in 1994 and served in that capacity until February 1997.



Christopher P. Wing joined PacifiCare in 1994 and currently serves as Regional Vice President, Northwest Region and President and CEO of PacifiCare of Washington, Inc. From February 1994 through December 1997, Mr. Wing served in various capacities for PacifiCare, including President and CEO of PacifiCare of Utah, Inc., Senior Vice President Health Services PCC and Vice President, General Manager PCC.



Craig S. Schub has been President of Secure Horizons USA, Inc. since April 1993. Mr. Schub served as Senior Vice President, Marketing of PacifiCare from June 1996 to March 1998 and as Senior Vice President,

Government Programs from June 1995 to March 1998. Mr. Schub serves as a Director of Presbyterian Health Plan.



Ronald M. Davis has been Senior Vice President, Corporate Operations since June 1995. Mr. Davis served as Senior Vice President, Operations of PCC from July 1993 to July 1995.



Robert N. Franklin has been Senior Vice President, Public Affairs since February 1997. From 1993 to February 1997, Mr. Franklin was Senior Vice President, Public Affairs of FHP.



Mitchell J. Goodstein currently serves as Senior Vice President, Health Care Economics. Mr. Goodstein was Regional Vice President of the Southeast Region and President of PacifiCare of Florida, Inc. from 1995 to February 1997. Prior to joining PacifiCare, Mr. Goodstein served as the Chief Executive Officer of HMO California, a licensed health care service plan, from June 1992 to August 1995.



John E. Kao has been Senior Vice President, Corporate Development and Chief Financial Officer, Secure Horizons USA since March 1998, and Vice President, Corporate Development since February 1997. From March 1995 to February 1997, Mr. Kao was Vice President, Corporate Development for FHP. Prior to joining FHP, Mr. Kao held numerous positions with Bank of America.



Mary C. Langsdorf has been Senior Vice President, Finance since January 1999 and Pacificare's Corporate Controller since February 1996. From October 1995 to January 1999, Ms. Langsdorf served as Vice President, Finance.



Wanda A. Lee has been Senior Vice President, Corporate Human Resources of PacifiCare since March 1993. From 1984 to March 1993, Ms. Lee was Vice President of Human Resources of FHP.



Linda M. Lyons, M.D. has been Senior Vice President, Health Services since June 1996. Prior to joining PacifiCare, Dr. Lyons served in various capacities for SCRIPPS Clinic Medical Group, including as Senior Vice President, Managed Care Operations, from January 1986 to June 1996.



James A. Williams has been Senior Vice President and Chief Information Officer since June 1993. Prior to joining PacifiCare, Mr. Williams served as Senior Vice President, Information Services of Sanwa Bank California from August 1992 to May 1993.



Each Executive Officer of PacifiCare is elected or appointed by the Board of Directors of PacifiCare and holds office until his successor is elected, or until the earlier of his death, resignation or removal. Messrs. Call, Carpenter, Reed and Ross will be standing for re-election as Directors at PacifiCare's 1999 Annual Meeting of Shareholders.



The information given in this Form 10-K concerning the Directors is based upon statements made or confirmed to PacifiCare by or on behalf of such Directors, except to the extent that such information appears in its records.



COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT



PacifiCare believes that during 1998, all filings with the Securities and Exchange Commission of its officers, directors and 10 percent shareholders complied with the requirement for reporting ownership and changes in ownership of PacifiCare's Common Stock pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") except that Patrick E. Feyen, Terry O. Hartshorn, Alan R. Hoops, Mary C. Langsdorf, Wanda A. Lee, Linda
M. Lyons, M.D. and Eric D. Sipf each did not file a report for one transaction on a timely basis. Once discovered, these oversights were promptly corrected.

ITEM 11. EXECUTIVE COMPENSATION



The following table shows the compensation paid to Alan Hoops, who served as Chief Executive Officer of PacifiCare during 1998, and the other most highly compensated executive officers of PacifiCare (collectively, the "NEOs") for the years ended December 31, 1998 and 1997, the three-month transition period ended December 31, 1996 ("TP96"), and the fiscal year ended September 30, 1996.



                           SUMMARY COMPENSATION TABLE



                                                     ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                                             ------------------------------------   ------------------------------------
                                                                     OTHER ANNUAL   SECURITIES     LTIP      ALL OTHER
              NAME AND                        SALARY      BONUS      COMPENSATION   UNDERLYING   PAYOUTS    COMPENSATION
         PRINCIPAL POSITION           YEAR     (1)         (2)           (3)         OPTIONS       (4)          (5)
         ------------------           ----   --------   ----------   ------------   ----------   --------   ------------
Alan R. Hoops.......................  1998   $893,078   $1,161,001     $553,708       15,000     $     --     $ 47,983
  Chairman and CEO                    1997   $860,000   $       --     $ 80,000      445,000     $     --     $120,497
                                      TP96   $152,308   $  105,023     $     --       35,000     $     --     $ 34,368
                                      1996   $638,750   $  400,000     $     --       30,000     $161,760     $138,300
Jeffrey M. Folick...................  1998   $597,115   $  621,000     $248,400       12,500     $     --     $ 44,762
  President and COO                   1997   $575,000   $       --     $     --      310,000     $     --     $ 93,325
                                      TP96   $108,462   $   67,310     $     --       25,000     $     --     $ 24,495
                                      1996   $452,500   $  190,350     $     --       25,000     $165,898     $100,468
Robert B. Stearns(6)................  1998   $216,347   $  236,251     $ 94,500      275,000     $     --     $172,597
  Exec. Vice President and CFO        1997   $     --   $       --     $     --           --     $     --     $     --
                                      TP96   $     --   $       --     $     --           --     $     --     $     --
                                      1996   $     --   $       --     $     --           --     $     --     $     --
Bradford A. Bowlus..................  1998   $363,463   $  252,000     $ 40,320       10,000     $     --     $269,037
  Regional Vice President,            1997   $235,385   $       --     $     --      195,000     $ 76,667     $129,166
  Western Region                      TP96   $ 43,076   $   18,140     $     --           --     $     --     $ 45,993
                                      1996   $197,500   $  102,000     $     --        6,500     $ 62,611     $ 48,892
Linda M. Lyons, M.D.................  1998   $305,307   $  190,365     $ 45,688       10,000     $     --     $ 81,965
  Senior Vice President Health
  Services                            1997   $275,000   $       --     $     --      164,400     $     --     $ 56,677
                                      TP96   $ 60,000   $   22,342     $     --           --     $     --     $ 41,931
                                      1996   $ 80,000   $   22,618     $     --       20,000     $     --     $ 22,090
Christopher P. Wing.................  1998   $301,154   $  182,700     $ 73,080       10,000     $     --     $109,866
  Regional Vice President,            1997   $290,000   $       --     $     --      177,500     $118,000     $ 59,575
  Northwest Region                    TP96   $ 50,307   $   32,700     $     --           --     $     --     $  1,339
                                      1996   $213,501   $   71,580     $     --        6,500     $ 95,370     $ 14,087
Wayne B. Lowell(7)..................  1998   $415,385   $  270,000     $108,000           --     $     --     $ 33,493
  Exec. Vice President and CFO        1997   $400,000   $       --     $     --      200,000     $     --     $ 48,493
                                      TP96   $ 75,000   $   41,373     $     --       15,500     $     --     $ 10,643
                                      1996   $318,750   $  130,000     $     --       15,000     $ 64,960     $ 41,774


---------------

(1) 1998 salaries included one extra pay period because of year-end timing. Base salaries for 1998 were as follows:



     Alan R. Hoops................  $860,000
     Jeffrey M. Folick............  $575,000
     Robert B. Stearns............  $450,000
     Bradford A. Bowlus...........  $350,000
Linda M. Lyons, M.D...............  $294,000
Christopher P. Wing...............  $290,000
Wayne B. Lowell...................  $400,000



(2) The amounts shown in this column include payments made pursuant to PacifiCare's 1996 Management Incentive Compensation Plan (the "MICP") and include amounts awarded and accrued during the fiscal years earned, but paid in the following fiscal year. A portion of the 1998 MICP Bonus was attributable to a one-time incentive under the MICP where executive officers received bonuses in excess of the maximum payable under the MICP for the achievement of maximum performance objectives. Bonuses awarded under this one-time incentive are payable in installments over a three-year period. In order to receive each installment, the executive officer must be employed by PacifiCare at the time of payment and PacifiCare must achieve target earnings per share for the prior year.



(3) Amounts shown are attributable to a risk premium applied to amounts deferred under PacifiCare's stock unit deferred compensation plan. Under this deferred compensation plan, executive officers may defer all or a portion of their bonus. The CEO may also defer all or a portion of his salary under this plan. Amounts deferred, multiplied by the risk premium, are converted into shares of PacifiCare's Class B Common Stock at a price of the Class B Common Stock determined by PacifiCare's Compensation

    Committee based on the closing price of the Class B Common Stock on the Nasdaq National Market. Distributions are made in shares of Class B Common Stock.



(4) Includes amounts awarded and accrued under PacifiCare's Long-Term Performance Incentive Plan (the "LTPIP") during the fiscal years earned, but paid in the following fiscal year. In 1997 and fiscal 1996, 60 percent of the awards were paid in cash and 40 percent of the awards were paid in shares of Class B Common Stock. No awards were made under the LTPIP to the NEOs for 1998 or TP96. The shares of Class B Common Stock distributed were valued at $72.875 per share in 1997 and $83.75 per share in fiscal 1996 (the fair market values of the Class B Common Stock at the time the payments were awarded). Payments under the LTPIP to the NEOs were as follows:



                                                       1997                         FISCAL 1996
                                           -----------------------------   -----------------------------
                                                       NUMBER OF SHARES                NUMBER OF SHARES
                                           CASH PAID   OF CLASS B COMMON   CASH PAID   OF CLASS B COMMON
                                           ---------   -----------------   ---------   -----------------
    Alan R. Hoops........................   $    --            --           $97,105           772
    Jeffrey M. Folick....................   $    --            --           $99,568           792
    Bradford A. Bowlus...................   $46,060           420           $37,570           299
    Christopher P. Wing..................   $70,850           647           $57,264           455
    Wayne B. Lowell......................   $    --            --           $38,997           310



     PacifiCare suspended the LTPIP in 1997.



(5) Amounts in this column include contributions by PacifiCare to the PacifiCare Health Systems, Inc. Savings and Profit Sharing Plan (the "Profit Sharing Plan") and miscellaneous fringe benefits. All PacifiCare employees who have completed 12 months of continuous service and have worked at least 1,000 hours are eligible to participate in the Profit Sharing Plan.



     (a) PacifiCare contributed amounts equal to two percent of annual salaries up to a specified maximum amount. For the NEOs, these contributions were:



                                                                  1998      1997     FISCAL 1996
                                                                 ------    ------    -----------
    Alan R. Hoops..............................................  $3,200    $3,200      $3,000
    Jeffrey M. Folick..........................................  $3,200    $3,200      $3,000
    Bradford A. Bowlus.........................................  $3,200    $3,200      $3,811
    Linda M. Lyons, M.D........................................  $3,200    $2,115      $   --
    Christopher P. Wing........................................  $3,200    $3,200      $3,000
    Wayne B. Lowell............................................  $3,200    $3,200      $3,000



     (b) PacifiCare contributed amounts equal to one-half of the compensation deferred by each employee up to three percent of the employee's annual compensation up to a specified amount. For the NEOs, these contributions were:



                                                                  1998      1997     FISCAL 1996
                                                                 ------    ------    -----------
    Alan R. Hoops..............................................  $4,800    $4,750      $4,500
    Jeffrey M. Folick..........................................  $4,800    $4,750      $4,500
    Bradford A. Bowlus.........................................  $4,800    $6,409      $4,500
    Linda M. Lyons, M.D........................................  $4,800    $3,730      $   --
    Christopher P. Wing........................................  $4,800    $4,750      $4,500
    Wayne B. Lowell............................................  $4,800    $4,750      $4,500

     (c) PacifiCare contributed discretionary amounts, determined solely at the discretion of the Board of Directors, from PacifiCare's current or accumulated earnings (generally based upon a percentage of pretax income). For the NEOs, these contributions were:



                                                                  1998      1997     FISCAL 1996
                                                                 ------    ------    -----------
    Alan R. Hoops..............................................  $2,997    $3,494      $5,291
    Jeffrey M. Folick..........................................  $2,997    $3,494      $5,291
    Bradford A. Bowlus.........................................  $2,997    $3,494      $5,291
    Linda M. Lyons, M.D........................................  $2,997    $  423      $   --
    Christopher P. Wing........................................  $2,997    $   --      $5,291
    Wayne B. Lowell............................................  $   --    $3,494      $5,291



     (d) Includes amounts contributed by PacifiCare pursuant to the Statutory Restoration Plan of PacifiCare (the "Statutory Restoration Plan"). The Statutory Restoration Plan allows participants to defer the portion of their pay that otherwise would be deferred under the Profit Sharing Plan, but for statutory limitations and to receive excess matching contributions, profit-sharing contributions and discretionary contributions in the same percentages as those provided by the Profit Sharing Plan. Employees in PacifiCare's two highest salary grades are eligible to participate in the Statutory Restoration Plan. For the NEOs, these contributions were:



                                                      1998       1997       TP96     FISCAL 1996
                                                     -------    -------    ------    -----------
    Alan R. Hoops..................................  $25,077    $48,844    $8,885      $60,668
    Jeffrey M. Folick..............................  $21,856    $40,766    $6,327      $40,399
    Bradford A. Bowlus.............................  $12,642    $    --    $   --      $    --
    Linda M. Lyons, M.D............................  $ 6,977    $13,192    $6,100      $ 1,800
    Christopher P. Wing............................  $ 4,564    $ 6,565    $1,174      $ 1,006
    Wayne B. Lowell................................  $ 7,769    $24,828    $4,314      $24,072



     (e) Includes premiums paid by PacifiCare for term life insurance for all employees. For each of the NEOs, these amounts were $290 for 1998, 1997 and fiscal 1996 and $73 for TP96. Also includes additional insurance premiums paid by PacifiCare for Mr. Hoops totaling $2,802 for 1997 and $38,979 for fiscal 1996, and for Mr. Folick totaling $1,532 for 1997 and $29,839 for fiscal 1996.



     (f) Includes amounts paid by PacifiCare for excess sick time and vacation time accrued. For the NEOs, these amounts were:



                                                      1998      1997       TP96      FISCAL 1996
                                                     ------    -------    -------    -----------
    Alan R. Hoops..................................  $   --    $53,783    $25,410      $22,138
    Jeffrey M. Folick..............................  $   --    $35,959    $18,095      $13,624
    Bradford A. Bowlus.............................  $   --    $ 3,349    $    --      $    --
    Linda M. Lyons, M.D............................  $   --    $    --    $    --      $    --
    Christopher P. Wing............................  $5,577    $ 5,582    $    92      $    --
    Wayne B. Lowell................................  $   --    $11,931    $ 6,256      $ 4,621

     (g) Includes amounts paid by PacifiCare for personal financial services. For the NEOs, these amounts were:



                                                                 1998       1997     FISCAL 1996
                                                                -------    ------    -----------
    Alan R. Hoops.............................................  $11,619    $3,334      $3,433
    Jeffrey M. Folick.........................................  $11,619    $3,334      $3,525
    Bradford A. Bowlus........................................  $17,452    $   --      $   --
    Linda M. Lyons, M.D.......................................  $13,701    $   --      $   --
    Christopher P. Wing.......................................  $16,425    $   --      $   --
    Wayne B. Lowell...........................................  $17,434    $   --      $   --



     (h) Includes amounts paid by PacifiCare for relocation expenses. For the NEOs, these amounts were:



                                                    1998        1997       TP96      FISCAL 1996
                                                  --------    --------    -------    -----------
    Robert B. Stearns...........................  $ 47,500    $     --    $    --      $    --
    Bradford A. Bowlus..........................  $227,656    $ 88,249    $21,745      $    --
    Linda M. Lyons, M.D.........................  $ 50,000    $ 16,927    $25,758      $    --
    Christopher P. Wing.........................  $ 72,013    $ 39,188    $    --      $    --



     (i) Includes amounts paid by PacifiCare as sign on bonuses. For the NEOs, these amounts were:



                                                    1998        1997       TP96      FISCAL 1996
                                                  --------    --------    -------      -------
    Robert B. Stearns...........................  $125,000    $     --    $    --           --
    Bradford A. Bowlus..........................  $     --    $ 24,175    $24,175      $35,000
    Linda M. Lyons, M.D.........................  $     --    $ 20,000    $10,000      $20,000


---------------

(6) Mr. Stearns joined PacifiCare in July 1998 as Executive Vice President and Chief Financial Officer.



(7) Mr. Lowell retired as Executive Vice President and Chief Financial Officer effective July 31, 1998.



                       OPTION GRANTS IN LAST FISCAL YEAR



The following table provides information on stock options granted in 1998 to PacifiCare's NEOs pursuant to PacifiCare's 1996 Stock Option Plan for Officers and Key Employees (the "Employee Plan") and the Amended 1997 Premium Priced Stock Option Plan, as amended (the "Premium Priced Plan").



                                             PERCENT
                              NUMBER OF      OPTIONS
                              SECURITIES    GRANTED TO    EXERCISE OR
                              UNDERLYING    EMPLOYEES      BASE PRICE     EXPIRATION       GRANT DATE
            NAME              OPTIONS(1)     IN 1998      PER SHARE(2)       DATE       PRESENT VALUE(3)
            ----              ----------    ----------    ------------    ----------    ----------------
Alan R. Hoops
  Class B...................   15,000(4)       1.2%         $72.875        03/27/08        $  585,407
Jeffrey M. Folick
  Class B...................   12,500(4)       1.0%         $72.875        03/27/08        $  354,109
Robert B. Stearns
  Class B...................   50,000(4)       4.0%         $ 82.00        06/16/08        $1,587,086
                              112,500(5)       9.1%         $ 92.50        10/07/07        $3,139,470
                              112,500(6)       9.1%         $114.00        10/07/07        $3,555,720
Bradford A. Bowlus
  Class B...................   10,000(4)       0.8%         $72.875        03/27/08        $  283,288
Linda M. Lyons, M.D.
  Class B...................   10,000(4)       0.8%         $72.875        03/27/08        $  283,288
Christopher P. Wing
  Class B...................   10,000(4)       0.8%         $72.875        03/27/08        $  283,288

              CHANGE IN TOTAL MARKET VALUE OF COMPANY
AT ASSUMED ANNUAL RATES OF STOCK PRICE APPRECIATION FOR 10 YEARS(7)        5%               10%
-------------------------------------------------------------------  --------------    --------------
Class A, 14,837,711 shares outstanding, $72.75 per share at
  12/31/98.....................................................      $  678,969,946    $1,720,632,900
Class B, 30,777,990 shares outstanding, $79.50 per share at
  12/31/98.....................................................      $1,539,068,779    $3,900,279,227


---------------

(1) Only non-qualified stock options ("NQSOs") were granted in 1998 pursuant to the Employee Plan and the Premium Priced Plan. No incentive stock options or stock appreciation rights were granted in 1998. NQSOs that have been held for six months and which are not already exercisable or expired automatically become exercisable if there is a "Change of Control." Under the Employee Plan and the Premium Priced Plan, a Change of Control is defined as the occurrence of any of the following:



     (a) a business combination effectuated through the merger or consolidation of PacifiCare with or into another entity where PacifiCare is not the surviving organization. For purposes hereof, "Surviving Organization" shall mean any entity where the majority of the members of such entity's board of directors are persons who were members of PacifiCare's Board of Directors prior to the merger, consolidation or other business combination and the senior management of the surviving entity includes all of the individuals who were PacifiCare's executive management (PacifiCare's chief executive officer and those individuals who report directly to PacifiCare's chief executive officer) prior to the merger, consolidation or other business combination and such individuals are in at least comparable positions with such entity;



     (b) any business combination effectuated through the merger or consolidation of PacifiCare with or into another entity where PacifiCare is the Surviving Organization and such business combination occurred with an entity whose market capitalization prior to the transaction was greater than 50 percent of PacifiCare's market capitalization prior to the transaction;



     (c) the sale in a transaction or series of transactions of all or substantially all of PacifiCare's assets;



     (d) any "person" or "group" (within the meaning of Sections 13(d)and 14(d) of the Exchange Act) other than UniHealth, acquires beneficial ownership (within the meaning of Rule 13d-3 of the Exchange Act), directly or indirectly, of 20 percent or more of the voting common stock of PacifiCare and the beneficial ownership of the voting common stock of PacifiCare owned by UniHealth at that date is less than or equal to the beneficial ownership interest of voting securities attributable to such other person or group;



     (e) a dissolution or liquidation of PacifiCare; or



     (f) PacifiCare ceases to be subject to the reporting requirements of the Exchange Act as a result of a "going private transaction" (within the meaning of the Exchange Act).



(2) The exercise price may be paid in cash, in shares of Common Stock valued at fair market value on the date of exercise or pursuant to a cashless exercise procedure under which the optionee provides irrevocable instructions to a brokerage firm to sell the purchased shares and to remit to PacifiCare, out of the sale proceeds, an amount equal to the exercise price plus all applicable withholding taxes.



(3) These values were established using the Black-Scholes stock option pricing model. Assumptions used to calculate the grant date present value of option shares granted during 1998 were in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, as follows:



     (a) Expected Volatility -- The standard deviation of the continuously compounded rates of return calculated on the average daily stock price over a period of time immediately preceding the grant and equal in length to the expected life. The volatility was 45 percent.



     (b) Risk-Free Interest Rate -- The rate available at the time the grant was made on zero-coupon U.S. government issues with a remaining term equal to the expected life. The risk-free interest rate was 6 percent.



     (c) Dividend Yield -- The expected dividend yield was zero percent based on the historical dividend yield over a period of time immediately preceding the grant date equal in length to the expected life of the grant.

     (d) Expected Life -- The expected life of grant was two years, calculated based on the historical expected life of previous grants.



     (e) Forfeiture Rate -- Under SFAS No. 123, forfeitures may be estimated or assumed to be zero. The forfeiture rate was assumed to be zero.



(4) The NQSOs granted to the NEOs become exercisable in four cumulative annual installments of 25 percent on each anniversary of the date of grant.



(5) NQSOs vest if the Class B Common Stock reaches a closing price of $92.50 by October 6, 2000. If the closing price is not reached by October 6, 2000, the NQSOs expire.



(6) NQSOs vest if the Class B Common Stock reaches a closing price of $114.00 by October 6, 2002. If the closing price is not reached by October 6, 2002, the NQSOs expire.



(7) These amounts are not intended to forecast possible future appreciation, if any, of PacifiCare's stock prices. No assurances can be given that the stock prices will appreciate at these rates or experience any appreciation at all.



                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR


                       AND FISCAL YEAR-END OPTION VALUES



The following table provides information with respect to the NEOs concerning the exercise of options during 1998 and unexercised options held as of December 31, 1998.



                                                          NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                              SHARES                        OPTIONS AT FY-END                 AT FY-END
                            ACQUIRED ON     VALUE      ---------------------------   ---------------------------
           NAME              EXERCISE      REALIZED    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
           ----             -----------   ----------   -----------   -------------   -----------   -------------
Alan R. Hoops
  Class A.................    32,000      $1,788,000      40,000             --      $2,575,000            --
  Class B.................    10,000      $  747,500     185,500        472,500      $5,587,125      $643,125
Jeffrey M. Folick
  Class B.................    16,250      $  619,125     156,750        351,750      $2,558,250      $656,063
Robert B. Stearns
  Class B.................        --              --          --        275,000              --            --
Bradford A. Bowlus
  Class B.................        --              --      15,625        197,875      $  174,250      $488,750
Linda M. Lyons, M.D.
  Class B.................        --              --      12,350        182,050      $   75,781      $355,469
Christopher P. Wing
  Class B.................        --              --      16,375        183,500      $  194,922      $442,266
Wayne B. Lowell
  Class A.................     5,000      $  203,125          --             --              --            --
  Class B.................    18,000      $  676,063      86,000             --      $1,296,750            --



EMPLOYMENT AGREEMENTS



PacifiCare has entered into employment agreements with each of the NEOs. Each agreement continues until the death, disability, misconduct or written notice of termination by either PacifiCare or the Named Executive Officer. The agreements provide that each Named Executive Officer is entitled to his base salary, participation in all employee benefit programs, reimbursement for business expenses and participation in the MICP and the Employee Plan of PacifiCare. The agreements also contain provisions that entitle each of the NEOs to receive severance benefits which are payable if the officer's employment with PacifiCare is terminated for various reasons, including death, disability, termination following a change of ownership or control of PacifiCare and termination without cause.

Under the employment agreements, a change of ownership or control would result from:



        (a) any merger, consolidation or sale such that any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) acquires beneficial ownership, within the meaning of Rule 13d-3 of the Exchange Act, of 20 percent or more of the voting common stock of PacifiCare and the ownership interest of the voting common stock owned by UniHealth is less than or equal to the ownership interest of the voting common stock of such individual, entity or group;



        (b) any transaction in which PacifiCare sells substantially all of its material assets;



        (c) a dissolution or liquidation of PacifiCare; or



        (d) PacifiCare becomes a non-publicly held company.



In the event one of the above officers is terminated by PacifiCare (other than for incapacity, disability, habitual neglect or gross misconduct) within 24 months of a change in ownership or control or is terminated without cause, the employment agreements provide for payment of base salary and certain benefits for 36 months in the case of Mr. Hoops, 24 months for the other NEOs and payment of benefits under PacifiCare's MICP which will be deemed to have accrued to the termination date. The contingent liability for severance payments that PacifiCare would be required to make under the employment agreements (excluding amounts which may be payable under incentive plans and the value of certain benefits) would be approximately $2,611,000 to Mr. Hoops, $1,170,000 to Mr. Folick, $920,000 to Mr. Stearns, $718,000 to Mr. Bowlus, $606,000 to Dr. Lyons and $598,000 to Mr. Wing.



COMPENSATION OF DIRECTORS



CASH COMPENSATION. Directors who are not full-time employees of PacifiCare receive, as compensation for their services, an annual retainer of $35,000, $1,200 for each PacifiCare Board of Directors meeting attended, $1,000 for each Board of Directors committee meeting attended and a telephone meeting fee equal to one-half the fee paid for a Board of Directors meeting or Board committee meeting, as the case may be. The Chairman of the Board, when not an employee or officer, receives $2,400 for attendance at meetings of the Board. Chairmen of committees receive $2,000 for each committee meeting attended. Directors are also reimbursed for usual and customary travel expenses. In 1996, the Board of Directors determined that each Director must own a minimum amount of PacifiCare's Common Stock. For Directors who do not own the required amount of Common Stock, the annual retainer is adjusted to assist such Directors in achieving such ownership levels. PacifiCare does not have a retirement plan for non-employee directors.



STOCK OPTION PLAN. Under PacifiCare's Amended 1996 Non-Officer Directors Stock Option Plan (the "Directors Plan"), non-officer Directors of PacifiCare who are not eligible to receive awards under the Employee Plan are automatically granted NQSOs to purchase 5,000 shares of Class B Common Stock on December 31 of each year; provided that, during the preceding 12 months, the director served on the Board of Directors and was not eligible to receive awards under the Employee Plan. The Directors Plan also provides for the automatic grant of NQSOs to purchase 10,000 shares of Class B Common Stock upon being elected to the Board of Directors. Currently, no more than 390,000 shares of Class B Common Stock are available for NQSOs under the Directors Plan.



The exercise price of the shares of Class B Common Stock subject to any NQSO granted under the Directors Plan is 100 percent of the fair market value of the underlying common stock on the date of grant. NQSOs granted under the Directors Plan vest in four cumulative annual installments of 25 percent of the shares of Class B Common Stock covered by each NQSO beginning on the first anniversary of the date of the grant.



NQSOs granted under the Directors Plan may not be exercised after the earlier of: (i) the expiration of 10 years and one day from the date the NQSO was granted; (ii) the expiration of one year from the time the optionee voluntarily ceases to serve as a director of PacifiCare; and (iii) the expiration of one year from the date an optionee ceases to serve as a director of PacifiCare by reason of disability or death. In addition, the Directors Plan provides for an automatic and immediate acceleration of the vesting of all NQSOs granted under the Directors Plan that have been held for at least six months upon the occurrence of a Change of Control (as defined in the Employee Plan).



During 1998, Messrs. Anderson, Beam, Burdge, Call, Carpenter, Leary, Pinckert, Reed and Ross and Ms. Smith were each granted NQSOs to purchase 5,000 shares of Class B Common Stock at a price of $79.50 per share under the Directors Plan.



Terry Hartshorn, Vice Chairman of the Board, receives grants of stock options under the Employee Plan. In 1998, Mr. Harthshorn was granted NQSOs to purchase 5,000 shares of Class B Common Stock at a price of $79.50 per share.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS



This table shows the names of those shareholders known to PacifiCare to be the beneficial owners (as defined under the Exchange Act) of more than five percent of PacifiCare's outstanding shares of Class A Common Stock as of March 15, 1999.



                                                                   AMOUNT AND
                                                                   NATURE OF            PERCENT
            NAME AND ADDRESS OF BENEFICIAL OWNER              BENEFICIAL OWNERSHIP      OF CLASS
            ------------------------------------              --------------------      --------
UniHealth(1)................................................       5,909,500              39.7%
3400 Riverside Drive
Burbank, CA 91505
Franklin Mutual Advisors, Inc. .............................       1,382,456(2)            9.3%
51 John F. Kennedy Parkway
Short Hills, NJ 07078
Wellington Management Company, LLP..........................       1,212,500(3)            8.1%
75 State Street
Boston, MA 02109
Capital Guardian Trust Company..............................       1,186,800(4)            8.0%
11100 Santa Monica Boulevard
Suite 1500
Los Angeles, CA 90025
United States Steel and Carnegie Pension Fund...............       1,184,262(5)            8.0%
767 Fifth Avenue
New York, NY 10153
Vanguard/Windsor Funds, Inc. -- Windsor Fund................       1,126,300(6)            7.6%
Post Office Box 2600
Valley Forge, PA 19482


---------------

(1) UniHealth is a California nonprofit public benefit corporation. Shares beneficially owned as of February 11, 1999 according to information provided by UniHealth.



(2) Number of shares beneficially owned as of January 26, 1999 according to a
    Schedule 13D filed with the Securities and Exchange Commission ("SEC").



(3) Number of shares beneficially owned as of December 31, 1998 according to
    Schedule 13G filed with the SEC.



(4) Number of shares beneficially owned as of February 8, 1999 according to a
    Schedule 13G filed with the SEC.



(5) Number of shares beneficially owned as of February 5, 1999 according to a
    Schedule 13G filed with the SEC.



(6) Number of shares beneficially owned as of February 10, 1999 according to a
    Schedule 13G filed with the SEC.

SECURITY OWNERSHIP OF MANAGEMENT



This table shows the number of shares of PacifiCare's Common Stock beneficially owned as of January 22, 1999, by: (1) each of the Directors of PacifiCare; (2) the NEOs (as defined herein); and (3) all Executive Officers (as defined in
Section 3b-7 of the Exchange Act) and Directors of PacifiCare as a group.



                                         AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(1)
                               -----------------------------------------------------------------
                                    CLASS A COMMON STOCK              CLASS B COMMON STOCK
                               -------------------------------   -------------------------------
                                NUMBER                  TOTAL     NUMBER                  TOTAL
                               OF SHARES    RIGHT TO     % OF    OF SHARES    RIGHT TO     % OF
  NAME OF BENEFICIAL OWNER       OWNED     ACQUIRE(2)   CLASS      OWNED     ACQUIRE(3)   CLASS
  ------------------------     ---------   ----------   ------   ---------   ----------   ------
Alan R. Hoops................   149,604      40,000      1.3%      94,469     185,500          *
Terry O. Hartshorn...........   123,056      40,000      1.1%      70,676      57,500          *
Jack R. Anderson(4)..........    48,091          --         *     556,898       2,500       1.8%
Craig T. Beam................       600          --         *         130       2,500          *
Richard M. Burdge, Sr.(5)....     2,688          --         *      87,293       2,500          *
Bradley C. Call..............       100          --         *          --       2,500          *
David R. Carpenter...........       700       6,900         *         300      18,650          *
Gary L. Leary................       636       6,900         *          --      18,650          *
Warren E. Pinckert II........       316       6,900         *         316      13,650          *
David A. Reed................       800          --         *         200       9,750          *
Lloyd E. Ross................        --       1,500         *       1,000      12,650          *
Jean Bixby Smith.............       575          --         *         425       5,750          *
Jeffrey M. Folick............     1,000          --         *       4,042     156,750          *
Robert B. Stearns............        --          --         *       1,000          --          *
Bradford A. Bowlus...........        --          --         *          --      15,625          *
Christopher P. Wing..........        --          --         *          --      16,375          *
Linda M. Lyons, M.D. ........       600          --         *          --      12,350          *
All other Executive
  Officers...................    11,305      30,000         *      65,844     289,605       1.2%
                                -------     -------               -------     -------
All Executive Officers and
  Directors as a group (29
  persons)...................   340,071     132,200      3.2%     882,593     822,805      10.9%
                                =======     =======               =======     =======


---------------

 *  Less than one percent of class.



(1) Information with respect to the beneficial ownership is based on information furnished to PacifiCare by each person in this table. Each shareholder included in the table has sole voting and dispositive power with respect to the shares of equity securities shown to be beneficially owned by the shareholder. Most of the shareholders included in this table reside in states having community property laws under which the spouse of the shareholder, in whose name the securities are registered, may be entitled to share in the management of their community property, which may include the right to vote or dispose of the shares of equity securities.



(2) These amounts reflect shares of Class A Common Stock that the individuals have the right to acquire by exercising stock options within 60 days after January 22, 1999.



(3) These amounts reflect shares of Class B Common Stock that the individuals have the right to acquire by exercising stock options within 60 days after January 22, 1999.



(4) Includes 8,683 shares of Class A Common Stock and 140,843 shares of Class B Common Stock held by Mr. Anderson's wife and 15,186 shares of Class A Common Stock and 216,866 shares of Class B Common Stock held by trusts of which Mr. Anderson's relatives are beneficiaries. Mr. Anderson disclaims beneficial ownership of these shares.



(5) Includes 15,610 shares of Class B Common Stock held by Mr. Burdge's wife and 2,688 shares of Class A Common Stock and 8,448 shares of Class B Common Stock held by trusts of which Mr. Burdge's relatives are beneficiaries. Mr. Burdge disclaims beneficial ownership of these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



PacifiCare and its subsidiaries purchased health care services from hospitals owned and managed by UniHealth totaling $24.5 million for the year ended December 31, 1998. UniHealth purchased health care coverage from PacifiCare and its subsidiaries in the amount of $1.8 million for the year ended December 31, 1998. Amounts receivable from UniHealth were $0.6 million at December 31, 1998.



Joseph S. Konowiecki, the Secretary and General Counsel of PacifiCare, is the sole shareholder of Joseph S. Konowiecki, a Professional Corporation, a California professional corporation, which is a partner of the law firm of Konowiecki & Rank LLP. PacifiCare purchased legal services from Konowiecki & Rank LLP in the amount of $7.1 million for the year ended December 31, 1998. The amount payable to Konowiecki & Rank LLP at December 31, 1998 was $0.6 million.



In connection with the relocation of Robert Stearns, PacifiCare extended a loan in the amount of $125,000 to Mr. Stearns. The loan bears interest at the Internal Revenue Service mandated rate and is being forgiven in a series of annual installments over a five-year period beginning June 14, 1998. If Mr. Stearns is terminated for cause or Mr. Stearns terminates his employment for reasons other than death or disability, Mr. Stearns will be obligated to repay the outstanding balance on the loan. As of December 31, 1998, the entire principal amount remained outstanding.

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


Date: April 1, 1999


Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                        NAME                                        TITLE                     DATE
                        ----                                        -----                     ----

                  /s/ ALAN R. HOOPS                    Chairman of the Board and Chief   April 1, 1999
-----------------------------------------------------    Executive Officer (Principal
                    Alan R. Hoops                             Executive Officer)

                /s/ ROBERT B. STEARNS                    Executive Vice President and    April 1, 1999
-----------------------------------------------------      Chief Financial Officer
                  Robert B. Stearns                     (Principal Financial Officer)

                /s/ MARY C. LANGSDORF                     Senior Vice President and      April 1, 1999
-----------------------------------------------------  Corporate Controller (Principal
                  Mary C. Langsdorf                          Accounting Officer)

                /s/ JACK R. ANDERSON                               Director              April 1, 1999
-----------------------------------------------------
                  Jack R. Anderson

                  /s/ CRAIG T. BEAM                                Director              April 1, 1999
-----------------------------------------------------
                    Craig T. Beam

                /s/ RICHARD M. BURDGE                              Director              April 1, 1999
-----------------------------------------------------
                  Richard M. Burdge

                 /s/ BRADLEY C. CALL                               Director              April 1, 1999
-----------------------------------------------------
                   Bradley C. Call

               /s/ DAVID R. CARPENTER                              Director              April 1, 1999
-----------------------------------------------------
                 David R. Carpenter

               /s/ TERRY O. HARTSHORN                     Vice Chairman of the Board     April 1, 1999
-----------------------------------------------------
                 Terry O. Hartshorn

                  /s/ GARY L. LEARY                                Director              April 1, 1999
-----------------------------------------------------
                    Gary L. Leary

                        NAME                                        TITLE                     DATE
                        ----                                        -----                     ----
              /s/ WARREN E. PINCKERT II                            Director              April 1, 1999
-----------------------------------------------------
                Warren E. Pinckert II

                  /s/ DAVID A. REED                                Director              April 1, 1999
-----------------------------------------------------
                    David A. Reed

                  /s/ LLOYD E. ROSS                                Director              April 1, 1999
-----------------------------------------------------
                    Lloyd E. Ross

                /s/ JEAN BIXBY SMITH                               Director              April 1, 1999
-----------------------------------------------------
                  Jean Bixby Smith

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