Form 10-Q
period 1999-03-31
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 1999-05-10
CIK 1027974

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _____________ TO _______________

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

       (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE) (714) 825-5200

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

      The number of shares of Class A Common Stock and Class B Common Stock outstanding at April 30, 1999 was approximately 14,800,000 and 30,800,000, respectively.

================================================================================

                         PACIFICARE HEALTH SYSTEMS, INC.

                                 FORM 10-Q INDEX

                                                                                                                 PAGE
                                           PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998..........................    1

     Condensed Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998........    2

     Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998........    3

     Notes to Condensed Consolidated Financial Statements......................................................    5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................    9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................................   19

                                            PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................................................   20

SIGNATURES.....................................................................................................   21

EXHIBITS.......................................................................................................   22

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                         PACIFICARE HEALTH SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            MARCH 31,        DECEMBER 31,
                                                                              1999              1998
                                                                           -----------       -----------
                                                                           (UNAUDITED)
                                                                               (IN THOUSANDS, EXCEPT
                                                                                  PER SHARE DATA)
                                ASSETS
Current assets:
   Cash and equivalents .............................................      $   247,587       $   724,636
   Marketable securities ............................................          901,299           875,553
   Receivables, net .................................................          322,932           275,955
   Prepaid expenses and other current assets ........................           28,845            24,979
   Deferred income taxes ............................................          137,839           132,452
                                                                           -----------       -----------
      Total current assets ..........................................        1,638,502         2,033,575
                                                                           -----------       -----------

Property, plant and equipment at cost, net ..........................          175,257           178,520
Marketable securities-restricted ....................................           85,695            82,660
Goodwill and intangible assets, net .................................        2,298,287         2,313,266
Other assets ........................................................           22,298            22,923
                                                                           -----------       -----------
                                                                           $ 4,220,039       $ 4,630,944
                                                                           ===========       ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Medical claims and benefits payable ..............................      $   671,000       $   645,300
   Accounts payable and accrued liabilities .........................          466,086           464,170
   Unearned premium revenue .........................................           62,961           509,859
   Long-term debt due within one year ...............................               57                87
                                                                           -----------       -----------

      Total current liabilities .....................................        1,200,104         1,619,416
                                                                           -----------       -----------

Long-term debt due after one year ...................................          575,004           650,006
Deferred income taxes ...............................................          118,664           112,056
Other liabilities ...................................................           11,427            11,015
Minority interest ...................................................              333               355
Shareholders' equity:
    Capital stock, $0.01 par value per share:
      Common stock:
        Class A, 100,000 shares authorized, voting: issued 14,880
         shares in 1999 and 1998 ....................................              149               149
        Class B, 100,000 shares authorized, non-voting: issued 31,555
         shares in 1999 and 31,506 shares in 1998 ...................              315               315
   Additional paid-in capital .......................................        1,633,257         1,624,619
   Accumulated other comprehensive income ...........................            1,148             7,359
   Retained earnings ................................................          723,592           649,608
   Treasury shares, at cost: Class A common, 42 shares and Class B
        common, 728 shares ..........................................          (43,954)          (43,954)
                                                                           -----------       -----------
      Total shareholders' equity ....................................        2,314,507         2,238,096
                                                                           -----------       -----------
                                                                           $ 4,220,039       $ 4,630,944
                                                                           ===========       ===========


                             See accompanying notes.

                         PACIFICARE HEALTH SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                    -----------------------------
                                                       1999              1998
                                                    -----------       -----------
                                                        (IN THOUSANDS, EXCEPT
                                                            PER SHARE DATA)
Revenue:
   Government premiums (Medicare and Medicaid)      $ 1,445,456       $ 1,396,522
   Commercial premiums .......................          977,433           960,898
   Other income ..............................           29,020            24,530
                                                    -----------       -----------
      Total operating revenue ................        2,451,909         2,381,950
                                                    -----------       -----------
Expenses:
Health care services:
   Government services .......................        1,257,131         1,210,049
   Commercial services .......................          796,789           798,452
                                                    -----------       -----------
      Total health care services .............        2,053,920         2,008,501
                                                    -----------       -----------
Marketing, general and administrative expenses          262,584           282,313
Amortization of goodwill and intangible assets           19,059            18,636
                                                    -----------       -----------
Operating income .............................          116,346            72,500
Net investment income ........................           20,201            25,304
Interest expense .............................          (10,293)          (17,518)
                                                    -----------       -----------
Income before income taxes ...................          126,254            80,286
Provision for income taxes ...................           52,270            38,940
                                                    -----------       -----------
Net income ...................................      $    73,984       $    41,346
                                                    ===========       ===========
Preferred dividends ..........................               --            (2,629)
                                                    -----------       -----------
Net income available to common shareholders ..      $    73,984       $    38,717
                                                    ===========       ===========
Basic earnings per share .....................      $      1.62       $      0.93
                                                    ===========       ===========
Diluted earnings per share ...................      $      1.61       $      0.90
                                                    ===========       ===========

                             See accompanying notes.

                         PACIFICARE HEALTH SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     -------------------------
                                                                       1999            1998
                                                                     ---------       ---------
                                                                          (IN THOUSANDS)
Operating activities:
   Net income .................................................      $  73,984       $  41,346
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
   Amortization of goodwill and intangible assets .............         19,059          18,636
   Depreciation and amortization ..............................          9,971          12,627
   Deferred income taxes ......................................          5,092           2,368
   Loss on disposal of property, plant and equipment and other           2,159              --
   Provision for doubtful accounts ............................           (106)            136
   Other noncash items ........................................            (22)            (22)
   Changes in assets and liabilities, net of effects from
     acquisitions and dispositions:
      Receivables, net ........................................        (46,871)        (25,134)
      Prepaid expenses and other assets .......................         (3,241)          1,325
      Medical claims and benefits payable .....................         25,700          (6,900)
      Accounts payable and accrued liabilities ................          4,167          33,017
      Unearned premium revenue ................................       (446,898)       (448,774)
                                                                     ---------       ---------
           Net cash flows used in operating activities ........       (357,006)       (371,375)
                                                                     ---------       ---------
Investing activities:
   Purchase of marketable securities, net .....................        (35,828)        (65,456)
   Purchase of property, plant and equipment ..................        (11,803)         (5,827)
   Purchase of marketable securities-restricted ...............         (3,035)        (11,607)
   Proceeds from the sale of property, plant and equipment ....          2,936              --
   Acquisitions, net of cash acquired .........................             --            (750)
                                                                     ---------       ---------
      Net cash flows used in investing activities .............        (47,730)        (83,640)
                                                                     ---------       ---------
Financing activities:
   Principal payments on long-term debt .......................        (75,032)            (41)
   Proceeds from borrowings of long-term debt .................             --          30,000
   Repurchase of common stock .................................             --         (23,338)
   Proceeds from issuance of common and treasury stock ........          2,719           6,042
   Preferred dividends paid ...................................             --          (2,629)
                                                                     ---------       ---------
      Net cash flows (used in) provided by financing activities        (72,313)         10,034
                                                                     ---------       ---------
Net decrease in cash and equivalents ..........................       (477,049)       (444,981)
Beginning cash and equivalents ................................        724,636         680,674
                                                                     ---------       ---------
Ending cash and equivalents ...................................      $ 247,587       $ 235,693
                                                                     =========       =========

                             See accompanying notes.
                          Table continued on next page.

                         PACIFICARE HEALTH SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                          -----------------------
                                                                            1999           1998
                                                                          --------       --------
                                                                               (IN THOUSANDS)
Supplemental cash flow information:
   Cash paid during the year for:
      Income taxes, net of refunds .................................      $ 41,628       $    360
      Interest .....................................................      $ 11,346       $ 16,086
Supplemental schedule of noncash investing and financing activities:
    Tax benefit associated with exercise of stock options ..........      $    376       $  2,216
    Stock-based compensation .......................................      $  5,543       $     32
Details of accumulated other comprehensive income:
   Change in marketable securities .................................      $(10,082)      $ (3,512)
   Less change in deferred income taxes ............................         3,871          1,351
                                                                          --------       --------
   Change in shareholders' equity ..................................      $ (6,211)      $ (2,161)
                                                                          ========       ========
Details of businesses acquired in purchase transactions:
   Fair value of assets acquired ...................................      $  4,080       $    750
   Liabilities assumed or created ..................................        (4,080)            --
                                                                          --------       --------
Cash paid for fair value of assets acquired ........................      $     --       $    750
                                                                          ========       ========

                             See accompanying notes.
                      Table continued from previous page.

                         PACIFICARE HEALTH SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

PacifiCare Health Systems, Inc. is one of the leading health care services companies in the United States, serving approximately 3.6 million members in the Medicare and commercial lines of business. Following the rules and regulations of the Securities and Exchange Commission ("SEC"), we have omitted footnote disclosures that would substantially duplicate the disclosures contained in the annual audited financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and the notes included in our December 31, 1998 Annual Report on Form 10-K/A, filed with the SEC in April 1999.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, needed to present fairly the financial results for these interim periods. The consolidated results of operations presented for the interim periods are not necessarily indicative of the results for a full year.

2.    ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS. In February 1999, we acquired approximately 15,000 commercial members in Texas for a $4.1 million purchase price. In February 1997 we acquired FHP International Corporation ("FHP"). See the 1997 Form 10-K for additional information.

DISPOSITIONS. On September 30, 1998, we sold our Utah health maintenance organization ("HMO") subsidiary. We guaranteed the buyer that the Utah HMO would have a minimum net equity of $10 million, based on the values of the Utah HMO's assets and liabilities as of September 30, 1998. We also extended a $700,000 subordinated loan to the Utah HMO to increase its statutory net equity. We sold all of the issued and outstanding shares of capital stock of the Utah HMO to the buyer for no other consideration. As of September 30, 1998, the Utah HMO served approximately 102,000 commercial and 19,000 government members. On October 31, 1998, we sold our workers' compensation subsidiary for $17 million. We recognized pretax charges of approximately $15 million ($8 million or $0.18 diluted loss per share, net of tax) for these dispositions.

PRO FORMA FINANCIAL STATEMENTS. The pro forma information below presents our consolidated results of operations as if the sale of the Utah HMO occurred on January 1, 1998. This information reflects our actual consolidated operating results before this transaction plus an adjustment for income taxes. Because the purchase of the Texas membership and the sale of the workers' compensation subsidiary were not material to our consolidated results of operations, these transactions were not included in the pro forma information below.

                                                                THREE MONTHS ENDED
                                                                  MARCH 31, 1998
                                                                ------------------
                                                                    (UNAUDITED)
       (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
       Total operating revenue..................................    $2,327,778
       Pretax income............................................       $87,629
       Net income...............................................       $45,738
       Basic earnings per share.................................         $1.03
       Diluted earnings per share...............................         $1.00

3.   LONG-TERM DEBT

We have a $1.5 billion credit facility under which we had $475 million in borrowings outstanding as of March 31, 1999. The terms of this facility require a mandatory step-down payment schedule if the principal balance exceeds certain thresholds. Because the March 31, 1999 balance of $475 million was below the threshold, no step-down payments are required until the final maturity date on January 1, 2002. Interest under the credit facility is variable and is presently based on the London Interbank Offering Rate ("LIBOR") plus a spread, except for $350 million of the outstanding balance that is covered by interest-rate swap agreements. The average fixed interest rate we pay on the existing swap agreements is approximately six percent. The terms of the credit facility contain various covenants, usual for financing of this type, including a minimum net worth requirement, a minimum fixed charge requirement, leverage ratios and limits on the amount

                         PACIFICARE HEALTH SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999
                                   (UNAUDITED)

of treasury stock we may purchase. At March 31, 1999, we were in compliance with all such covenants. We also have $100 million in senior notes outstanding that were assumed when we acquired FHP. These notes carry an interest rate of seven percent, are payable semiannually and mature on September 15, 2003.

4.   SHAREHOLDERS' EQUITY

In January 1998, our board of directors approved a plan to repurchase shares of our outstanding common stock. To date we have repurchased 784,000 shares of our Class A and B common stock, totaling $45 million. We have repurchased, and may continue to repurchase our outstanding common stock using cash flows from operations and additional borrowings under the credit facility. The terms of the credit facility permit us to repurchase up to $500 million of our outstanding common stock. Shares repurchased have been, and will be reissued for our employee benefit plans or for other corporate purposes. See Note 9 of the Notes to Condensed Consolidated Financial Statements.

In May 1998, we announced the redemption of our 10,517,044 shares of Series A preferred stock. Substantially all of the preferred shares were converted into 3,929,503 shares of Class B common stock as of the June 23, 1998 redemption date. During 1998, we paid approximately $5 million in dividends to our preferred shareholders.

5.   COMMITMENTS AND CONTINGENCIES

PROVIDER INSTABILITY AND INSOLVENCY. Provider insolvency reserves include write-offs of certain providers' uncollectable receivables and the estimated cost of unpaid health care claims normally covered by our capitation payments. Depending on state laws, we may be held liable for unpaid health care claims that were contractually the responsibility of the capitated provider. The balance of our provider insolvency reserve was $49 million at March 31, 1999 and $58 million at December 31, 1998. The net decrease in provider insolvency reserves consisted of $16 million in payments, primarily to Nevada providers, offset by an increase of $7 million in additional provider insolvency reserves. Provider insolvency costs totaled $7 million in the first quarter of 1999 and $6 million in the first quarter of 1998.

The majority of our insolvency reserves relate to specific providers, namely FPA Medical Management, Inc. and MedPartners Provider Network ("MPN"). However, our estimates also include reserves for potentially insolvent providers, where conditions indicate claims are not being paid or have slowed considerably. Based on information currently available, we believe that any liability in excess of amounts accrued would not materially affect our consolidated financial position. However, our evaluation of the likely impact of claims asserted against us could change in the future and an unfavorable outcome, depending on the amount and timing, could have a material effect on our results of operations or cash flows for a future quarter.

OPM. Our HMO subsidiaries have commercial contracts with the United States Office of Personnel Management ("OPM") to provide managed health care services to federal employees, annuitants and their dependents under the Federal Employee Health Benefits Program ("FEHBP"). In the normal course of business, OPM audits health plans with which it contracts mainly to verify that the premiums calculated and charged to OPM are established in compliance with the best price community rating guidelines established by OPM. OPM typically audits plans once every five or six years, and each audit covers the prior five or six year period. While the government's initial on-site audits are usually followed by a post-audit briefing in which the government indicates its preliminary results, final resolution and settlement of the audits have historically taken a minimum of three to five years. In connection with the sales of our health plans in New Mexico, Illinois and Utah, we have agreed to indemnify the buyers for potential OPM liabilities that relate to the years in which we owned these plans.

In addition to claims made by the OPM auditors as part of the normal audit process, OPM may also refer their results to the United States Department of Justice ("DOJ") for potential legal action under the False Claims Act. The DOJ has the authority to file a claim under the False Claims Act if it believes that the health plan knowingly overcharged the government or otherwise submitted false documentation or certifications. In False Claims Act actions, the government may impose trebled damages and a civil penalty of not less than $5,000 nor more than $10,000 for each separate alleged false claim. In November 1997, we were notified that the 1990 through 1995 audit of the operations of our Oklahoma HMO subsidiary had been referred to the DOJ. In the third quarter of 1998 we recorded an additional reserve of approximately $4 million ($2 million, or $0.04 diluted loss per share, net of tax) for potential OPM claims bringing the September 30, 1998 balance for the 1990-1995 audits to $17 million. In January 1999, we preliminarily agreed to settle the 1990-1995 Oklahoma OPM audits for $9 million. As a result of this

                         PACIFICARE HEALTH SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999
                                   (UNAUDITED)

settlement and other changes in estimate, we recognized a pretax OPM credit of $8 million ($4 million or $0.10 diluted income per share, net of tax) in the fourth quarter of 1998.

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

LEGAL PROCEEDINGS. In 1997, we were served with several purported class action suits alleging violations of federal securities laws by PacifiCare and by certain of our officers and directors. The complaints related to the period from the date of the FHP acquisition through our November 1997 announcement that earnings for the fourth quarter of 1997 would be lower than expected. These complaints primarily alleged that we previously omitted and/or misrepresented material facts with respect to our costs, earnings and profits. We have filed a motion to dismiss the entire complaint. No discovery has been taken, and all discovery has been stayed pending the resolution of our motion to dismiss. We believe we have good defenses to the claims in these suits and are contesting them vigorously.

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

6.  EARNINGS PER SHARE

We calculated the denominators for the computation of basic and diluted earnings per share as follows:

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                       --------------------
                                                                        1999         1998
                                                                       -------      -------
                                                                      (AMOUNTS IN THOUSANDS)
Shares outstanding at the beginning of the period ...............       45,616       41,995
Weighted average number of shares issued:
   Stock options exercised ......................................           16           58
   Treasury stock acquired, net of shares issued ................           --         (370)
                                                                       -------      -------
Denominator for basic earnings per share ........................       45,632       41,683
Employee stock options and other dilutive potential common shares          298          250
Assumed conversion of Series A preferred stock ..................           --        3,955
                                                                       -------      -------
Denominator for diluted earnings per share ......................       45,930       45,888
                                                                       =======      =======

7.  COMPREHENSIVE INCOME

Comprehensive income represents PacifiCare's net income plus changes in its equity, other than those changes resulting from investments by, and distributions to PacifiCare's shareholders. Such changes include unrealized gains or losses on our available-for-sale securities. PacifiCare's comprehensive income totaled $68 million for the three months ended March 31, 1999 and $39 million for the three months ended March 31, 1998.

                         PACIFICARE HEALTH SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999
                                   (UNAUDITED)

8.  FUTURE APPLICATION OF ACCOUNTING STANDARDS

DERIVATIVES. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at their fair value. The manner in which companies record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective for our consolidated financial statements beginning January 1, 2000, although early adoption is permitted. Based on current derivatives held, we believe that the adoption of this statement will not have a material impact to our consolidated financial position or results of operations.

9.  SUBSEQUENT EVENTS

At our next annual meeting, we will ask the holders of the Class A common stock and the Class B common stock to approve an amended and restated certificate of incorporation. If approved, the amended and restated certificate would combine and reclassify PacifiCare's Class A and Class B common stock into a single class of voting common stock. As of March 31, 1999, UniHealth Foundation ("UniHealth"), a non-profit public benefit corporation, owned approximately 40 percent of PacifiCare's outstanding shares of Class A common stock and approximately one percent of our Class B common stock. UniHealth has agreed to vote affirmatively for the amended and restated certificate subject to certain conditions. On May 4, 1999, we entered into a stock purchase agreement with UniHealth to repurchase the 5.9 million shares of Class A common stock currently held by UniHealth. The UniHealth shares will be purchased in a series of installments including one million share installments each in the third and fourth quarters of 1999. The purchase price for the UniHealth shares will equal the average fair value of the stock for the 30 trading days preceding a scheduled purchase date. PacifiCare is not required to buy if the stock price is greater than $120 per share and UniHealth is not required to sell if the stock price is less than $75 per share ($70 on the initial purchase date). In consideration for the agreements and covenants contained in the stock purchase agreement between us and UniHealth, including repurchasing the UniHealth shares and the vote in favor of the amended and restated certificate, we have agreed to pay UniHealth $60 million upon stockholder approval of the amended and restated certificate of incorporation. This payment will be made immediately following stockholder approval and will be recorded as a reduction of shareholders' equity.

                          PART I: FINANCIAL INFORMATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents HMO membership data by state and by consumer type as of the dates indicated.

                                     AT MARCH 31, 1999                            AT MARCH 31, 1998
                         ---------------------------------------      ---------------------------------------
Membership Data          Government     Commercial       Total        Government     Commercial       Total
---------------          ----------     ----------     ---------      ----------     ----------     ---------
Arizona ...........         83,300        103,500        186,800         88,700        111,100        199,800
California ........        611,200      1,657,000      2,268,200        605,900      1,578,000      2,183,900
Colorado ..........         65,400        292,700        358,100         53,400        293,800        347,200
Guam ..............             --         41,500         41,500             --         42,600         42,600
Nevada ............         22,300         40,200         62,500         24,400         44,200         68,600
Ohio ..............         18,900         43,900         62,800         14,000         48,700         62,700
Oklahoma ..........         27,300         87,600        114,900         26,500        101,500        128,000
Oregon ............         38,500        114,000        152,500         38,200        114,100        152,300
Texas .............         60,700        134,500        195,200         68,500        138,600        207,100
Utah (1) ..........             --             --             --         23,100        120,300        143,400
Washington ........         64,000         78,800        142,800         57,600         95,300        152,900
                         ---------      ---------      ---------      ---------      ---------      ---------
   Total membership        991,600      2,593,700      3,585,300      1,000,300      2,688,200      3,688,500
                         =========      =========      =========      =========      =========      =========

(1)  At March 31, 1998, Utah had approximately 10,500 Medicaid members.

                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                              --------------------
                                                              1999            1998
                                                              ----            ----
OPERATING STATISTICS
--------------------
Medical care ratio (health care services as a
 percentage of premium revenue):

   Consolidated............................................    84.8%          85.2%
   Government..............................................    87.0%          86.6%
   Commercial .............................................    81.5%          83.1%

Marketing, general and administrative expenses as a
 percent of operating revenue..............................    10.7%          11.9%

Operating income as a percent of operating revenue ........     4.7%           3.0%

Effective tax rate.........................................    41.4%          48.5%

                        THREE MONTHS ENDED MARCH 31, 1999
                                COMPARED WITH THE
                        THREE MONTHS ENDED MARCH 31, 1998


RESULTS OF OPERATIONS
---------------------

OVERVIEW. PacifiCare sells HMO and HMO-related products primarily to members in two groups: the Secure Horizons program for Medicare beneficiaries and the commercial programs for members of employer groups and individuals. Our specialty managed care HMOs and HMO-related products and services supplement our commercial programs. These include pharmacy benefit management, life and health insurance, behavioral health services, dental and vision services and Medicare+Choice management services.

Events significant to our business in 1999 include:

o The California Department of Corporations ("DOC") proposed settlement with Alabama-based MedPartners Inc. regarding its California subsidiary, MPN. MPN is a provider organization licensed by the DOC which arranges health care services to HMO members through arrangements between HMOs and health care providers, such as hospitals and physician groups. In March 1999, California regulators seized MPN and appointed a conservator to oversee MPN. The conservator placed MPN in bankruptcy. Under a proposed settlement, MedPartners, Inc. will agree to fund MPN's liabilities to its contracted and non-contracted providers in California. In addition, certain HMOs and hospitals, including PacifiCare, will loan MedPartners, Inc. up to $25 million. PacifiCare's loan will be approximately $10 million. MPN is one of PacifiCare's significant provider networks in California, covering approximately 380,000 members, or 12 percent of our total membership in California. See "Provider Insolvency Reserves," and "Liquidity and Capital Resources" below.

o A decision to seek stockholder approval for an amendment to our certificate of incorporation to reclassify and combine our Class A and Class B common stock into a single class of voting common stock. In addition, we agreed to repurchase approximately 5.9 million shares of our stock held by UniHealth. The amendment to our certificate of incorporation is expected to be approved at our 1999 Annual Stockholder Meeting. See Note 9 of the Notes to Condensed Consolidated Financial Statements and "Forward Looking Information."

The information below includes both the Medicare and Medicaid lines of business as part of the government program for the 1998 period presented.

MEMBERSHIP. Total membership decreased three percent to approximately 3.6 million members at March 31, 1999 from approximately 3.7 million members at March 31, 1998, with the majority of the decrease resulting from the disposition of Utah. Commercial membership decreased approximately four percent at March 31, 1999 as compared to the same period in the prior year due to:

o        Membership decreases resulting from the disposition of Utah; offset by

o Membership increases primarily in California due to increased sales efforts.

Government membership decreased approximately one percent at March 31, 1999 as compared to the same period in the prior year due to:

o        Membership decreases resulting from the disposition of Utah; offset by

o Membership increases due primarily to competitor exits in markets in which Secure Horizons will remain.

GOVERNMENT PREMIUMS. Government premiums increased four percent or $49 million for the three months ended March 31, 1999 as compared to the same period in the prior year due to:

o Increases of $52 million from premium rate increases that averaged approximately three percent;

o        Increases of $14 million from net membership increases (excluding
         Utah), due to competitors' exits in markets in which Secure Horizons will remain; offset by

o Decreases of $17 million from membership losses resulting from the disposition of Utah.

Government premium rate increases were higher than the published Health Care Financing Administration ("HCFA") rate increase due to changes in membership mix, higher retiree supplemental premiums and the exit of the Utah Medicaid business.

COMMERCIAL PREMIUMS. Commercial premiums increased two percent or $17 million for the three months ended March 31, 1999 as compared to the same period in the prior year. The net increase was a result of:

o Increases of $62 million from premium rate increases that averaged approximately seven percent;

o Increases of $3 million from net membership increases (excluding Utah), primarily in California; offset by

o Decreases of $36 million from membership losses resulting from the disposition of Utah; and

o Decreases of $12 million primarily from discontinued indemnity and workers' compensation products.

OTHER INCOME. Other income increased 18 percent for the three months ended March 31, 1999 compared to the same period in the prior year, primarily due to higher mail order distribution revenues from Prescription Solutions.

CONSOLIDATED MEDICAL CARE RATIO AND PROVIDER INSOLVENCY RESERVES. The consolidated medical care ratio (health care services as a percentage of premium revenue) declined for the three months ended March 31, 1999, compared to the same period in the prior year. The decrease was due to improved commercial pricing. Provider insolvency costs for the three months ended March 31, 1999 were comparable to the costs for the same period in the prior year. Provider insolvency reserves include the write-offs of the providers' uncollectable receivables and estimated cost of unpaid health care claims covered by our capitation payment. Depending on state law, we may be liable for unpaid health care claims that were the responsibility of the capitated provider.

GOVERNMENT MEDICAL CARE RATIO. The government medical care ratio for the three months ended March 31, 1999 increased compared to the prior year. This increase was primarily due to increases in capitation and pharmacy benefit enhancements for Secure Horizons members. These increases were partially offset by premium rate increases, decreases in non-capitated provider costs and improvements in pharmaceutical contracting and utilization management.

COMMERCIAL MEDICAL CARE RATIO. The commercial medical care ratio includes the specialty HMOs and indemnity insurance results. The commercial medical care ratio for the three months ended March 31, 1999 decreased due to the following:

o        A favorable premium pricing environment;

o        Sale of our Utah HMO and workers' compensation subsidiaries;

o        Improved provider contracts; and

o        Improved specialty product performance.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of operating revenue, marketing, general and administrative expenses decreased compared to the prior year because of:

o        The Utah disposition;

o        The introduction of new technologies;

o        The consolidation of our regional customer service operations; and

o        The realization of a full year of synergies from the FHP acquisition.

In 1998, we completed the consolidation of our regional customer service centers from 17 centers to five larger centers. We also implemented a claims imaging system which has improved our claims turnaround time and reduced claims processing costs. Marketing, general and administrative expenses for the quarter ended March 31, 1999 were comparable to the quarter ended December 31, 1998.

NET INVESTMENT INCOME. Net investment income decreased approximately 20 percent for the three months ended March 31, 1999 compared to the same period in the prior year due to fewer realized gains on sales of marketable securities and declining interest rates.

INTEREST EXPENSE. Interest expense decreased approximately 41 percent for the three months ended March 31, 1999 compared to the same period in the prior year due to continued repayment of our credit facility and declining interest rates.

PROVISION FOR INCOME TAXES. The effective income tax rate was 41.4 percent for the three months ended March 31, 1999, compared with 48.5 percent for the same period in the prior year. The rate declined significantly because:

o Nondeductible goodwill amortization was a smaller percentage of pretax income;

o We benefited from certain tax strategies, in particular the legal reorganization of the Company and its subsidiaries;

o The 1998 effective tax rate included an increase related to the dispositions of Utah and the workers' compensation subsidiaries; and

o 1999 investment strategies to date have resulted in an increase in tax-exempt earnings.

DILUTED EARNINGS PER SHARE. For the three months ended March 31, 1999, net income was $74 million or $1.61 diluted earnings per share. For the three months ended March 31, 1998, net income was $41 million or $.90 diluted earnings per share. The increase in income was due to:

          Diluted earnings per share - March 31, 1998           $0.90
          Improved operations:
             MG&A decreases                                       .25
             Commercial performance                               .23
             Other income performance, primarily pharmacy         .06
             Government performance                               .02
                                                                -----
               Total improved operations                         0.56
                                                                -----
          Interest income and expense, net                       0.03
          Income tax rate decrease                               0.12
                                                                -----
          Diluted earnings per share - March 31, 1999           $1.61
                                                                =====

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOWS. PacifiCare's consolidated cash, equivalents and marketable securities decreased to $1.1 billion at March 31, 1999 from $1.6 billion at December 31, 1998. The combined decrease in cash, equivalents and marketable securities occurred because the January 1999 Medicare payment from HCFA was prepaid in December 1998 and the April 1999 HCFA payment was paid in April 1999.

Cash flows from operations, excluding the impact of deferred revenue, were $90 million at March 31, 1999 and $77 million at March 31, 1998, and were primarily attributable to improvements in net income.

INVESTING ACTIVITIES. Net cash used in investing activities was $48 million at March 31, 1999 and $84 million at March 31, 1998. The decreases were mainly attributable to a decrease in purchases of marketable securities.

FINANCING ACTIVITIES. Financing activities used $72 million of cash in the quarter ended March 31, 1999, primarily because we paid $75 million on our credit facility during the quarter. Net cash provided by financing activities was $10 million for the three months ended March 31, 1998. Since the inception of the repurchase program through March 31, 1999, we had repurchased 784,000 shares of our Class A and Class B common stock for $45 million. During 1998, we borrowed $30 million under the credit facility to repurchase shares of our outstanding common stock, and as of March 31, 1998, we had repurchased 448,000 shares of our Class A and Class B common stock for an aggregate amount of $23 million. Cash received for the issuance of common stock provided $3 million in 1999 and $6 million in 1998. We paid approximately $3 million of preferred stock dividends in 1998. See Note 9 of the Notes to Condensed Consolidated Financial Statements.

OTHER BALANCE SHEET CHANGE EXPLANATIONS

RECEIVABLES, NET. Receivables, net increased by $47 million from December 31,1998 as follows:

o        $21 million increase in provider receivables;

o        $17 million increase in premium receivables; and

o        $9 million net increase in trade and other receivables.

We administer claims payments for some of our capitated providers. Claims paid in the first quarter exceeded capitation withheld, increasing provider receivables. Provider receivables created in the first quarter will be recovered through capitation withhold adjustments throughout the year.

Premium receivables increased $10 million for open enrollment, $4 million for FEHBP members and $3 million for Medicare premiums. Open enrollment increases are typical in the first quarter as membership information is gathered and reconciled. OPM will be paying a portion of the 1999 FEHBP premiums in a lump sum payment in the third quarter. Amounts earned for FEHBP members but not yet collected will continue to increase in the second quarter. We receive and reimburse retroactive Secure Horizons premiums as membership changes. At
March 31, 1999, our retroactive premiums collected in April 1999 increased compared to December 31, 1998 because of membership growth. Trade and other receivables increased primarily due to higher rebate receivables as a result of higher prescription drug utilization.

GOODWILL AND INTANGIBLE ASSETS, NET. Goodwill and intangible assets decreased by $15 million from 1998 as follows:

o        $19 million of goodwill and intangible amortization expense; offset by

o $4 million increase related to the acquisition of approximately 15,000 commercial members in Texas.

MEDICAL CLAIMS AND BENEFITS PAYABLE. Medical claims and benefits payable increased by $26 million from December 31, 1998 as follows:

o $21 million increase in claims payable, both our risk and claims administered on behalf of providers;

o        $20 million increase in provider capitation and incentive liabilities;
         offset by

o $9 million net decrease in provider insolvency reserves, consisting of $7 million in additional provisions and $16 million in payments, primarily to Nevada providers; and

o $6 million decrease in claims incurred but not yet reported, primarily due to Nevada providers shifting to capitated contracts on January 1, 1999.

The increase in claims payable was primarily due to increased monies withheld for claims administered on behalf of providers primarily in California, Colorado and Nevada. These increases were partially offset by decreases due to contract changes. The increase in provider capitation and incentive liabilities was primarily caused by higher capitation liabilities due to membership retroactivity and premium increases from open enrollment. These increases were partially offset by decreases due to incentive payments to providers.

MATERIAL COMMITMENTS. On May 4, 1999, we committed to repurchase approximately
5.9 million of our shares of common stock from UniHealth in installments during 1999 through February 2001. In addition, we committed to pay UniHealth $60 million upon receipt of stockholder approval of the amended and restated certificate of incorporation. If the stockholders approve the amended certificate, then we expect to repurchase up to 2,000,000 shares during 1999 at a price equal to the average closing price for the 30 trading days preceding the repurchase. We expect to use internally generated funds for the $60 million payment and the initial stock purchase.

NEW ACCOUNTING PRONOUNCEMENTs. See Note 8 of the Notes to Condensed Consolidated Financial Statements for a discussion of future application of accounting standards.

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

DILUTED EARNINGS PER SHARE. We estimate that 1999 diluted earnings per share will be 40 to 45 percent greater than 1998 diluted earnings per share of $4.40. The drivers of this growth are discussed below.

MEMBERSHIP. We expect government membership to increase three to four percent by December 31, 1999 compared to December 31, 1998. We plan to expand our membership retention programs and target group retiree members in our existing markets. We also expect membership increases as competitors exit markets in which Secure Horizons will remain. These increases will be partially offset by our exit from certain rural markets.

We expect commercial membership for the year ended December 31, 1999 to increase two to four percent compared to 1998. The majority of the growth will be in California where we plan to focus our marketing efforts on membership renewal and national accounts.

MEMBERSHIP RISK FACTORS. An unforeseen loss of profitable membership could have an effect on our financial position, results of operations and cash flows. Factors that could contribute to the loss of membership include:

o        Failure to obtain new customers or retain existing customers;

o        The effect of premium increases and benefit changes;

o        Reductions in work force by existing customers;

o        Negative publicity and news coverage;

o        Inability of marketing and sales plans to attract new customers; or

o        The loss of key executives or key employees.

PREMIUMS. For 1999, we expect premium increases in both the commercial and Medicare lines of business. We expect a HCFA premium rate increase of between three and four percent in January 2000. Additionally, our emphasis continues to be on renewing commercial employer contracts with price increases sufficient to maintain or improve margin performance. The price increases in our commercial product line are expected to range from zero to 12 percent depending upon employer size, benefit design, geographic market and other factors. While we expect to increase commercial premiums without experiencing significant membership losses, we could experience membership losses as a result.

OTHER INCOME. In 1999, we expect other income to be higher than 1998 because of higher revenues from Prescription Solutions.

HEALTH CARE PROVIDER CONTRACTS. Our profitability depends, in part, on our ability to control health care costs while providing quality care. The profitability and the success of our business strategy also depends on our ability to attract and retain a network of qualified health care providers in each geographic area we serve. To that end, we expect to make increased capitation payments to various providers during the latter half of the year. Maintaining capitated arrangements with solvent providers, especially in the Nevada market, will be important to improving 1999 results of operations. Securing cost-effective contracts with existing and new physician groups has become more difficult due to increased competition. Failure to secure cost-effective contracts may result in a loss in membership or a higher medical care ratio. Additionally, the negotiation of provider contracts may be impacted by unfavorable state and federal legislation and regulation discussed below. Our inability to contract with providers, loss of contracts with providers, inability of providers to provide adequate care, or insolvency of providers could materially affect us. Based on current information, we believe that our contingency plans are adequate to cover the potential impact of contract terminations.

We continue to evaluate the financial stability of our providers, focusing on providers with significant membership in key geographic areas and providers that have been identified as a poor risk. We are also seeking to improve our performance in 1999 by taking steps to minimize our risk associated with providers. We believe that the March 31, 1999 provider insolvency reserves are adequate to cover the cost of health care services rendered through March 1999 that may not be paid by insolvent or unstable providers. We believe our contingency plans for shifting the membership or assisting the provider to obtain and maintain stability are adequate to cover the risk. We have and may continue to incur additional costs as a result of entering into new contracts. The effect of these risks and the need for additional provider reserves could have a material effect on our results of operations or cash flows. We believe, however, that such reserves would not materially affect our consolidated financial position.

GOVERNMENT MEDICAL CARE RATIO. We expect the 1999 government medical care ratio to increase 60 to 100 basis points from 1998. Changes in premium mix, increases in capitation for contracts not yet renegotiated and higher pharmacy costs, due primarily to benefit enhancements, will increase the medical care ratio. These will be partially offset by premium rate increases, recontracting efforts in Nevada and California, improvements in pharmaceutical contracting and utilization management and our exit of rural markets in certain states plus the disposition of Utah.

COMMERCIAL MEDICAL CARE RATIO. In 1999, we expect the commercial medical care ratio to improve from 1998. We expect improvements as we continue to implement premium increases, renegotiate provider contracts and implement capitated contracts. Moreover, higher premium rates offered during the summer renewal period should continue to result in the elimination of some high medical care ratio business. Improvements may be partially offset by increases in capitation, pharmacy drug costs and provider payments that we expect to pay in the latter part of the year.

MEDICAL CARE RATIO RISK FACTORS. The government and commercial medical care ratio expectations discussed above could be affected by various uncertainties, including:

o Medical and prescription drug costs that are rising faster than premium increases;

o        Increases in utilization and costs of medical services;

o        The effect of actions by competitors or groups of providers; or

o Termination of provider contracts, provider insolvency or renegotiation of such contracts at less cost-effective rates or terms of payment.

MARKETING, GENERAL AND ADMINISTRATIVE SUPPORT. In 1999, marketing, general and administrative expenses as a percentage of operating revenue are expected to decline because we expect to realize continued efficiencies from the FHP acquisition and new technologies that are implemented. California's final conversion from FHP information systems to PacifiCare systems was completed in June 1998, so 1999 will be the first full year of integrated operations. The need for additional advertising, marketing, administrative, or management information systems expenditures, and the inability of marketing and sales plans to attract new customers, could impact marketing, general and administrative expenses.

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

EFFECTIVE TAX RATE. The 1998 effective tax rate was 47.5 percent. We expect the 1999 effective tax rate to be between 41 and 42 percent because:

o Nondeductible goodwill amortization is expected to be a smaller percentage of pretax income. As a result, the effective tax rate will decrease by approximately one to two percent.

o A full year's benefit of certain tax strategies, in particular the legal reorganization of the Company and its subsidiaries, will be realized in 1999. These tax strategies are expected to reduce the effective tax rate by two to three percent.

o The 1998 effective tax rate included a more than one percent increase related to the dispositions of Utah and the workers' compensation subsidiary. This is not expected to reoccur.

o 1999 investment strategies to date have resulted in an increase in tax-exempt earnings, which are expected to decrease the effective tax rate on a year to date basis by approximately one percent.

There can be no assurance that these tax strategies will be successful, that pretax income will increase as projected or that future business decisions will not impact the current effective tax rate.

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

The Year 2000 compliance program includes the following phases for our internal systems, which are listed in logical order, but are being addressed concurrently as appropriate:

o Awareness and Communication. We have undertaken an ongoing company-wide communication and education effort to ensure that there is a clear understanding of the Year 2000 problem and associated risks.

o Inventory and Assessment. We have completed a company-wide inventory of all internal computer information systems and their components, including infrastructure equipment and hardware, software applications and information supply chains. Through the inventory, we have assessed the business risks and Year 2000 compliance status of each system component. For components that are not Year 2000 compliant, a preliminary remediation plan has been developed that includes the Year 2000 remediation, action required and the time and resources needed to accomplish it. We have established priorities based on the relative business critical function of each system component.

o Remediation, Testing, and Certification. We are in the process of testing each computer information system and component for Year 2000 compliance, using industry standards. If actual test results are acceptable, we certify the tested system or component as Year 2000 compliant. If the test identifies any issues, we take steps to correct the system or component and then retest the corrected system or component as necessary to achieve certified compliance. To date, we have tested and certified as Year 2000 compliant 95 percent of our internal systems and components other than the FHP core system described below. We expect to complete testing of all internal systems (except the FHP core systems) by June 30, 1999.

o Implementation and Close. There will be a final review and confirmation that the remediated systems and components have met all Year 2000 compliance objectives.

The program incorporates a regular reporting process, which helps us to monitor and measure our progress toward Year 2000 compliance against defined goals. Through this reporting process we can focus resources on any Year 2000 issue as necessary.

When our Year 2000 compliance program was first established in 1996, we focused on existing systems and did not contemplate acquisitions of other companies. These core computing programs became Year 2000 compliant in 1998. Prior to 1999 the total cost to make our pre-FHP core computing information systems Year 2000 compliant was approximately $6 million. Amounts spent during the first quarter of 1999 are insignificant.

With the February 1997 FHP acquisition, we originally expected the Arizona, Colorado, Nevada and Ohio HMOs to shift to our pre-FHP core computing information systems throughout 1998 and 1999 as providers moved to delegated capitation arrangements. In the second quarter of 1998, we determined that while we had successfully moved some of these providers to capitation arrangements, the provider networks did not have sufficient infrastructure to administer the claims under a fully delegated capitated arrangement. We concluded that our HMOs in these states will need to continue to administer claims on behalf of providers. Because the claims-based FHP core systems function more effectively than our core computing systems for claims administration on behalf of non-delegated delivery systems, we decided to maintain the FHP systems. As a result, the scope of our Year 2000 compliance activities was expanded to include the FHP computer system. We have a detailed project plan for modifying the FHP systems to be Year 2000 compliant in phases during 1999. Based upon an outside consultant's recommendations and internal analysis, we estimate that the total cost to make the FHP systems Year 2000 compliant ranges from $5 to $9 million. Through March 31, 1999, our costs for remedying the FHP systems have been approximately $1 million. Prior to 1999, our costs incurred were approximately $2 million.

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

OFFICE OF PERSONNEL MANAGEMENT CONTINGENCIES. OPM generally audits health plans which it contracts with every five or six years. We currently have several audits with OPM that are in various stages. We intend to negotiate with OPM and DOJ on all unresolved matters to attain a mutually satisfactory result. We cannot assure that the negotiations will conclude satisfactorily, or that there will not be additional liability upon completion of the audits. However, we believe that any ultimate liability in excess of amounts already set aside would not materially affect our consolidated financial position. The liability, if material, could have an effect on results of operations or cash flows of a future quarter.

LIQUIDITY AND CAPITAL RESOURCES. Additional borrowings on our credit facility may be necessary if:

o We pay UniHealth $60 million in consideration for their affirmative vote on the reclassification, their agreement to allow PacifiCare to purchase its shares and the other agreements contained in the stock purchase agreement;

o We repurchase additional shares of outstanding stock, including the repurchase of approximately 5.9 million shares held by UniHealth;

o HCFA and OPM are unable to remit funds as a result of Year 2000 compliance issues; and

o        We have additional risk-based capital requirements.

Subject to approval of the transaction, PacifiCare will repurchase UniHealth shares on the following dates and in the following installments:

                                                                 AGGREGATE
                                              PER SHARE       REPURCHASE PRICE
                                             ------------     ----------------
APPROXIMATE PURCHASE DATE       SHARES       LOW     HIGH     LOW         HIGH
-------------------------       ------       ---     ----     ---         ----
                                                                (IN MILLIONS)
August, 1999                   1,000,000     $70     $120     $70         $120
November 15, 1999              1,000,000     $75     $120      75          120
February 15, 2000                750,000     $75     $120      56           90
May 15, 2000                     750,000     $75     $120      56           90
August 15, 2000                  750,000     $75     $120      56           90
November 15, 2000                750,000     $75     $120      56           90
February 15, 2001                909,500     $75     $120      68          109
                               ---------                     ----         ----
  Repurchase shares            5,909,500                      437          709
One time payment                                               60           60
                               ---------                     ----         ----
Total payment range            5,909,500                     $497         $769
                               =========                     ====         ====

We have a $1.5 billion credit facility under which we had $475 million in borrowings outstanding as of March 31, 1999. The terms of our credit facility permit us to repurchase up to $500 million of our outstanding common stock. Depending on the repurchase prices of the UniHealth shares and other repurchases of our common stock, PacifiCare may need to obtain an amendment under the credit facility. If an amendment cannot be obtained, PacifiCare would be required to negotiate a new credit facility.

Should the credit facility be drawn, we could be subject to earlier mandatory reductions of the outstanding balance. Our ability to repay amounts owed under the credit facility and other long-term debt will also depend on cash receipts from our subsidiaries' restricted cash reserves. These subsidiary receipts represent cash dividends by the subsidiaries to us. Nearly all of the subsidiaries are subject to HMO regulations or insurance regulations and may be subject to substantial supervision by one or more HMO or insurance regulators. Subsidiaries subject to regulation must meet or exceed various capital standards imposed by HMO or insurance regulations, which may from time to time impact the amount of funds the subsidiaries can pay to us. Additionally, from time to time, we advance funds in the form of a loan or capital contribution to our subsidiaries to assist them in satisfying federal or state financial requirements. If a federal or state regulator has concerns about the financial position of a subsidiary, a regulator may impose additional financial requirements on the subsidiary, which may require additional funding from us. We believe that cash flows from operations, existing cash equivalents, marketable securities and other financing sources will be sufficient to meet the requirements of the credit facility, our business and the UniHealth transaction.

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

LEGISLATION AND REGULATION. Federal and state legislation and regulation significantly affect us. Almost 59 percent of our revenue, and an even greater percentage of our profit, comes from our government programs, the majority of which is Medicare business. Changes in state and federal legislation or regulation could cause actual results to differ materially from the expected results discussed throughout this document. Changes that could effect us materially include:

o        Limitations on premium levels;

o Increases in minimum capital and reserves and other financial viability requirements;

o Prohibition or limitation of capitated arrangements or provider financial incentives;

o Benefit mandates (including mandatory length of stay and emergency room coverage, many of which become effective in 1999);

o Limitations on the ability to manage care and utilization of any willing provider and direct access laws; and

o Adoption on the federal and/or state level of legislation that holds HMOs liable for malpractice.

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

                          PART I: FINANCIAL INFORMATION

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal objective of our asset/liability management activities is to maximize net investment income, while managing levels of interest rate risk and facilitating our funding needs. Our net investment income and interest expense are subject to the risk of interest rate fluctuations. To mitigate the impact of fluctuations in interest rates, we manage the structure of the maturity of debt investments and derivatives. We use derivative financial instruments, primarily interest rate swaps, with maturities that correlate to balance sheet financial instruments. This results in a modification of existing interest rates to levels deemed appropriate based on our current economic outlook.

                           PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         No changes.

ITEM 2:  CHANGES IN SECURITIES

         None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5:  OTHER INFORMATION

         None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         a)    Exhibit Index

               Exhibit 15   Letter re:  Unaudited Interim Financial Information

               Exhibit 20   Independent Accountants' Review Report

               Exhibit 27   Financial Data Schedule (filed electronically)

         b) We did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         PACIFICARE HEALTH SYSTEMS, INC.
                                  (Registrant)



Date:      May 7, 1999              By:      /s/       ALAN R. HOOPS
         ---------------                     -------------------------------
                                                       Alan R. Hoops
                                                 Chairman of the Board and
                                                  Chief Executive Officer



Date:      May 7, 1999              By:     /s/      ROBERT B. STEARNS
         ---------------                    ----------------------------------
                                                     Robert B. Stearns
                                                 Executive Vice President
                                                and Chief Financial Officer

                                 EXHIBIT INDEX


       Exhibit 15   Letter re:  Unaudited Interim Financial Information

       Exhibit 20   Independent Accountants' Review Report

       Exhibit 27   Financial Data Schedule (filed electronically)