Form 10-Q
period 1999-06-30
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 1999-08-12
CIK 1027974

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ___________ TO ___________


                        COMMISSION FILE NUMBER 000-21949


                         PACIFICARE HEALTH SYSTEMS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                          95-4591529
 -------------------------------                        ----------------------
 (STATE OR OTHER JURISDICTION OF                            (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NUMBER)


               3120 LAKE CENTER DRIVE, SANTA ANA, CALIFORNIA 92704
--------------------------------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)


       (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE) (714) 825-5200

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of common stock outstanding at July 31, 1999 was approximately 45,910,000.

                         PACIFICARE HEALTH SYSTEMS, INC.

                                   FORM 10-Q

                                     INDEX

                                                                                                                  PAGE
                                                                                                                  ----
                                           PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998.......................     1

         Condensed Consolidated Statements of Operations for the three months ended June 30, 1999 and 1998.....     2

         Condensed Consolidated Statements of Operations for the six months ended June 30, 1999 and 1998.......     3

         Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998.......     4

         Notes to Condensed Consolidated Financial Statements..................................................     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................    11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................................    22

                                            PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.................................................................................    23

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................    23

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................................................    24

SIGNATURES.....................................................................................................    25

EXHIBITS.......................................................................................................    26

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                         PACIFICARE HEALTH SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   JUNE 30,
                                                                     1999           DECEMBER 31,
                                                                  (UNAUDITED)          1998
                                                                  -----------       ------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 ASSETS

Current assets:
   Cash and equivalents ....................................      $   251,194       $   724,636
   Marketable securities ...................................          958,560           875,553
   Receivables, net ........................................          309,450           275,955
   Prepaid expenses and other current assets ...............           32,864            24,979
   Deferred income taxes ...................................          134,107           132,452
                                                                  -----------       -----------
      Total current assets .................................        1,686,175         2,033,575
                                                                  -----------       -----------
Property, plant and equipment at cost, net .................          168,782           178,520
Marketable securities-restricted ...........................           83,222            82,660
Goodwill and intangible assets, net ........................        2,279,881         2,313,266
Other assets ...............................................           23,772            22,923
                                                                  -----------       -----------
                                                                  $ 4,241,832       $ 4,630,944
                                                                  ===========       ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Medical claims and benefits payable .....................      $   710,300       $   645,300
   Accounts payable and accrued liabilities ................          430,523           464,170
   Unearned premium revenue ................................           58,779           509,859
   Long-term debt due within one year ......................               21                87
                                                                  -----------       -----------
      Total current liabilities ............................        1,199,623         1,619,416
                                                                  -----------       -----------
Long-term debt due after one year ..........................          575,000           650,006
Deferred income taxes ......................................          118,846           112,056
Other liabilities ..........................................           14,538            11,015
Minority interest ..........................................              333               355
Stockholders' equity:
   Common stock, $0.01 par value; 200,000 shares authorized;
    issued 46,802 shares in 1999 and 46,386 shares in 1998 .              468               464
   Additional paid-in capital ..............................        1,597,356         1,624,619
   Accumulated other comprehensive income (loss) ...........          (12,871)            7,359
   Retained earnings .......................................          792,493           649,608
   Treasury stock, at cost; 770 shares .....................          (43,954)          (43,954)
                                                                  -----------       -----------
      Total stockholders' equity ...........................        2,333,492         2,238,096
                                                                  -----------       -----------
                                                                  $ 4,241,832       $ 4,630,944
                                                                  ===========       ===========


                             See accompanying notes.

                         PACIFICARE HEALTH SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                               JUNE 30,
                                                    -----------------------------
                                                        1999              1998
                                                    -----------       -----------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
   Government premiums (Medicare and Medicaid)      $ 1,444,823       $ 1,406,509
   Commercial premiums .......................          982,667           961,088
   Other income ..............................           27,257            28,662
                                                    -----------       -----------
      Total operating revenue ................        2,454,747         2,396,259
                                                    -----------       -----------
Expenses:
Health care services:
   Government services .......................        1,263,762         1,210,407
   Commercial services .......................          799,701           804,651
                                                    -----------       -----------
      Total health care services .............        2,063,463         2,015,058
                                                    -----------       -----------
Marketing, general and administrative expenses          265,628           275,664
Amortization of goodwill and intangible assets           18,809            19,265
                                                    -----------       -----------
Operating income .............................          106,847            86,272
Net investment income ........................           20,242            23,850
Interest expense .............................           (9,512)          (16,913)
                                                    -----------       -----------
Income before income taxes ...................          117,577            93,209
Provision for income taxes ...................           48,676            44,338
                                                    -----------       -----------
Net income ...................................      $    68,901       $    48,871
                                                    ===========       ===========
Preferred dividends ..........................               --            (2,630)
                                                    -----------       -----------
Net income available to common stockholders ..      $    68,901       $    46,241
                                                    ===========       ===========
Basic earnings per share .....................      $      1.50       $      1.10
                                                    ===========       ===========
Diluted earnings per share ...................      $      1.49       $      1.06
                                                    ===========       ===========


                             See accompanying notes.

                         PACIFICARE HEALTH SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                    -----------------------------
                                                       1999              1998
                                                    -----------       -----------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
   Government premiums (Medicare and Medicaid)      $ 2,890,279       $ 2,803,031
   Commercial premiums .......................        1,960,100         1,921,986
   Other income ..............................           56,277            53,192
                                                    -----------       -----------
      Total operating revenue ................        4,906,656         4,778,209
                                                    -----------       -----------
Expenses:
Health care services:
   Government services .......................        2,520,893         2,420,456
   Commercial services .......................        1,596,490         1,603,103
                                                    -----------       -----------
      Total health care services .............        4,117,383         4,023,559
                                                    -----------       -----------
Marketing, general and administrative expenses          528,212           557,977
Amortization of goodwill and intangible assets           37,868            37,901
                                                    -----------       -----------
Operating income .............................          223,193           158,772
Net investment income ........................           40,443            49,154
Interest expense .............................          (19,805)          (34,431)
                                                    -----------       -----------
Income before income taxes ...................          243,831           173,495
Provision for income taxes ...................          100,946            83,278
                                                    -----------       -----------
Net income ...................................      $   142,885       $    90,217
                                                    ===========       ===========
Preferred dividends ..........................               --            (5,258)
                                                    -----------       -----------
Net income available to common stockholders ..      $   142,885       $    84,959
                                                    ===========       ===========
Basic earnings per share .....................      $      3.12       $      2.03
                                                    ===========       ===========
Diluted earnings per share ...................      $      3.10       $      1.96
                                                    ===========       ===========


                             See accompanying notes.

                         PACIFICARE HEALTH SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                          -------------------------
                                                                             1999             1998
                                                                          ---------       ---------
                                                                                (IN THOUSANDS)
Operating activities:
   Net income ......................................................      $ 142,885       $  90,217
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Amortization of goodwill and intangible assets ..................         37,868          37,901
   Depreciation and amortization ...................................         20,522          25,292
   Deferred income taxes ...........................................         16,439           6,058
   Loss on disposal of property, plant and equipment and other .....          3,233             679
   Provision for doubtful accounts .................................            368           1,174
   Other noncash items .............................................            (22)            (20)
   Changes in assets and liabilities, net of effects from
    acquisitions and dispositions:
      Receivables, net .............................................        (33,863)         (6,343)
      Prepaid expenses and other assets ............................         (8,734)          8,152
      Medical claims and benefits payable ..........................         65,000         (51,000)
      Accounts payable and accrued liabilities .....................        (18,068)         70,581
      Unearned premium revenue .....................................       (451,080)       (452,310)
                                                                          ---------       ---------
        Net cash flows used in operating activities ................       (225,452)       (269,619)
                                                                          ---------       ---------
Investing activities:
   Purchase of marketable securities, net ..........................       (114,540)        (69,253)
   Purchase of property, plant and equipment .......................        (24,169)        (18,176)
   Proceeds from the sale of property, plant and equipment .........         10,152              --
   Acquisitions ....................................................         (4,483)           (750)
   Purchase of marketable securities-restricted ....................           (562)        (15,411)
                                                                          ---------       ---------
        Net cash flows used in investing activities ................       (133,602)       (103,590)
                                                                          ---------       ---------
Financing activities:
   Principal payments on long-term debt ............................        (75,072)       (230,079)
   Common stock reclassification payments to UniHealth and others ..        (61,920)             --
   Proceeds from issuance of common and treasury stock .............         22,604          11,827
   Proceeds from borrowings of long-term debt ......................             --          30,000
   Repurchase of common stock ......................................             --         (23,338)
   Preferred dividends paid ........................................             --          (5,258)
   Redemption of preferred stock ...................................             --            (410)
                                                                          ---------       ---------
        Net cash flows used in financing activities ................       (114,388)       (217,258)
                                                                          ---------       ---------
Net decrease in cash and equivalents ...............................       (473,442)       (590,467)
Beginning cash and equivalents .....................................        724,636         680,674
                                                                          ---------       ---------
Ending cash and equivalents ........................................      $ 251,194       $  90,207
                                                                          =========       =========


                             See accompanying notes.
                          Table continued on next page.

                         PACIFICARE HEALTH SYSTEMS, INC.

                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                          -------------------------
                                                                             1999             1998
                                                                          ---------       ---------
                                                                                (IN THOUSANDS)
Supplemental cash flow information:
Cash paid during the year for:
      Income taxes, net of refunds .................................      $  77,922       $   2,083
      Interest .....................................................      $  18,018       $  31,127
Supplemental schedule of noncash investing and financing activities:
    Tax benefit associated with exercise of stock options ..........      $   4,943       $   4,133
    Stock-based compensation .......................................      $   7,113       $     588
Details of accumulated other comprehensive income:
   Change in marketable securities .................................      $ (31,533)      $  (2,790)
   Less change in deferred income taxes ............................         11,303           1,187
                                                                          ---------       ---------
   Change in stockholders' equity ..................................      $ (20,230)      $  (1,603)
                                                                          =========       =========
Details of businesses acquired in purchase transactions:
   Fair value of assets acquired ...................................      $   4,483       $     750
   Liabilities assumed or created ..................................             --              --
                                                                          ---------       ---------
Cash paid for fair value of assets acquired ........................      $   4,483       $     750
                                                                          =========       =========


                             See accompanying notes.
                      Table continued from previous page.

                         PACIFICARE HEALTH SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

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

2.   ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS. In June 1999, we entered into a definitive agreement to purchase a health plan in Colorado with approximately 38,000 members. We plan to close the transaction later in 1999, upon regulatory approval and after completion of normal closing conditions. In February 1999, we acquired approximately 15,000 commercial members in Texas for a $4.1 million purchase price. In February 1997, we acquired FHP International Corporation ("FHP"). See the 1997 Form 10-K for additional information.

DISPOSITIONS. On September 30, 1998, we sold our Utah health maintenance organization ("HMO") subsidiary. We guaranteed the buyer that the Utah HMO would have a minimum net equity of $10 million, based on the values of the Utah HMO's assets and liabilities as of September 30, 1998. We also extended a $700,000 subordinated loan to the Utah HMO to increase its statutory net equity. We sold all of the issued and outstanding shares of capital stock of the Utah HMO to the buyer for no other consideration. As of September 30, 1998, the Utah HMO served approximately 102,000 commercial and 19,000 government members. On October 31, 1998, we sold our workers' compensation subsidiary for $17 million. We recognized pretax charges of approximately $15 million ($8 million or $0.18 diluted loss per share, net of tax) for these dispositions in the third quarter of 1998.

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

                                                                          THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                             JUNE 30, 1998          JUNE 30, 1998
                                                                          ------------------      ----------------
      (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                        (UNAUDITED)            (UNAUDITED)
      Total operating revenue.............................................    $2,343,749             $4,671,527
      Pretax income.......................................................       $96,336               $183,965
      Net income..........................................................       $50,741                $96,479
      Basic earnings per share............................................         $1.14                  $2.18
      Diluted earnings per share..........................................         $1.10                  $2.10

3.   LONG-TERM DEBT

We have a $1.5 billion credit facility. The terms of this facility require a mandatory step-down payment schedule if the principal balance exceeds certain thresholds. Because the June 30, 1999 balance of $475 million was below the threshold, no step-down payments are required until the final maturity date on January 1, 2002. Interest under the credit facility is variable and is presently based on the London Interbank Offering Rate ("LIBOR") plus a spread, except for $350 million of the outstanding balance that is covered by interest-rate swap agreements. The average fixed interest rate we pay on the existing swap agreements is approximately six percent. The terms of the credit facility contain various covenants, usual for financing

                         PACIFICARE HEALTH SYSTEMS, INC.

                                  JUNE 30, 1999
                                   (UNAUDITED)


of this type, including a minimum net worth requirement, a minimum fixed charge requirement, leverage ratios and limits on the amount of treasury stock we may purchase. At June 30, 1999, we were in compliance with all such covenants. We also have $100 million in senior notes outstanding that were assumed when we acquired FHP. These notes carry an interest rate of seven percent, are payable semiannually and mature on September 15, 2003.

4.   STOCKHOLDERS' EQUITY

RECLASSIFICATION OF COMMON STOCK. At our June 24, 1999 annual meeting, our Class A and Class B common stockholders, including UniHealth Foundation ("UniHealth"), a non-profit public benefit corporation and our largest stockholder, approved an amended and restated certificate of incorporation. The amended and restated certificate combined and reclassified PacifiCare's Class A and Class B common stock into a single class of voting common stock. The reclassified common stock has the same rights, powers and limitations as the previously existing Class A common stock. The reclassification of the Class A and Class B common stock had no impact on the total number of our issued and outstanding shares of common stock.

Prior to the reclassification of our Class A and Class B common stock, UniHealth owned approximately 40 percent of our Class A common stock and approximately one percent of our Class B common stock. After the reclassification and combination of our common stock, UniHealth owned approximately 13.5 percent of our outstanding common stock. In consideration for UniHealth's vote in favor of the amended and restated certificate of incorporation and in consideration of the agreements and covenants contained in the stock purchase agreement discussed below, we paid UniHealth $60 million on June 24, 1999, the day our stockholders approved the amended and restated certificate of incorporation. We will also incur $1.9 million of expenses related to the reclassification of our common stock and the registration of the shares held by UniHealth. These amounts were recorded as a reduction of stockholders' equity.

UNIHEALTH STOCK REPURCHASE AGREEMENT. In May 1999, we entered into a stock purchase agreement with UniHealth to repurchase up to 5.9 million shares of our common stock held by UniHealth. The purchase price for the shares will equal the average fair value of the stock for the 30 trading days preceding the scheduled purchase dates. We are not required to buy if the stock price is greater than $120 per share and UniHealth is not required to sell if the stock price is less than $75 per share ($70 on the initial purchase date in August 1999).

The terms of our credit facility permit us to repurchase up to $500 million of our outstanding common stock. Depending on the repurchase prices of the UniHealth shares and other repurchases of our common stock, PacifiCare may need to obtain an amendment under this credit facility. If an amendment cannot be obtained, PacifiCare would be required to negotiate a new credit facility.

Depending on the average stock price, PacifiCare may repurchase UniHealth shares on the following dates and in the following installments:

                                                                     AGGREGATE
                                                                  REPURCHASE PRICE
                                                                       RANGE
                                                  PER SHARE         (IN MILLIONS)
                                                 ------------     -----------------
APPROXIMATE PURCHASE DATE           SHARES       LOW     HIGH     LOW          HIGH
-------------------------          ---------     ---     ----     ---          ----
August 9, 1999                     1,000,000     $70     $120     $70          $120
November 15, 1999                  1,000,000     $75     $120      75           120
February 15, 2000                    750,000     $75     $120      56            90
May 15, 2000                         750,000     $75     $120      56            90
August 15, 2000                      750,000     $75     $120      56            90
November 15, 2000                    750,000     $75     $120      56            90
February 15, 2001                    909,500     $75     $120      68           109
                                   ---------                     ----          ----
  Repurchase shares                5,909,500                     $437          $709
                                   =========                     ====          ====

TREASURY STOCK. In January 1998, our board of directors approved a plan for us to repurchase up to ten percent of our outstanding common stock. We are authorized to repurchase up to ten percent of our common stock through the stock

                         PACIFICARE HEALTH SYSTEMS, INC.

                                  JUNE 30, 1999
                                   (UNAUDITED)


buy-back program and the UniHealth transaction less any shares repurchased in 1998 and 1999. During 1998, we repurchased 784,000 shares totaling $45 million. In July and through August 10, 1999, we repurchased 537,000 shares totaling
$37 million. We have repurchased, and may continue to repurchase, our outstanding common stock using cash flows from operations and additional borrowings under the credit facility. Shares repurchased have been, and will be reissued for our employee benefit plans or for other corporate purposes.

PREFERRED STOCK REDEMPTION. In May 1998, we announced the redemption of our 10.5 million shares of Series A preferred stock. Substantially all of the preferred shares were converted into 3.9 million shares of common stock as of the June 23, 1998 redemption date. During the six months ended June 30, 1998, we paid approximately $5 million in dividends to our preferred stockholders.

5.   COMMITMENTS AND CONTINGENCIES

PROVIDER INSTABILITY AND INSOLVENCY. Provider insolvency charges include write-offs of certain providers' uncollectable receivables and the estimated cost of unpaid health care claims normally covered by our capitation payments. Depending on state laws, we may be held liable for unpaid health care claims that were contractually the responsibility of the capitated provider. The balance of our provider insolvency reserves was $45 million at June 30, 1999 and $58 million at December 31, 1998. The net year-to-date decrease in provider insolvency reserves is attributable to $20 million in payments, primarily to Nevada providers, offset by $7 million in additional provider insolvency reserves. For the first six months of 1998, provider insolvency costs totaled $41 million and were entirely related to the bankruptcy of FPA Medical Management, Inc.

The California Department of Corporations ("DOC") entered into a settlement with Alabama-based MedPartners, Inc. regarding its California subsidiary, MedPartners Network ("MPN"). MPN is a provider organization licensed by the DOC that arranges health care services for HMO members through arrangements between HMOs and health care providers, such as hospitals and physician groups. In March 1999, California regulators seized MPN and appointed a conservator to oversee MPN. The conservator placed MPN in bankruptcy. The State of California, the DOC, MPN and MedPartners, Inc. recently entered into an Operations and Settlement Agreement to ensure continuing patient care and to resolve certain claims by and against MPN and MedPartners, Inc. Under this agreement, MedPartners, Inc. agreed to fund MPN's liabilities to its contracted and non-contracted providers in California. As part of the agreement, and subject to certain conditions that have not yet been fulfilled, effective June 1, 1999, we agreed to assume financial responsibility for institutional services that were previously the responsibility of MPN. The agreement requires the institutional provider to offer the same terms to us as MPN had through the earlier of the termination of the provider's contract or December 31, 1999. In addition, our intent is to participate in the agreement, which may require us to waive or subordinate certain claims against MPN in exchange for waivers of claims against us in connection with services provided by MPN. We, along with other HMOs, are participating in discussions about making a loan or loans to MedPartners, Inc. Recent discussions involve a total loan by all the HMOs in the amount of $12 million, with $3 million contributed by us. No final commitment to loan funds to MedPartners, Inc. has been made. MPN is one of our significant provider networks in California.

The majority of our insolvency reserves relate to specific providers. However, our reserves also include estimates for potentially insolvent providers, where conditions indicate claims are not being paid or have slowed considerably. Based on information currently available, we believe that any liability in excess of amounts accrued would not materially affect our consolidated financial position. However, our evaluation of the likely impact of claims asserted against us could change in the future and an unfavorable outcome, depending on the amount and timing, could have a material effect on our results of operations or cash flows for a future quarter.

OPM. Our HMO subsidiaries have commercial contracts with the United States Office of Personnel Management ("OPM") to provide managed health care services to federal employees, annuitants and their dependents under the Federal Employee Health Benefits Program ("FEHBP"). In the normal course of business, OPM audits health plans with which it contracts mainly to verify that the premiums calculated and charged to OPM are established in compliance with the best price community rating guidelines established by OPM. OPM typically audits plans once every five or six years, with each audit covering a multiple year period. While the government's initial on-site audits are usually followed by a post-audit briefing in which the government indicates its preliminary results, final resolution and settlement of the audits have historically taken three or more years. In July 1999, we received a request for additional information regarding FHP's OPM contracts from 1990 to present. The majority of these contract years have been audited but are not yet settled. We intend to comply with OPM's request.

                         PACIFICARE HEALTH SYSTEMS, INC.

                                  JUNE 30, 1999
                                   (UNAUDITED)


In addition to claims made by the OPM auditors as part of the normal audit process, OPM may also refer their results to the United States Department of Justice ("DOJ") for potential legal action under the False Claims Act. The DOJ has the authority to file a claim under the False Claims Act if it believes that the health plan knowingly overcharged the government or otherwise submitted false documentation or certifications. In False Claims Act actions, the government may impose trebled damages and a civil penalty of not less than $5,000 nor more than $10,000 for each separate alleged false claim. In November 1997, we were notified that the 1990 through 1995 audit of the operations of our Oklahoma HMO subsidiary had been referred to the DOJ. In the third quarter of 1998 we recorded an additional reserve of approximately $4 million ($2 million, or $0.04 diluted loss per share, net of tax) for potential OPM claims bringing the September 30, 1998 balance for the 1990-1995 audits to $17 million. In January 1999, we preliminarily agreed to settle the 1990-1995 Oklahoma OPM audits for $9 million. As a result of this settlement and other changes in estimate, we recognized a pretax OPM credit of $8 million ($4 million or $0.10 diluted income per share, net of tax) in the fourth quarter of 1998, bringing the December 31, 1998 reserve balance for the 1990-1995 audits down to $9 million. In June 1999, we paid $9 million to the DOJ as final settlement for the 1990-1995 Oklahoma OPM audits.

In connection with the sales of our health plans in New Mexico, Illinois and Utah, we have agreed to indemnify the buyers for potential OPM liabilities that relate to the years in which we owned these plans. In addition to indemnified OPM reserves, we establish reserves based upon best estimates for OPM audits not yet settled. We intend to negotiate with OPM on any existing or future unresolved matters to attain a mutually satisfactory result. There can be no assurance that any ongoing and future negotiations will be concluded satisfactorily, that additional audits will not be referred to the DOJ, or that additional, possibly material, liability will not be incurred. We believe that any ultimate liability in excess of amounts accrued would not materially affect our consolidated financial position. However, such liability could have a material effect on results of operations or cash flows of a future quarter if resolved unfavorably.

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

6.  EARNINGS PER SHARE

We calculated the denominators for the computation of basic and diluted earnings per share as follows:

                                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                            JUNE 30,                JUNE 30,
                                                                       ------------------      -------------------
                                                                        1999        1998        1999        1998
                                                                       ------      ------      ------      -------
                                                                                 (AMOUNTS IN THOUSANDS)
Shares outstanding at the beginning of the period ...............      45,664      41,720      45,616       41,995
Weighted average number of shares issued:
   Stock options exercised ......................................         203          68         134          150
   Treasury stock acquired, net of shares issued ................          --           9          --         (405)
   Conversion of Series A preferred stock .......................          --         348          --          175
                                                                       ------      ------      ------      -------

Denominator for basic earnings per share ........................      45,867      42,145      45,750       41,915
Employee stock options and other dilutive potential common shares         419         507         353          341
Assumed conversion of Series A preferred stock ..................          --       3,582          --        3,755
                                                                       ------      ------      ------      -------

Denominator for diluted earnings per share ......................      46,286      46,234      46,103       46,011
                                                                       ======      ======      ======      =======

                         PACIFICARE HEALTH SYSTEMS, INC.

                                  JUNE 30, 1999
                                   (UNAUDITED)


7.  COMPREHENSIVE INCOME

Comprehensive income represents PacifiCare's net income plus changes in its equity, other than those changes resulting from investments by, and distributions to PacifiCare's stockholders. Such changes include unrealized gains or losses on our available-for-sale securities. PacifiCare's comprehensive income totaled $55 million for the three months ended June 30, 1999 and $123 million for the six months ended June 30, 1999. Comprehensive income totaled $49 million for the three months ended June 30, 1998 and $89 million for the six months ended June 30, 1998.

8.  FUTURE APPLICATION OF ACCOUNTING STANDARDS

Derivatives. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at their fair value. The manner in which companies record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective for our consolidated financial statements beginning January 1, 2001, although early adoption is permitted. Based on current derivatives held, we believe that the adoption of this statement will not have a material impact to our consolidated financial position or results of operations.

                          PART I: FINANCIAL INFORMATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW. PacifiCare sells HMO and HMO-related products primarily to members in two groups: the Secure Horizons program for Medicare beneficiaries and the commercial programs for members of employer groups and individuals. Our specialty managed care HMOs and HMO-related products and services supplement our commercial and Secure Horizons programs. These include pharmacy benefit management, life and health insurance, behavioral health services, dental and vision services and Medicare+Choice management services.

Events significant to our business in 1999 include:

o In May 1999, we entered into a stock purchase agreement with UniHealth to repurchase up to 5.9 million shares of our common stock held by UniHealth. See Note 4 of the Notes to the Condensed Consolidated Financial Statements.

o At our June 24, 1999 annual meeting, our Class A and Class B common stockholders approved an amended and restated certificate of incorporation, which combined and reclassified PacifiCare's Class A and Class B common stock into a single class of voting common stock. We paid UniHealth $60 million when our stockholders approved the amended and restated certificate of incorporation on June 24, 1999. This payment was recorded as a reduction of stockholders' equity. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

o In June 1999, we submitted our year 2000 proposed Secure Horizons benefit plan changes to HCFA for their approval. These changes include exiting Secure Horizons operations in 12 counties in Ohio, Washington, Oregon and California effective January 1, 2000. This will affect approximately 16,400 Secure Horizons members, or less than two percent of our 996,000 members. In addition, we plan to increase our members' monthly premiums and co-payments and reduce benefits where the government provides insufficient reimbursement. See "Forward Looking Information."

o The California Department of Corporations ("DOC") entered into a settlement with Alabama-based MedPartners, Inc. regarding its California subsidiary, MPN. See Note 5 of the Notes to Condensed Consolidated Financial Statements and "Consolidated Medical Care Ratio and Provider Insolvency Reserves" below.

1999 COMPARED WITH 1998

The information below includes both the Medicare and Medicaid lines of business as part of the government program for the 1998 period presented.

MEMBERSHIP. Total membership decreased two percent to approximately 3.6 million members at June 30, 1999 from approximately 3.7 million members at June 30, 1998, with the majority of the decrease resulting from the disposition of Utah.

                                AT JUNE 30, 1999                     AT JUNE 30, 1998
                      ----------------------------------    -----------------------------------
MEMBERSHIP DATA       GOVERNMENT  COMMERCIAL     TOTAL      GOVERNMENT   COMMERCIAL     TOTAL
---------------       ----------  ----------   ---------    ----------   ----------   ---------
Arizona ...........     81,200      100,300      181,500       88,400      105,400      193,800
California ........    613,900    1,665,200    2,279,100      600,300    1,561,000    2,161,300
Colorado ..........     67,300      292,200      359,500       55,500      295,200      350,700
Guam ..............         --       42,100       42,100           --       40,400       40,400
Nevada ............     22,600       36,200       58,800       24,700       43,700       68,400
Ohio ..............     19,800       42,700       62,500       15,000       46,800       61,800
Oklahoma ..........     27,700       84,500      112,200       26,700      100,700      127,400
Oregon ............     38,600      115,300      153,900       38,700      116,200      154,900
Texas .............     60,000      126,700      186,700       68,600      141,800      210,400
Utah (1) ..........         --           --           --       22,200      113,300      135,500
Washington ........     64,900       76,200      141,100       59,500       95,600      155,100
                       -------    ---------    ---------      -------    ---------    ---------
   Total membership    996,000    2,581,400    3,577,400      999,600    2,660,100    3,659,700
                       =======    =========    =========      =======    =========    =========

-------------
(1)  At June 30, 1998, Utah had approximately 9,800 Medicaid members.

Government membership decreased slightly at June 30, 1999 as compared to the same period in the prior year due to:

o Membership decreases resulting from the disposition of Utah and our exit from certain rural markets; partially offset by

o Membership increases due primarily to competitor exits in markets in which Secure Horizons will remain.

Commercial membership decreased approximately three percent at June 30, 1999 as compared to the same period in the prior year due to:

o Membership decreases resulting from the disposition of Utah and our continued focus on renewing commercial contracts with sufficient price increases to improve gross margin; partially offset by

o Membership increases primarily in California due to improved sales efforts.

GOVERNMENT PREMIUMS. Government premiums increased three percent or $38 million for the three months and $87 million for the six months ended June 30, 1999 as compared to the same periods in the prior year as follows:

                                                            THREE MONTHS ENDED    SIX MONTHS ENDED
                                                              JUNE 30, 1999        JUNE 30, 1999
                                                            ------------------    ----------------
                                                                    (AMOUNTS IN MILLIONS)
Premium rate increases that averaged approximately two
 percent for the three months and three percent for the
 six months ended June 30, 1999 ........................          $ 34                 $ 86

Net membership increases (excluding Utah), primarily
 due to competitors' exits in markets in which Secure
 Horizons will remain ..................................            21                   35

Membership losses resulting from the disposition of Utah           (17)                 (34)
                                                                  ----                 ----
Increase over prior year ...............................          $ 38                 $ 87
                                                                  ====                 ====

Government premium rate increases were higher than the published Health Care Financing Administration ("HCFA") rate increase due to changes in membership mix, higher retiree supplemental premiums and the exit of the Utah Medicaid business.

COMMERCIAL PREMIUMS. Commercial premiums increased two percent or $22 million for the three months and $38 million for the six months ended June 30, 1999 compared to the same periods in the prior year as follows:

                                                               THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                 JUNE 30, 1999        JUNE 30, 1999
                                                               ------------------   ----------------
                                                                      (AMOUNTS IN MILLIONS)
Premium rate increases that averaged approximately six
 percent for both the three and six months ended June
 30, 1999 .............................................              $ 52               $ 114

Net membership increases (excluding Utah), primarily in
 California ...........................................                 9                  12

Membership losses resulting from the disposition of
 Utah .................................................               (33)                (69)

Discontinued indemnity and workers' compensation
 products .............................................                (6)                (19)
                                                                     ----               -----

Increase over prior year ..............................              $ 22               $  38
                                                                     ====               =====

OTHER INCOME. Other income decreased for the three months ended June 30, 1999 compared to the same period in the prior year, primarily due to lower SHUSA revenues and rental income due to the sale of certain rental property owned in 1998. Other income increased for the six months ended June 30, 1999 compared to the same period in the prior year. The increase was primarily due to increased mail-service revenues from our pharmacy benefit management company, where we, rather than the network retail pharmacies, collect the member copayments.

CONSOLIDATED MEDICAL CARE RATIO AND PROVIDER INSOLVENCY RESERVES. The consolidated medical care ratio (health care services as a percentage of premium revenue) declined for the three and six months ended June 30, 1999, compared to the same periods in the prior year.

                        THREE MONTHS ENDED       SIX MONTHS ENDED
                             JUNE 30                 JUNE 30
                        ------------------      ------------------
                         1999        1998        1999        1998
                        ------      ------      ------      ------
Medical care ratio:
   Consolidated ...      85.0%       85.1%       84.9%       85.2%
   Government .....      87.5%       86.1%       87.2%       86.4%
   Commercial .....      81.4%       83.7%       81.4%       83.4%

The improved consolidated medical care ratio performance is primarily related to lower 1999 provider reserves compared to 1998. Provider reserves for the six months ended June 30, 1998 were as follows:

        QUARTER          GOVERNMENT  COMMERCIAL  TOTAL
        -------          ----------  ----------  -----
        First .........     $ 3         $ 3       $ 6
        Second ........      25          10        35
                            ---         ---       ---
        Total ........      $28         $13       $41
                            ===         ===       ===

Provider insolvency charges include the write-off of the providers' uncollectable receivables and estimated cost of unpaid health care claims covered by our capitation payment. Depending on state law, we may be liable for unpaid health care claims that were the responsibility of the capitated provider. During the second quarter of 1998, the provider insolvency reserves were partially offset by approximately $15 million of unrelated favorable provider settlements. Excluding net provider reserves, the increase in the 1999 consolidated medical care ratio for the three and six months ended June 30, 1999 compared to 1998 was primarily due to higher hospital utilization and costs and increased pharmacy costs due to benefit enhancements for Secure Horizons members.

GOVERNMENT MEDICAL CARE RATIO. The government medical care ratio increased for the three and six months ended June 30, 1999 compared to the prior year due to:

o        Higher hospital utilization and costs;

o Increased pharmacy utilization as a result of pharmacy benefit enhancements and higher prescription drug costs; partially offset by

o        Premium rate increases.

COMMERCIAL MEDICAL CARE RATIO. The commercial medical care ratio includes the specialty HMOs and indemnity insurance results. The commercial medical care ratio for the three and six months ended June 30, 1999 decreased due to:

o        A favorable premium pricing environment;

o        The sale of our Utah HMO and workers' compensation subsidiaries; and

o        Improved specialty product performance.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses as a percentage of operating revenue decreased for the three and six months ended June 30, 1999 as compared to the prior year because of:

o        The Utah HMO disposition;

o        The introduction of new technologies;

o        The improved efficiencies of our regional customer service operations;
         and

o        The realization of a full year of synergies from the FHP acquisition.

                                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                   JUNE 30                 JUNE 30
                                                              ------------------      ------------------
                                                               1999        1998        1999        1998
                                                              ------      ------      ------      ------
Marketing, general and administrative expenses as a
   percent of operating revenue .........................      10.8%       11.5%       10.8%       11.7%

OPERATING INCOME.  The drivers of this growth are discussed above.

                                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                   JUNE 30                 JUNE 30
                                                              ------------------      ------------------
                                                               1999        1998        1999        1998
                                                              ------      ------      ------      ------
Operating income as a percentage of operating revenue ...       4.4%        3.6%        4.5%        3.3%

NET INVESTMENT INCOME. Net investment income decreased approximately 15 percent for the three months ended and approximately 18 percent for the six months ended June 30, 1999 compared to the same periods in the prior year. Interest income decreased because we had fewer realized gains on sales of marketable securities in the current year, interest rates are lower and we have shifted more portfolio holdings to tax exempt investments.

INTEREST EXPENSE. Interest expense decreased approximately 44 percent for the three months ended and approximately 43 percent for the six months ended June 30, 1999 compared to the same periods in the prior year due to continued repayment of our credit facility and declining interest rates.

PROVISION FOR INCOME TAXES. The effective income tax rate was 41.4 percent for the three and six months ended June 30, 1999, compared with 47.6 percent for the three months ended and 48.0 percent for the six months ended June 30, 1998. The rate declined significantly because:

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

DILUTED EARNINGS PER SHARE. For the three months ended June 30, 1999, net income was $69 million or $1.49 diluted earnings per share, compared to net income of $49 million or $1.06 diluted earnings per share for the same period in the prior year. For the six months ended June 30, 1999, net income was $143 million or $3.10 diluted earnings per share. For the six months ended June 30, 1998, net income was $90 million or $1.96 diluted earnings per share. The increases in diluted earnings per share from the prior periods were as follows:

                                                  THREE MONTHS ENDED  SIX MONTHS ENDED
                                                        JUNE 30           JUNE 30
                                                  ------------------  ----------------
Diluted earnings per share - June 30, 1998               $1.06             $1.96
Improved operations:
   Commercial gross margin performance ...                0.34              0.57
   Government gross margin performance ...               (0.19)            (0.17)
   MG&A ..................................                0.13              0.38
   Other income performance ..............               (0.02)             0.04
                                                         -----             -----
     Total improved operations ...........                0.26              0.82
                                                         -----             -----
Net investment income and interest expense                0.05              0.07
Income tax rate decrease .................                0.12              0.25
                                                         -----             -----
Diluted earnings per share - June 30, 1999               $1.49             $3.10
                                                         =====             =====

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOWS. PacifiCare's consolidated cash, equivalents and marketable securities decreased to $1.2 billion at June 30, 1999 from $1.6 billion at December 31, 1998. The combined decrease in cash, equivalents and marketable securities occurred because the January 1999 Medicare payment from HCFA was prepaid in December 1998 while the July 1999 HCFA payment was paid in July 1999. Cash flows from operations, excluding the impact of deferred revenue, were $226 million at June 30, 1999 and $183 million at June 30, 1998, and were primarily attributable to increased net income.

INVESTING ACTIVITIES. For the six months ended June 30, 1999, we used $134 million of cash for investing activities, compared to $104 million used for the first half of 1998. We purchased more marketable securities in 1999, resulting in the majority of the $30 million net increase over the prior year.

FINANCING ACTIVITIES. Net cash used in financing activities was $114 million for the six months ended June 30, 1999 and $217 million for the six months ended June 30, 1998. We paid $75 million on our credit facility for the six months ended June 30, 1999, and $230 million for the six months ended June 30, 1998. In May 1999, we entered into a stock purchase agreement with UniHealth to repurchase up to 5.9 million shares of our common stock held by UniHealth. In addition, in consideration for UniHealth's vote for the reclassification of our stock and in consideration for the agreements and covenants contained in the stock purchase agreement between us and UniHealth, we paid UniHealth $60 million on June 24, 1999, when our stockholders approved the amended and restated certificate of incorporation. See Note 4 of the Notes to Condensed Consolidated Financial Statements. In January 1998, our board of directors approved a plan for us to repurchase up to ten percent of our outstanding common stock. We are authorized to repurchase up to ten percent of our common stock through the stock buy-back program and the UniHealth transaction less any shares repurchased in 1998 and 1999. During 1998, we repurchased 784,000 shares of our common stock for $45 million. In July and through August 10, 1999, we repurchased 537,000 shares totaling $37 million. During 1998, we borrowed $30 million under the credit facility to repurchase shares of our outstanding common stock, and as of June 30, 1998, we had repurchased 448,000 shares of our common stock for an aggregate amount of $23 million. Cash received for the issuance of common stock provided $23 million in 1999 and $12 million in 1998. We paid approximately $5 million of preferred stock dividends in 1998.

OTHER BALANCE SHEET CHANGE EXPLANATIONS

RECEIVABLES, NET. Receivables, net increased by $33 million from December 31, 1998, primarily from providers. We administer claims payments for some of our capitated providers. For this service we hold back, or withhold, a percentage of capitation payments due to the providers. At June 30, 1999, claims paid have exceeded capitation withheld, but are expected to be recovered through capitation withhold adjustments and settlement negotiations through the remainder of the year.

GOODWILL AND INTANGIBLE ASSETS, NET. Goodwill and intangible assets decreased by $33 million from 1998 as follows:

o $38 million of goodwill and intangible amortization expense; partially offset by

o $5 million increase primarily related to the acquisition of approximately 15,000 commercial members in Texas.

MEDICAL CLAIMS AND BENEFITS PAYABLE. Medical claims and benefits payable increased by $65 million from December 31, 1998 as follows:

o $48 million increase primarily due to increased amounts withheld for claims administration, both our risk and claims administered on behalf of providers;

o $15 million increase in claims incurred but not yet reported for increased membership and utilization under shared risk arrangements;

o        $15 million increase in provider capitation and incentive liabilities;
         offset by

o $13 million net decrease in provider insolvency reserves, consisting of $7 million in additional provisions and $20 million in payments, primarily to Nevada providers.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES. Accounts payable and accrued liabilities decreased $34 million from December 31, 1998. The income taxes payable decreased by $46 million due to estimated tax payments partially offset by the tax provision for 1999. This decrease was partially offset by an increase in pharmacy rebates payable to external clients.

MATERIAL COMMITMENTS. In May 1999, we committed to repurchase up to 5.9 million of our shares of common stock from UniHealth in installments during 1999 through February 2001. We expect to repurchase up to 2 million shares during 1999 at a price equal to the average closing price for the 30 trading days preceding the repurchase. However, we are not required to buy if the stock price is greater than $120 per share and UniHealth is not required to sell if the stock price is less than $75 per share ($70 on the initial purchase date in August 1999).
See Note 4 of the Notes to Condensed Consolidated Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS. See Note 8 of the Notes to Condensed Consolidated Financial Statements for a discussion of future application of accounting standards.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1999

The following presents our results of operations for the three months ended June 30, 1999 in comparison to the results of operations for the three months ended March 31, 1999. We are presenting this information to assist in the understanding of our discussions about our operating trends, our outlook on future performance and the risks affecting our future performance discussed below in Forward Looking Information under the Private Securities Litigation Act of 1995.

MEMBERSHIP. Total membership decreased slightly at June 30, 1999 from March 31, 1999.

                                    AT JUNE 30, 1999                          AT MARCH 31, 1999
                         -------------------------------------      --------------------------------------
MEMBERSHIP DATA          GOVERNMENT    COMMERCIAL      TOTAL        GOVERNMENT    COMMERCIAL      TOTAL
---------------          ----------    ----------    ---------      ----------    ----------    ----------
Arizona ...........        81,200         100,300      181,500        83,300         103,500      186,800
California ........       613,900       1,665,200    2,279,100       611,200       1,657,000    2,268,200
Colorado ..........        67,300         292,200      359,500        65,400         292,700      358,100
Guam ..............            --          42,100       42,100            --          41,500       41,500
Nevada ............        22,600          36,200       58,800        22,300          40,200       62,500
Ohio ..............        19,800          42,700       62,500        18,900          43,900       62,800
Oklahoma ..........        27,700          84,500      112,200        27,300          87,600      114,900
Oregon ............        38,600         115,300      153,900        38,500         114,000      152,500
Texas .............        60,000         126,700      186,700        60,700         134,500      195,200
Washington ........        64,900          76,200      141,100        64,000          78,800      142,800
                          -------       ---------    ---------       -------       ---------    ---------
   Total membership       996,000       2,581,400    3,577,400       991,600       2,593,700    3,585,300
                          =======       =========    =========       =======       =========    =========

Government membership increased slightly at June 30, 1999 from March 31, 1999 due primarily to competitor exits in markets in which Secure Horizons will remain.

Commercial membership decreased slightly at June 30, 1999 from March 31, 1999 due to second quarter employer group terminations because of our continued focus on renewing commercial contracts with sufficient price increases to improve gross margin and provider network changes.

GOVERNMENT PREMIUMS. Government premiums for the three months ended June 30, 1999 were comparable to the three months ended March 31, 1999.

COMMERCIAL PREMIUMS. Commercial premiums increased approximately one percent or $5 million for the three months ended June 30, 1999 compared to the three months ended March 31, 1999. The increase was primarily due to premium rate increases.

OTHER INCOME. Other income decreased for the three months ended June 30, 1999 compared to the three months ended March 31, 1999 primarily due to lower SHUSA revenues.

CONSOLIDATED MEDICAL CARE RATIO. The consolidated medical care ratio increased for the three months ended June 30, 1999 compared to the three months ended March 31, 1999. The increase was primarily due to higher hospital utilization and costs and increased pharmacy utilization for Secure Horizons members.

                                        THREE MONTHS ENDED    THREE MONTHS ENDED
                                           JUNE 30, 1999        MARCH 31, 1999
                                        ------------------    ------------------
       Medical care ratio:
          Consolidated.................        85.0%                 84.8%
          Government...................        87.5%                 87.0%
          Commercial ..................        81.4%                 81.5%

GOVERNMENT MEDICAL CARE RATIO. The government medical care ratio increased for the three months ended June 30, 1999 compared to the three months ended March 31, 1999 due to:

o        Higher hospitalization utilization and costs;

o        Increased pharmacy utilization and costs; partially offset by

o        Premium rate increases.

COMMERCIAL MEDICAL CARE RATIO. The commercial medical care ratio includes the specialty HMOs and indemnity insurance results. The commercial medical care ratio for the three months ended June 30, 1999 was comparable to the commercial medical care ratio for the three months ended March 31, 1999.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses as a percentage of operating revenue was 10.8 percent for the three months ended June 30, 1999 and was comparable to 10.7 percent for the three months ended March 31, 1999.

OPERATING INCOME. Operating income as a percentage of operating revenue was 4.4 percent for the three months ended June 30, 1999 and was 4.7 percent for the three months ended March 31, 1999. The drivers of this sequential decline are discussed above.

NET INVESTMENT INCOME AND INTEREST EXPENSE. Net investment income for the three months ended June 30, 1999 is comparable to the three months ended March 31, 1999. Interest expense decreased for the three months ended June 30, 1999 compared to the three months ended March 31, 1999 due to a lower average balance outstanding on the credit facility during the current quarter.

PROVISION FOR INCOME TAXES. The effective income tax rate was 41.4 percent for the three months ended June 30, 1999 and March 31, 1999.

DILUTED EARNINGS PER SHARE. For the three months ended June 30, 1999, net income was $69 million or $1.49 diluted earnings per share compared to net income of $74 million or $1.61 diluted earning per share for the three months ended March 31, 1999. The change was due to the following:

                                                              THREE MONTHS ENDED
                                                              ------------------
        Diluted earnings per share - March 31, 1999                 $ 1.61
        Change attributable to operations:
           Commercial gross margin performance............            0.03
           Government gross margin performance............           (0.09)
           MG&A and amortization..........................           (0.05)
           Other income performance.......................           (0.02)
                                                                    ------
             Total change attributable to operations......           (0.13)
        Net investment income and interest expense........            0.01
                                                                    ------
        Diluted earnings per share - June 30, 1999                  $ 1.49
                                                                    ======

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

DILUTED EARNINGS PER SHARE. We estimate that 1999 diluted earnings per share will be 40 to 45 percent greater than 1998 diluted earnings per share of $4.40. We expect our earnings per share for the last six months of 1999 to be comparable to the six months ended June 30, 1999. The drivers of our expectations are discussed below.

MEMBERSHIP. We expect government membership to increase one to three percent by December 31, 1999 compared to December 31, 1998. We continue to expand our membership retention programs and target group retiree members in our existing markets. These increases will be partially offset by our exit from certain rural markets. In the year 2000, we expect membership decreases because we will not renew Medicare risk contracts in 12 counties in Ohio, Washington, Oregon and

California effective January 1, 2000. Approximately 16,400 Secure Horizons members or less than two percent of our 996,000 members, will be impacted. We also could lose members if we decide to exit additional unprofitable markets.

We expect commercial membership for the year ended December 31, 1999 to increase one to two percent compared to 1998. The majority of the growth will be in California where we plan to focus our marketing efforts on membership renewal and national accounts.

PREMIUMS. We expect premium rate increases of three percent for Medicare and six percent for commercial for the six months ended June 30, 1999 to be sustained for the remainder of 1999. Our emphasis continues to be on renewing commercial employer contracts with price increases sufficient to maintain or improve margin performance. Effective January 1, 2000, we expect to increase Secure Horizons member paid supplemental premiums for approximately 57 percent of our Secure Horizons members, increase office visit copayments for approximately 60 percent of our Secure Horizons members and decrease pharmacy benefits for approximately 75 percent of our Secure Horizons members. In determining our benefit changes for 2000, our strategy is to err on the side of margin protection. We recognize that we can only reduce benefits once a year but, if necessary, we can add Secure Horizons benefits back at any time.

MEMBERSHIP AND PREMIUM RISK FACTORS. An unforeseen loss of profitable membership could negatively affect our financial position, results of operations and cash flows. Factors that could contribute to the loss of membership include:

o        Our failure to obtain new customers or retain existing customers;

o The effect of premium increases, benefit changes and member paid supplemental premiums and copayments;

o        Our exit from certain markets;

o        Reductions in work force by existing customers;

o        Negative publicity and news coverage;

o        Inability of our marketing and sales plans to attract new customers; or

o        Our loss of key executives or key employees.

OTHER INCOME. In 1999, we expect other income to be comparable to or slightly higher than 1998.

HEALTH CARE COSTS. Our profitability depends, in part, on our ability to control health care costs while providing quality care. Our primary focus is securing cost-effective physician, hospital and other health care provider contracts to maintain our qualified and financially stable network of providers in each geographic area we serve. Whether our contracts are physician and hospital capitated or some form of medical risk sharing, comprehensive medical management is one way we control health care costs. Currently we estimate that providers representing approximately six percent of our members are moving to shared risk arrangements. As a result, we expect to increase our medical management focus in the last half of 1999.

We continue to evaluate the financial stability of our providers, focusing on providers with significant membership in key geographic areas and providers that have been identified as a poor risk. We are also seeking to improve 1999 provider stability over 1998 by taking steps to minimize insolvency risk. This includes developing contingency plans to shift membership to other providers, supplementing utilization management review personnel of the provider group and reviewing operational and financial plans to increase financial stability. We believe our June 30, 1999 provider insolvency reserves are adequate. These reserves are intended to pay for June 1999 and prior health care services that may not be paid by insolvent or unstable providers.

Prescription drug costs increased 11 to 12 percent from 1998 driven by drug utilization, cost per prescription and benefit enhancements. We provide contracted medical groups with prescription drug formularies as a way of controlling health care costs. Formularies are lists of physician recommended drugs in different therapeutic classes that have been reviewed for safety, efficacy and value. These lists help ensure that members get the right prescription at the right time in the right dose, avoiding potential adverse effects. Formularies also ensure that the price is right; if two medications have the same effect, the less expensive option (often a generic alternative) is recommended. Medically necessary drugs not included in the formulary can be obtained through our authorization process. We continue to conduct member and physician education programs to provide information on the appropriate use of generic drugs, over the counter drugs and antibiotics. Many of our medical groups share the financial risk for prescription drugs to find the most effective and cost-efficient treatments for our members. Prescription drug benefit changes are expected in 2000 as a way of controlling this health care cost component and will be announced in the fall of 1999.

GOVERNMENT MEDICAL CARE RATIO. We expect the 1999 government medical care ratio to increase 60 to 100 basis points from 86.5 percent in 1998. Higher provider costs (both capitated and shared risk) and pharmacy costs will increase the 1999 medical care ratio. These will be partially offset by premium rate increases, improvements in hospital utilization management and our exit of rural markets in certain states plus the disposition of Utah.

COMMERCIAL MEDICAL CARE RATIO. We expect the 1999 commercial medical care ratio improvements made to date to continue for the remainder of the year. Moreover, higher premium rates offered during the summer renewal period should continue to result in the elimination of some high medical care ratio business.

MEDICAL CARE RATIO RISK FACTORS. Increases in the Medicare and/or commercial medical care ratio could have an adverse effect on our profitability. Uncertainties that could have a negative impact on our medical care ratio include:

o Medical and prescription drug costs that rise faster than premium increases;

o        Increases in utilization and costs of medical and hospital services;

o The effect of federal and/or state legislation on our ability to secure cost-effective contracts with providers;

o        The effect of actions by competitors or groups of providers;

o Termination of provider contracts, provider insolvency or renegotiation of such contracts at less favorable rates or terms of payment;

o        Legislation that gives physicians collective bargaining power; or

o The expected September 1999 announcement of drug benefit changes effective January 1, 2000 that could result in increased pharmacy utilization during the fourth quarter of 1999.

We have and may continue to incur additional health care costs. The effect of these risks and the need for additional provider insolvency reserves could have a material effect on our results of operations or cash flows. We believe, however, that such reserves would not materially affect our consolidated financial position.

MARKETING, GENERAL AND ADMINISTRATIVE SUPPORT. In 1999, marketing, general and administrative expenses as a percentage of operating revenue are expected to decline compared to the 1998 rate of 11.4 percent because we expect to realize continued efficiencies from the FHP acquisition and new technologies that are implemented. The California HMO's final conversion from FHP information systems to PacifiCare systems was completed in June 1998, so 1999 will be the first full year of integrated operations.

MARKETING, GENERAL AND ADMINISTRATION RISK FACTORS. The following factors could have an adverse impact on marketing, general and administrative expenses:

o The need for additional advertising, marketing, administrative or management information systems expenditures;

o        The inability of marketing and sales plans to attract new customers;
         and

o        The need for increased claims administration for capitated providers.

FUTURE DISPOSITIONS AND IMPAIRMENTS. Dispositions could be announced as we continue to evaluate whether certain subsidiaries or products fit within our core business strategy. We review long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. We consider assets to be impaired and write them down to fair value if we determine that the realizable value of long-lived assets such as property and equipment, real estate and goodwill, is less than the value carried on the consolidated financial statements. There can be no assurances that the dispositions and impairments will not result in additional pretax charges. We believe that any disposition or impairment operating losses would not materially affect our consolidated financial position. However, the disposition or impairment losses could have a material effect on the results of operations or cash flows of a future period.

EFFECTIVE TAX RATE. The 1998 effective tax rate was 47.5 percent. We expect the 1999 effective tax rate to be between 41 and 42 percent because:

o Nondeductible goodwill amortization is expected to be a smaller percentage of pretax income. As a result, the effective tax rate will decrease by approximately one to two percent.

o A full year's benefit of certain tax strategies, in particular our legal reorganization will be realized in 1999. These tax strategies are expected to reduce the effective tax rate by two to three percent.

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

o Remediation, Testing, and Certification. We have tested each computer information system and component for Year 2000 compliance, using industry standards. If actual test results are acceptable, we certify the tested system or component as Year 2000 compliant. If the test identifies any issues, we take steps to correct the system or component and then retest the corrected system or component as necessary to achieve certified compliance. To date, we have tested and certified as Year 2000 compliant substantially all of our internal systems and components other than the FHP systems described below. We expect to complete the few remaining tasks (except the FHP systems) by October 31, 1999.

o Implementation and Close. A final review is in process and confirmation that the remediated systems and components have met all Year 2000 compliance objectives.

The program incorporates a regular reporting process, which helps us to monitor and measure our progress toward Year 2000 compliance against defined goals. Through this reporting process we can focus resources on any Year 2000 issue as necessary.

When our Year 2000 compliance program was first established in 1996, we focused on existing systems and did not contemplate acquisitions of other companies. These core computing programs became Year 2000 compliant in 1998. Prior to 1999 the total cost to make our pre-FHP core computing information systems Year 2000 compliant was approximately $6 million. Amounts spent during the second quarter of 1999 are insignificant.

With the February 1997 FHP acquisition, we originally expected the Arizona, Colorado, Nevada and Ohio HMOs to shift to our pre-FHP core computing information systems throughout 1998 and 1999 as providers moved to delegated capitation arrangements. In the second quarter of 1998, we determined that while we had successfully moved some of these providers to capitation arrangements, the provider networks did not have sufficient infrastructure to administer the claims under a fully delegated capitated arrangement. We concluded that our HMOs in these states will need to continue to administer claims on behalf of providers. Because the claims-based FHP core systems function more effectively than our core computing systems for claims administration on behalf of non-delegated delivery systems, we decided to maintain the FHP systems. As a result, the scope of our Year 2000 compliance activities was expanded to include the FHP computer system. We have a detailed project plan for modifying the FHP systems to be Year 2000 compliant by October 1999. Based upon an outside consultant's recommendations and internal analysis, we estimate that the total cost to make the FHP systems Year 2000 compliant ranges from $5 to $9 million. Through June 30, 1999, our costs for remedying the FHP systems have been approximately $2 million. Prior to 1999, our costs incurred were approximately $2 million.

We have also contacted our third party vendors, provider and hospital networks, business partners, contractors, and service providers, including HCFA, to assess their Year 2000 level of readiness. In some cases, we sought reasonable assurances with respect to Year 2000 compliance. Our priority was to assess the readiness of our providers with delegated responsibility and other third parties with which we electronically exchange data or interact. Because we do not control the products, services, or systems of our providers, vendors or customers, we cannot ensure their Year 2000 compliance. We have developed business process contingency plans for critical third party sources that appear to be at risk. These plans, which vary by third party entity, include contingencies for replacement, outsourcing, or manual processing.

If HCFA or certain other third parties experience significant failures or erroneous applications, it could have a material effect on our financial position, results of operations, cash flows, and business prospects. For example, if HCFA, OPM, or our commercial customers experience system failures, this could cause a delay in our receipt of payments from these customers, including a significant HCFA payment due in January 2000. Therefore, we have developed a cash contingency plan that includes using available cash and lines of credit to cover any significant shortfalls in cash receipts.

We also could have difficulties processing Medicare and other claims within required periods, collecting accurate claims and other data on which we depend, or enrolling new members. Further, our marketing, general and administrative expenses could increase due to Year 2000 compliance expenditures. Because some risks are beyond our control, we have developed business contingency plans to mitigate these risks. These business contingency plans were developed for each critical business function and cover contingencies such as the loss of a facility, loss of system(s), or loss of a key vendor. We may also have members who are concerned about prescription drug availability in light of the "millennium bug." This could lead to over ordering of drugs and result in increased pharmacy utilization in the fourth quarter of 1999.

OFFICE OF PERSONNEL MANAGEMENT CONTINGENCIES. OPM generally audits health plans which it contracts with every five or six years, with each audit covering a multiple year period. We currently have several audits with OPM that are in various stages. We intend to negotiate with OPM's request for information on any existing or future unresolved matters to attain a mutually satisfactory result. There can be no assurance that any ongoing and future negotiations will be concluded satisfactorily, that additional audits will not be referred to the DOJ, or that additional, possibly material, liability will not be incurred. We believe that any ultimate liability in excess of amounts accrued would not materially affect our consolidated financial position. However, such liability could have a material effect on results of operations or cash flows of a future quarter if resolved unfavorably.

LIQUIDITY AND CAPITAL RESOURCES. We have a $1.5 billion credit facility under which we had $475 million in borrowings outstanding as of June 30, 1999. Additional borrowings on our credit facility may be necessary if:

o We repurchase additional shares of outstanding stock, including the repurchase of up to 5.9 million shares held by UniHealth. See Note 4 of the Notes to Condensed Consolidated Financial Statements; or

o HCFA and OPM are unable to remit funds as a result of Year 2000 compliance issues.

The terms of our credit facility permit us to repurchase up to $500 million of our outstanding common stock. Depending on the repurchase prices of the UniHealth shares and other repurchases of our common stock, we may need to obtain an amendment under the credit facility. If an amendment cannot be obtained, we would be required to negotiate a new credit facility.

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

RISK-BASED CAPITAL REQUIREMENTS. The National Association of Insurance Commissioners has proposed that states adopt risk-based capital standards that, if implemented, would require new minimum capitalization limits for health care coverage provided by HMOs and other risk-bearing health care entities. To date, Washington is the only state where we have HMO operations that has adopted these standards. We do not expect this legislation to have a material impact on our consolidated financial position in the near future if other states where we operate HMOs adopt these standards. We believe that cash flows from operations will be sufficient to fund any additional 1999 risk-based capital requirements. Furthermore, borrowings under the credit facility could be used for risk based capital requirements, if necessary.

LEGISLATION AND REGULATION. Changes in state and federal legislation may negatively impact our financial and operating results. These changes may increase our medical care ratios, decrease our membership or otherwise adversely affect our revenues and our profitability. As of June 30, 1999, approximately 59 percent of our revenue and an even greater percentage of our profit came from our government programs, the majority of which was Medicare business. Changes that could affect us materially include:

o        Limitations on premium levels;

o Increases in minimum capital, reserves, and other financial viability requirements;

o Prohibition or limitation of capitated arrangements or provider financial incentives;

o New benefit mandates (including mandatory length of stay and emergency room coverage, many of which become effective in 1999);

o Limitations on the ability to manage care and utilization due to willing provider and direct access laws; and

o Adoption on the federal and/or state level of legislation that holds HMOs liable for malpractice.

Legislation and regulation could also include adverse actions of governmental payors, including reduced Medicare premiums; discontinuance of, or limitation on, governmentally funded programs; recovery by governmental payors of previously paid amounts; the inability to increase premiums or prospective or retroactive reductions to premium rates for federal employees; and adverse regulatory actions.

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

PART II:  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         No changes.

ITEM 2:  CHANGES IN SECURITIES

At our June 24, 1999 annual meeting, our Class A and Class B common stockholders approved an amended and restated certificate of incorporation. This amended and restated certificate combined and reclassified PacifiCare's Class A and B common stock into a single class of voting common stock. The reclassified common stock has the same rights, powers and limitations as the previously existing Class A common stock. The reclassification of the Class A and B common stock had no impact on the total number of our issued and outstanding shares of common stock. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on June 24, 1999. On May 24, 1999, the record date for our annual meeting, there were 14,838,711 shares of Class A common stock issued, outstanding and entitled to vote and 31,108,146 shares of Class B common stock issued, outstanding and entitled to vote. The Class B stockholders were entitled to vote only on the amended and restated certificate of incorporation while the Class A stockholders were entitled to vote on all matters. The following is a brief description of each matter voted on at the meeting and a statement of the number of votes cast for, against or withheld, the number of abstentions, and broker non-votes with respect to each matter.

(1) The stockholders approved the amended and restated certificate of incorporation of PacifiCare, which combined and reclassified PacifiCare's two classes of common stock into a single class of voting common stock.

          CLASS              FOR              AGAINST           ABSTAIN        BROKER NON-VOTE
          -----              ---              -------           -------        ---------------
            A            13,344,147           11,067             4,311            689,158
            B            20,903,958           83,776            17,140                 --

(2) The stockholders approved the election of the nominees to PacifiCare's board of directors.

                                                                                        WITHHOLD
         CLASS         DIRECTOR                                      FOR               AUTHORITY
         -----         --------                                      ---               ---------
           A        Bradley C. Call                               14,037,696             10,987
           A        David R. Carpenter                            14,037,969             10,714
           A        David A. Reed                                 14,038,071             10,612
           A        Lloyd E. Ross                                 14,037,971             10,712

(3) The stockholders approved performance objectives for, and maximum awards under the 1996 Management Incentive Compensation Plan.

          CLASS              FOR              AGAINST           ABSTAIN        BROKER NON-VOTE
          -----              ---              -------           -------        ---------------
            A            14,018,500            23,558            6,625               --

(4) The stockholders approved amendments to the 1996 Stock Option Plan for Officers and Key Employees.

          CLASS              FOR              AGAINST           ABSTAIN        BROKER NON-VOTE
          -----              ---              -------           -------        ---------------
            A            11,045,926          2,994,017           8,740               --

(5) The stockholders approved the Amended and Restated 1996 Non-Officer Directors Stock Option Plan.

          CLASS              FOR              AGAINST           ABSTAIN        BROKER NON-VOTE
          -----              ---              -------           -------        ---------------
            A            11,394,850          2,646,475           7,358               --

ITEM 5:  OTHER INFORMATION

None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit Index

         Exhibit 3.1 --  Amended and Restated Certificate of Incorporation of
                         PacifiCare Health Systems, Inc. [incorporated by reference to Exhibit 99.1 to PacifiCare's Registration Statement on Form S-3 (File No. 333-83069)].

         Exhibit 3.2 --  Bylaws of PacifiCare Health Systems, Inc. [incorporated by reference to Exhibit 99.2 to PacifiCare's
                         Registration Statement on Form S-3 (File No.
                         333-83069)].

         Exhibit 10.1 -- Stock Purchase Agreement, dated May 4, 1999, between
                         PacifiCare Health Systems, Inc. and UniHealth Foundation [incorporated by reference to Exhibit 99.3 to PacifiCare's Registration Statement on Form S-3 (File No. 333-83069)].

         Exhibit 10.2 -- Registration Rights Agreement, dated May 4, 1999, between PacifiCare Health Systems, Inc. and UniHealth Foundation [incorporated by reference to Exhibit 99.4 to PacifiCare's Registration Statement on Form S-3 (File No. 333-83069)].

         Exhibit 15 -- Letter re: Unaudited Interim Financial Information

         Exhibit 20 -- Independent Accountants' Review Report

         Exhibit 27 -- Financial Data Schedule (filed electronically)

(b) We did not file any reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PACIFICARE HEALTH SYSTEMS, INC.
                                           (Registrant)


Date: August 12, 1999                      By: /s/  ALAN R. HOOPS
      ------------------------                 ---------------------------------
                                                         Alan R. Hoops
                                                   Chairman of the Board and
                                                    Chief Executive Officer


Date: August 12, 1999                      By: /s/  ROBERT B. STEARNS
      ------------------------                 ---------------------------------
                                                        Robert B. Stearns
                                                    Executive Vice President
                                                   and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number                          Description
------                          -----------
  3.1    Amended and Restated Certificate of Incorporation of PacifiCare Health
         Systems, Inc. [incorporated by reference to Exhibit 99.1 to
         PacifiCare's Registration Statement on Form S-3 (File No. 333-83069)].

  3.2    Bylaws of PacifiCare Health Systems, Inc. [incorporated by reference to
         Exhibit 99.2 to PacifiCare's Registration Statement on Form S-3 (File
         No. 333-83069)].

 10.1    Stock Purchase Agreement, dated May 4, 1999, between PacifiCare Health
         Systems, Inc. and UniHealth Foundation [incorporated by reference to
         Exhibit 99.3 to PacifiCare's Registration Statement on Form S-3 (File
         No. 333-83069)].

 10.2    Registration Rights Agreement, dated May 4, 1999, between PacifiCare
         Health Systems, Inc. and UniHealth Foundation [incorporated by reference to Exhibit 99.4 to PacifiCare's Registration Statement on
         Form S-3 (File No. 333-83069)].

 15      Letter re: Unaudited Interim Financial Information

 20      Independent Accountants' Review Report

 27      Financial Data Schedule (filed electronically)