Form 10-Q
period 1999-09-30
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 1999-11-12
CIK 1027974

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                 (714) 825-5200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock outstanding at October 29, 1999 was approximately 43,571,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PACIFICARE HEALTH SYSTEMS, INC.

                                   FORM 10-Q

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of September 30,
         1999 and December 31, 1998..................................    1
         Condensed Consolidated Statements of Operations for the
         three months ended September 30, 1999 and 1998..............    2
         Condensed Consolidated Statements of Operations for the nine
         months ended September 30, 1999 and 1998....................    3
         Condensed Consolidated Statements of Cash Flows for the nine
         months ended September 30, 1999 and 1998....................    4
         Notes to Condensed Consolidated Financial Statements........    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   15
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   29

                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   30
Item 5.  Other Information...........................................   30
Item 6.  Exhibits and Reports On Form 8-K............................   30
Signatures...........................................................   31
Exhibits

                         PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                        PACIFICARE HEALTH SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (UNAUDITED)
Current assets:
  Cash and equivalents......................................   $  176,593       $  724,636
  Marketable securities.....................................    1,023,279          875,553
  Receivables, net..........................................      302,470          275,955
  Prepaid expenses and other current assets.................       38,733           24,979
  Deferred income taxes.....................................      115,259          132,452
                                                               ----------       ----------
          Total current assets..............................    1,656,334        2,033,575
                                                               ----------       ----------
Property, plant and equipment at cost, net..................      175,954          178,520
Marketable securities-restricted............................       87,020           82,660
Goodwill and intangible assets, net.........................    2,260,830        2,313,266
Other assets................................................       22,878           22,923
                                                               ----------       ----------
                                                               $4,203,016       $4,630,944
                                                               ==========       ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Medical claims and benefits payable.......................   $  743,500       $  645,300
  Accounts payable and accrued liabilities..................      407,055          464,170
  Unearned premium revenue..................................       55,124          509,859
  Long-term debt due within one year........................           --               87
                                                               ----------       ----------
          Total current liabilities.........................    1,205,679        1,619,416
                                                               ----------       ----------
Long-term debt due after one year...........................      625,000          650,006
Deferred income taxes.......................................      119,057          112,056
Other liabilities...........................................       14,892           11,015
Minority interest...........................................          333              355
Stockholders' equity:
  Common stock, $0.01 par value; 200,000 shares authorized;
     issued 46,803 shares in 1999 and 46,386 shares in
     1998...................................................          468              464
  Additional paid-in capital................................    1,597,497        1,624,619
  Accumulated other comprehensive (loss) income.............      (19,503)           7,359
  Retained earnings.........................................      861,750          649,608
  Treasury stock, at cost; 3,231 shares in 1999 and 770
     shares in 1998.........................................     (202,157)         (43,954)
                                                               ----------       ----------
          Total stockholders' equity........................    2,238,055        2,238,096
                                                               ----------       ----------
                                                               $4,203,016       $4,630,944
                                                               ==========       ==========

                            See accompanying notes.

                        PACIFICARE HEALTH SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
Revenue:
Government premiums (Medicare and Medicaid).................  $1,479,811    $1,402,638
  Commercial premiums.......................................   1,007,721       969,575
  Other income..............................................      30,385        28,684
                                                              ----------    ----------
          Total operating revenue...........................   2,517,917     2,400,897
                                                              ----------    ----------
Expenses:
Health care services:
  Government services.......................................   1,292,320     1,206,475
  Commercial services.......................................     815,378       802,849
                                                              ----------    ----------
          Total health care services........................   2,107,698     2,009,324
                                                              ----------    ----------
Marketing, general and administrative expenses..............     280,867       268,235
Amortization of goodwill and intangible assets..............      18,849        19,543
Impairment, disposition, restructuring and other (credits)
  charges...................................................      (2,233)       15,644
Office of Personnel Management charges......................          --         3,776
                                                              ----------    ----------
Operating income............................................     112,736        84,375
Net investment income.......................................      20,304        29,193
Interest expense............................................      (9,742)      (13,828)
                                                              ----------    ----------
Income before income taxes..................................     123,298        99,740
Provision for income taxes..................................      54,041        46,509
                                                              ----------    ----------
Net income..................................................  $   69,257    $   53,231
                                                              ==========    ==========
Basic earnings per share....................................  $     1.54    $     1.17
                                                              ==========    ==========
Diluted earnings per share..................................  $     1.54    $     1.16
                                                              ==========    ==========

                            See accompanying notes.

                        PACIFICARE HEALTH SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
Revenue:
Government premiums (Medicare and Medicaid).................  $4,370,090    $4,205,669
  Commercial premiums.......................................   2,967,821     2,891,561
  Other income..............................................      86,662        81,876
                                                              ----------    ----------
          Total operating revenue...........................   7,424,573     7,179,106
                                                              ----------    ----------
Expenses:
Health care services:
  Government services.......................................   3,813,213     3,626,931
  Commercial services.......................................   2,411,868     2,405,952
                                                              ----------    ----------
          Total health care services........................   6,225,081     6,032,883
                                                              ----------    ----------
Marketing, general and administrative expenses..............     809,079       826,212
Amortization of goodwill and intangible assets..............      56,717        57,444
Impairment, disposition, restructuring and other (credits)
  charges...................................................      (2,233)       15,644
Office of Personnel Management charges......................          --         3,776
                                                              ----------    ----------
Operating income............................................     335,929       243,147
Net investment income.......................................      60,747        78,347
Interest expense............................................     (29,547)      (48,259)
                                                              ----------    ----------
Income before income taxes..................................     367,129       273,235
Provision for income taxes..................................     154,987       129,787
                                                              ----------    ----------
Net income..................................................  $  212,142    $  143,448
                                                              ==========    ==========
Preferred dividends.........................................          --        (5,258)
                                                              ----------    ----------
Net income available to common stockholders.................  $  212,142    $  138,190
                                                              ==========    ==========
Basic earnings per share....................................  $     4.67    $     3.20
                                                              ==========    ==========
Diluted earnings per share..................................  $     4.64    $     3.12
                                                              ==========    ==========

                            See accompanying notes.

                        PACIFICARE HEALTH SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
Operating activities:
Net income..................................................  $ 212,142    $ 143,448
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Amortization of goodwill and intangible assets.........     56,717       57,444
     Deferred income taxes..................................     38,803       10,681
     Depreciation and amortization..........................     31,011       35,119
     Loss on disposal of property, plant and equipment and
      other.................................................      6,406        4,444
     Impairment, disposition, restructuring and other
      (credits) charges.....................................     (2,233)      15,644
     Office of Personnel Management charges.................         --        3,776
     Provision for doubtful accounts........................        294        2,608
     Other noncash items....................................        (22)         (20)
     Changes in assets and liabilities, net of effects from
      acquisitions and dispositions:
       Receivables, net.....................................    (26,809)      15,308
       Prepaid expenses and other assets....................    (13,709)      26,638
       Medical claims and benefits payable..................    106,955      (53,700)
       Accounts payable and accrued liabilities.............    (33,291)     114,346
       Unearned premium revenue.............................   (454,735)    (454,877)
                                                              ---------    ---------
          Net cash flows used in operating activities.......    (78,471)     (79,141)
                                                              ---------    ---------
Investing activities:
  Purchase of marketable securities, net....................   (189,197)    (117,759)
  Purchase of property, plant and equipment.................    (48,049)     (28,519)
  Acquisitions..............................................    (18,581)        (750)
  Proceeds from the sale of property, plant and equipment...     13,198       31,318
  Purchase of marketable securities-restricted..............     (4,360)      (7,993)
                                                              ---------    ---------
          Net cash flows used in investing activities.......   (246,989)    (123,703)
                                                              ---------    ---------
Financing activities:
  Common stock repurchases..................................   (158,203)     (44,658)
  Principal payments on long-term debt......................    (75,093)    (290,117)
  Common stock reclassification payments to UniHealth and
     others.................................................    (61,881)          --
  Proceeds from borrowings of long-term debt................     50,000       30,000
  Proceeds from issuance of common and treasury stock.......     22,594       14,117
  Preferred dividends paid..................................         --       (5,258)
  Redemption of preferred stock.............................         --         (410)
                                                              ---------    ---------
          Net cash flows used in financing activities.......   (222,583)    (296,326)
                                                              ---------    ---------
Net decrease in cash and equivalents........................   (548,043)    (499,170)
Beginning cash and equivalents..............................    724,636      680,674
                                                              ---------    ---------
Ending cash and equivalents.................................  $ 176,593    $ 181,504
                                                              =========    =========

                            See accompanying notes.

                        PACIFICARE HEALTH SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
Supplemental cash flow information:
Cash paid during the year for:
     Income taxes, net of refunds...........................  $156,367    $ 8,163
     Interest...............................................  $ 28,935    $44,737
Supplemental schedule of noncash investing and financing
  activities:
  Tax benefit associated with exercise of stock options.....  $  4,943    $ 4,935
  Stock-based compensation..................................  $  7,226    $   998
Details of accumulated other comprehensive income:
  Change in marketable securities...........................  $(41,471)   $11,930
  Less change in deferred income taxes......................    14,609     (4,427)
                                                              --------    -------
  Change in stockholders' equity............................  $(26,862)   $ 7,503
                                                              ========    =======
Details of businesses acquired in purchase transactions:
  Fair value of assets acquired.............................  $ 18,581    $   750
  Liabilities assumed or created............................        --         --
                                                              --------    -------
  Cash paid for fair value of assets acquired...............  $ 18,581    $   750
                                                              ========    =======

                            See accompanying notes.

                        PACIFICARE HEALTH SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

PacifiCare Health Systems, Inc. is one of the leading health care services companies in the United States, serving approximately 3.7 million members in the Medicare and commercial lines of business. Following the rules and regulations of the Securities and Exchange Commission ("SEC"), we have omitted footnote disclosures that would substantially duplicate the disclosures contained in the annual audited financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and the notes included in our December 31, 1998 Annual Report on Form 10-K/A, filed with the SEC in April 1999.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, needed to present fairly the financial results for these interim periods. The consolidated results of operations presented for the interim periods are not necessarily indicative of the results for a full year.

 2. ACQUISITIONS AND DISPOSITIONS

Acquisitions. In September 1999, we acquired ANTERO Health Plans in Colorado for a purchase price of $14 million. This acquisition added approximately 32,000 commercial members and 4,000 Medicare members to our Colorado health maintenance organization ("HMO"). In February 1999, we acquired approximately 15,000 commercial members in Texas for $4 million.

Dispositions. On September 30, 1998, we sold our Utah HMO subsidiary. We guaranteed the buyer that the Utah HMO would have a minimum net equity of $10 million, based on the values of the Utah HMO's assets and liabilities as of September 30, 1998. We also extended a $700,000 subordinated loan to the Utah HMO to increase its statutory net equity. We sold all of the issued and outstanding shares of capital stock of the Utah HMO to the buyer for no other consideration. As of September 30, 1998, the Utah HMO served approximately 102,000 commercial and 19,000 government members. On October 31, 1998, we sold our workers' compensation subsidiary for $17 million. We recognized pretax charges (credits) for these dispositions in the third quarter of 1998 and 1999. See Note 5 "Impairment, Disposition, Restructuring, Office of Personnel Management and Other (Credits) Charges."

Pro Forma Financial Statements. The pro forma information below presents our consolidated results of operations as if the sale of the Utah HMO occurred on January 1, 1998. This information reflects our actual consolidated operating results before this transaction plus an adjustment for income taxes. Because the purchases of the Texas and Colorado membership and the sale of the workers' compensation subsidiary were not material to our consolidated results of operations, these transactions were not included in the pro forma information below.

                                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   SEPTEMBER 30, 1998    SEPTEMBER 30, 1998
                                                   ------------------    ------------------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total operating revenue..........................      $2,354,055            $7,025,582
Pretax income....................................      $  118,143            $  302,108
Net income.......................................      $   64,236            $  160,714
Basic earnings per share.........................      $     1.41            $     3.60
Diluted earnings per share.......................      $     1.40            $     3.49

                        PACIFICARE HEALTH SYSTEMS, INC.

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

 3. LONG-TERM DEBT

Beginning January 1, 1999, and continuing through the January 1, 2002 final maturity date, the amount available for borrowing under our credit facility declines incrementally every six months. Borrowings available to us at September 30, 1999 were $1.3 billion. The facility requires mandatory step-down payments if the principal balance exceeds certain thresholds. Because our $525 million balance at September 30, 1999 was less than any of these thresholds, no payments are required until the final maturity date.

Interest under the credit facility is variable and is presently based on the London Interbank Offered Rate ("LIBOR") plus a spread, except for $100 million of the outstanding balance that is covered by interest-rate swap agreements. The average fixed interest rate we pay on the existing swap agreements is approximately five percent. The terms of the credit facility contain various covenants, usual for financings of this type, including a minimum net worth requirement, a minimum fixed charge requirement, leverage ratios and limits on the amount of treasury stock we may purchase. At September 30, 1999, we were in compliance with all such covenants. We also have $100 million in senior notes outstanding that we assumed when we acquired FHP. These notes carry an interest rate of seven percent, are payable semiannually and mature on September 15, 2003.

 4. STOCKHOLDERS' EQUITY

Treasury Stock. In October 1999, our board of directors approved a stock repurchase program that allows us to repurchase up to 12 million shares of our outstanding common stock, including any UniHealth shares repurchased (see "UniHealth Stock Repurchase Agreement" below). This repurchase program supersedes the stock repurchase program approved in January 1998. Under that program, through September 30, 1999, we repurchased approximately 3.2 million shares for a total of $203 million. We will repurchase our outstanding common stock using cash flows from operations and additional borrowings under the credit facility. To purchase the maximum number of shares authorized, we will have to negotiate changes to our existing credit facility or obtain alternative financing. Our existing credit facility permits repurchases of up to $500 million of our securities, including the $203 million spent to date. We are currently evaluating our options, but may fund the program through a combination of cash flow and long and short term debt. We have reissued, and will continue to reissue these shares for our employee benefit plans or for other corporate purposes.

Reclassification of Common Stock. At our June 24, 1999 annual meeting, our Class A and Class B common stockholders, including UniHealth Foundation ("UniHealth"), a non-profit public benefit corporation and our largest stockholder, approved an amended and restated certificate of incorporation. The amended and restated certificate combined and reclassified our Class A and Class B common stock into a single class of voting common stock. The reclassified common stock has the same rights, powers and limitations as the previously existing Class A common stock. The reclassification of the Class A and Class B common stock had no impact on the total number of our issued and outstanding shares of common stock.

Prior to the combination and reclassification of our Class A and Class B common stock, UniHealth owned approximately 40 percent of our Class A common stock and approximately one percent of our Class B common stock. After the transaction, UniHealth owned approximately 13.5 percent of our outstanding common stock. In consideration for UniHealth's vote in favor of the amended and restated certificate of incorporation, and in consideration of the agreements and covenants contained in the stock purchase agreement discussed below, we paid UniHealth $60 million on June 24, 1999, when our stockholders approved the amended and restated certificate of incorporation. We also incurred $2 million of expenses related to the reclassification of our common stock and the registration of the shares held by UniHealth. These amounts were recorded as a reduction of stockholders' equity.

                        PACIFICARE HEALTH SYSTEMS, INC.

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

UniHealth Stock Repurchase Agreement. In May 1999, we entered into a stock purchase agreement with UniHealth to repurchase up to 5.9 million shares of our common stock held by UniHealth. The purchase price for the shares equals the average closing price of the stock for the 30 trading days preceding the scheduled purchase dates. We are not required to buy if the stock price is greater than $120 per share and UniHealth is not required to sell if the stock price is less than $75 per share. Depending on the average stock price, we may repurchase UniHealth shares on the following dates and in the following installments:

                                                                           AGGREGATE
                                                                           REPURCHASE
                                                           PER SHARE      PRICE RANGE
                                                          -----------    --------------
         APPROXIMATE PURCHASE DATE            SHARES      LOW    HIGH     LOW     HIGH
         -------------------------           ---------    ---    ----    -----    -----
                                                                         (IN MILLIONS)
August 9, 1999(1)..........................  1,000,000    $70    $120    $ 70     $120
November 15, 1999..........................  1,000,000    $75    $120      75      120
February 15, 2000..........................    750,000    $75    $120      56       90
May 15, 2000...............................    750,000    $75    $120      56       90
August 15, 2000............................    750,000    $75    $120      56       90
November 15, 2000..........................    750,000    $75    $120      56       90
February 15, 2001..........................    909,500    $75    $120      68      109
                                             ---------                   ----     ----
  Repurchase shares........................  5,909,500                   $437     $709
                                             =========                   ====     ====

---------------
(1) We did not purchase the August 1999 installment because the average stock price, as defined above, was less than $70 per share and UniHealth did not elect to sell the shares for the average stock price. For any unpurchased installments, we have no further obligation to buy, and UniHealth has no further obligation to sell us the shares. We do, however, have a right of first refusal to purchase the installments should UniHealth decide to sell.

Our credit facility contains limits on the amount of stock we may repurchase. Because of these limits, we will have to negotiate changes to our existing credit facility or obtain alternative financing. See "Treasury Stock" above.

Preferred Stock Redemption. In May 1998, we announced the redemption of 10.5 million shares of our Series A preferred stock. Substantially all of the preferred shares were converted into 3.9 million shares of common stock as of the June 23, 1998 redemption date. For the nine months ended September 30, 1998, we paid approximately $5 million in dividends to our preferred stockholders.

                        PACIFICARE HEALTH SYSTEMS, INC.

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

 5. IMPAIRMENT, DISPOSITION, RESTRUCTURING, OFFICE OF PERSONNEL MANAGEMENT ("OPM") AND OTHER (CREDITS) CHARGES

We recognized pretax (credits) charges in the third quarter of 1999 and 1998 as follows:

                                        PRETAX (CREDITS)      NET OF          DILUTED LOSS
                                            CHARGES         TAX AMOUNT    (EARNINGS) PER SHARE
                                        ----------------    ----------    --------------------
                                               (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
1999
Ohio HMO goodwill impairment..........       $ 14.1           $ 11.3             $ 0.25
Utah HMO changes in estimates.........        (10.7)            (6.3)             (0.14)
Other disposition changes in
  estimates...........................         (5.6)            (3.3)             (0.07)
                                             ------           ------             ------
                                             $ (2.2)          $  1.7             $ 0.04
                                             ======           ======             ======
1998
Sale of Utah HMO and workers'
  compensation subsidiaries...........       $ 15.6           $  8.2             $ 0.18
OPM charges...........................          3.8              2.0               0.04
                                             ------           ------             ------
                                             $ 19.4           $ 10.2             $ 0.22
                                             ======           ======             ======

1999. We recognized pretax credits of $2 million (after tax charges of $2 million or $0.04 diluted loss per share) as detailed below.

- Ohio HMO Goodwill Impairment. We recognized $14 million of Ohio HMO goodwill impairment charges ($11 million or $0.25 diluted loss per share, net of tax). Third quarter operating losses, provider contract terminations and a lower membership base do not support the recoverability of goodwill. The majority of the impairment is not deductible for income tax purposes.

- Utah HMO Changes in Estimates. We recognized $11 million of disposition credits ($6 million or $0.14 diluted earnings per share, net of tax). When we sold our Utah HMO, we retained responsibility for all medical claims and benefits payable for services rendered through September 30, 1998. Payments made through September 30, 1999, plus our current estimate of claims incurred but not reported, were $7 million less than original reserves existing at disposition. In addition, $4 million of severance, legal, and receivable reserves were settled for amounts less than originally estimated.

- Other Disposition Changes in Estimates. We recognized $6 million of other disposition credits for changes in estimates ($3 million or $0.07 diluted earnings per share, net of tax). We have or expect to successfully settle certain contingencies related to other dispositions from 1996 to 1998. Contingencies include pending and threatened litigation as well as indemnifications made to the buyers of sold subsidiaries.

1998. Pretax charges of $19 million ($10 million or $0.22 diluted loss per share, net of tax) were recorded in 1998 as follows:

- Dispositions. We recognized $15 million of disposition charges ($8 million or $0.18 diluted loss per share, net of tax) for the sales of our Utah HMO and workers' compensation subsidiaries. See Note 2 "Acquisitions and Dispositions." These charges included transferring $10 million of net assets to the buyer for no proceeds, in addition to severance, legal and other disposition reserves.

- OPM. In September 1998, a pretax charge of approximately $4 million ($2 million or $0.04 diluted loss per share, net of tax) was recognized to increase reserves in anticipation of negotiations relating to potential governmental claims for contracts with OPM. See Note 6 "Commitments and Contingencies."

                        PACIFICARE HEALTH SYSTEMS, INC.

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

 6. COMMITMENTS AND CONTINGENCIES

Provider Instability and Insolvency. Provider insolvency charges include write-offs of certain uncollectable receivables from our providers and the estimated cost of unpaid health care claims normally covered by our capitation payments. Depending on state laws, we may be held liable for unpaid health care claims that were contractually the responsibility of the capitated provider. The balance of our provider insolvency reserves was $33 million at September 30, 1999 and $58 million at December 31, 1998. The net year-to-date decrease in provider insolvency reserves was attributable to $22 million in payments, primarily to Nevada providers, and other net changes in estimates totaling $3 million. For the first nine months of 1998, provider insolvency costs totaled $61 million and were related primarily to the bankruptcy of FPA Medical Management, Inc.

The California Department of Corporations ("DOC") entered into a settlement with Alabama-based Caremark Rx, Inc. (formerly MedPartners, Inc. "Caremark") regarding its California subsidiary, MedPartners Network ("MPN"). MPN was a provider organization licensed by the DOC that arranged health care services for HMO members through arrangements between HMOs and health care providers, such as hospitals and physician groups. MPN was one of our significant provider networks in California. In March 1999, California regulators seized MPN and appointed a conservator to oversee MPN. The conservator placed MPN in bankruptcy. In June 1999, the State of California, the DOC, MPN and Caremark entered into an Operations and Settlement Agreement to ensure continuing patient care and to resolve certain claims by and against MPN and Caremark. Under this agreement, Caremark agreed to fund MPN's liabilities to its contracted and non-contracted providers in California. As part of the agreement, and subject to certain conditions that have not yet been fulfilled, effective June 1, 1999, we agreed to assume financial responsibility for institutional services that were previously the responsibility of MPN. The agreement requires the institutional providers to offer the same terms to us as MPN had through the earlier of the termination of the provider's contract or December 31, 1999. In addition, our intent is to participate in the agreement, which may require us to waive or subordinate certain claims against MPN in exchange for waivers of claims against us in connection with services provided by MPN or its affiliates in California. We, along with other HMOs, are participating in discussions about making a loan or loans to Caremark. Recent discussions involve a total loan by all the HMOs in the amount of $12 million, with approximately $3 million contributed by us. No final commitment to loan funds to Caremark has been made. MPN has ceased doing business and all of MPN's affiliated medical groups in California have recently been sold.

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

OPM. Our HMO subsidiaries have commercial contracts with OPM to provide managed health care services to federal employees, annuitants and their dependents under the Federal Employee Health Benefits Program ("FEHBP"). Rather than negotiating rates with the HMO, OPM requires HMOs to provide the FEHBP with rates comparable to the rates charged to the two employer groups with enrollment closest in size to the FEHBP in the applicable state after adjusting for differences in benefits, enrollment demographics, and coordination of costs with Medicare. OPM further requires that the HMO certify each year that its rates meet these requirements. Approximately every three to five years, OPM's Office of Inspector General audits each HMO to verify that the premiums charged are calculated and charged in compliance with these rating regulations and guidelines. Each audit encompasses a period of up to six years. Following the government's

                        PACIFICARE HEALTH SYSTEMS, INC.

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

initial on-site audit, OPM will provide the HMO with a post-audit briefing indicating its preliminary results. Because these are actuarial calculations, interpretations of the rating regulations and audit findings often raise complex issues. The final resolution and settlement of audits have historically taken more than three years and as many as seven years to resolve.

During the audit process, OPM may refer its findings to the United States Department of Justice ("DOJ") if it believes that the health plan knowingly overcharged the government or otherwise submitted false documentation or certifications in violation of the False Claims Act. Under the False Claims Act, an action can be considered knowingly committed if the government contractor acted with actual knowledge, or with reckless disregard or deliberate ignorance of the government's rules and regulations. If the government were to win a False Claims Act lawsuit against an HMO, the government could obtain trebled damages, a civil penalty of not less than $5,000 nor more than $10,000 for each separate alleged false claim, and the government could permanently disqualify the HMO from participating in all federal government programs. In November 1997, we were notified that the 1990 through 1995 audit of the operations of our Oklahoma HMO subsidiary had been referred to the DOJ. In the third quarter of 1998 we recorded an additional reserve of approximately $4 million ($2 million, or $0.04 diluted loss per share, net of tax) for potential OPM claims bringing the September 30, 1998 balance for the 1990 - 1995 audits to $17 million. In January 1999, we preliminarily agreed to settle the 1990 - 1995 Oklahoma OPM audits for $9 million. As a result of this settlement and other changes in estimate, we recognized a pretax OPM credit of $8 million ($4 million or $0.10 diluted income per share, net of tax) in the fourth quarter of 1998, bringing the December 31, 1998 reserve balance for the 1990 - 1995 audits down to $9 million. In June 1999, we paid $9 million to the DOJ as final settlement for the 1990 - 1995 Oklahoma OPM audits.

In August 1999, we were notified that the 1995 audit of TakeCare, Inc. covering contract years 1990 through 1994 had been referred to the DOJ under the False Claims Act. TakeCare, Inc. was a California HMO that we acquired in 1997 as part of the FHP acquisition. We do not agree with the government's interpretations of the applicable rules and guidelines or its method of calculating amounts owed, and we deny any intentional wrongdoing or any action that would violate the False Claims Act. We are negotiating to settle this matter amicably with the DOJ.

In July 1999, we received a request from the OPM Office of Inspector General requesting documentation regarding all of the contracts between OPM and any of the HMOs owned by FHP that related to the contract years 1990 through 1997. The majority of these contract years have already been audited, but are not yet settled. We are complying with OPM's request.

In addition to the HMOs currently owned, we have also agreed to indemnify the buyers of our previously owned HMOs in New Mexico, Illinois and Utah for potential OPM liabilities that relate to years prior to the sale. To address all of these potential liabilities, we have established reserves based upon internal estimates of liability and preliminary findings by the auditors for all OPM audits not yet settled.

We intend to negotiate with OPM on any existing or future unresolved matters to attain a mutually satisfactory result. There can be no assurance that any ongoing and future negotiations will be concluded satisfactorily, that additional audits will not be referred to the DOJ, or that additional, possibly material, liabilities will not be incurred. We believe that any ultimate liability, including any lost investment income, in excess of amounts accrued would not materially affect our consolidated financial position. However, such liability could have a material effect on results of operations or cash flows of a future quarter if resolved unfavorably.

In late 1997, we established a formal corporate compliance program to specifically address potential issues that may arise from the FEHBP rating process, to work with OPM to understand its interpretation of the rules

                        PACIFICARE HEALTH SYSTEMS, INC.

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

and guidelines prior to completion of the rating process, to standardize the FEHBP rating process among all of our HMOs, and to help reduce the likelihood that future government audits will result in any significant findings. Based upon the limited number of audits that have been conducted for contract years 1998 and later, we believe that this program has been effective.

Legal Proceedings. On November 2, 1999, Jose Cruz, on behalf of himself and all others similarly situated, filed a purported class action complaint against PacifiCare Health Systems, Inc., PacifiCare of California, Inc., and FHP International Corporation in San Francisco Superior Court. The complaint alleges causes of action for injunctive relief and restitution under California Business and Professions Code sections 17200 and 17500 and violations of the consumer legal remedies act. The complaint alleges, in essence, that we made false or fraudulent representations relating to the quality and nature of medical care provided to members under our plans. The complaint seeks unspecified damages, declaratory and injunctive relief. We will defend these charges vigorously.

In 1997, we were served with several purported class action suits alleging violations of federal securities laws by PacifiCare and certain of our officers and directors. The complaints related to the period from the date of the FHP acquisition through our November 1997 announcement that earnings for the fourth quarter of 1997 would be lower than expected. These complaints primarily alleged that we previously omitted and/or misrepresented material facts with respect to our costs, earnings and profits. These cases have been dismissed by the courts. Two of these cases, brought on behalf of former FHP shareholders, were dismissed but are now on appeal. Another one of these cases, brought on behalf of our shareholders, was dismissed but plaintiffs were given until November 11, 1999 to file an amended complaint. If an amended complaint is filed, we plan to make a second motion to dismiss. We believe we have good defenses to the claims in these suits and are contesting them vigorously.

We are also involved in legal actions in the normal course of business, some of which seek monetary damages, including claims of punitive damages that are not covered by insurance. Based on current information and review with our lawyers, management believes any ultimate liability that may arise from these actions (including the purported class actions), would not materially affect our consolidated financial position, results of operations or cash flows. However, management's evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material effect on our results of operations or cash flows for a future quarter.

                        PACIFICARE HEALTH SYSTEMS, INC.

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

 7. EARNINGS PER SHARE

We calculated the denominators for the computation of basic and diluted earnings per share as follows:

                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                           ------------------    ------------------
                                                            1999       1998       1999       1998
                                                           -------    -------    -------    -------
                                                                    (AMOUNTS IN THOUSANDS)
Shares outstanding at the beginning of the period........  46,032     45,794     45,616     41,995
Weighted average number of shares issued:
  Treasury stock acquired, net of shares issued..........  (1,098)      (156)      (370)      (467)
  Stock options exercised................................      --         18        229        208
  Conversion of Series A preferred stock.................      --         --         --      1,440
                                                           ------     ------     ------     ------
Denominator for basic earnings per share.................  44,934     45,656     45,475     43,176
Employee stock options and other dilutive potential
  common shares(1).......................................     143        375        257        354
Assumed conversion of Series A preferred stock...........      --         --         --      2,490
                                                           ------     ------     ------     ------
Denominator for diluted earnings per share...............  45,077     46,031     45,732     46,020
                                                           ======     ======     ======     ======

---------------
(1) Certain options to purchase common stock were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock for the periods presented. For the quarters ended September 30, 1999 and 1998, these weighted options outstanding totaled 6.4 million and 3.3 million, respectively (with exercise prices ranging from $61.75 to $114.00 per share). For the nine months ended September 30, 1999 and 1998, these weighted options outstanding totaled 4.4 million and 3.3 million, respectively (with exercise prices ranging from $71.59 to $114.00 per share).

 8. COMPREHENSIVE INCOME

Comprehensive income represents our net income plus changes in equity, other than those changes resulting from investments by, and distributions to our stockholders. Such changes include unrealized gains or losses on our available-for-sale securities. Our comprehensive income totaled $63 million for the three months ended September 30, 1999 and $185 million for the nine months ended September 30, 1999. Comprehensive income totaled $62 million for the three months ended September 30, 1998 and $151 million for the nine months ended September 30, 1998.

 9. FUTURE APPLICATION OF ACCOUNTING STANDARDS

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

                        PACIFICARE HEALTH SYSTEMS, INC.

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

10. SUBSEQUENT EVENTS

On November 4, 1999, we announced that Jeffrey M. Folick is stepping down as President and will act as Executive Vice President overseeing our specialty product companies. Alan R. Hoops will assume the role of President while remaining Chief Executive Officer and member of our board of directors. David A. Reed, who has served as a board member for seven years, will lead the board as chairman.

In November 1999, we entered into a definitive agreement to purchase Harris Texas Methodist Health Plan, Inc. and Harris Methodist Health Insurance Company, Inc., a health plan and insurance company in Texas with approximately 300,000 members. In addition to acquiring Harris' membership, we have established a long-term agreement with a hospital delivery system in North Texas. We plan to close the transaction in the first quarter of 2000, after regulatory approval and completion of normal closing conditions.

We signed transition agreements with QualMed Plans for Health of Colorado, Inc. in September 1999, and with QualMed Washington Health Plans, Inc. in October 1999, each a subsidiary of Foundation Health Systems, Inc. The agreements provide replacement care coverage for up to 140,000 commercial members in 2000. QualMed employer clients and their employees will be able to select PacifiCare coverage in early 2000. We expect that only a portion of these members will enroll with PacifiCare. We will pay a per member price based on retained membership.

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

Events significant to our business in 1999 include the following:

- We made two in-market acquisitions during the year. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

- In October 1999, our board of directors authorized us to repurchase up to 12 million shares of our approximately 43.6 million shares of outstanding common stock, including any UniHealth shares repurchased. This repurchase program supersedes our former repurchase program originally approved in January 1998. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

- In June 1999, we submitted our year 2000 proposed Secure Horizons benefit plan changes to HCFA for their approval. These changes include exiting Secure Horizons operations in 12 counties in Ohio, Washington, Oregon and California effective January 1, 2000. This will affect approximately 15,700 Secure Horizons members, or less than two percent of our 1,011,600 members. In addition, we plan to increase our members' monthly premiums and copayments or reduce benefits where the government provides insufficient reimbursement. See "Forward Looking Information."

- At our June 24, 1999 annual meeting, our Class A and Class B common stockholders approved an amended and restated certificate of incorporation, which combined and reclassified PacifiCare's Class A and Class B common stock into a single class of voting common stock. We paid UniHealth $60 million when our stockholders approved the amended and restated certificate of incorporation on June 24, 1999. This payment was recorded as a reduction of stockholders' equity. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

- In May 1999, we entered into a stock purchase agreement with UniHealth to repurchase up to 5.9 million shares of our common stock held by UniHealth. See
  Note 4 of the Notes to Condensed Consolidated Financial Statements.

- The California Department of Corporations ("DOC") entered into a settlement with Alabama-based Caremark Rx, Inc. (formerly MedPartners, Inc.) regarding its California subsidiary, MedPartners Network ("MPN"). See Note 6 of the Notes to Condensed Consolidated Financial Statements and "Consolidated Medical Care Ratio and Provider Reserves" below.

1999 COMPARED WITH 1998

The following information includes both the Medicare and Medicaid lines of business as part of the government program for the 1998 period presented.

Membership. Total membership increased slightly to approximately 3.7 million members at September 30, 1999 from approximately 3.6 million members at September 30, 1998.

                                        AT SEPTEMBER 30, 1999                 AT SEPTEMBER 30, 1998
                                 -----------------------------------   -----------------------------------
        MEMBERSHIP DATA          GOVERNMENT   COMMERCIAL     TOTAL     GOVERNMENT   COMMERCIAL     TOTAL
        ---------------          ----------   ----------   ---------   ----------   ----------   ---------
Arizona........................     82,800      102,900      185,700     87,800       105,900      193,700
California.....................    616,800    1,710,000    2,326,800    596,300     1,570,000    2,166,300
Colorado.......................     76,100      319,300      395,400     57,200       299,400      356,600
Guam...........................         --       40,400       40,400         --        39,500       39,500
Nevada.........................     25,400       34,500       59,900     25,000        43,900       68,900
Ohio...........................     19,600       42,900       62,500     15,400        45,400       60,800
Oklahoma.......................     28,800       86,700      115,500     26,800        97,600      124,400
Oregon.........................     37,800      115,900      153,700     39,200       116,200      155,400
Texas..........................     59,900      121,100      181,000     67,300       135,000      202,300
Utah(1)........................         --           --           --     19,000       102,000      121,000
Washington.....................     64,400       74,900      139,300     59,800        96,600      156,400
                                 ---------    ---------    ---------    -------     ---------    ---------
          Total membership.....  1,011,600    2,648,600    3,660,200    993,800     2,651,500    3,645,300
                                 =========    =========    =========    =======     =========    =========

---------------
(1) At September 30, 1998, Utah had approximately 7,800 Medicaid members.

Government membership increased approximately two percent at September 30, 1999 compared to the same period in the prior year due to:

- The positive results of retention programs implemented during 1998 in California; and

- Competitor exits in markets in which Secure Horizons will remain; partially offset by

- Membership decreases resulting from the sale of our Utah HMO and our exit from certain rural markets in California and Colorado.

Commercial membership decreased slightly at September 30, 1999 compared to the same period in the prior year due to:

- The sale of our Utah HMO; and

- Our continued focus on renewing commercial contracts with sufficient price increases to improve gross margin, primarily in Washington and Texas; partially offset by

- Membership increases in California primarily due to improved sales efforts, and in Colorado as a result of the acquisition of ANTERO Health Plans.

Government Premiums. Government premiums increased six percent or $77 million for the three months and four percent or $164 million for the nine months ended September 30, 1999 compared to the same periods in the prior year as follows:

                                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   SEPTEMBER 30, 1999    SEPTEMBER 30, 1999
                                                   ------------------    ------------------
                                                            (AMOUNTS IN MILLIONS)
Premium rate increases that averaged
  approximately four percent for the three months
  and three percent for the nine months ended
  September 30, 1999.............................         $ 54                  $139
Net membership increases (excluding Utah),
primarily in California and including the
Colorado and Texas acquisitions..................           38                    74
Premium and membership losses resulting from the
  disposition of the Utah HMO....................          (15)                  (49)
                                                          ----                  ----
Increase over prior year.........................         $ 77                  $164
                                                          ====                  ====

Government premium rate increases were higher than the published Health Care Financing Administration ("HCFA") rate increase due to changes in membership mix, higher retiree supplemental premiums and the exit of the Utah Medicaid business.

Commercial Premiums. Commercial premiums increased four percent or $38 million for the three months and three percent or $76 million for the nine months ended September 30, 1999 compared to the same periods in the prior year as follows:

                                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   SEPTEMBER 30, 1999    SEPTEMBER 30, 1999
                                                   ------------------    ------------------
                                                            (AMOUNTS IN MILLIONS)
Premium rate increases that averaged
  approximately six percent for both the three
  and nine months ended September 30, 1999.......         $52                   $166
Net membership increases (excluding Utah)
primarily in California and including the
Colorado and Texas acquisitions..................          21                     32
Premium and membership losses resulting from the
  disposition of the Utah HMO....................         (31)                  (100)
Discontinued indemnity and workers' compensation
  products.......................................          (4)                   (22)
                                                          ---                   ----
Increase over prior year.........................         $38                   $ 76
                                                          ===                   ====

Other Income. Other income increased for the three and nine months ended September 30, 1999 compared to the same periods in the prior year. The increase was primarily due to increased mail-service revenues from our pharmacy benefit management company, where we, rather than the network retail pharmacies, collect the member copayments.

Consolidated Medical Care Ratio and Provider Reserves. The consolidated medical care ratio (health care services as a percentage of premium revenue) was comparable for the three months ended and declined slightly for the nine months ended September 30, 1999, compared to the same periods in the prior year.

                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                 SEPTEMBER 30              SEPTEMBER 30
                                              ------------------        ------------------
                                              1999         1998         1999         1998
                                              -----        -----        -----        -----
Medical care ratio:
Consolidated................................  84.7%        84.7%        84.8%        85.0%
  Government................................  87.3%        86.0%        87.3%        86.2%
  Commercial................................  80.9%        82.8%        81.3%        83.2%

The improved consolidated medical care ratio performance for the nine months ended September 30, 1999, as compared to the same period in the prior year, was primarily related to lower 1999 provider reserves compared to 1998. Provider reserves included in health care costs for the nine months ended September 30, 1998 were as follows:

                       QUARTER                          GOVERNMENT    COMMERCIAL    TOTAL
                       -------                          ----------    ----------    -----
                                                              (AMOUNTS IN MILLIONS)
First.................................................     $ 3           $ 3         $ 6
Second................................................      25            10          35
Third.................................................      14             6          20
                                                           ---           ---         ---
Total.................................................     $42           $19         $61
                                                           ===           ===         ===

Provider charges include the write-off of uncollectable receivables from providers and the estimated cost of unpaid health care claims covered by our capitation payment. Depending on state law, we may be liable for unpaid health care claims that were the responsibility of the capitated provider. Excluding 1998 net provider reserves, the increase in the 1999 consolidated medical care ratio for the three and nine months ended September 30, 1999 compared to 1998 was primarily due to higher physician costs and increased pharmacy costs due to benefit enhancements for Secure Horizons members.

Government Medical Care Ratio. The government medical care ratio increased for the three and nine months ended September 30, 1999 compared to the prior year due to:

     - Higher physician costs; and

     - Increased pharmacy utilization as a result of pharmacy benefit enhancements and higher prescription drug costs; partially offset by

     - Premium rate increases; and

     - Reduced hospital expenses, primarily because current year provider reserves were significantly less than in 1998.

Commercial Medical Care Ratio. The commercial medical care ratio includes the specialty HMOs and indemnity insurance results. The commercial medical care ratio for the three and nine months ended September 30, 1999 decreased compared to the prior year due to:

     - A favorable premium pricing environment;

     - The sale of our Utah HMO and workers' compensation subsidiaries; and

     - Reduced hospital costs.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses as a percentage of operating revenue for the third quarter of 1999 were comparable to the third quarter of 1998. For the nine months ended September 30, 1999 compared to 1998, marketing, general and administrative expenses as a percentage of operating revenue decreased because of:

     - The Utah HMO disposition;

     - The introduction of new technologies;

     - The improved efficiencies of our regional customer service operations;
       and

     - The realization of a full year of synergies from the FHP acquisition.

                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                 SEPTEMBER 30              SEPTEMBER 30
                                              ------------------        ------------------
                                              1999         1998         1999         1998
                                              -----        -----        -----        -----
Marketing, general and administrative
  expenses as a percentage of operating
  revenue...................................  11.2%        11.2%        10.9%        11.5%

Impairment, Disposition, Restructuring, and Other (Credits) Charges. We recognized impairment, disposition, restructuring and other pretax credits for the three and nine months ended September 30, 1999 totaling $2 million (after tax charges of $2 million or $0.04 diluted loss per share). The after tax and per share amounts were losses because the goodwill impairment is not deductible for income tax purposes. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

Operating Income. Factors contributing to the increase in operating income are discussed above.

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30               SEPTEMBER 30
                                              -------------------        ------------------
                                              1999          1998         1999         1998
                                              -----         -----        -----        -----
Operating income as a percentage of
  operating revenue.........................   4.5%          3.5%         4.5%         3.4%

Net Investment Income. Net investment income decreased approximately 30 percent for the three months ended and approximately 22 percent for the nine months ended September 30, 1999 compared to the same periods in the prior year due to the following:

     - Fewer realized gains on sales of marketable securities in the current year;

     - Lower interest rates;

     - The shift of more portfolio holdings to tax-exempt investments; and

     - Lower invested balances.

Interest Expense. Interest expense decreased approximately 30 percent for the three months ended and approximately 39 percent for the nine months ended September 30, 1999 compared to the same periods in the prior year due to the continued repayment and lower overall average interest rates paid on our credit facility.

Provision for Income Taxes. The effective income tax rate was 43.8 percent for the three months ended and 42.2 percent for the nine months ended September 30, 1999, compared with 46.6 percent for the three months ended and 47.5 percent for the nine months ended September 30, 1998. The rate declined significantly because:

     - Nondeductible goodwill amortization was a smaller percentage of pretax income;

     - We benefited from certain tax strategies, in particular the legal reorganization of PacifiCare and its subsidiaries;

     - The 1998 effective tax rate included an increase related to the dispositions of the Utah HMO and workers' compensation subsidiaries; and

     - 1999 investment strategies to date have resulted in an increase in tax-exempt earnings.

Diluted Earnings Per Share. For the three months ended September 30, 1999, net income was $69 million or $1.54 diluted earnings per share, compared to net income of $53 million or $1.16 diluted earnings per share for the same period in the prior year. For the nine months ended September 30, 1999, net income was $212 million or $4.64 diluted earnings per share. For the nine months ended September 30, 1998, net income was $143 million or $3.12 diluted earnings per share. The increases in diluted earnings per share from the prior periods were as follows:

                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                              SEPTEMBER 30         SEPTEMBER 30
                                                           ------------------    -----------------
Diluted earnings per share -- September 30, 1998.........        $ 1.16               $ 3.12
Impairment, disposition, restructuring, Office of
Personnel Management and other charges...................          0.22                 0.22
                                                                 ------               ------
Diluted earnings per share before impairment,
  disposition, restructuring, Office of Personnel
  Management and other charges...........................          1.38                 3.34
Improved operations:
  Commercial gross margin performance....................          0.32                 0.89
  Government gross margin performance....................         (0.11)               (0.28)
  Marketing, general and administrative expenses.........         (0.16)                0.22
  Other income performance...............................          0.02                 0.06
  Amortization of goodwill and intangible assets.........          0.01                 0.01
                                                                 ------               ------
          Total improved operations......................          0.08                 0.90
Net investment income and interest expense...............         (0.06)                0.02
Income tax rate decrease.................................          0.15                 0.40
Accretive impact of treasury stock purchases.............          0.03                 0.02
                                                                 ------               ------
Diluted earnings per share before impairment,
  disposition, restructuring and other charges...........          1.58                 4.68
Impairment, disposition, restructuring, and other
  charges................................................         (0.04)               (0.04)
                                                                 ------               ------
Diluted earnings per share -- September 30, 1999.........        $ 1.54               $ 4.64
                                                                 ======               ======

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows. PacifiCare's consolidated cash, equivalents and marketable securities decreased to $1.2 billion at September 30, 1999 from $1.6 billion at December 31, 1998. The combined decrease in cash, equivalents and marketable securities occurred because the January 1999 Medicare payment from HCFA was prepaid in December 1998, while the October 1999 HCFA payment was paid in October 1999. Cash flows from operations, excluding the impact of deferred revenue, were $376 million at September 30, 1999 and 1998.

Investing Activities. For the nine months ended September 30, 1999, we used $247 million of cash for investing activities, compared to $124 million used for the nine months ended September 30, 1998. We purchased more marketable securities in 1999, resulting in the majority of the net increase over the prior year.

Financing Activities. For the nine months ended September 30, 1999, we used $223 million of cash for financing activities compared to $296 million used for the same period of the prior year. The decrease was primarily related to fewer credit facility payments. The changes were as follows:

     - We repurchased 2.5 million shares of our common stock in 1999 for $158 million and 0.8 million shares of our common stock in 1998 for $45 million under our stock repurchase program;

     - We paid $75 million on our credit facility in the first nine months of 1999 and $290 million for the same period of 1998;

     - In consideration for UniHealth's vote for the reclassification of our stock and in consideration for the agreements and covenants contained in the stock purchase agreement between PacifiCare and UniHealth, we paid UniHealth $60 million on June 24, 1999, when our stockholders approved the amended and restated certificate of incorporation. We incurred $2 million of expenses related to the reclassification of our common stock and the registration of the shares held by UniHealth. See Note 4 of the Notes to Condensed Consolidated Financial Statements;

- We borrowed under the credit facility to repurchase shares of our outstanding common stock. Year-to-date borrowings were $50 million in 1999 and $30 million in 1998;

- We received cash for the issuance of common stock of $22 million for the nine months ended September 30, 1999 and $14 million for the nine months ended September 30, 1998; and

- We paid $5 million in preferred stock dividends in 1998.

OTHER BALANCE SHEET CHANGE EXPLANATIONS

Receivables, Net. Receivables, net increased $27 million from December 31, 1998, primarily due to increases in premium and provider receivables. Premium receivable increases related to increased membership and October 1999 HCFA premiums received related to prior periods. In addition, we administer claims payments for some of our capitated providers. For this service we hold back, or withhold, a percentage of capitation payments due to the providers. At September 30, 1999, claims paid on behalf of providers exceeded capitation withheld.

Goodwill and Intangible Assets, Net. Goodwill and intangible assets decreased $52 million from 1998 as follows:

- $57 million of goodwill and intangible amortization expense;

- $14 million for the impairment of the Ohio HMO's goodwill; partially offset by

- $19 million primarily for the acquisition of approximately 15,000 commercial members in Texas and approximately 36,000 commercial and Medicare members in Colorado.

Medical Claims and Benefits Payable. Medical claims and benefits payable increased $98 million from December 31, 1998 as follows:

- $65 million increase in claims incurred but not yet reported for increased membership and utilization under shared-risk arrangements;

- $36 million increase primarily due to increased amounts withheld from capitation for claims administered on behalf of providers;

- $22 million increase in provider capitation and incentive liabilities; partially offset by

- $25 million net decrease in provider insolvency reserves, consisting of $22 million in payments, primarily to Nevada providers, and other net changes in estimates totaling $3 million.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities decreased $57 million from December 31, 1998 primarily due to income taxes payable. The decrease was attributable to estimated tax payments, partially offset by the income tax provision on 1999 income.

Material Commitments. See Note 4 of the Notes to Condensed Consolidated Financial Statements for a discussion of our agreement to purchase shares of our common stock held by UniHealth.

New Accounting Pronouncements. See Note 9 of the Notes to Condensed Consolidated Financial Statements for a discussion of future application of accounting standards.

 Three Months Ended September 30, 1999 Compared With Three Months Ended June 30, 1999

The following presents our results of operations for the three months ended September 30, 1999 in comparison to the results of operations for the three months ended June 30, 1999. We are presenting this information to assist in the understanding of our discussions about our operating trends. This includes our outlook on future performance and the risks affecting our future performance discussed below in Forward Looking Information under the Private Securities Litigation Act of 1995.

Membership. Total membership increased slightly at September 30, 1999 from June 30, 1999.

                                        AT SEPTEMBER 30, 1999                   AT JUNE 30, 1999
                                 -----------------------------------   -----------------------------------
        MEMBERSHIP DATA          GOVERNMENT   COMMERCIAL     TOTAL     GOVERNMENT   COMMERCIAL     TOTAL
        ---------------          ----------   ----------   ---------   ----------   ----------   ---------
Arizona........................     82,800      102,900      185,700     81,200       100,300      181,500
California.....................    616,800    1,710,000    2,326,800    613,900     1,665,200    2,279,100
Colorado.......................     76,100      319,300      395,400     67,300       292,200      359,500
Guam...........................         --       40,400       40,400         --        42,100       42,100
Nevada.........................     25,400       34,500       59,900     22,600        36,200       58,800
Ohio...........................     19,600       42,900       62,500     19,800        42,700       62,500
Oklahoma.......................     28,800       86,700      115,500     27,700        84,500      112,200
Oregon.........................     37,800      115,900      153,700     38,600       115,300      153,900
Texas..........................     59,900      121,100      181,000     60,000       126,700      186,700
Washington.....................     64,400       74,900      139,300     64,900        76,200      141,100
                                 ---------    ---------    ---------    -------     ---------    ---------
          Total membership.....  1,011,600    2,648,600    3,660,200    996,000     2,581,400    3,577,400
                                 =========    =========    =========    =======     =========    =========

Government membership increased approximately two percent at September 30, 1999 from June 30, 1999 mainly due to competitor exits in markets in which Secure Horizons will remain.

Commercial membership increased approximately three percent at September 30, 1999 from June 30, 1999, primarily a result of improved sales efforts in California and Colorado and the acquisition of approximately 32,000 commercial members in Colorado.

Government Premiums. Government premiums increased approximately two percent or $35 million for the three months ended September 30, 1999 compared to the three months ended June 30, 1999. The increase was primarily due to $21 million of premium rate increases.

Commercial Premiums. Commercial premiums increased approximately three percent or $25 million for the three months ended September 30, 1999 compared to the three months ended June 30, 1999. The increase was due to $14 million of premium rate increases and $12 million of membership increases partially offset by a slight decrease in the specialty product companies due to increased utilization in the indemnity product line.

Other Income. Other income increased for the three months ended September 30, 1999 compared to the three months ended June 30, 1999 primarily due to increased mail-service revenues from our pharmacy benefit management company, where we, rather than the network retail pharmacies, collect the member copayments.

Consolidated Medical Care Ratio. The consolidated medical care ratio decreased for the three months ended September 30, 1999 compared to the three months ended June 30, 1999.

                                          THREE MONTHS ENDED    THREE MONTHS ENDED
                                          SEPTEMBER 30, 1999      JUNE 30, 1999
                                          ------------------    ------------------
Medical care ratio:
Consolidated............................         84.7%                 85.0%
  Government............................         87.3%                 87.5%
  Commercial............................         80.9%                 81.4%

Government Medical Care Ratio. The government medical care ratio decreased for the three months ended September 30, 1999 compared to the three months ended June 30, 1999. Higher third quarter premiums per member and lower pharmacy costs contributed to the improved medical care ratio and more than offset higher physician costs.

Commercial Medical Care Ratio. The commercial medical care ratio includes the specialty HMOs and indemnity insurance results. The commercial medical care ratio decreased for the three months ended September 30, 1999 compared to the three months ended June 30, 1999 due to:

- A favorable premium pricing environment;

- Termination of unprofitable individual and small group membership; and

- Decreased hospital costs; partially offset by

- Increased physician costs.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses as a percentage of operating revenue were 11.2 percent for the three months ended September 30, 1999 compared to 10.8 percent for the three months ended June 30, 1999. Marketing, general and administrative expenses as a percentage of operating revenue increased due to training and development programs and consulting expenses associated with our reorganization and strategic planning process.

Operating Income. Operating income as a percentage of operating revenue was 4.5 percent for the three months ended September 30, 1999 and was 4.4 percent for the three months ended June 30, 1999. The sequential changes are discussed above and are detailed in earnings (loss) per share below.

Net Investment Income and Interest Expense. Net investment income for the three months ended September 30, 1999 was comparable to net investment income for the three months ended June 30, 1999. Interest expense increased two percent for the three months ended September 30, 1999 compared to the three months ended June 30, 1999 due to the higher average balance outstanding on the credit facility during the current quarter because of additional borrowings to fund the repurchase of our stock.

Provision for Income Taxes. The effective income tax rate was 43.8 percent for the three months ended September 30, 1999 compared with 41.4 percent for the three months ended June 30, 1999. The sequential increase was primarily due to the nondeductible Ohio HMO goodwill impairment charges. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

Diluted Earnings Per Share. For the three months ended September 30, 1999, net income was $69 million or $1.54 diluted earnings per share compared to net income of $69 million or $1.49 diluted earning per share for the three months ended June 30, 1999. The change was due to the following:

                                                             THREE MONTHS ENDED
                                                             ------------------
Diluted earnings per share -- June 30, 1999................        $ 1.49
Improved operations:
  Government gross margin performance......................          0.08
  Commercial gross margin performance......................          0.12
  Other income performance.................................          0.04
  Marketing, general and administrative expenses...........         (0.18)
                                                                   ------
          Total improved operations........................          0.06
Net investment income and interest expense.................         (0.01)
Accretive impact of treasury stock purchases...............          0.04
                                                                   ------
Diluted earnings per share before impairment, disposition,
  restructuring and other charges..........................          1.58
Impairment, disposition, restructuring and other charges...         (0.04)
                                                                   ------
Diluted earnings per share -- September 30, 1999...........        $ 1.54
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

Membership. We expect government membership to increase two to four percent by December 31, 1999 compared to December 31, 1998. We continue to expand our membership retention programs and target group retiree members in our existing markets. We also continue to focus our marketing efforts on growing membership as our competitors exit markets in which Secure Horizons will remain. These increases will be partially offset by our exit from certain rural markets and our exit from Dayton, Ohio.

We expect commercial membership for the year ended December 31, 1999 to increase three to four percent compared to December 31, 1998. The majority of the growth will be in California and Colorado where we continue to focus our marketing efforts on membership renewal and national accounts.

In 2000, we expect membership to increase primarily as a result of in-market acquisitions, including those we have already announced.

Premiums. We expect premium rate increases of three percent for Medicare and six percent for commercial for the nine months ended September 30, 1999 to be sustained for the remainder of 1999. Our emphasis continues to be on renewing commercial employer contracts with price increases sufficient to maintain or improve margin performance.

Commercial HMO premium rate increases for 2000 will range from four to eight percent. Effective January 1, 2000, we expect to receive a weighted average premium increase of 3.5 percent from the Health Care Financing Administration. In addition, we plan to increase Secure Horizons member paid supplemental premiums for approximately 45 percent of our Secure Horizons members.

Membership and Premium Risk Factors. An unforeseen loss of profitable membership or a change in premium expectations could negatively affect our financial position, results of operations and cash flows. Factors that could contribute to the loss of membership or lower premiums include:

- Our failure to obtain new customers or retain existing customers;

- The effect of premium increases, benefit changes and member paid supplemental premiums and copayments;

- Our exit from certain markets;

- Reductions in work force by existing customers;

- Negative publicity and news coverage;

- Inability of our marketing and sales plans to attract new customers; and

- Our loss of key executives or key employees.

Other Income. In 1999, we expect other income to be comparable to or slightly higher than 1998. In 2000, we expect other income to grow modestly, primarily related to increased pharmacy mail-service revenues.

Health Care Costs. Our profitability depends, in part, on our ability to control health care costs while providing quality care. Our primary focus is securing cost-effective physician, hospital and other health care provider contracts to maintain our qualified and stable network of providers in each geographic area we serve. Through September 30, 1999, consolidated medical and hospital costs were trending between two and four percent higher. Other costs, the majority of which is prescription drugs, were trending between 12 and 14 percent higher. These health care cost trends are expected to continue into 2000 with slight increases. These increases are reflected in our premium rate increase expectations. About 75 to 80 percent of our membership are under capitated hospital arrangements, a decrease from 85 percent at the end of 1998. This shift has resulted in higher health care costs. Some of the medical and hospital increases will be in the form of increased capitation rates, designed to improve the network stability of our capitated providers.

Prescription drug cost increases are driven by drug utilization, cost per prescription and new pharmacy products. We use prescription drug formularies as a way of controlling health care costs. Formularies are lists of physician recommended drugs in different therapeutic classes that have been reviewed for safety, efficacy and value. These lists help ensure that members get the right prescription at the right time in the right dose, avoiding potential adverse effects. Formularies also ensure that the price is right; if two medications have the same effect, the less expensive option (often a generic alternative) is recommended. Medically necessary drugs not included in the formulary can be obtained through our authorization process. We continue to conduct member and physician education programs to provide information on the appropriate use of generic drugs, over the counter drugs and antibiotics. Many of our medical groups share the financial risk for prescription drugs to find the most effective and cost-efficient treatments for our members. Prescription drug benefit changes for Secure Horizons members have been implemented in almost all our geographic areas for 2000 as a way of controlling this health care cost component.

We continue to evaluate the financial stability of our providers, focusing on providers with significant membership in key geographic areas and providers that have been identified as a poor risk. We are also seeking to improve provider stability by taking steps to minimize insolvency risk. This includes developing contingency plans to shift membership to other providers, supplementing utilization management review personnel of the provider group and reviewing operational and financial plans to increase financial stability. We believe our September 30, 1999 provider insolvency reserves are adequate. These reserves are intended to pay for September 1999 and prior health care services that may not be paid by insolvent or unstable providers.

Government Medical Care Ratio. We expect the 1999 government medical care ratio to increase from 86.5 percent in 1998. Higher provider costs (both capitated and shared risk) and pharmacy costs will increase the 1999 medical care ratio. These will be partially offset by premium rate increases, improvements in hospital utilization management and our exit of rural markets in certain states plus the disposition of our Utah HMO. Because we intend to pass a majority of 2000 premium increases to providers to offset increasing health care costs, the government medical care ratio for next year is expected to be comparable to or slightly higher than 1999.

Commercial Medical Care Ratio. We expect the 1999 commercial medical care ratio improvements made to date to continue for the remainder of the year. Higher provider costs (both capitated and shared risk) and pharmacy costs will increase the 2000 medical care ratio. These will be partially offset by premium rate increases and improvements in hospital utilization management.

Medical Care Ratio Risk Factors. Increases in the government and/or commercial medical care ratio could have an adverse effect on our profitability. Uncertainties that could have a negative impact on our medical care ratio include:

- Medical and prescription drug costs that rise faster than premium increases;

- Increases in utilization and costs of medical and hospital services;

- The effect of federal and/or state legislation on our ability to secure cost-effective contracts with providers;

- The effect of actions by competitors or groups of providers;

- Termination of provider contracts, provider insolvency or renegotiation of such contracts at less favorable rates or terms of payment;

- Legislation that gives physicians collective bargaining power;

- The September 1999 announcement of drug benefit changes effective January 1, 2000 that could result in increased pharmacy utilization during the fourth quarter of 1999; and

- The mix of our capitated and non-capitated provider contracts.

We have and may continue to incur additional health care costs. The effect of these risks and the need for additional provider insolvency reserves could have a material effect on our results of operations or cash flows. We believe, however, that such reserves would not materially affect our consolidated financial position.

Marketing, General and Administrative Support. In 1999, we expect marketing, general and administrative expenses as a percentage of operating revenue to remain comparable to or slightly decrease from the 1998 rate of 11.4 percent because we expect to realize continued efficiencies from the FHP acquisition and new technologies that are implemented. The California HMO's final conversion from FHP information systems to PacifiCare systems was completed in June 1998, so 1999 will be the first full year of integrated operations. In 2000, we expect marketing, general and administrative expenses as a percentage of operating revenue to be comparable to or increase slightly compared to 1999.

Marketing, General and Administration Risk Factors. The following factors could have an adverse impact on marketing, general and administrative expenses:

- The need for additional advertising, marketing, administrative or management information systems expenditures;

- The inability of marketing and sales plans to attract new customers;

- The need for increased claims administration for capitated providers;

- Integration costs for Harris that exceed expectation; and

- The need for investments in medical management resources and technology.

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

Effective Tax Rate. We expect the 1999 effective tax rate to be comparable to the rate for the nine months ended September 30, 1999. We expect the 2000 effective tax rate to be approximately 41 to 42 percent. Although we are not expecting additional nondeductible goodwill impairments (which increased the 1999 year-to-date effective tax rate from 41.4 percent at June 30 to 42.2 percent at September 30) we are expecting less tax-exempt investment income. There can be no assurance that pretax income will increase as projected or that future business decisions will not impact the current effective tax rate.

Year 2000. We have tested and certified as Year 2000 compliant all of our internal systems and components. PacifiCare implemented a Year 2000 compliance program to address all major computing information systems, including core application systems, networks, desktop systems, infrastructure, and critical information supply chains. In addition to all major information systems, we have verified that all date fields and calculations used in critical business processes will be Year 2000 compliant. Under the program we have also addressed our external Year 2000 related risks which arise from the Year 2000 readiness of third parties with whom we maintain ongoing relationships.

The Year 2000 compliance program included the following phases for our internal systems, which are listed in logical order, but were addressed concurrently as appropriate:

- Awareness and Communication. We have undertaken an ongoing company-wide communication and education effort to ensure that there is a clear understanding of the Year 2000 problem and associated risks.

- Inventory and Assessment. We have completed a company-wide inventory of all internal computer information systems and their components, including infrastructure equipment and hardware, software applications and information supply chains. Through the inventory, we have assessed the business risks and Year 2000 compliance status of each system component. For components that were not Year 2000 compliant, a preliminary remediation plan was developed that included the Year 2000 remediation, action required and the time and resources needed to accomplish it. We established priorities based on the relative business critical function of each system component.

- Remediation, Testing, and Certification. We have tested each computer information system and component for Year 2000 compliance, using industry standards. If actual test results were acceptable, we certified the tested system or component as Year 2000 compliant. If the test identified any issues, we took steps to correct the system or component and then retest the corrected system or component as necessary to achieve certified compliance.

- Implementation and Close. A final review has been completed and we have confirmed that the remediated systems and components have met all Year 2000 compliance objectives.

When our Year 2000 compliance program was first established in 1996, we focused on existing systems and did not contemplate acquisitions of other companies. These core computing programs became Year 2000 compliant in 1998. Prior to 1999 the total cost to make our pre-FHP core computing information systems Year 2000 compliant was approximately $6 million. Amounts spent during the third quarter of 1999 were insignificant.

With the February 1997 FHP acquisition, we originally expected the Arizona, Colorado, Nevada and Ohio HMOs to shift to our pre-FHP core computing information systems throughout 1998 and 1999 as providers moved to delegated capitation arrangements. In the second quarter of 1998, we determined that while we had successfully moved some of these providers to capitation arrangements, the provider networks did not have sufficient infrastructure to administer the claims under a fully delegated capitated arrangement. We concluded that our HMOs in these states will need to continue to administer claims on behalf of providers. Because the claims-based FHP core systems function more effectively than our core computing systems for claims administration on behalf of non-delegated delivery systems, we decided to maintain the FHP systems. As a result, the scope of our Year 2000 compliance activities was expanded to include the FHP computer system. We have successfully modified the FHP systems to be Year 2000 compliant at the end of September 1999. Through September 30, 1999, our 1999 costs for remedying the FHP systems have been approximately $3 million. Prior to 1999, our costs incurred were approximately $3 million.

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

Office of Personnel Management Contingencies. We intend to negotiate with OPM on any existing or future unresolved matters to attain a mutually satisfactory result. There can be no assurance that any ongoing and future negotiations will be concluded satisfactorily, that additional audits will not be referred to the Department of Justice, or that additional, possibly material, liability will not be incurred. We believe that any ultimate liability in excess of amounts accrued would not materially affect our consolidated financial position. However, such liability could have a material effect on results of operations or cash flows of a future quarter if resolved unfavorably.

Liquidity and Capital Resources. As of September 30, 1999, we had a $1.3 billion credit facility under which we had $525 million in borrowings outstanding. Additional borrowings or amendments to our credit facility may be necessary if HCFA and OPM are unable to remit funds as a result of year 2000 compliance issues.

Currently the terms of our credit facility permit us to repurchase up to $500 million of our outstanding common stock. To repurchase the maximum number of shares authorized, we will need to negotiate changes to our existing credit facility or obtain alternative financing. We are evaluating our options, but may fund repurchases through a combination of cash flow and long and short term debt.

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

Risk-Based Capital Requirements. The National Association of Insurance Commissioners has proposed that states adopt risk-based capital standards that, if implemented, would require new minimum capitalization limits for health care coverage provided by HMOs and other risk-bearing health care entities. To date, Colorado and Washington are the only states where we have HMO operations that have adopted these standards. We do not expect this legislation to have a material impact on our consolidated financial position in the near future if other states where we operate HMOs adopt these standards. We believe that cash flows from operations will be sufficient to fund any additional 1999 risk-based capital requirements. Furthermore, borrowings under the credit facility could be used for risk based capital requirements, if necessary.

Legislation and Regulation. Changes in state and federal legislation may negatively impact our financial and operating results. These changes may increase our medical care ratios, decrease our membership or otherwise adversely affect our revenues and our profitability. As of September 30, 1999, approximately 59 percent of our revenue came from our Medicare business. Changes that could affect us materially include:

- Limitations on premium levels;

- Increases in minimum capital, reserves, and other financial viability requirements;

- Prohibition or limitation of capitated arrangements or provider financial incentives;

- New benefit mandates including mental health parity which becomes effective July 1, 2000;

- Limitations on the ability to manage care and utilization due to willing provider and direct access laws;

- Adoption on the federal and/or state level of legislation that holds HMOs liable for malpractice; and

- A provision of the Patient's Bill of Rights that allows individuals to sue their health plans in State Courts.

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

1999 Diluted Earnings Per Share. The full year 1999 expectations are expected to remain on track with our previously stated guidance that 1999 diluted EPS will grow 40 to 45 percent from the $4.40 diluted EPS reported for 1998. Our 1999 expectations exclude new acquisitions or dispositions and changes to health care cost trends resulting from member fears of the "millennium bug."

2000 Diluted Earnings Per Share. Our goal is to increase 2000 diluted EPS approximately 15 percent from 1999 reported diluted EPS through a combination of improved performance, acquisitions, divestitures and share repurchases.

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

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

See Note 6 of the Notes to Condensed Consolidated Financial Statements.

ITEM 2: CHANGES IN SECURITIES

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

President and Chief Operating Officer, Jeffrey M. Folick, announced that he intends to transition into a less active role with PacifiCare. He will act as Executive Vice President and will oversee our specialty product companies until a permanent leader is named. Alan R. Hoops, Chairman and Chief Executive Officer, will assume the role of President and also continue as Chief Executive Officer and board member. David A. Reed, who has served as a director of PacifiCare for seven years and participates on our Audit Committee, will lead the board of directors as chairman.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
          15       Letter re: Unaudited Interim Financial Information
          20       Independent Accountants' Review Report
          27       Financial Data Schedule (filed electronically)
          99       Press release, dated November 4, 1999

(b) Reports on Form 8-K

On September 17, 1999, we filed a Form 8-K in connection with the resignation of Robert B. Stearns as Executive Vice President and Chief Financial Officer, and also in connection with certain organizational and leadership changes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PACIFICARE HEALTH SYSTEMS, INC.
                                          (Registrant)

Date: November 11, 1999                   By:       /s/ ALAN R. HOOPS
                                            ------------------------------------
                                                       Alan R. Hoops
                                               President and Chief Executive
                                                           Officer

Date: November 11, 1999                   By:     /s/ MARY C. LANGSDORF
                                            ------------------------------------
                                                     Mary C. Langsdorf
                                              Senior Vice President, Corporate
                                                          Controller
                                            and Interim Chief Financial Officer

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
      15       Letter re: Unaudited Interim Financial Information
      20       Independent Accountants' Review Report
      27       Financial Data Schedule (filed electronically)
      99       Press release, dated November 4, 1999