Form 10-K
period 1999-12-31
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 2000-03-30
CIK 1027974

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

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates of the Registrant on February 29, 2000 was approximately $927,600,000.

The number of shares of common stock outstanding at February 29, 2000 was approximately 35,900,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PACIFICARE HEALTH SYSTEMS, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................   13
Item 3.   Legal Proceedings...........................................   13
Item 4.   Submission of Matters to a Vote of Security Holders.........   14

                                  PART II

Item 5.   Market for the Company's Common Equity and Related
          Stockholders Matters........................................   15
Item 6.   Selected Financial Data.....................................   15
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   18
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   37
Item 8.   Consolidated Financial Statements and Supplementary Data....   37
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   37

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   38
Item 11.  Executive Compensation......................................   43
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   51
Item 13.  Certain Relationships and Related Transactions..............   53

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   54

                                     PART I

ITEM 1. BUSINESS

HMOS AND HMO-RELATED PRODUCTS AND SERVICES. PacifiCare Health Systems, Inc. is one of the nation's leading managed health care services companies, serving approximately 3.7 million members in nine states and Guam as of December 31, 1999. We operate health maintenance organizations ("HMOs") and offer HMO-related products and services.

Our commercial plans offer a comprehensive range of products to employer groups and individuals, including HMO, Preferred Provider Organization ("PPO") and Point of Service ("POS") plans. An HMO is a health care organization that combines aspects of a health care insurer with those of a health care provider by arranging health care services for its members through a defined provider network at a reduced deductible or nominal copayment. A PPO is a selected group of providers, such as medical groups, that offers discounted fee-for-service health care. POS plans combine the features of an HMO with the features of a traditional indemnity insurance product, allowing members to choose from a network of providers at a lower cost, or from other physicians at a higher deductible or copayment. Our Medicare program and commercial plans are designed to deliver quality health care and customer service to members at cost-effective prices. We also offer a variety of specialty HMO managed care and HMO-related products and services that employers can purchase as a supplement to our basic commercial plans or as stand-alone products. These products include life and health insurance, behavioral health services, dental and vision services and pharmacy benefit management. We generally provide these specialty services through subcontracts or referral relationships with other health care providers.

BUSINESS OPERATIONS

In September 1999, we announced that we had organized our company in three divisions: Health Plans, Specialty Products and a Seniors division. This realignment, effective in 2000, will allow each division to focus on its customers, markets and growth opportunities. Our Medicare and commercial HMO health plans and life and health insurance companies, which operate in nine states and serve 3.7 million members, fall within the Health Plans division. This new division integrates services that had been operated through regional and local offices with the programs operated through the corporate headquarters. The goal of this integration is to bring cost savings and synergies to our HMO operations.

Our behavioral health, dental and vision and pharmacy benefit management subsidiaries operate within the Specialty Products division to focus on growth opportunities. The third division, a Seniors division, researches and develops health, lifestyle and ancillary products and services marketed to older adults. We will take advantage of our experience in this growing market segment through our 14 years of experience with SecureHorizons(R), our Medicare+Choice HMO program.

HEALTH PLANS DIVISION

PacifiCare's government and commercial membership at December 31, 1999 was as follows:

                                            GOVERNMENT(1)   COMMERCIAL     TOTAL     PERCENT OF TOTAL
                                            -------------   ----------   ---------   ----------------
Arizona...................................       89,300       105,000      194,300          5.3%
California................................      608,100     1,720,000    2,328,100         63.7
Colorado..................................       78,200       318,300      396,500         10.9
Guam......................................           --        41,500       41,500          1.1
Nevada....................................       28,500        35,100       63,600          1.7
Ohio......................................       16,500        42,700       59,200          1.6
Oklahoma..................................       29,000        84,300      113,300          3.1
Oregon....................................       36,500       109,000      145,500          4.0
Texas.....................................       64,100       112,600      176,700          4.8
Washington................................       64,400        74,900      139,300          3.8
                                              ---------     ---------    ---------        -----
          Total membership................    1,014,600     2,643,400    3,658,000        100.0%
                                              =========     =========    =========        =====

---------------
(1) The government program represents the Medicare line of business.

SECURE HORIZONS PROGRAM

GENERAL. For Medicare beneficiaries, we offer health care services through our Secure Horizons program. The Secure Horizons program is the largest Medicare+Choice program in the United States (as measured by membership). Secure Horizons membership has grown from approximately 0.4 million members at December 31, 1994 to approximately 1.0 million members at December 31, 1999. Beginning January 1, 1999, the new Medicare+Choice program replaced the Medicare risk program and all of our Medicare HMO operations qualified and continue to provide services to Medicare beneficiaries under this program.

PREMIUMS. Our Medicare+Choice contracts entitle us to per-member per-month payments on behalf of each enrolled Medicare beneficiary. In addition, we, and all participants in the Medicare+Choice program, are subject to periodic adjustments to premiums based upon retroactive changes in members' status such as Medicaid eligibility. These periodic adjustments can be positive or negative. In 1999, our payments from the Health Care Financing Administration ("HCFA") were based on a mix of the average annual cost of providing traditional fee-for-service Medicare benefits to the Medicare population in each county and nationally. The payment was also adjusted for each individual based upon demographic factors including the age, gender, zip code, Medicaid status as well as certain health status information relating to each enrollee. Effective January 1, 2000, HCFA further began adjusting payments based upon health status. Under HCFA's new risk-adjusted methodology, plans with enrollees who were hospitalized for more than one day in the previous year for select disease conditions including certain cancers, cardiovascular problems, diabetes, and neurological disorders will be paid more for those enrollees than for enrollees without those conditions. The higher payments are determined from data that we and all other Medicare+Choice contracting organizations have supplied to HCFA. In addition, payments from HCFA are subject to annual limits on the growth of overall payments to Medicare+Choice contracting organizations. See "Government Regulation and Proposed Legislation -- HCFA" and "Government Regulation and Proposed Legislation -- Adjusted Community Rate Filings."

The per-member revenue we receive from the government for enrollees in the Secure Horizons program has been and will continue to be more than three times higher than the per-member revenue we receive from enrollees in our commercial plans primarily because of the higher medical and administrative costs of serving a Medicare member. As a result, the Secure Horizons program accounted for approximately 60 percent of our consolidated premium revenue for the year ended December 31, 1999, even though it represented only 28 percent of our total membership.

Our Medicare+Choice contracts are renewed every 12 months unless we or HCFA elect to terminate them. HCFA may also terminate our Medicare+Choice contracts if we fail to continue to meet compliance standards. Termination of our Medicare+Choice contracts would have a material effect on our financial position, results of operations or cash flows of a future period. We have had these contracts in some states for at least 14 years and we have no reason to believe that such terminations would occur.

COMMERCIAL PLANS

GENERAL. For the commercial employer market, we offer a range of products and benefit plan designs that vary in the amount of member copayments. These options allow employers flexibility in selecting cost-effective benefit packages for their employees. Our commercial membership has grown from approximately 1.0 million members at December 31, 1994 to 2.7 million members at December 31, 1999. Our commercial plans offer a comprehensive range of products to employer groups and individuals, including HMO, Preferred Provider Organization ("PPO") and Point of Service ("POS") plans. A PPO is a selected group of providers, such as medical groups, that offers discounted fee-for-service health care. POS plans combine the features of an HMO with the features of a traditional indemnity insurance product, allowing members to choose from a network of providers at a lower cost, or from other physicians at a higher deductible or copayment.

PREMIUMS. In our commercial plan pricing, we use underwriting criteria as an integral part of our commercial risk management efforts. Underwriting is the process by which a health plan assesses the risk of enrolling employer groups (or individuals) and establishes appropriate or necessary premium rates. The setting of premium rates directly affects a health plan's profitability and marketing success. See "Health Care Costs and Provider Relationships." We cannot employ underwriting techniques for the Secure Horizons program because of regulations that require us to accept nearly all Medicare beneficiaries.

FEDERAL EMPLOYEES. Our HMOs also have commercial contracts with the United States Office of Personnel Management ("OPM") to provide managed health care services to approximately 171,000 members under the Federal Employee Health Benefits Program ("FEHBP") for federal employees, annuitants and their dependents as of December 31, 1999. See "Government Regulation and Proposed Legislation -- OPM" and Note 10 of the Notes to Consolidated Financial Statements.

COMMERCIAL RETIREE PRODUCTS. In response to the needs of employers to provide cost-effective health care coverage to their retired employees who may or may not be currently entitled to Medicare, we offer the Secure Horizons retiree product. This product draws on our Medicare expertise by offering provider networks that are similar to those offered to our Secure Horizons enrollees. We set our premiums generally based on the same revenue requirements needed to provide services to Secure Horizons members. The retiree product gives us access to individuals who, once familiar with our services and delivery system, may enroll in Secure Horizons when they become eligible for Medicare benefits.

LIFE AND HEALTH INSURANCE. We are licensed through our subsidiaries, PacifiCare Life and Health Insurance Company and PacifiCare Life Assurance Company, to issue life and health care insurance in 38 states, including each of the states where our HMOs operate, the District of Columbia and Guam. Under our new structure, when our sales and marketing representatives promote our HMO commercial product line, they will offer managed health care insurance products to employer groups at the same time. This allows us to form multi-option health benefits programs, including our PPO and POS plans. In addition, other supplementary insurance products offered to employer groups include group term life, indemnity dental and indemnity behavioral health benefits.

SPECIALTY PRODUCTS DIVISION

In addition to our HMO operations, we provide a range of specialty managed care products that supplement our HMO products and are primarily sold in our commercial plans. These products have been organized as one division and include:

BEHAVIORAL HEALTH SERVICES. PacifiCare Behavioral Health of California, Inc. is a California licensed specialized health care service plan that provides behavioral health care services, including chemical dependency benefit programs, primarily to our California and other HMO commercial members. Outside of California, PacifiCare Behavioral Health, Inc. contracts with our HMOs and employers to manage their respective mental health and chemical dependency benefit programs.

DENTAL AND VISION SERVICES. PacifiCare Dental, a California licensed HMO dental plan, and PacifiCare Dental & Vision Administrators, a third-party administrator of indemnity and PPO dental and vision plans, provide HMO, PPO and fee-for-service dental and PPO vision benefits directly to individuals and employer groups and indirectly to seniors through Secure Horizons. We currently offer these products in five states: California, Colorado, Nevada, Oregon and Washington.

PHARMACY BENEFIT MANAGEMENT. PacifiCare Pharmacy Centers, Inc., dba Prescription Solutions(R), is one of the industry's largest pharmacy benefit management companies. Prescription Solutions offers pharmacy benefit management services to HMOs, including our HMOs, and employer groups that are self-insured for prescription drugs. Clients of Prescription Solutions have access to a pharmacy provider network that features independent and chain pharmacies and a variety of cost and quality management capabilities. Prescription Solutions also provides its clients with an array of fully integrated services, including mail order distribution, an extensive network of retail pharmacies, claims processing and sophisticated drug utilization reporting. Prescription Solutions launched its e-commerce initiative this year as a means of improving member services and moving more medications to its mail service operation. We will continue to enhance the services available in this area, including the offering of non-prescription items such as over-the-counter medications and durable medical equipment supplies.

SENIORS DIVISION

Our newly formed Seniors division researches and develops health, lifestyle and ancillary products and services marketed to older adults. As we define our business opportunities and strategies, we will take advantage of our experience in this growing market segment through our 14 years of experience through Secure Horizons. Currently, the division is comprised of:

MEDICARE+CHOICE MANAGEMENT. Formed to promote our expertise in the Medicare+Choice area, Secure Horizons USA, Inc., ("SHUSA") licenses the Secure Horizons name and provides management services to HMOs and health care delivery systems that seek participation in the Medicare+Choice program. SHUSA's management services include marketing, provider contracting and administrative services. The fee charged by SHUSA is generally based on a percentage of a licensee's revenue. SHUSA has agreements in New Mexico with Presbyterian Healthcare Services, Inc. and in New England with Tufts Associated Health Maintenance Organization, Inc.

BUSINESS STRATEGY

PacifiCare's objective is to be the leading health plan in the western United States and to gain new growth opportunities in our specialty products and the older adult market. To achieve these objectives, we intend to pursue the following strategies:

PURSUE MARKET LEADERSHIP IN THE WESTERN UNITED STATES TO ACHIEVE OPERATING EFFICIENCIES AND REDUCE DEPENDENCE ON MEDICARE BUSINESS. Our Health Plans division intends to pursue primarily commercial membership growth within the following states that we are targeting as our primary HMO market: Arizona, California, Colorado, Guam, Nevada, Oklahoma, Oregon, Texas and Washington. We believe that by gaining market leadership within the western region, we can more effectively enhance our brand recognition and gain additional operating efficiencies, including in our provider contracting. By focusing on commercial membership growth, we intend to reduce our exposure to risks associated with our Medicare business, including the government's evolving reimbursement policies. We will target our marketing efforts at large and medium size employers in these states, focusing on potential growth opportunities. To reduce membership acquisition costs, we will use the Internet, in addition to our other marketing efforts, to target individuals and small employers (with fewer than 50 employees) in California. We plan to introduce similar Internet strategies for individuals and small employers in markets outside of California by the end of 2000.

IMPLEMENT NEW INITIATIVES TO IMPROVE OPERATING PERFORMANCE. Our Health Plans division has completed an efficiency and effectiveness review of all of its operations and identified potential savings and synergies. These initiatives include streamlining provider contracting and reorganizing our sales and marketing teams and human resources department. We expect to implement the initial initiatives within the next twelve months. As an ongoing process, we intend to continue to seek out opportunities for new sources of efficiency and cost savings.

PURSUE GROWTH THROUGH STRATEGIC ACQUISITIONS. As part of our commercial growth strategy, we intend to purchase smaller health plans in our target markets. As of January 1, 1999, there were more than 80 health plans with fewer than 100,000 members operating within the states of our target market. Consistent with this strategy, in 1999 we acquired 15,000 commercial members in Texas as well as ANTERO Health Plans in Colorado, which added approximately 32,000 commercial members and 4,000 Medicare members. In February 2000, we acquired Harris Methodist Texas Health Plan and Harris Methodist Health Insurance Company in Texas, adding approximately 250,000 commercial members and 50,000 Medicare members. During the first quarter of 2000, we will assume from the QualMed Plans approximately 25,000 to 28,000 commercial members in Colorado and approximately 24,000 commercial members in Washington.

EXPAND OUR SPECIALTY PRODUCTS AND SENIORS DIVISIONS. We intend to expand our marketing activities for our specialty products to grow the division's revenues. For example, Prescription Solutions is expanding its mail order capacity so that it can service more business that is independent of the services we provide to our HMO businesses. We intend to market these services to other health plans within the states of our target HMO market. The Specialty Products division will also continue to develop competencies to better serve customers outside of our HMO business, as well as increase the synergies between our core businesses. The Seniors division will research and develop products and services that are not HMO-based that can be marketed to older adults.

COMPETITION

The health care industry is highly competitive, both nationally and in PacifiCare's HMO and specialty product markets. Consolidation in the health care industry has resulted in fewer but larger competitors, including insurance carriers, other HMOs, employer self-funded programs and PPOs, some of which have substantially larger enrollments or greater financial resources than PacifiCare. As a result of this consolidation, we have become one of the larger HMOs in the country with a concentration in the western United States.

PacifiCare competes with CIGNA Corporation, Aetna Inc. and UnitedHealth Group for membership from national employers. We also compete with regional HMOs which vary depending on the geographic market. Regional competitors include Kaiser Foundation Health Plan, Foundation Health Care Systems, WellPoint Health Networks Inc., and Humana, Inc. We also offer a regional alternative for national employers who are willing to support multiple health plans to maintain plans that best suit the needs of employees within a specific region. PacifiCare has the highest Medicare membership in the nation, both in absolute terms and as a percentage of overall membership, offering significant competitive advantages and economies of scale in the Medicare+Choice market. Many health plans have exited the Medicare HMO market due to changes in federal law, beginning with the Balanced Budget Act of 1997 ("BBA"), that reduced Medicare reimbursement rates. While we have benefited in certain regions from our competitors' market exits, the long-term impact of the BBA on enrollment trends in Medicare+Choice HMO programs is uncertain.

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

Our behavioral health and dental and vision products supplement our HMO products and are sold primarily as part of our commercial plans. Our pharmacy benefit management product, Prescription Solutions, is an integral part of our commercial and Medicare products; however, Prescription Solutions is also sold as a stand-alone product. Competitors include Merck-Medco Managed Care, WellPoint Pharmacy Management, PCS Health Systems, Med Impact, Express Scripts and Advance Paradigm.

We believe that to retain our health plans' competitive advantages we should continue to focus on building market share in our existing markets, as well as develop additional products and services. Other factors that we believe give us competitive advantages are:

-  Strong underwriting and pricing practices and staff;

-  Significant market position in certain geographic areas;

-  Financial strength;

-  Long-term operating experience in managed care;

- A generally favorable marketplace reputation with providers, members and employers;

-  An extensive provider network;

- A primary reimbursement model that allows physicians, rather than HMO administrators, to make decisions regarding medical care;

-  A relatively stable cost structure;

-  A focus on the Medicare+Choice market, creating significant purchasing power;

-  A strong brand identity;

-  Emphasis on providing high quality customer service; and

-  An effort to continually improve the quality of care provided to our members.

HEALTH CARE COSTS AND PROVIDER RELATIONSHIPS

GENERAL. The cost of drugs and medical services have been rising in the past few years and we expect that they will continue to rise, causing HMO insurance premiums to increase. The reasons for the increases have been numerous, including:

-  An aging population, which has greater medical needs;

-  The availability of more costly diagnostic and therapeutic procedures;

-  New laws and regulations specifying covered services;

- Increased prices for medications and the introduction of more expensive medications;

-  Defensive medical practices due to physician fear of lawsuits;

-  Significant investments by pharmaceutical companies in advertising campaigns;

- Growth in the number of hospitals and medical specialists, resulting in increased use of services; and

- Consumer demand for easy access to providers, low out-of-pocket costs and coverage of lifestyle drugs.

Our profitability depends on our ability to successfully implement premium increases that will keep pace with the rising costs of health care. Also impacting our profitability is our ability to control health care costs while providing quality care. Our focus is both securing cost-effective physician, hospital and other health care provider contracts to maintain our qualified network of providers in each geographic area we serve, as well as improving the medical management of health services.

PROVIDER CONTRACTING ARRANGEMENTS. We use contracting processes that include analysis and modeling of underlying cost and utilization assumptions. Through these processes, we expect to enhance provider performance under PacifiCare contracts and identify strategies to increase the likelihood of provider success. Some of our provider contracts have one-year terms. However, we have entered into a number of multiple-year contracts with physician groups to ensure the quality and stability of our provider network. We believe improved business consultation and management tools, including more thorough data reporting and financial analysis of expected performance of our contracts, will enable us to create more financially successful provider networks.

- Capitation Arrangements. PacifiCare typically contracts with physician organizations as well as most hospitals and ancillary providers on a prepaid, capitated fixed-fee per-member-per month, regardless of the services provided to each member. Capitation payments to providers may be based on a percentage of the premium we receive, which is especially true for our Secure Horizons contracts, or a fixed per-member per-month amount that is adjusted to reflect membership age, sex and benefit variation. Under capitation arrangements, the physician group influences medical utilization and controls costs through referrals, hospitalization and other services. At December 31, 1999, approximately 95 percent of our members were in contracts that are capitated for professional risk. Medical groups may potentially assume delegated administration functions, including medical management and claims processing to support management of health care services under PacifiCare's capitation contracts:

   -- Provider Delegated Administration. Approximately 80 percent of our capitated provider networks have qualified through our assessment processes to perform some or all of the delegated, administrative functions associated with operating in a capitated environment. In those situations, we provide support for their administrative functions to help them achieve greater levels of efficiency while promoting the health status of our members. We believe one of our core competencies is our ability to manage delegated provider relationships.

   -- HMO Direct Administration. Other provider groups do not have the capability to manage the administrative functions associated with operating in a capitated environment. With such providers, we perform all the direct management functions, such as paying claims and providing medical management on their behalf. In addition, we work with those providers to assist them in developing the capability to assume a greater share of the administrative functions. We continue to develop our own expertise in this area to ensure that we can continue to build strong provider networks for our members in existing and new markets where providers may not be capable of performing these functions.

- Fee-for-Service Arrangements. We contract with other hospitals and ancillary providers, as well as some individual physicians or physician organizations, to receive payments based on billed charges, often discounted, for the service provided.

- Direct Physician Management Model ("DPM"). Where the provider community is not organized around aggregate physician groups or requires more extensive medical management and/or administrative service, PacifiCare contracts with physicians directly through its DPM model. DPM allows individual physicians to serve our members through a program that generally compensates physicians on a discounted fee-for-service basis and incorporates some elements of risk-sharing, while PacifiCare performs all administrative functions required for effective management of quality, medical costs and claims payment. We designed the DPM model to be user friendly and efficient in the delivery of administrative services.

- Incentive Arrangements. Our HMOs share the risk of certain health care costs through both capitation and DPM. We provide additional incentives to the physicians or medical groups for improving quality, as well as the appropriate utilization of hospital inpatient, outpatient surgery and emergency room services.

HEALTH CARE COST TRENDS. Since the end of 1998, we have seen a trend of hospital providers electing not to renew capitated contracts and opting for either fee-for-service or shared-risk hospital arrangements. As a result of this trend, the percentage of consolidated members under capitated arrangements for hospital contracts has decreased from 85 percent at the end of 1998 to 75 percent to 80 percent at the end of 1999. As hospital capitation arrangements decrease, we bear more risk for higher costs and utilization.

MEDICAL MANAGEMENT REDESIGN. We continue to believe that delegation of certain functions empowers our providers to provide quality service and care. We are seeking to reduce our exposure to provider insolvency by using more rigorous standards to determine whether a provider can have delegated status or maintain its status. We currently delegate to fewer providers than we have in the past for medical management and claims payment, a trend we expect to continue through the next few years. We upgraded our tracking and assessment tools to enable more proactive identification of potential provider stability and solvency issues. The tools are deployed on an ongoing basis to detect problems and avoid network disruptions for our members and to minimize our financial risk. Provider assessments focus on indicators of solvency problems, including liquidity and cash management, underlying cost and utilization patterns, and operational and management deficiencies. When our delegated providers require assistance, we provide clinical and management tools, clinical and operational best practices and performance benchmarks.

We are exploring new strategies for improving medical management core competencies we put in place. Examples of such strategies include automating the pre-certification and concurrent review process based on objective criteria, auto-adjudicating claims based on prior authorization, investing in decision support software, investing in improved training and needs assessment of internal staff to assure consistent determinations of coverage and management issues, and re-engineering workflows to maximize efficiencies. To support our vision of provider success, we will make the tools and best practices we develop available to all our providers.

NETWORK STABILITY. We believe improved business consultation and management tools, including more thorough data reporting and financial analysis of expected performance of our contracts, will enable us to create more financially successful provider networks. We work closely with our provider partners to ensure the strength and quality of our network. Under fee-for-service contracts, PacifiCare has no insolvency risk; however, we do have increased utilization risk. Under our capitated arrangements, we face the risk of a provider becoming insolvent. Depending on state law, we may be held liable for unpaid health care claims that were the responsibility of the capitated provider. Regardless, our business consultation services, including on-site financial and operational audits of medical groups, provider profiles, and corrective action plans, provide monitors and management tools to maximize network stability.

QUALITY IMPROVEMENT

GENERAL. We are convinced that providing our members access to continually improved health care services leads to improved health for our members. To assure this, we focus on provider peer review procedures, member quality initiatives and national industry measures.

PROVIDER PEER REVIEW PROCEDURES. We have established a comprehensive peer review procedure at each HMO, governed by a quality improvement committee. The medical director for each HMO chairs that HMO's committee. Each committee consists of health plan clinical professionals and physician representatives from the contracted physician groups. All physicians are initially credentialed and approved by that HMO's quality improvement committee. The quality assessment includes evaluating the performance of that physician, as well as the quality of the providers' medical facilities, medical records, laboratory and x-ray licenses and its capacity to handle membership demands. We also engage in ongoing quality reviews of our existing providers to ensure that members are receiving quality medical care. A highlight of our physician management program is our provider profile which measures medical group performance quarterly across 59 indicators of clinical quality, service quality, utilization management, and administrative services to assist medical groups in improving results. In addition, the provider profile serves as the data source for the Quality Index, which is a public report card of medical groups measured in 28 areas. Our member information materials highlight best performing medical groups, so that members have credible and relevant information by which to select physicians. We plan to implement this report in all the PacifiCare regions by the fall of 2000.

MEMBER QUALITY INITIATIVES. To improve the quality of service and health for our members, we have developed a comprehensive quality improvement program that includes:

- Offering independent external review programs to members in which members can have a service or treatment denial of coverage decision reviewed by a physician or panel of physicians outside their health plan;

- Training our contracting provider groups to decrease inappropriate denials and improve the appeals process for our members;

-  Standardizing and streamlining our specialty provider referral process;

- Resolving claims issues more efficiently and reducing turnaround times, with the goal of improving member satisfaction;

- Launching our "JustOne/Ready Reply" initiative in California, Oklahoma and Texas designed to resolve members' issues and answer questions with a single phone call by the member. PacifiCare handles all necessary contact between the plan, physicians, hospitals and medical groups through the final resolution of the issue, and reports the outcome to the member;

- Monitoring member satisfaction through surveys and internal operational report cards compared to our current established benchmarks;

- Offering highly effective health management programs, including chronic care management initiatives in diabetes, congestive heart failure, cardiovascular risk reduction, and depression;

- Conducting preventive health programs, smoking cessation, and senior health risk assessments; and

- Providing members free access to in-depth health information on thousands of topics via the internet at www.pacificare.com.

NATIONAL INDUSTRY MEASURES. The National Committee for Quality Assurance ("NCQA") is an independent, non-profit organization that reviews and accredits HMOs. Our HMOs provide quality and service information under NCQA's Health Plan Employer Data Information Set program. NCQA also performs site reviews to determine if an HMO complies with standards it has established for quality improvement, utilization management, provider credentialing, a commitment to members' rights and preventive health services. HMOs that comply with NCQA's review requirements and quality standards receive NCQA accreditation. We have improved our NCQA scores by implementing the membership and provider quality initiatives described above. At December 31, 1999, our HMOs in Arizona, California, Colorado, Nevada, Oklahoma and Oregon (covering approximately 89 percent of our membership) have received "commendable" three-year NCQA accreditation. Our Texas plan will receive its NCQA accreditation status in March 2000, and the Washington plan will be reviewed by NCQA in June 2000.

RISK MANAGEMENT

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

MARKETING

We have reorganized our sales and marketing teams by function rather than by geographic regions. We believe the new structure will allow us to increase sales growth and add value for our members and providers. We established three strategic areas for marketing leadership, as follows:

-  Secure Horizons;

- Commercial national, major, mid-size, group retiree, labor and trust accounts; and

-  Commercial individual and small group accounts.

We believe this focus will allow us to satisfy customer expectations, create enterprise-wide solutions, streamline operations, optimize efficiencies and quality improvements and leverage our growth opportunities.

SECURE HORIZONS MARKETING. We market our Secure Horizons programs to Medicare beneficiaries primarily through direct mail, telemarketing, our website, television, radio and community based events with participating medical groups. Most Secure Horizons members enroll directly in a plan, generally without the involvement of insurance brokers, except when enrolling as part of an employer group retiree offering. See "Business Operations -- Secure Horizons Program" and "Business Operations -- Commercial Plans."

COMMERCIAL NATIONAL, MAJOR, MID-SIZE, GROUP RETIREE, LABOR AND TRUST ACCOUNTS MARKETING. Commercial marketing is a two-step process in which we first market to employer groups, then provide information directly to employees once the employer has selected our HMO. We use various techniques to attract commercial members, including work site presentations, direct mail, medical group tours and local advertising. We also use television, radio, billboard and print media to market our programs. Insurance brokers and consultants represent many employer groups under contract with PacifiCare. These brokers and consultants work directly with employers to recommend or design employee benefits packages. We pay insurance brokers commissions over the life of the contract, while employers generally pay consultants directly. Our commercial membership growth is a result of in-market acquisitions as well as greater penetration in existing employer groups. With each open enrollment, we identify our specific approach with certain employer groups to increase our penetration.

COMMERCIAL INDIVIDUAL AND SMALL GROUP ACCOUNTS MARKETING. A small group is an employer with fewer than 50 employees. We now consider small groups as a single market throughout all of our regions, not as separate markets managed independently and differently in each state as in the past. Since September 1999, we have had a partnership with InsWeb Corporation which is accessible from more than 115 sites on the Internet to provide free health insurance quotes. We currently offer individual health products at InsWeb in California, with plans to expand to individual and small group offerings in our other states by the end of 2000. In February 2000, we announced the launch of our Premier plans, a new line of small group products sold through the Internet. This product's pricing reflects the reduced distribution costs of doing business online.

The Premier plans are currently available to our California customers through electronic brokers via online insurance channels, PacifiCare's website (www.pacificare.com/need insurance) and through traditional insurance brokers. We plan to introduce similar Internet strategies for small employers in markets outside of California by the end of 2000.

MANAGEMENT INFORMATION SYSTEMS

GENERAL. PacifiCare uses computer-based management information systems for various purposes, including marketing and sales tracking, underwriting, billing, claims processing, medical management, medical cost and utilization trending, financial and management accounting, reporting, planning and analysis. These systems also support member, group and provider service functions, including on-line access to membership verification, claims and referral status and information regarding hospital admissions and lengths of stay. In addition, these systems support extensive analyses of cost and outcome data.

We continually enhance and upgrade our computer information systems to preserve our investment in existing systems, embrace new technologies, improve the cost effectiveness and quality of our services and introduce new products. Ongoing system enhancements include upgrading system platforms, enhancing existing software, implementing purchased software, selectively outsourcing some technical functions and migrating to more suitable software database environments. Simplification, integration and expansion of the systems servicing our business are important components of controlling health care and administrative expenses and improving member and provider satisfaction. We have recovery plans in place to mitigate the effect of information systems outages, if necessary. To the extent that these systems fail to operate, however, it could have a material effect on results of operations or cash flows of a future period.

GOVERNMENT REGULATION AND PROPOSED LEGISLATION

GENERAL. PacifiCare's HMOs are subject to extensive federal and state regulation that govern the scope of benefits provided to its members, financial solvency requirements, quality assurance and utilization review procedures, member grievance procedures, provider contracts, marketing and advertising. Certain federal and state regulatory agencies also require our HMOs to maintain restricted cash reserves represented by interest-bearing investments that are held by trustees or state regulatory agencies. These requirements, which limit the ability of our subsidiaries to transfer funds, may limit their ability to pay dividends. From time to time, we advance funds to our subsidiaries to assist them in satisfying federal or state financial requirements. Our behavioral health, dental and insurance subsidiaries are also subject to extensive federal and state regulation.

HCFA. PacifiCare's Secure Horizons program is subject to regulations by HCFA, the United States Department of Health and Human Services ("HHS") and certain state agencies. These agencies govern the benefits provided, premiums paid, quality assurance procedures, marketing and advertising. See "Business Operations -- Secure Horizons Program." Congress enacted the Balanced Budget Act of 1997, which required the creation of the Medicare+Choice program as a replacement to the Medicare Risk program. HCFA has since promulgated regulations, operational policy letters and contracts implementing Medicare+Choice, including the Balanced Budget Refinement Act of 1999. These contracts and regulations establish new and expanded requirements for Medicare+Choice organizations. They also establish new or expanded standards for quality assurance, beneficiary protection, coordinated open enrollment, program payment and audits, information disclosure and provider participation. Compliance with and implementation of the new Medicare+Choice regulations has and will continue to increase our Medicare administration costs. We continue to evaluate the operational and financial impact of the new Medicare+Choice program.

The Balanced Budget Act also revised the formula used by HCFA to calculate payments to Medicare health plans. The BBA established minimum payment levels, limiting annual increases and the overall rate of payment growth. Further, as authorized by the BBA, HCFA has developed a health risk-adjusted payment methodology that it began to implement on January 1, 2000. See "Secure Horizons Program -- Premiums." Effective January 1, 2000, 10 percent of the payment amount is subject to risk adjustment in 2000. Under the Balanced Budget Refinement Act of 1999, the phase-in schedule for risk adjusted payments was modified to 10 percent in 2001 and 20 percent in 2002. It had previously been set at 30 percent in 2001 and 55 percent in

2002. Currently, HCFA is basing its assessment of health risk solely on the prior year's hospital utilization statistics relating to each member. Managed care organizations, such as PacifiCare, have succeeded in part because of programs designed to avoid unnecessary, extended and risky hospitalizations. We have achieved lower inpatient utilization through the use of other, less costly processes for providing and managing health care. We anticipate that, beginning in 2004, as much as 100 percent of the payments to Medicare health plans may be subject to a risk adjustment factor.

It is possible that future legislation may create additional changes in the payment formula or modify risk adjustment. However, it is not certain that efforts to revise either will succeed. The loss of Medicare contracts or changes in the program could have a material effect on our financial position, results of operations or cash flows of a future period.

ADJUSTED COMMUNITY RATE FILINGS. As a result of the Balanced Budget Act of 1997 and related HCFA rules and regulations, our HMO subsidiaries are required to submit separate adjusted community rate ("ACR") proposals for every Medicare+Choice plan they offer to Medicare beneficiaries. These rates are based upon our average commercial rate (for non-Medicare enrollees) modified by a factor that represents the difference in utilization characteristics between Medicare and non-Medicare enrollees within each geographic area. In effect, our benefits structure for Secure Horizons is established based upon these rates.

Each of our subsidiaries must submit the ACR proposals, generally by county or service area, to HCFA by July 1st for each Medicare+Choice plan offered in the subsequent year. In the normal course of business, all information submitted as part of the ACR process is subject to audit by HCFA or any person or organization designated by HCFA. Beginning in January 2000, HCFA contracted with the Office of Inspector General of the United States Department of Health and Human Services to conduct more comprehensive audits on one-third of all ACR filings as mandated by law. We cannot be certain that any ongoing and future audits will be concluded satisfactorily. We may incur additional, possibly material, liability as a result of these audits. We believe that any ultimate liability would not materially affect our consolidated financial position. However, the incurrence of such liability could have a material effect on results of operations or cash flows of a future period.

EMPLOYEE RETIREMENT INCOME SECURITY ACT OF 1974 ("ERISA"). Pursuant to ERISA, the federal government regulates insured and self-insured health coverage plans offered by employers. There have been recent highly publicized legislative attempts to amend ERISA to remove the current limitation on the ability of states to regulate employer health plans and the limitations on an employee's ability to sue a health plan under state law. If such proposals were enacted, they may permit greater state regulation of other aspects of those business operations, and they might increase our exposure under state law claims that relate to employee health benefits.

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996 ("HIPAA"). HIPAA's federal standards apply to both the group and individual health insurance markets. HIPAA includes certain mandates including guarantees of the availability and renewability of health insurance for certain employers, employees and individuals, limits on the use of preexisting condition exclusions, disclosure of prior coverage, prohibitions against discriminating on the basis of health status, and requirements that make it easier to continue coverage in cases where an employee is terminated or changes employers. PacifiCare believes that it is in substantial compliance with the mandates required by HIPAA. HIPAA also includes administrative simplification provisions directed at simplifying electronic data interchange through standardizing transactions, establishing uniform health care provider, payer and employer identifiers and seeking protections for confidentiality and security of patient data. Proposed rules under HIPAA administrative simplification are expected to be released as final rules during 2000 for full implementation within two years from the date of each release. The administrative simplification portion of HIPAA as currently proposed would require health plans, health care providers, health care clearing houses and additional third parties such as business partners to communicate electronically using standardized formats. We are proceeding as if the proposed rules will be adopted as currently proposed and will be assessing where our current systems diverge from the requirements of administrative simplification. We are unable at this time to assess the cost of implementation of the administrative simplification requirements of HIPAA.

Both federal and state regulators have enforcement responsibilities for HIPAA. As a result, we may encounter different interpretations of HIPAA's provisions in the different states, as well as varying enforcement philosophies in states where we operate HMOs. These differences may inhibit our ability to standardize our products and services across state lines. Ultimately, under HIPAA and other state laws, cost control through provider contracting and coordinating care may become more important, and we believe our experience in these areas will allow us to compete effectively.

OPM. Our HMO subsidiaries have commercial contracts with OPM to provide managed health care services to federal employees, annuitants and their dependents under the FEHBP. Rather than negotiating rates with HMOs, OPM requires HMOs to provide the FEHBP with rates comparable to the rates charged to the two employer groups with enrollment closest in size to the FEHBP in the applicable state after adjusting for differences in benefits, enrollment demographics, and coordination of costs with Medicare. OPM further requires that every HMO certify each year that its rates meet these requirements. Approximately every three to five years, OPM's Office of Inspector General ("OIG") audits each HMO to verify that the premiums charged are calculated and charged in compliance with these rating regulations and guidelines. Each audit encompasses a period of up to six years. Following the government's initial on-site audit, OPM will provide the HMO with a post-audit briefing indicating its preliminary results. Because these are actuarial calculations, interpretations of the rating regulations and audit findings often raise complex issues. The final resolution and settlement of audits have historically taken more than three years and as many as seven years.

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

Prior to our acquisition of FHP International Corporation ("FHP"), the FHP HMO subsidiary, TakeCare of California, was audited by the OIG auditors. The OIG issued a draft audit report in September 1996 alleging that TakeCare overcharged the FEHBP by approximately $24 million including lost investment income. TakeCare responded to this draft audit in January 1997, questioning many of the auditors' calculations and assumptions. When we purchased FHP in February 1997, we were aware of the government's claims, and we reserved for potential liabilities in accordance with our accounting policies. In August 1999, we were notified that the auditors had referred certain allegations to the DOJ for review of potential claims under the False Claims Act. We are negotiating with the DOJ to resolve all outstanding issues relating to the TakeCare of California audit amicably. We do not agree with the auditors' interpretations of the applicable rules and guidelines or their method of calculating rates for the applicable period, and we do not believe there is any evidence that TakeCare of California ever engaged in intentional wrongdoing or any action that would violate the False Claims Act.

In July 1999, we received a request from the OIG for documentation regarding all of the contracts between OPM and any of the HMOs owned by FHP that related to the contract years 1990 through 1997. The majority of these contract years have already been audited, but are not yet settled. We have complied with this request.

OPM has conducted an audit of our Oregon HMO subsidiary for the years 1991 through 1996. We have recently been notified that the auditors had referred certain allegations to the DOJ for review of potential claims under the False Claims Act. We intend to negotiate with the DOJ to resolve any potential claims amicably.

We intend to negotiate with OPM on any existing or future unresolved matters to attain a mutually satisfactory result. We cannot be certain that any ongoing and future negotiations will be concluded satisfactorily, that additional audits will not be referred to the DOJ, or that additional, possibly material, liabilities will not be incurred. We believe that any ultimate liability, including any lost investment income, in excess of amounts accrued would not materially affect our consolidated financial position. However, such liability could have a material effect on results of operations or cash flows of a future period if resolved unfavorably.

In late 1997, we established a formal corporate compliance program to specifically address potential issues that may arise from the FEHBP rating process, to work with OPM to understand its interpretation of the rules and guidelines prior to completion of the rating process, to standardize the FEHBP rating process among all of our HMOs, and to help reduce the likelihood that future government audits will result in any significant findings. Based upon the results of a limited number of audits that have been conducted for contract years 1998 and later, we believe that this program has been effective.

TRADEMARKS

PacifiCare owns the federally registered service marks PacifiCare and SecureHorizons(R). These service marks are material to our business.

EMPLOYEES

At February 29, 2000, PacifiCare had approximately 8,800 full and part-time employees. None of our employees is presently covered by a collective bargaining agreement. We consider relations with our employees to be good and have never experienced any work stoppage.

ITEM 2. PROPERTIES

As of December 31, 1999, PacifiCare leased approximately 201,000 aggregate square feet of space for its principal corporate headquarters and executive offices in Santa Ana and Costa Mesa, California. In connection with our operations, as of December 31, 1999, we leased approximately 1.8 million aggregate square feet for office space, subsidiary operations, customer service centers and space for computer facilities. Such space corresponds to areas in which our HMOs or specialty managed care products and services operate, or where we have satellite administrative offices. Our leases expire at various dates from 2000 through 2009.

We own 13 buildings encompassing approximately 445,000 aggregate square feet of space. Three of the buildings, representing approximately 244,000 aggregate square feet of space, are primarily used for administrative operations and are located in California and Guam. The remaining 10 buildings are medical office buildings, of which nine are leased to third parties under a master lease agreement. All 10 medical buildings are being marketed for sale. We also own three parcels of vacant land for a total of 18 acres, all of which are being marketed for sale.

Our facilities are in good working condition, are well maintained and are adequate for our present and currently anticipated needs. We believe that we can rent additional space at competitive rates when current leases expire, or if we need additional space.

ITEM 3. LEGAL PROCEEDINGS

On November 2, 1999, Jose Cruz filed a class action complaint against PacifiCare, our California subsidiary and FHP in San Francisco Superior Court. On November 9, 1999, Cruz filed a first amended class action complaint that omitted FHP as a defendant. The amended complaint relates to the period from November 2, 1995 to the present and purports to be filed on behalf of all enrollees in our health care plans other than Medicare and Medicaid enrollees. The amended complaint alleges that we have engaged in unfair business acts in violation of California law, engaged in false, deceptive and misleading advertising in violation of California law and violated the California Consumer Legal Remedies Act. It also alleges that we have received unjust payments as a result of our conduct. The amended complaint seeks injunctive and declaratory relief, an order requiring the defendants to inform and warn all California consumers regarding our financial compensation programs, unspecified monetary damages for restitution of premiums and disgorgement of improper profits, attorneys' fees and interest. On December 2, 1999, we removed the action to the United

States District Court for the Northern District of California on the grounds that the amended complaint was completely preempted by the Employee Retirement Income Security Act of 1974 or ERISA. We also moved to compel arbitration. The plaintiff sought to have the case returned to state court. The court held a hearing on these motions in February 2000 and has not ruled on the motions. We deny all material allegations in the amended complaint and intend to defend the action vigorously.

On November 22, 1999, Debbie Hitsman filed a class action complaint against PacifiCare in the United States District Court for the Southern District of Mississippi, Hattiesburg Division. The complaint relates to the period from November 22, 1995 to the present and purports to be on behalf of all enrollees in our health care plans other than Medicare and Medicaid enrollees. The complaint alleges causes of action for violations of the Racketeer-Influenced and Corrupt Organizations Act and ERISA. The complaint seeks an unspecified amount of compensatory and treble damages, injunctive and restitutionary relief, attorneys' fees, the imposition of a constructive trust and interest. On January 13, 2000, we filed a motion to compel arbitration and a motion to dismiss or, in the alternative, to transfer the case for lack of personal jurisdiction and improper venue. On January 25, 2000, the court stayed the action pending resolution by the Multi-District Litigation or MDL Panel as to whether to consolidate and transfer this and other similar actions to the MDL Panel. We deny all material allegations and intend to defend the action vigorously.

In 1997, Tim Brady and other individuals filed a class action suit against PacifiCare, several PacifiCare officers and several former officers of FHP in the United States District Court for the Central District of California. In addition, in 1997, Brady and other individuals filed class action against PacifiCare and several PacifiCare officers and several former officers of FHP in the Orange County Superior Court. Finally, in 1997, William Madruga and another individual filed a class action suit against PacifiCare and several of its directors and officers in the United States District Court for the Central District of California. Each of the complaints related to the period from the date of proxy statement for the FHP acquisition through our November 1997 announcement that earnings for the fourth quarter of 1997 would be lower than expected. These complaints primarily alleged that we previously omitted and/or misrepresented material facts with respect to our costs, earnings and profits. The trial courts dismissed the Brady cases, brought on behalf of former FHP shareholders, but the cases are now on appeal. The Madruga case, brought on behalf of our stockholders, was dismissed with permission for the plaintiffs to amend the complaint. The plaintiffs filed an amended complaint in November 1999 and we moved to dismiss the amended complaint in February 2000. The court has scheduled a hearing on April 17, 2000 to consider our motion to dismiss. We deny all material allegations and intend to defend the actions vigorously.

We are involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages which are not covered by insurance. Based on current information and review, including consultation with our lawyers, we believe any ultimate liability that may arise from these actions (including all purported class actions) would not materially affect our consolidated financial position, results of operations, cash flows or business prospects. However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material effect on the results of operations or cash flows of a future period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the three months ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PacifiCare's common stock is listed on the Nasdaq National Market under the symbol PHSY. The following table indicates the high and low reported sale prices per share as furnished by Nasdaq.

                                                              HIGH    LOW
                                                              ----    ---
YEAR ENDED DECEMBER 31, 1999
  First Quarter(1)..........................................   82 7/8 63 1/2
  Second Quarter(1).........................................  100 3/8 60 1/2
  Third Quarter.............................................   72 1/8 42
  Fourth Quarter............................................   59     31 1/8
YEAR ENDED DECEMBER 31, 1998(1)
  First Quarter.............................................   75 5/8 49
  Second Quarter............................................   89 3/8 69 7/16
  Third Quarter.............................................   93 1/4 55 5/8
  Fourth Quarter............................................   84 3/4 58 1/4

---------------
(1) At our June 24, 1999 annual meeting, our Class A and Class B common stockholders approved an amended and restated certificate of incorporation, which combined and reclassified our Class A and Class B common stock into a single class of voting common stock. The 1999 first and second quarter information and 1998 information listed above indicate the high and low reported sales price per share for the Class B common stock. See Note 6 of the Notes to Consolidated Financial Statements.

PacifiCare has never paid cash dividends on its common stock. We do not expect to declare dividends on our common stock in the future, retaining all earnings for business development. Any possible future dividends will depend on our earnings, financial condition, and regulatory requirements. If we decide to declare common stock dividends in the future, such dividends may only be made in shares of PacifiCare's common stock, according to the terms of our credit facility. See Note 6 of the Notes to Consolidated Financial Statements.

As of March 13, 2000 there were 328 stockholders of record of our common stock. As of March 13, 2000 there were approximately 18,373 beneficial holders of our common stock.

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

INCOME STATEMENT DATA

                                                                                        (TRANSITION
                                                                         (UNAUDITED)      PERIOD)
                                                                            TWELVE         THREE
                             YEAR ENDED     YEAR ENDED     YEAR ENDED    MONTHS ENDED   MONTHS ENDED    YEAR ENDED      YEAR ENDED
                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,   SEPTEMBER 30,
                              1999(1)        1998(2)        1997(3)        1996(4)          1996          1996(4)          1995
                            ------------   ------------   ------------   ------------   ------------   -------------   -------------
                                                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenue.........   $9,989,090     $9,521,482     $8,982,680     $4,807,856     $1,234,875     $4,637,305      $3,731,022
                             ----------     ----------     ----------     ----------     ----------     ----------      ----------
Expenses:
  Health care services....    8,368,690      8,002,260      7,658,879      4,017,383      1,039,345      3,872,747       3,077,135
  Other operating
    expenses..............    1,181,773      1,166,011      1,125,299        605,546        154,996        585,081         505,644
  Impairment, disposition,
    restructuring and
    other (credits)
    charges...............       (2,233)        15,644        154,507         75,840             --         75,840              --
  Office of Personnel
    Management (credits)
    charges...............           --         (4,624)            --         25,000             --         25,000              --
                             ----------     ----------     ----------     ----------     ----------     ----------      ----------
Operating income..........      440,860        342,191         43,995         84,087         40,534         78,637         148,243
Net investment income and
  interest expense........       41,049         43,383         16,129         44,696         12,302         44,143          33,857
                             ----------     ----------     ----------     ----------     ----------     ----------      ----------
Income before income
  taxes...................      481,909        385,574         60,124        128,783         52,836        122,780         182,100
Provision for income
  taxes...................      203,365        183,147         81,825         53,052         21,079         50,827          74,005
                             ----------     ----------     ----------     ----------     ----------     ----------      ----------
Net income (loss).........   $  278,544     $  202,427     $  (21,701)    $   75,731     $   31,757     $   71,953      $  108,095
                             ==========     ==========     ==========     ==========     ==========     ==========      ==========
Preferred dividends.......           --         (5,259)        (8,792)            --             --             --              --
                             ----------     ----------     ----------     ----------     ----------     ----------      ----------
Net income (loss)
  available to common
  stockholders............   $  278,544     $  197,168     $  (30,493)    $   75,731     $   31,757     $   71,953      $  108,095
                             ==========     ==========     ==========     ==========     ==========     ==========      ==========
Basic earnings (loss) per
  share(5)................   $     6.26     $     4.50     $    (0.75)    $     2.43     $     1.01     $     2.31      $     3.69
                             ==========     ==========     ==========     ==========     ==========     ==========      ==========
Diluted earnings (loss)
  per share(5)............   $     6.23     $     4.40     $    (0.75)    $     2.39     $     1.00     $     2.27      $     3.62
                             ==========     ==========     ==========     ==========     ==========     ==========      ==========
OPERATING STATISTICS
Medical care ratio (health
  care services as a
  percentage of premium
  revenue)
  Consolidated............         84.8%          85.0%          85.7%          84.5%          85.1%          84.4%           83.6%
  Government..............         86.9%          86.5%          85.6%          85.6%          85.5%          85.4%           84.3%
  Commercial..............         81.7%          82.8%          85.8%          82.8%          84.4%          83.1%           82.5%
Marketing, general and
  administrative expenses
  as a percentage of
  operating revenue.......         11.1%          11.4%          11.7%          12.4%          12.4%          12.4%           13.4%
Operating income as a
  percentage of operating
  revenue.................          4.4%           3.6%           0.5%           1.7%           3.3%           1.7%            4.0%
Effective tax rate(6).....         42.2%          47.5%         136.1%          41.2%          39.9%          41.4%           40.6%
Return on average
  stockholders' equity....         13.2%           9.4%          (1.5)%          9.3%           3.9%           9.3%           18.9%

See footnotes following "Balance Sheet Data."

Continued on next page.

FINANCIAL STATEMENT CHANGE STATISTICS

                                                        YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED      YEAR ENDED
                                                       DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,   SEPTEMBER 30,
                                                           1999           1998         1997(7)          1996            1995
                                                       ------------   ------------   ------------   -------------   -------------
Operating revenue....................................       4.9%            6.0%          86.8%          24.3%          29.0%
Net income (loss)....................................      37.6%        1,032.8%        (128.7)%        (33.4)%         19.8%
Earnings (loss) per share............................      41.6%          686.7%        (131.4)%        (37.3)%         12.4%
Total assets.........................................       5.5%           (6.7)%        217.8%          (6.2)%         25.3%
Total stockholders' equity...........................     (11.6)%           8.5%         139.8%          12.5%          77.1%

                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,   SEPTEMBER 30,
                                            1999           1998           1997           1996           1996            1995
                                        ------------   ------------   ------------   ------------   -------------   -------------
MEMBERSHIP DATA
Government (Medicare & Medicaid)......    1,014,600        972,800      1,001,100        593,600        596,200         541,000
Commercial............................    2,643,400      2,554,100      2,790,000      1,451,500      1,434,500       1,216,100
                                         ----------     ----------     ----------     ----------     ----------      ----------
Total membership......................    3,658,000      3,526,900      3,791,100      2,045,100      2,030,700       1,757,100
                                         ==========     ==========     ==========     ==========     ==========      ==========
Percentage change in membership.......          3.7%          (7.0)%         85.4%           0.7%          15.6%           29.4%
                                         ==========     ==========     ==========     ==========     ==========      ==========
BALANCE SHEET DATA
(AMOUNTS IN THOUSANDS)
Cash and equivalents and marketable
  securities..........................   $1,848,258     $1,600,189     $1,545,382     $  962,482     $  700,093      $  811,525
Total assets..........................   $4,884,021     $4,630,944     $4,963,046     $1,561,472     $1,299,462      $1,385,372
Medical claims and benefits payable...   $  795,200     $  645,300     $  721,500     $  282,500     $  268,000      $  288,400
Long-term debt, due after one year....   $  975,000     $  650,006     $1,011,234     $    1,370     $    5,183      $   11,949
Stockholders' equity..................   $1,977,719     $2,238,096     $2,062,187     $  860,102     $  823,224      $  732,024

---------------
(1) The 1999 results include impairment, disposition, restructuring and other net pretax credits totaling $2 million ($2 million or $0.04 diluted loss per share, net of tax). The after tax and per share amounts were losses because the goodwill impairment was not deductible for income tax purposes. See Note 9 of the Notes to Consolidated Financial Statements. Operating income before pretax credits and charges as a percentage of operating revenue was 4.4 percent. Return on average stockholders' equity before pretax credits and charges was 13.3 percent.

(2) The 1998 results include $11 million of net pretax charges ($6 million or $0.12 diluted loss per share, net of tax) for the disposal of unprofitable subsidiaries and potential OPM claims. See Note 9 of the Notes to Consolidated Financial Statements. Operating income before pretax credits and charges as a percentage of operating revenue was 3.7 percent. Return on average stockholders' equity before pretax credits and charges was 9.7 percent.

(3) The 1997 results include the results of operations for the FHP International Corporation acquisition from February 14, 1997. The 1997 results also include $155 million of pretax charges ($129 million or $3.18 diluted loss per share, net of tax) for the impairment of long-lived assets, restructuring and certain other charges. See Note 9 of the Notes to Consolidated Financial Statements. Operating income before pretax charges as a percentage of operating revenue was 2.2 percent. Return on average stockholders' equity before pretax charges was 6.9 percent.

(4) The 1996 results include $101 million of pretax charges ($62 million or $1.96 diluted loss per share, net of tax for the fiscal year ended September 30 and $1.97 diluted loss per share for the twelve months ended December 31) for the impairment of long-lived assets, potential government claims, dispositions and certain restructuring charges. Operating income before pretax charges as a percentage of operating revenue for 1996 was 3.8 percent for the fiscal year ended September 30 and 3.9 percent for the twelve months ended December 31. Return on average stockholders' equity before pretax charges for the fiscal year ended September 30 was 17.2 percent and 17.0 percent for the twelve months ended December 31.

(5) Earnings per share were restated to conform with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

(6) Effective income tax rate includes the effect of nondeductible pretax charges.

(7) Changes compared to the unaudited period for the twelve months ended December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW. PacifiCare sells HMO and HMO-related products primarily to members in two groups: the Secure Horizons program for Medicare beneficiaries and the commercial plans for members of employer groups and individuals. Our specialty managed care HMOs and HMO-related products and services supplement our commercial and Secure Horizons programs. These include life and health insurance, behavioral health services, dental and vision services, pharmacy benefit management and Medicare+Choice management services.

Events significant to our business in 1999 include the following:

- In November 1999, we entered a definitive agreement to purchase Harris Methodist Texas Health Plan, Inc. and Harris Methodist Health Insurance Company, Inc., a health plan and insurance company in Texas with approximately 250,000 commercial and 50,000 Medicare members. We completed the acquisition effective February 1, 2000 once we had received all necessary approvals from the regulators. See Note 12 of the Notes to Consolidated Financial Statements.

- In October 1999, our board of directors approved a stock repurchase program that allows us to repurchase up to 12 million shares of our outstanding common stock, including any shares purchased from UniHealth Foundation. From November 8, 1999, through December 31, 1999, we repurchased 6.3 million shares under this authorization. This repurchase program supersedes the stock repurchase program approved in January 1998, under which we purchased 3.2 million shares. Included in this 3.2 million shares were 2.5 million shares repurchased in 1999. We also obtained an amendment to our existing credit facility that increased the maximum allowable amount of share repurchases to $1 billion from $500 million. See Note 6 of the Notes to Consolidated Financial Statements.

- We signed transition agreements with QualMed Washington Health Plans, Inc., in October 1999 and with QualMed Plans for Health of Colorado, Inc. in September 1999, each a subsidiary of Foundation Health Systems, Inc. During the first quarter of 2000 we will assume approximately 25,000 to 29,000 members in Colorado and approximately 24,000 members in Washington. See Note 12 of the Notes to Consolidated Financial Statements.

- In September 1999, we acquired ANTERO Health Plans in Colorado and in February 1999, we acquired 15,000 commercial members in Texas. See Note 4 of the Notes to Consolidated Financial Statements.

- In June 1999, we submitted our 2000 proposed Secure Horizons benefit plan changes to HCFA for approval. These changes were designed to enable us to maintain our Medicare margins in 2000. The changes, which were effective January 1, 2000, included increasing our members' monthly premiums and copayments or reducing benefits where the government provided insufficient reimbursement. We expect disenrollments as a result of these premium and benefit adjustments. In addition, we exited Secure Horizons operations in 12 counties in Ohio, Washington, California and Oregon effective January 1, 2000. These county exits did not result in a significant loss of our Secure Horizons members. See "Forward-Looking Information under the Private Securities Litigation Act of 1995."

- In May 1999, we entered into a stock purchase agreement with UniHealth Foundation to repurchase up to 5.9 million shares of our common stock held by UniHealth Foundation. At our June 24, 1999 annual meeting, our Class A and Class B common stockholders approved an amended and restated certificate of incorporation, which combined and reclassified PacifiCare's Class A and Class B common stock into a single class of voting common stock. We paid UniHealth Foundation $60 million when our stockholders approved the amended and restated certificate of incorporation on June 24, 1999. This payment was recorded as a reduction of stockholders' equity. To date we have not repurchased any of the shares held by UniHealth Foundation because our stock price has been substantially below the $75 per share price at which UniHealth Foundation may agree to sell the stock. See Note 6 of the Notes to Consolidated Financial Statements.

1999 COMPARED WITH 1998

MEMBERSHIP. Total membership increased four percent to approximately 3.7 million members at December 31, 1999 from approximately 3.5 million members at December 31, 1998.

                                           AT DECEMBER 31, 1999                     AT DECEMBER 31, 1998
                                  --------------------------------------   --------------------------------------
        MEMBERSHIP DATA           GOVERNMENT(1)   COMMERCIAL     TOTAL     GOVERNMENT(1)   COMMERCIAL     TOTAL
        ---------------           -------------   ----------   ---------   -------------   ----------   ---------
Arizona.........................       89,300       105,000      194,300       86,500        107,100      193,600
California......................      608,100     1,720,000    2,328,100      599,800      1,595,000    2,194,800
Colorado........................       78,200       318,300      396,500       58,500        296,600      355,100
Guam............................           --        41,500       41,500           --         39,800       39,800
Nevada..........................       28,500        35,100       63,600       22,900         38,900       61,800
Ohio............................       16,500        42,700       59,200       16,600         44,000       60,600
Oklahoma........................       29,000        84,300      113,300       26,900         96,300      123,200
Oregon..........................       36,500       109,000      145,500       39,300        114,700      154,000
Texas...........................       64,100       112,600      176,700       61,900        127,100      189,000
Washington......................       64,400        74,900      139,300       60,400         94,600      155,000
                                    ---------     ---------    ---------      -------      ---------    ---------
Total membership................    1,014,600     2,643,400    3,658,000      972,800      2,554,100    3,526,900
                                    =========     =========    =========      =======      =========    =========

---------------
(1) The government program represents the Medicare line of business.

Government membership increased four percent at December 31, 1999 compared to membership at December 31, 1998 due to:

- Competitor exits in markets where Secure Horizons will remain, primarily Colorado, Nevada, Washington and Arizona; and

- The positive results of retention programs initiated during 1998 in California.

Commercial membership increased approximately three percent at December 31, 1999 compared to membership at December 31, 1998 due to:

- Membership increases in California primarily due to improved sales efforts, and in Colorado as a result of the acquisition of ANTERO Health Plans; partially offset by

- Membership losses attributable to our continued focus on renewing commercial contracts with sufficient price increases to improve gross margin, primarily in Washington and Texas.

GOVERNMENT PREMIUMS. Government premiums increased five percent or $289 million for the year ended December 31, 1999 compared to premiums in the prior year as follows:

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1999
                                                            ---------------------
                                                            (AMOUNTS IN MILLIONS)
Premium rate increases that averaged approximately three
  percent for the year ended December 31, 1999............          $205
Net membership increases (excluding Utah), primarily due
  to competitors' exits in markets where Secure Horizons
  will remain.............................................           131
Membership losses resulting from the disposition of
  Utah....................................................           (47)
                                                                    ----
Increase over prior year..................................          $289
                                                                    ====

Government premium rates on a per member basis increased due to higher HCFA premiums received, changes in membership demographics and health status, higher retiree supplemental premiums and the exit of the Utah Medicaid business.

COMMERCIAL PREMIUMS. Commercial premiums increased four percent or $171 million for the year ended December 31, 1999 compared to premiums in the prior year as follows:

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1999
                                                            ---------------------
                                                            (AMOUNTS IN MILLIONS)
Premium rate increases that averaged approximately six
  percent for the year ended December 31, 1999............          $ 228
Net membership increases (excluding Utah), primarily in
  California..............................................             62
Membership losses resulting from the disposition of
  Utah....................................................           (100)
Discontinued indemnity and workers' compensation
  products................................................            (19)
                                                                    -----
Increase over prior year..................................          $ 171
                                                                    =====

OTHER INCOME. Other income increased for the year ended December 31, 1999 compared to the prior year. The increase was primarily due to increased mail-service revenues from our pharmacy benefit management company, where we, rather than network retail pharmacies, collect the member copayments.

CONSOLIDATED MEDICAL CARE RATIO. The 1999 consolidated medical care ratio (health care services as a percentage of premium revenue) declined slightly compared to 1998 primarily because current year provider reserves were significantly less than in 1998.

                                                               YEAR ENDED
                                                              DECEMBER 31
                                                              ------------
                                                              1999    1998
                                                              ----    ----
Medical care ratio:
  Consolidated..............................................  84.8%   85.0%
  Government................................................  86.9%   86.5%
  Commercial................................................  81.7%   82.8%

Excluding 1998 net provider reserves, the increase in the 1999 consolidated medical care ratio compared to 1998 was primarily due to higher contracted physician costs, increased pharmacy utilization, pharmacy benefit enhancements and higher prescription drug costs for our Secure Horizons members. See "1998 Compared with 1997 -- Consolidated Medical Care Ratio and Provider Reserves" for further discussion of provider reserves.

GOVERNMENT MEDICAL CARE RATIO. The government medical care ratio for the year ended December 31, 1999 increased compared to the prior year due to:

-  Higher contracted physician costs;

- Increased pharmacy utilization, pharmacy benefit enhancements and higher prescription drug costs; partially offset by

-  Higher premiums; and

- Reduced hospital expenses, primarily because current year provider reserves were significantly less than in 1998.

COMMERCIAL MEDICAL CARE RATIO. The commercial medical care ratio includes the specialty HMOs and indemnity insurance results. The commercial medical care ratio for the year ended December 31, 1999 decreased compared to the prior year due to the following:

-  Premium rate increases;

- The sale of our Utah HMO and workers' compensation subsidiaries; partially offset by

-  Higher contracted physician costs.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. For the year ended December 31, 1999 compared to 1998, marketing, general and administrative expenses as a percentage of operating revenue decreased because of:

-  Higher operating revenues;

-  The Utah HMO disposition; and

-  The improved efficiencies of our regional customer service operations.

                                                               YEAR ENDED
                                                              DECEMBER 31
                                                              ------------
                                                              1999    1998
                                                              ----    ----
Marketing, general and administrative expenses as a
  percentage of operating revenue...........................  11.1%   11.4%

IMPAIRMENT, DISPOSITION, RESTRUCTURING AND OTHER (CREDITS) CHARGES. We recognized impairment, disposition, restructuring and other pretax credits in 1999 totaling $2 million (after tax charges of $2 million or $0.04 diluted loss per share). The after tax and per-share amounts were losses because the goodwill impairment was not deductible for income tax purposes. See Note 9 of the Notes to Consolidated Financial Statements.

OPERATING INCOME. Factors contributing to the increase in operating income are discussed above.

                                                               YEAR ENDED
                                                              DECEMBER 31
                                                              ------------
                                                              1999    1998
                                                              ----    ----
Operating income as a percentage of operating revenue.......  4.4%    3.6%

NET INVESTMENT INCOME. Net investment income decreased approximately 19 percent for the year ended December 31, 1999 compared to the prior year due to the following:

-  Fewer realized gains on sales of marketable securities in the current year;
   and

- The shift of more portfolio holdings to tax-exempt investments that have lower interest rates.

INTEREST EXPENSE. Interest expense decreased approximately 29 percent for the year ended December 31, 1999 compared to the prior year due to the reduction in outstanding borrowings until December 1999, when we borrowed $400 million to fund our share repurchase program, and lower overall average interest rates paid on our credit facility.

PROVISION FOR INCOME TAXES. The effective income tax rate was 42.2 percent in 1999, compared with 47.5 percent in 1998. The rate declined significantly because:

- Nondeductible goodwill amortization was a smaller percentage of pretax income;

- We benefited from certain tax strategies, in particular the legal reorganization of PacifiCare and its subsidiaries, which resulted in lower state income taxes;

- The 1998 effective tax rate included an increase related to nondeductible losses recognized for the dispositions of the Utah HMO and workers' compensation subsidiaries; and

-  1999 investment strategies resulted in increased tax-exempt earnings.

DILUTED EARNINGS PER SHARE. For the year ended December 31, 1999, net income was $279 million or $6.23 diluted earnings per share. For the year ended December 31, 1998, net income was $202 million or $4.40 diluted earnings per share. The change was due to the following:

                                                              YEAR ENDED
                                                              DECEMBER 31
                                                              -----------
Diluted earnings per share -- December 31, 1998.............    $ 4.40
Impairment, disposition, restructuring, OPM and other
  charges...................................................      0.12
                                                                ------
Diluted earnings per share before impairment, disposition,
  restructuring, OPM and other charges -- December 31,
  1998......................................................      4.52
Change attributable to operations:
  Commercial medical care ratio performance.................      0.99
  Government medical care ratio performance.................      0.22
  Marketing, general and administrative expenses............     (0.21)
  Other income performance..................................      0.10
  Amortization of goodwill and intangible assets............      0.01
                                                                ------
     Total change attributable to operations................      1.11
Net investment income and interest expense..................     (0.03)
Income tax rate decrease....................................      0.54
Accretive impact of share repurchases due to 8.8 million
  shares repurchased in 1999................................      0.13
                                                                ------
Diluted earnings per share before impairment, disposition,
  restructuring and other (credits) charges -- December 31,
  1999......................................................      6.27
Impairment, disposition, restructuring, and other (credits)
  charges...................................................     (0.04)
                                                                ------
Diluted earnings per share -- December 31, 1999.............    $ 6.23
                                                                ======

1998 COMPARED WITH 1997

MEMBERSHIP. Total membership decreased seven percent to approximately 3.5 million members at December 31, 1998 from approximately 3.8 million members at December 31, 1997.

                                           AT DECEMBER 31, 1998                     AT DECEMBER 31, 1997
                                  --------------------------------------   --------------------------------------
        MEMBERSHIP DATA           GOVERNMENT(1)   COMMERCIAL     TOTAL     GOVERNMENT(2)   COMMERCIAL     TOTAL
        ---------------           -------------   ----------   ---------   -------------   ----------   ---------
Arizona.........................      86,500        107,100      193,600        88,700       109,500      198,200
California......................     599,800      1,595,000    2,194,800       605,300     1,650,000    2,255,300
Colorado........................      58,500        296,600      355,100        52,600       286,700      339,300
Guam............................          --         39,800       39,800            --        42,800       42,800
Nevada..........................      22,900         38,900       61,800        24,200        40,700       64,900
Ohio............................      16,600         44,000       60,600        13,200        54,200       67,400
Oklahoma........................      26,900         96,300      123,200        26,200       108,700      134,900
Oregon..........................      39,300        114,700      154,000        40,600       116,500      157,100
Texas...........................      61,900        127,100      189,000        68,600       128,400      197,000
Utah............................          --             --           --        25,000       154,200      179,200
Washington......................      60,400         94,600      155,000        56,700        98,300      155,000
                                     -------      ---------    ---------     ---------     ---------    ---------
    Total membership............     972,800      2,554,100    3,526,900     1,001,100     2,790,000    3,791,100
                                     =======      =========    =========     =========     =========    =========

---------------
(1) The government program represents the Medicare line of business.

(2) The government program represents the Medicare and Medicaid lines of business.

Government membership decreased approximately three percent at December 31, 1998 compared to the membership at the end of the prior year primarily as a result of the sale of our Utah HMO and our exit from certain rural counties.

Commercial membership decreased approximately eight percent at December 31, 1998 compared to the membership at the end of the prior year due to:

-  The sale of our Utah HMO; and

- Our continued focus on renewing commercial contracts with sufficient price increases to improve gross margin, primarily in California.

GOVERNMENT PREMIUMS. Government premiums increased seven percent or $380 million for the year ended December 31, 1998 compared to premiums in the prior year as follows:

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1998
                                                            ---------------------
                                                            (AMOUNTS IN MILLIONS)
The inclusion of six additional weeks of results in 1998
  from the FHP acquisition..............................            $ 301
Premium rate increases that averaged approximately four
  percent for the year ended December 31, 1998..........              208
Net membership losses caused by our exit of certain
  rural geographic areas and the Medicaid line of
  business, primarily in California, Utah and Texas.....             (129)
                                                                    -----
Increase over prior year................................            $ 380
                                                                    =====

COMMERCIAL PREMIUMS. Commercial premiums increased three percent or $95 million for the year ended December 31, 1998 compared to premiums in the prior year as follows:

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1998
                                                            ---------------------
                                                            (AMOUNTS IN MILLIONS)
The inclusion of six additional weeks of results in 1998
  from the FHP acquisition................................          $ 231
Premium rate increases that averaged approximately five
  percent for the year ended December 31, 1998............            130
Net membership losses primarily in California, Oklahoma
  and Ohio, and from the disposition of Utah..............           (224)
Discontinued indemnity and workers' compensation
  products................................................            (42)
                                                                    -----
Increase over prior year..................................          $  95
                                                                    =====

OTHER INCOME. Other income increased in 1998 from the prior year due primarily to higher revenues from our pharmacy benefit management company and SHUSA.

CONSOLIDATED MEDICAL CARE RATIO AND PROVIDER RESERVES. The 1998 consolidated medical care ratio declined 0.7 percent compared to 1997.

                                                               YEAR ENDED
                                                              DECEMBER 31
                                                              ------------
                                                              1998    1997
                                                              ----    ----
Medical care ratio:
  Consolidated..............................................  85.0%   85.7%
  Government................................................  86.5%   85.6%
  Commercial................................................  82.8%   85.8%

The improved commercial product performance was partially offset by increased provider reserves. Excluding these reserves, the consolidated medical care ratio was 84.0 percent. Provider reserves were immaterial in 1997 and totaled $95 million in 1998 as follows:

               QUARTER                  GOVERNMENT    COMMERCIAL    TOTAL
               -------                  ----------    ----------    -----
                                              (AMOUNTS IN MILLIONS)
First.................................     $ 3           $ 3         $ 6
Second................................      25            10          35
Third.................................      14             6          20
Fourth................................      20            14          34
                                           ---           ---         ---
     Total............................     $62           $33         $95
                                           ===           ===         ===

The majority of the provider reserves related to specific provider bankruptcies. However, the estimate also included reserves for potentially insolvent providers, where conditions indicated claims were not being paid or had slowed considerably. Provider charges include the write-off of uncollectable receivables from providers and the estimated cost of unpaid health care claims covered by our capitation payments. Depending on state law, we may be held liable for unpaid health care claims that were the responsibility of the capitated provider.

Reserves for the FPA Medical Management, Inc. bankruptcy totaled $57 million, with $41 million attributable to our Nevada HMO. Reserves for other providers totaled $38 million. Approximately $17 million of the reserves recognized in the third and fourth quarters related to Caremark Rx, Inc. (formerly MedPartners, Inc.), who ceased paying claims in Nevada and Arizona. The membership was transitioned to other providers between December 1998 and January 1999. The remaining $21 million was the estimated liability for smaller bankrupt providers and potentially insolvent providers, primarily in California.

GOVERNMENT MEDICAL CARE RATIO. The government medical care ratio for the year ended December 31, 1998 increased 0.9 percent compared to the prior year because we recognized $62 million of provider reserves. Government provider reserves for FPA were $40 million, with the majority of these charges recognized in the second and third quarters. Other provider reserves of $22 million were recorded primarily in the fourth quarter. Higher costs incurred for FPA membership shifting into new provider relationships were offset by the disposition of Utah in September 1998. Excluding government provider reserves, the 1998 government medical care ratio was 85.4 percent.

COMMERCIAL MEDICAL CARE RATIO. The commercial medical care ratio includes the specialty HMOs and indemnity insurance results. The commercial medical care ratio for the year ended December 31, 1998 decreased due to the following:

-  Improved provider contracts;

-  Premium rate increases;

-  Improved performance from the specialty HMOs;

-  Sale of our Utah HMO and workers' compensation subsidiaries; offset by

-  Provider reserves of $33 million.

Commercial provider reserves for FPA totaled $17 million, primarily recognized in the second and third quarters. Other provider reserves of $16 million were recognized in the fourth quarter and related to Arizona, California, Nevada, Texas and Washington. Excluding commercial provider reserves, the 1998 commercial medical care ratio was 82.0 percent.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. For the year ended December 31, 1998 compared to 1997, marketing, general and administrative expenses as a percentage of operating revenue decreased because we realized the benefits of restructuring and a full year of synergies as a result of the FHP acquisition.

                                                               YEAR ENDED
                                                               DECEMBER 31
                                                              -------------
                                                              1998     1997
                                                              -----    ----
Marketing, general and administrative expenses as a
  percentage of operating revenue...........................   11.4%   11.7%

IMPAIRMENT, DISPOSITION, RESTRUCTURING, OPM AND OTHER CHARGES. We recognized $11 million of net pretax charges in 1998, primarily for dispositions of unprofitable operations. Favorable OPM settlements in the fourth quarter partially offset increased reserves recognized in the third quarter. In 1997, we recognized $155 million of pretax charges primarily related to our impairment of our Utah and Washington HMOs and our workers' compensation subsidiary. Restructuring reserves recognized in 1997 were paid in 1998. See Note 9 of the Notes to Consolidated Financial Statements.

OPERATING INCOME. Factors contributing to the increase in operating income are discussed above.

                                                               YEAR ENDED
                                                              DECEMBER 31
                                                              ------------
                                                              1998    1997
                                                              ----    ----
Operating income as a percentage of operating revenue.......  3.6%    0.5%

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

- We had a smaller percentage of nondeductible goodwill amortization as part of our expenses.

DILUTED EARNINGS PER SHARE. For the year ended December 31, 1998, net income was $202 million or $4.40 diluted earnings per share. For the year ended December 31, 1997, the net loss was $22 million or $0.75 diluted loss per share.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOWS. PacifiCare's consolidated cash, equivalents and marketable securities increased to $1.8 billion at December 31, 1999 from $1.6 billion at December 31, 1998. The combined increase in cash, equivalents and marketable securities occurred primarily due to the large draws on our line of credit to repurchase shares in the open market. In addition, the Medicare payment received from HCFA in December 1999 for January 2000 was higher than the amount received in December 1998 for January 1999.

INVESTING ACTIVITIES. For the year ended December 31, 1999, we used $251 million of cash for investing activities, compared to $19 million used in 1998. We purchased more marketable securities and property, plant and equipment in 1999, resulting in the majority of the net increase over the prior year. Property, plant and equipment purchases were primarily related to internally developed software and computer equipment.

FINANCING ACTIVITIES. For the year ended December 31, 1999, we used $194 million of cash for financing activities compared to $393 million used for the same period of the prior year. The decrease was primarily related to fewer credit facility payments. The changes were as follows:

- We repurchased 8.8 million shares of our common stock in 1999 for $480 million compared to 0.8 million shares of our common stock in 1998 for $45 million under our stock repurchase programs;

- We borrowed under the credit facility to repurchase shares of our outstanding common stock. Borrowings were $400 million in 1999 and $30 million in 1998;

- We paid $75 million in principal on our credit facility during 1999 in comparison to $391 million in principal in 1998. Principal payments declined as we used available cash to fund our stock repurchases;

- In consideration for UniHealth Foundation's vote for the reclassification of our stock and in consideration for the agreements and covenants contained in the stock purchase agreement between PacifiCare and UniHealth Foundation, we paid UniHealth Foundation $60 million on June 24, 1999, when our stockholders approved the amended and restated certificate of incorporation. We incurred $2 million of expenses related to the reclassification of our common stock and the registration of the shares held by UniHealth Foundation. See Note 4 of the Notes to Consolidated Financial Statements;

- We received cash for the issuance of common stock totaling $23 million for the year ended December 31, 1999 compared to $18 million for year ended December 31, 1998; and

- We paid $5 million in preferred stock dividends in 1998. No preferred dividends were paid in 1999 because all of the outstanding preferred stock was converted or redeemed in 1998.

OTHER BALANCE SHEET CHANGE EXPLANATIONS

RECEIVABLES, NET. Receivables, net increased $31 million from December 31, 1998 primarily due to increases in provider receivables as a result of our higher proportion of shared-risk hospital contracts. In shared-risk contracts, PacifiCare shares the risk of certain health care costs not covered by capitation arrangements and we provide additional incentives to the physicians or groups for appropriate utilization of hospital inpatient, outpatient surgery and emergency room services. In some cases, the utilization of the hospital health care costs is above the budgeted percentage as specified in the contract. As a result, the hospital or medical group shares the liability for these costs with PacifiCare.

GOODWILL AND INTANGIBLE ASSETS, NET. Goodwill and intangible assets decreased $69 million from 1998 as follows:

- $76 million decrease attributable to goodwill and intangible amortization expense;

- $14 million decrease attributable to the impairment of the Ohio HMO's goodwill; partially offset by

- $21 million increase attributable to membership acquisitions in Texas and Colorado.

MEDICAL CLAIMS AND BENEFITS PAYABLE. Medical claims and benefits payable increased $150 million from December 31, 1998 as follows:

- $120 million increase in claims incurred but not yet reported for increased membership and utilization under shared-risk hospital arrangements. Under capitation arrangements, providers are prepaid based on a fixed-fee per-member per-month, regardless of the services provided to each member. Under shared-risk arrangements, claims are payable, once incurred. This results in a payable for claims incurred, but not yet paid as well as an estimate of claims incurred but not yet reported to PacifiCare;

- $35 million increase primarily due to increased amounts withheld from capitation for claims we administered on behalf of non-delegated providers;

- $13 million increase in pharmacy claims attributable to a one day lag in payment to our two largest pharmacy chains. This occurs when the payment date falls on a weekend; partially offset by

- $12 million net decrease in provider insolvency reserves, consisting of $24 million in payments primarily to Nevada providers, other net changes in estimates totaling $3 million; partially offset by $15 million in additional provisions; and

-  $6 million net decrease in other provider liabilities.

ACCOUNTS PAYABLE. Accounts payable increased $26 million primarily due to increased prescription drug inventory purchases from manufacturers that are not payable until January 2000, higher legal and professional costs and higher broker commission accruals due to increased membership.

ACCRUED LIABILITIES. Accrued liabilities decreased $81 million from December 31, 1998 primarily due to income taxes payable. The decrease was attributable to higher estimated tax payments, partially offset by the income tax provision on 1999 income.

MATERIAL COMMITMENTS. See Note 6 of the Notes to Consolidated Financial Statements for a discussion of our agreement to purchase shares of our common stock held by UniHealth Foundation.

NEW ACCOUNTING PRONOUNCEMENTS. See Note 2 of the Notes to Consolidated Financial Statements for a discussion of future application of accounting standards.

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

The following presents our results of operations for the three months ended December 31, 1999 in comparison to the results of operations for the three months ended September 30, 1999. We are presenting this information to assist in the understanding of our discussions about our operating trends. This includes our outlook on future performance and the risks affecting our future performance discussed below in Forward-Looking Information under the Private Securities Litigation Act of 1995.

MEMBERSHIP. Total membership at December 31, 1999 was comparable to the total membership at September 30, 1999.

                                    AT DECEMBER 31, 1999                      AT SEPTEMBER 30, 1999
                           ---------------------------------------   ---------------------------------------
     MEMBERSHIP DATA       GOVERNMENT(1)    COMMERCIAL     TOTAL     GOVERNMENT(1)    COMMERCIAL     TOTAL
     ---------------       --------------   ----------   ---------   --------------   ----------   ---------
Arizona..................       89,300        105,000      194,300        82,800        102,900      185,700
California...............      608,100      1,720,000    2,328,100       616,800      1,710,000    2,326,800
Colorado.................       78,200        318,300      396,500        76,100        319,300      395,400
Guam.....................           --         41,500       41,500            --         40,400       40,400
Nevada...................       28,500         35,100       63,600        25,400         34,500       59,900
Ohio.....................       16,500         42,700       59,200        19,600         42,900       62,500
Oklahoma.................       29,000         84,300      113,300        28,800         86,700      115,500
Oregon...................       36,500        109,000      145,500        37,800        115,900      153,700
Texas....................       64,100        112,600      176,700        59,900        121,100      181,000
Washington...............       64,400         74,900      139,300        64,400         74,900      139,300
                             ---------      ---------    ---------     ---------      ---------    ---------
Total membership.........    1,014,600      2,643,400    3,658,000     1,011,600      2,648,600    3,660,200
                             =========      =========    =========     =========      =========    =========

---------------
(1) The government program represents the Medicare line of business.

GOVERNMENT PREMIUMS. Government premiums increased approximately two percent or $26 million for the three months ended December 31, 1999 compared to the three months ended September 30, 1999. The increase was due to $15 million of membership increases and $11 million of premium rate increases, primarily for prior periods related to retroactive adjustments due to changes in members' status, including Medicaid eligibility and employment status.

COMMERCIAL PREMIUMS. Commercial premiums increased approximately two percent or $19 million for the three months ended December 31, 1999 compared to the three months ended September 30, 1999 due to:

-  Membership increases of $10 million;

-  Premium rate increases of $7 million; and

- Indemnity product line increases of $2 million due to increased membership and premium rates.

OTHER INCOME. Other income increased for the three months ended December 31, 1999 compared to the three months ended September 30, 1999 due to increased mail-service revenues from our pharmacy benefit management company, where we, rather than the network retail pharmacies, collect the member copayments.

CONSOLIDATED MEDICAL CARE RATIO. The consolidated medical care ratio for the three months ended December 31, 1999 was comparable to the consolidated medical care ratio for the three months ended September 30, 1999.

                                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                                            DECEMBER 31, 1999    SEPTEMBER 30, 1999
                                                            ------------------   ------------------
Medical care ratio:
  Consolidated............................................         84.7%                84.7%
  Government..............................................         85.9%                87.3%
  Commercial..............................................         82.8%                80.9%

GOVERNMENT MEDICAL CARE RATIO. The government medical care ratio decreased for the three months ended December 31, 1999 compared to the three months ended September 30, 1999 due to:

- Premiums received for prior periods related to retroactive adjustments due to changes in members' status, including Medicaid eligibility and employment status; and

- Decreased hospital costs, primarily settlements and changes in estimates for risk-sharing arrangements.

COMMERCIAL MEDICAL CARE RATIO. The commercial medical care ratio includes the specialty HMOs and indemnity insurance results. The commercial medical care ratio increased for the three months ended December 31, 1999 compared to the three months ended September 30, 1999 due to:

-  Increases in contracted physician costs, primarily provider reserves;

- Increased pharmacy utilization and higher prescription drug costs; partially offset by

-  Premium rate increases.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses as a percentage of operating revenue for the three months ended December 31, 1999 increased compared to the prior quarter due to higher marketing expenses related to annual open enrollment and charitable contributions.

                                                         THREE MONTHS ENDED
                                               --------------------------------------
                                               DECEMBER 31, 1999   SEPTEMBER 30, 1999
                                               -----------------   ------------------
Marketing, general and administrative
  expenses as a percentage of operating
  revenue....................................         11.6%               11.2%

OPERATING INCOME. Factors contributing to the increase in operating income are discussed above.

                                                         THREE MONTHS ENDED
                                               --------------------------------------
                                               DECEMBER 31, 1999   SEPTEMBER 30, 1999
                                               -----------------   ------------------
Operating income as a percentage of operating
  revenue....................................         4.1%                4.5%

NET INVESTMENT INCOME. Net investment income increased approximately 15 percent for the three months ended December 31, 1999 compared to the three months ended September 30, 1999. The increase was due to higher invested balances and increases in short-term interest rates.

INTEREST EXPENSE. Interest expense increased approximately 38 percent for the three months ended December 31, 1999 compared to the three months ended September 30, 1999 due to increased borrowings on our credit facility to fund our share repurchase program. In addition, the reduction in our credit rating by the credit rating agencies combined with a higher interest fee structure in the credit facility amendment resulted in higher interest rates.

PROVISION FOR INCOME TAXES. The effective income tax rate was 42.1 percent for the three months ended December 31, 1999 compared with 43.8 percent for the three months ended September 30, 1999. The sequential decrease was primarily due to the nondeductible Ohio goodwill impairment charges recognized in the third quarter. See Note 9 of the Notes to Consolidated Financial Statements.

DILUTED EARNINGS PER SHARE. For the three months ended December 31, 1999, net income was $66 million or $1.59 diluted earnings per share compared to net income of $69 million or $1.54 diluted earnings per share for the three months ended September 30, 1999. The change was due to the following:

                                                             THREE MONTHS ENDED
                                                             ------------------
Diluted earnings per share -- September 30, 1999...........        $ 1.54
Impairment, disposition, restructuring, and other (credits)
  charges..................................................          0.04
                                                                   ------
Diluted earnings per share before impairment, disposition,
  restructuring and other (credits) charges -- September
  30, 1999.................................................          1.58
Change attributable to operations:
  Commercial gross margin performance......................         (0.21)
  Government gross margin performance......................          0.34
  Marketing, general and administrative expenses...........         (0.22)
  Other income performance.................................          0.03
  Amortization of goodwill and intangible assets...........         (0.02)
                                                                   ------
Total change attributable to operations....................         (0.08)
Net investment income and interest expense.................         (0.01)
Income tax rate impact(1)..................................         (0.02)
Accretive impact of share repurchases......................          0.12
                                                                   ------
Diluted earnings per share -- December 31, 1999............        $ 1.59
                                                                   ======

---------------
(1) This represents the income tax rate impact for the fourth quarter 1999 as a result of the change in the income tax rate due to the impairment, disposition, restructuring, and other (credit) charges recognized in the third quarter 1999.

FORWARD-LOOKING INFORMATION UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

This document contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "may," "will," "could," "should," "intend," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potentially," "continue," or "opportunity" or the negative of these terms or other comparable terminology. The statements about our plans, strategies, intentions, expectations and prospects contained throughout the document are forward-looking and are based on current expectations. Actual results may differ materially from those predicted as of the date of this report in the forward-looking statements. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends. In evaluating these statements, you should specifically consider factors, including the risks described below and in other parts of this annual report.

The expectations discussed below include QualMed membership assumed during the first quarter of 2000 and the February 1, 2000 acquisition of Harris. See Note 12 of the Notes to Consolidated Financial Statements.

MEMBERSHIP. We expect the rate of government membership growth to be up to three percent for the year ended December 31, 2000. The increase is primarily due to the Harris acquisition. We expect approximately 40,000 Harris members will remain enrolled by the end of 2000. In addition, we will continue to focus our marketing efforts on group retiree members and growing membership as our competitors exit markets where Secure Horizons will remain. These increases will be partially offset by membership decreases as a result of reducing benefits, increasing copayments and instituting or increasing member-paid supplemental premiums in certain markets. We also experienced a slight membership decrease due to discontinued Medicare risk contracts in 12 counties in Ohio, Washington, California and Oregon effective January 1, 2000.

We expect the rate of commercial membership growth to range from 13 percent to 18 percent for the year ended December 31, 2000. The majority of the growth will be a result of acquisitions. We expect to increase membership by approximately 175,000 by the end of 2000 as a result of the Harris acquisition. We also expect to assume approximately 25,000 to 29,000 members in Colorado and approximately 24,000 members in Washington by the end of 2000, as a result of the agreements signed with QualMed. In addition, we expect growth in California, where we plan to focus our marketing efforts on membership retention and renewal of national and major employer accounts.

PREMIUMS. HCFA premium rate increases combined with supplemental member premiums are expected to be approximately three percent to five percent in 2000. We instituted or increased member-paid supplemental premiums for approximately 45 percent of our Secure Horizons members for the first time in certain markets, and increased premiums in other markets, to offset lower annual HCFA premium rate increases. Commercial HMO premium rate increases are expected to range from seven percent to nine percent in 2000. We expect our commercial premium revenue to increase 22 percent to 26 percent as a result of these rate increases combined with our expected commercial membership growth. In addition, in the second half of the year we plan to implement higher premium rate increases in California to cover the cost of new mental health coverage mandated under state and federal laws.

MEMBERSHIP AND PREMIUM RISK FACTORS. An unforeseen loss of profitable membership or a change in premium expectations could negatively affect our financial position, results of operations and cash flows. Factors that could contribute to the loss of membership or lower premiums include:

- The inability of our marketing and sales plans to attract new customers or retain existing customers;

- The effect of premium increases, benefit changes and member-paid supplemental premiums and copayments;

-  Our exit from certain markets;

-  Reductions in work force by existing customers;

-  Negative publicity and news coverage or threats of litigation;

- Our failure to successfully complete and/or integrate contemplated acquisitions; and

-  The loss of our key employees in sales and marketing.

OTHER INCOME. In 2000, we expect other income to increase, primarily related to increased pharmacy mail-service revenues.

HEALTH CARE COSTS. Our profitability depends, in part, on our ability to control health care costs while providing quality care. Our primary focus is securing cost-effective physician, hospital and other health care provider contracts to maintain our qualified network of providers in each geographic area we serve. Through December 31, 1999, consolidated medical and hospital costs were trending between one and five percent higher. Other costs, the majority of which is prescription drugs, were trending between 12 percent and 16 percent higher. These health care cost trends are expected to be slightly higher in 2000.

Since the end of 1998, our hospital providers have increasingly not wanted to renew capitated hospital contracts and have requested fee-for-service and shared-risk arrangements. As a result of this trend, the percentage of consolidated members under capitated arrangements for hospital contracts has decreased from

85 percent at the end of 1998 to approximately 75 percent to 80 percent at the end of 1999. We expect the percentage of capitated hospital contracts to continue to decrease in 2000 to between 70 percent and 75 percent, particularly in markets where providers face less competition. We expect to increase the capitation rates we pay some of our medical and hospital providers to improve the network stability of our capitated providers. To offset these increases, we have reduced benefits, increased copayments and instituted or increased member-paid supplemental premiums in certain markets for our Secure Horizons members. We have also begun to implement initiatives intended to improve performance of our provider contracts, including our medical management redesign initiative. See "Health Care Costs and Provider Relationships -- Medical Management Redesign." Members in contracts that are capitated for professional risk were approximately 95 percent at December 31, 1999 and are not expected to change in 2000.

We work closely with our provider partners to ensure the strength and quality of our network. Under fee-for-service contracts, we have no insolvency risk, however, we do have increased utilization risk. Under our capitated arrangements, we face the risk of a provider becoming insolvent. To minimize our insolvency risk, we have developed contingency plans that include shifting members to other providers and reviewing operational and financial plans to increase financial stability. We believe our December 31, 1999 provider insolvency reserves, intended to pay for December 1999 and prior health care services that may not be paid by insolvent or unstable providers, are adequate.

PHARMACY. Our prescription drug costs have been rising for the past few years. The increases are due to the introduction of new drugs costing significantly more than existing drugs, direct consumer advertising by the pharmaceutical industry creating consumer demand for particular brand drugs, patients seeking medications to address lifestyle changes and higher prescribed doses of medications and enhanced pharmacy benefits for members such as reduced copayments and higher benefit maximums. Our efforts to mitigate these trends and ensure appropriate utilization include formulary management, provider education, successful pharmaceutical contracting and increased utilization of our in-house mail service pharmacy operated by Prescription Solutions.

Formularies are lists of physician-recommended drugs in different therapeutic classes that have been reviewed for safety, efficacy and value. These lists help ensure that members get the right prescription at the right time in the right dose, avoiding potential adverse effects. Formularies also ensure that the costs are effectively managed; if two medications have the same effect, the less expensive option (often a generic alternative) is recommended. Medically necessary drugs not included in the formulary can be obtained through our authorization process. We continue to conduct member and physician education programs to provide information on the appropriate use of generic drugs, over the counter drugs and antibiotics. Many of our medical groups share the financial risk for prescription drugs to find the most effective and cost-efficient treatments for our members. Prescription drug benefit changes for Secure Horizons members have been implemented in almost all our geographic areas for 2000 as a way of controlling this health care cost component.

CONSOLIDATED MEDICAL CARE RATIO. We manage premium increases to offset health care cost increases to maintain long term stability in our medical care ratio. Our "same store" business is expected to have a consolidated medical care ratio comparable to 1999. Our acquisition of Harris is expected to slightly increase the consolidated medical care ratio.

GOVERNMENT MEDICAL CARE RATIO. We expect the 2000 government medical care ratio to increase compared to the December 31, 1999 medical care ratio. We expect increases in capitation rates and higher claims under shared-risk arrangements to cause an increase in the medical care ratio. To partially offset these rising health care costs, we plan to charge member-paid supplemental premiums, reduce benefits and increase our hospital utilization management.

COMMERCIAL MEDICAL CARE RATIO. We expect the 2000 commercial medical care ratio to slightly increase due to the number of fee-for-service provider contracts and the more extensive drug formulary, both obtained as a result of the Harris acquisition. In addition, we also expect increases in costs resulting from higher pharmacy costs and increased utilization under our shared-risk contracts. These increases will be partially offset by premium rate increases and cost savings from hospital utilization management.

MEDICAL CARE RATIO RISK FACTORS. An increase in our consolidated medical care ratio could have an adverse effect on our profitability. Uncertainties that could have a negative impact on our medical care ratio include:

-  The mix of our capitated, shared-risk and fee-for-service provider contracts;

-  Medical and prescription drug costs that rise faster than premium increases;

-  Increases in utilization and costs of medical and hospital services;

- Our inability to successfully implement our new medical management initiatives including hospital utilization management initiatives;

- The effect of federal and/or state legislation on our ability to secure cost-effective contracts with providers;

-  The effect of actions by competitors;

- Termination of provider contracts, provider instability or renegotiations of such contracts at less favorable rates or terms of payment; and

-  Legislation that gives physicians collective bargaining power.

We have and may continue to incur additional health care costs. The effect of these risks and the need for additional provider reserves could have a material effect on our results of operations or cash flows of a future period. We believe, however, that such reserves would not materially affect our consolidated financial position.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. We expect marketing, general and administrative expenses as a percentage of operating revenue to be comparable or slightly increase compared to 1999. We expect increases as we invest in our medical management initiative by hiring additional personnel and as we make planned investments in technology. We anticipate spending $10 million to $15 million to integrate the Harris acquisition. In addition, we expect to incur employee severance costs in the first quarter. These increases will be partially offset by our plan to gain efficiencies in a number of functional areas including the centralization and consolidation of our sales and marketing and human resources departments.

MARKETING, GENERAL AND ADMINISTRATIVE RISK FACTORS. The following factors could have an adverse impact on marketing, general and administrative expenses:

- Our compliance with the Health Insurance Portability and Accountability Act of 1996 ("HIPAA");

- Our need for additional advertising, marketing, administrative or management information systems expenditures;

-  The success of our marketing and sales plans to attract new customers;

-  Our need for increased claims administration for capitated providers;

- Our need for additional unanticipated investments in medical management resources and technology;

- Integration costs for Harris and other acquisitions that exceed our expectations;

- Ineffectiveness of the use of the Internet to originate small group and individual policies; and

- Our inability to achieve the anticipated efficiencies and resulting cost savings.

RESTRUCTURING. In January 2000, we announced a restructuring that will allow us to develop plans to strengthen our operations through planned productivity enhancements and technology improvements to further our competitive advantages and growth opportunities. As a result of these changes, we will record a restructuring charge of approximately $7 million to $8 million in the first quarter of 2000. The restructuring charge includes severance and related employee benefits. In January 2000, we reduced our workforce by 90 employees. During the twelve months ending December 31, 2000, an additional 160 employees are in transition, which will result in further reductions in workforce. In addition, 200 other positions will be eliminated through attrition and cancellation of certain open positions.

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996 ("HIPAA"). HIPAA includes administrative simplification provisions directed at simplifying electronic data interchange through standardizing transactions, establishing uniform health care provider, payer and employer identifiers and seeking protections for confidentiality and security of patient data. Proposed rules under HIPAA administrative simplification are expected to be released as final rules during 2000 for full implementation within two years from the date of each release. The administrative simplification portion of HIPAA as currently proposed would require health plans, health care providers, health care clearing houses and additional third parties such as business partners to communicate electronically using standardized formats. We are proceeding as if the proposed rules will be adopted as currently proposed. We will be undertaking an assessment of our current systems to determine where they diverge from the requirements of administrative simplification. We expect to begin this analysis by the end of the first quarter and believe we will be able to determine the cost of implementation of the administrative simplification requirements of HIPAA by the beginning of the third quarter. Currently, we are unable to assess the cost of implementation of the administrative simplification requirements of HIPAA or predict the results of the system analysis.

FUTURE DISPOSITIONS AND IMPAIRMENTS. We continue to evaluate whether our subsidiaries or products fit within our Health Plans division's strategy and may decide to dispose of some of our businesses or products. We review long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. We consider assets to be impaired and write them down to fair value if we determine that the realizable value of long-lived assets such as property and equipment, real estate and goodwill are less than the value carried on the consolidated financial statements. We cannot be certain that the dispositions and impairments will not result in additional pretax charges. We believe that any disposition or impairment losses would not materially affect our consolidated financial position. However, the disposition or impairment losses could have a material effect on the results of operations or cash flows of a future period.

OPERATING INCOME. Including first-quarter restructuring charges, we expect the rate of operating income growth to be up to seven percent for the year ended December 31, 2000. This growth expectation is based upon our membership growth and premium growth assumptions and our medical care ratio and marketing, general and administrative assumptions and is subject to the risks discussed for each of these assumptions.

NET INVESTMENT INCOME. We expect net investment income for the year ended December 31, 2000 to increase compared to 1999 due to significant cash balances acquired in the Harris acquisition and expected increases in short-term interest rates.

INTEREST EXPENSE. In 2000, we expect interest expense will significantly increase compared to 1999 primarily due to increased borrowings on our credit facility to fund our share repurchase program. In addition, the reduction in our credit rating by the credit rating agencies, combined with a higher interest fee structure in the credit facility amendment and rising market interest rates, will result in higher interest rates in 2000.

EFFECTIVE TAX RATE. We expect our effective tax rate for the year ended December 31, 2000 to be approximately 41 percent to 42 percent compared to 42.2 percent for 1999. During 1999, we recognized $14 million of Ohio HMO goodwill impairment charges, which will lower nondeductible goodwill amortization and reduce the tax rate for the year ended December 31, 2000. We cannot be certain that pretax income will increase as projected or that future business decisions will not impact the estimated effective tax rate.

WEIGHTED AVERAGE NUMBER OF SHARES. We expect the weighted average number of shares used to compute diluted earnings per share to be approximately 34 million to 36 million shares for the year ended December 31, 2000. This range is based on the assumption that we will repurchase approximately 4.8 million shares during 2000. The following factors could affect the weighted average number of shares calculation for 2000:

- Fluctuations in our stock price that influence the number of shares repurchased and the options exercised;

-  The magnitude of stock options granted during the year;

- Any unanticipated stock for stock acquisitions, equity, convertible preferred or debt issuances; and

- Management decisions to use cash from operations or credit facility borrowings on business initiatives other than share repurchases.

DILUTED EARNINGS PER SHARE. We expect to achieve our long-term diluted earnings per share growth goal of approximately 15 percent in 2000.

YEAR 2000. PacifiCare implemented a Year 2000 compliance program to address all major computing information systems, including core application systems, networks, desktop systems, infrastructure and critical information supply chains. We also addressed risks relating to the Year 2000 readiness of third parties with whom we maintain ongoing relationships. We incurred approximately $12 million to make our core computing systems Year 2000 compliant, including approximately $9 million that we incurred prior to 1999 and approximately $3 million that we incurred in 1999. The 1999 expenses related primarily to remedying the claims-based FHP core systems that we acquired with the February 1997 FHP acquisition. We have not experienced any material failures or disruptions of our operations or internal systems due to Year 2000 problems. We also have not experienced any material problems relating to Year 2000 problems of third party vendors, providers or other parties with whom we have relationships. In January 2000, we received our scheduled payment from HCFA without delay. The risk of delayed payment was one of the most significant potential risks we identified and addressed through our contingency plans. We continue to have contingency plans in place and will continue to monitor Year 2000 matters until we are satisfied that we no longer face any material risks.

OFFICE OF PERSONNEL MANAGEMENT CONTINGENCIES. We intend to negotiate with OPM on any existing or future unresolved matters to attain a mutually satisfactory result. We cannot be certain that any ongoing and future negotiations will be concluded satisfactorily, that additional audits will not be referred to the Department of Justice, or that additional, possibly material, liability will not be incurred. We believe that any ultimate liability in excess of amounts accrued would not materially affect our consolidated financial position. However, such liability could have a material effect on results of operations or cash flows of a future period if resolved unfavorably. See Note 10 of the Notes to Consolidated Financial Statements.

ADJUSTED COMMUNITY RATE FILINGS. We intend to cooperate with HCFA or any person or organization designated by HCFA in all ACR audits. We cannot be certain that any ongoing and future audits will be concluded satisfactorily. We may incur additional, possibly material, liability as a result of these audits. We believe that any ultimate liability would not materially affect our consolidated financial position. However, the incurrence of such liability could have a material effect on results of operations or cash flows of a future period.

LIQUIDITY AND CAPITAL RESOURCES. The terms of our credit facility permit us to repurchase up to $1 billion of our outstanding common stock. We plan to fund repurchases through a combination of cash flow and borrowings under our credit facility. Our ability to repay amounts owed under the credit facility depends on dividends from our subsidiaries. Nearly all of the subsidiaries are subject to HMO regulations or insurance regulations and may be subject to substantial supervision by one or more HMO or insurance regulators. Subsidiaries subject to regulation must meet or exceed various capital standards imposed by HMO or insurance regulations, which may from time to time impact the amount of funds the subsidiaries can pay to us. Our subsidiaries are not obligated to make funds available to us and creditors of our subsidiaries have superior claim to our subsidiaries' assets. Additionally, from time to time, we advance funds in the form of a loan or capital contribution to our subsidiaries to assist them in satisfying federal or state financial requirements. If a federal or state regulator has concerns about the financial position of a subsidiary, a regulator may impose additional financial requirements on the subsidiary, which may require additional funding from us. We believe that cash flows from operations, existing cash equivalents, marketable securities and other financing sources will be sufficient to meet the requirements of the credit facility, stock repurchases and our business operations during the next twelve months.

RISK-BASED CAPITAL REQUIREMENTS. The National Association of Insurance Commissioners has proposed that states adopt risk-based capital standards that, if implemented, would require new minimum capitalization limits for health care coverage provided by HMOs and other risk-bearing health care entities. To date, Colorado and Washington are the only states where we have HMO operations that have adopted these standards. We do not expect this legislation to have a material impact on our consolidated financial position in the near future if other states where we operate HMOs adopt these standards. We believe that cash flows from operations will be sufficient to fund any additional 2000 risk-based capital requirements. Further borrowings under the credit facility could be used for risk-based capital requirements, if necessary.

LEGISLATION AND REGULATION. Recent changes in state and federal legislation have increased and will continue to increase the costs of regulatory compliance, and proposed changes in the law may negatively impact our financial and operating results. These changes may increase our medical care ratios, decrease our membership or otherwise adversely affect our revenues and our profitability. Regulation and enforcement is increasing both at the state and federal level. Increased regulations, mandated benefits and more oversight, audits and investigations may increase our administrative, litigation and health care costs. The following recent or proposed legislation, regulation or initiatives could materially affect our financial position:

- New and proposed legislation that would hold HMOs liable for medical malpractice (including proposed federal legislation that would remove the federal preemption set forth in ERISA that precludes most individuals from suing their employer based health plan for causes of action based upon state law). To date, both California and Texas have adopted regulations that may increase the likelihood of lawsuits against HMOs for malpractice liability;

- Existing and proposed legislation that would limit our ability to manage care and utilization such as "any willing provider" and "direct access" laws;

- New state and proposed federal laws mandating benefits including those that mandate equal coverage for mental health benefits ("mental health parity");

- Proposed federal regulations that place new restrictions and administrative requirements on the use of, the electronic retention of, the transmission of and the disclosure of personally identifiable health information;

- New and proposed legislation that permit and would permit independent physicians to collectively bargain with health plans on a number of issues including financial compensation;

- Legislation and regulation could also include adverse actions of governmental payors, including reduced Medicare premiums; discontinuance of, or limitation on, governmentally funded programs; recovery by governmental payors of previously paid amounts; the inability to increase premiums or prospective or retroactive reductions to premium rates for federal employees; and adverse regulatory actions;

- New and increased initiatives at the DOJ, the Office of Inspector General of the United States Department of Health and Human Services, the Office of Inspector General of the United States Office of Personnel Management and the various enforcement divisions of the state regulatory agencies governing health care programs. These initiatives pursue both civil and criminal investigations against health care providers, payors, and pharmaceutical companies for misconduct relating to potential health care fraud and abuse, false claims, ERISA violations, violations of the Medicare program, overbilling of government programs, incorrect reporting of data, improper denial or mismanagement of care;

- State legislation that may increase the financial capital requirements of providers who contract with HMOs to accept financial risk for health services, or legislation that would otherwise limit our ability to capitate providers or delegate financial risk, utilization review, quality assurance or other medical decisions to our contracting providers; and

- Increases in minimum capital, reserves, and other financial liability requirements.

INDUSTRY RISK. Consumers are currently attacking practices of the HMO industry through a number of separate class action lawsuits against PacifiCare and against other national HMOs. These lawsuits, including the ones filed to date against PacifiCare, may take years to resolve and, depending upon the outcomes of these cases, may cause or force changes in practices of the HMO industry. These cases also may cause additional regulation of the industry through new federal or state laws. These changes ultimately could adversely affect the HMO industry and could have a material effect on our financial position, results of operations or cash flows of a future period and prospects of PacifiCare.

STOCK MARKET RISK FACTORS. The market prices of the securities of PacifiCare and certain of the publicly held companies in the industry in which we operate have shown volatility and sensitivity in response to many factors, including:

-  Variations in our financial results;

-  General market conditions;

- The investor's perception of our business model and strategy, including the use of capitation and the mix of commercial and Medicare membership;

-  Changes in earnings estimates by industry research analysts;

-  Public communications regarding managed care;

-  Legislative or regulatory actions;

-  Health care cost trends;

-  Pricing trends;

-  Competition;

-  Earnings or membership reports of particular industry participants;

-  The outcome of class action lawsuits; and

-  Acquisition activity.

We cannot assure the level or stability of our share price at any time, or the impact of the foregoing or any other factors may have on our share price. The market price of our common stock may decline significantly if our earnings results for any quarter are below the expectations of industry research analysts.

OTHER. Results may differ materially from those projected, forecasted, estimated and budgeted by us due to adverse results in ongoing audits or in other reviews conducted by federal or state agencies or health care purchasing cooperatives; adverse results in significant litigation matters; and changes in interest rates causing changes in interest expense and net investment income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

The principal objective of our asset/liability management activities is to maximize net investment income, while maintaining acceptable levels of interest rate risk and facilitating our funding needs. Our net investment income and interest expense are subject to the risk of interest rate fluctuations. To mitigate the impact of fluctuations in interest rates, we manage the structure of the maturity of debt and investments and also use derivatives. We use derivative financial instruments, primarily interest rate swaps, with maturities that correlate to balance sheet financial instruments. This results in a modification of existing interest rates to levels deemed appropriate based on our current economic outlook.

The following table provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 1999. For investment securities and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Additionally, we have assumed our marketable securities and marketable securities-restricted, comprised primarily of U.S. government, state, municipal, and corporate debt securities, are similar enough to aggregate into fixed rate and variable rate securities for presentation purposes. Our average interest rate for the year 2000 is lower than future years because of the inclusion of zero coupon securities in 2000. For terms relating to our long term debt, see
Note 5 of the Notes to Consolidated Financial Statements.

                                    2000      2001       2002       2003      2004      BEYOND     TOTAL     FAIR VALUE
                                  --------   -------   --------   --------   -------   --------   --------   ----------
                                                                 (AMOUNTS IN THOUSANDS)
Assets:
Marketable securities:
  Fixed rate....................  $144,799   $23,725   $ 38,320   $ 38,528   $39,065   $686,989   $971,426    $932,259
  Average interest rate.........      2.56%     6.20%      5.88%      5.69%     5.90%      5.26%      4.94%         --
  Variable rate.................        --   $ 5,010   $  6,364         --        --   $ 56,231   $ 67,605    $ 66,935
  Average interest rate.........        --      6.55%      5.76%        --        --       4.94%      5.14%         --
Marketable
  securities -- restricted:
  Fixed rate....................  $ 56,437   $ 8,457   $  2,931         --   $   500   $ 16,784   $ 85,109    $ 84,521
  Average interest rate.........      3.09%     5.68%      5.89%        --      5.68%      4.95%      3.82%         --
  Variable rate.................        --        --         --         --        --   $  1,362   $  1,362    $  1,367
  Average interest rate.........        --        --         --         --        --       5.91%      5.91%         --
Liabilities:
Long term debt, including debt
  due within one year:
  Variable rate.................        --   $75,000   $800,000   $100,000        --         --   $975,000    $975,000
  Average interest rate.........        --      6.76%      6.76%      7.00%       --         --         --          --

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index included at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

We have not changed our independent auditors, nor have we had disagreements with our auditors on accounting principles, practices or financial statement disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

PacifiCare's Directors and Executive Officers are as follows:

                DIRECTORS                   AGE                      TITLE
                ---------                   ---                      -----
David A. Reed                               67     Chairman of the Board
Terry O. Hartshorn                          55     Vice Chairman of the Board
Alan R. Hoops                               52     Director, President and Chief Executive
                                                   Officer
Jack R. Anderson                            75     Director
Craig T. Beam                               44     Director
Richard M. Burdge, Sr.                      73     Director
Bradley C. Call                             57     Director
David R. Carpenter                          61     Director
Gary L. Leary                               64     Director
Warren E. Pinckert II                       56     Director
Lloyd E. Ross                               59     Director
Jean Bixby Smith                            61     Director

       CORPORATE EXECUTIVE OFFICERS
       ----------------------------
Jeffrey M. Folick                           52     Executive Vice President and Interim
                                                   President and CEO, PacifiCare Specialty
                                                   Products Division
Joseph S. Konowiecki                        46     Executive Vice President, General Counsel
                                                   and Secretary
Craig S. Schub                              44     President, Secure Horizons USA, Inc.
Robert N. Franklin                          56     Senior Vice President, Public Affairs
John E. Kao                                 38     Senior Vice President, Corporate
                                                   Development and Chief Financial Officer,
                                                   Secure Horizons USA, Inc.
Mary C. Langsdorf                           40     Senior Vice President, Finance, Corporate
                                                   Controller and Interim Chief Financial
                                                   Officer
Wanda A. Lee                                58     Senior Vice President, Corporate Human
                                                   Resources

 HEALTH PLANS DIVISION EXECUTIVE OFFICERS
 ----------------------------------------
Bradford A. Bowlus                          44     President and Chief Executive Officer
Richard E. Badger                           50     Regional Vice President, Western Region
                                                   and President and Chief Executive Officer,
                                                   PacifiCare of California
James W. Cassity                            48     Regional Vice President, Southwest Region
                                                   and President and Chief Executive Officer,
                                                   PacifiCare of Texas, Inc. and PacifiCare
                                                   of Oklahoma, Inc.
Ace M. Hodgin Jr., M.D.                     44     Regional Vice President, Desert Region and
                                                   President and Chief Executive Officer,
                                                   PacifiCare of Arizona, Inc.
Eric D. Sipf                                51     Regional Vice President, Central Region,
                                                   and President and Chief Executive Officer,
                                                   PacifiCare of Colorado, Inc.
Christopher P. Wing                         42     Regional Vice President, Northwest Region
                                                   and President and Chief Executive Officer,
                                                   PacifiCare of Washington, Inc.

 HEALTH PLANS DIVISION EXECUTIVE OFFICERS
 ----------------------------------------
Ronald M. Davis                             40     Senior Vice President and Chief
                                                   Administrative Officer
W. Joseph Arbanas                           55     Senior Vice President, Human Resources
Katherine F. Feeny                          47     Senior Vice President, Secure Horizons
                                                   Sales and Marketing
Maria Z. Fitzpatrick                        42     Interim Chief Information Officer and Vice
                                                   President, Information Technology
James A. Frey II                            33     Senior Vice President, Operations
Mitchell J. Goodstein                       48     Senior Vice President, Health Care
                                                   Economics
Richard J. LaBrecque                        56     Senior Vice President, Individual, Small
                                                   and Mid-Size Account Sales and Marketing
Linda M. Lyons, M.D.                        50     Senior Vice President, Health Services and
                                                   Chief Medical Officer
David A. Taaffe                             47     Senior Vice President, National Account
                                                   Sales and Marketing

DAVID A. REED has been Chairman of the Board since November 1999, and a Director of PacifiCare since 1992. His current term expires in 2002. Mr. Reed currently is the President of DAR Consulting Group and served as past Chairman of the American Hospital Association. Mr. Reed has served as a Director of In-Vitro International since 1996. Mr. Reed is Chairman of the Executive Committee.

TERRY O. HARTSHORN has been a director of PacifiCare since 1985 and is currently Vice Chairman of the Board. His current term expires in 2001. Mr. Hartshorn served as Chairman of PacifiCare's Board of Directors from 1993 to 1998. Mr. Hartshorn was President and Chief Executive Officer of UniHealth, the predecessor of UniHealth Foundation,* from 1993 to February 1997. Mr. Hartshorn is a Director of Professional Bancorp Inc., a bank holding company. Mr. Hartshorn is Chairman of the Governance and Nominating Committee and a member of the Executive Committee.

ALAN R. HOOPS has been a Director of PacifiCare since 1994. His current term expires this year. He served as Chairman of the Board from January 1999 through November 1999, and has been PacifiCare's Chief Executive Officer since 1993. Mr. Hoops has served as PacifiCare's President since November 1999, and previously served as President from 1993 to 1998.

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

CRAIG T. BEAM has been a Director of PacifiCare since 1997. His current term expires this year. Mr. Beam is President of Beam & Associates, a real estate development and management company, including health care project management. Mr. Beam was a Director of UniHealth from 1993 to 1998. Mr. Beam is a member of the Real Estate Committee.

RICHARD M. BURDGE, SR. has been a Director since 1997. His current term expires this year. Mr. Burdge was a Director of FHP from 1994 until February 1997 when FHP was acquired by PacifiCare. Mr. Burdge retired in 1984 as Executive Vice President of CIGNA Corporation, a position he held from 1982 to 1984. Mr. Burdge is a member of the Compensation Committee.

BRADLEY C. CALL has been a Director since 1997. His current term expires in 2002. Since 1998, Mr. Call has been a Director, President and Chief Executive Officer of Stellex Aerospace, Inc., a privately held aerospace component manufacturing firm with multiple plant operations throughout the U.S. Mr. Call has been a

---------------

*UniHealth Foundation is the single largest holder of PacifiCare's common stock.

Director of UniHealth Foundation since 1998, and served as Director of UniHealth from 1995 to 1998. Mr. Call is a member of the Executive and Audit Committees.

DAVID R. CARPENTER has been a Director of PacifiCare since 1989. His current term expires in 2002. Since 1998, Mr. Carpenter has served as Chairman and CEO of UniHealth Foundation. From February 1997 through December 1997, Mr. Carpenter served as Chairman, President and CEO of UniHealth. Since 1997, Mr. Carpenter has also served as Chairman and CEO of Paradigm Partners International, LLC. Mr. Carpenter is a Director of Employee Solutions, Inc. and Sales Media, Inc. Mr. Carpenter is Chairman of the Compensation Committee and a member of the Executive Committee.

GARY L. LEARY has been a Director of PacifiCare since 1989. His current term expires this year. On May 1, 1999, Mr. Leary retired from all of his positions with UniHealth Foundation, except as General Counsel, a position he has held since 1998 and will continue to hold until April 15, 2000. Mr. Leary served as a Director of UniHealth Foundation from June through December 1998. Mr. Leary also served as an Executive Vice President and President of the UniHealth Foundation from 1998 through May 1999. He continues to be a Director of several subsidiaries of the UniHealth Foundation. Mr. Leary was an Executive Vice President and General Counsel of UniHealth, the foundation's predecessor, from 1992 to 1998. Mr. Leary is a member of the Governance and Nominating and Real Estate Committees.

WARREN E. PINCKERT II has been a Director since 1985. His current term expires in 2001. Mr. Pinckert has been a Director, President and Chief Executive Officer of Cholestech Corporation, a medical device manufacturing firm, since 1993. Mr. Pinckert is a member of the Compensation Committee and is Chairman of the Audit Committee. Mr. Pinckert is a certified public accountant.

LLOYD E. ROSS has been a Director of PacifiCare since 1985. His current term expires in 2002. Mr. Ross is Managing Partner of InverMex, L.P. From 1996 to 1997, Mr. Ross served as Vice President/Division Manager of SMI Corporation, a division of ARB, Inc., a commercial and industrial building company and as President/CEO of SMI Construction from 1961 to 1996. Mr. Ross is a Director of the Southern California Water Company. Mr. Ross is a member of the Audit, Compensation, Real Estate and Governance and Nominating Committees.

JEAN BIXBY SMITH has been a Director since 1995. Her current term expires in 2001. Ms. Smith has been Chairman of Bixby Land Company since 1994 and President of Alamitos Land Company since 1991, both of which are engaged in the development and management of commercial and industrial real estate. Ms. Smith has also been a Director and Vice President of UniHealth Foundation since 1998. Ms. Smith is a member of PacifiCare's Governance and Nominating Committee and Chairperson of the Real Estate Committee.

JEFFREY M. FOLICK became Interim President and CEO of the Health Plans Division in November 1999. Mr. Folick has also served as an Executive Vice President of PacifiCare from 1993 to the present. Mr. Folick previously served as PacifiCare's President from July 1998 to November 1999, and Chief Operating Officer from 1993 through November 1999.

JOSEPH S. KONOWIECKI became an Executive Vice President in November 1999, and has been General Counsel of PacifiCare since 1989 and Secretary of PacifiCare since 1993. Mr. Konowiecki has been a partner of Konowiecki & Rank LLP, including a professional corporation, or its predecessor, since 1980 and has over 20 years of practice in business, corporate and health care law.

CRAIG S. SCHUB has been President of Secure Horizons USA, Inc. since 1993. Mr. Schub served as Senior Vice President, Marketing of PacifiCare from 1996 to 1998 and as Senior Vice President, Government Programs from 1995 to 1998. Mr. Schub serves as a Director of Presbyterian Health Plan.

ROBERT N. FRANKLIN has been Senior Vice President, Public Affairs since February 1997. From 1993 to February 1997, Mr. Franklin was Senior Vice President, Public Affairs of FHP.

JOHN E. KAO has been Senior Vice President, Corporate Development and Chief Financial Officer, Secure Horizons USA since 1998, and Vice President, Corporate Development since February 1997. From 1995 to February 1997, Mr. Kao was Vice President, Corporate Development for FHP. Prior to joining FHP, Mr. Kao held numerous positions with Bank of America.

MARY C. LANGSDORF has served as Interim Chief Financial Officer since September 1999. She has been Senior Vice President, Finance since January 1999 and PacifiCare's Corporate Controller since 1996. From 1995 to January 1999, Ms. Langsdorf served as Vice President, Finance.

WANDA A. LEE has been Senior Vice President, Corporate Human Resources of PacifiCare since 1993. From 1984 to 1993, Ms. Lee was Vice President of Human Resources of FHP.

BRADFORD A. BOWLUS joined PacifiCare in 1994 and became President and CEO of PacifiCare's Health Plans Division in October 1999. He served as Regional Vice President, Western Region and President and CEO of PacifiCare of California or "PCC" from 1997 through October 1999. From 1994 through 1997, Mr. Bowlus served in various capacities for PacifiCare, including President and CEO of PacifiCare of Washington, Inc., President and CEO of PacifiCare Dental and Vision and Vice President of PCC.

RICHARD E. BADGER has been Regional Vice President, Western Region and President and CEO of PacifiCare of California since November 1999. Mr. Badger served as Regional Vice President, Desert Region and President and CEO of PacifiCare of Arizona, Inc. from 1998 to November 1999. Mr. Badger served as President of PacifiCare of Northern California from 1993 to 1998.

JAMES W. CASSITY was appointed Regional Vice President, Southwest Region and President and CEO of PacifiCare of Texas, Inc. and PacifiCare of Oklahoma, Inc., on March 20, 2000. From June 1997 through September 1999, Mr. Cassity served as President Central Division, Prudential HealthCare, a national healthcare company, and as Vice President, Prudential HealthCare, from August 1996 through June 1997.

ACE M. HODGIN JR., M.D. has been Regional Vice President, Desert Region and President and CEO of PacifiCare of Arizona since November 1999. Dr. Hodgin served as Vice President, Health Serves of PacifiCare of Arizona from 1997 to November 1999, and Medical Director of PacifiCare of Arizona from 1994 to 1997.

ERIC D. SIPF joined PacifiCare in February 1997 and currently serves as Regional Vice President, Central Region. Mr. Sipf has been President and CEO of PacifiCare of Colorado, Inc., formerly FHP of Colorado, Inc., since 1996. Mr. Sipf joined FHP as a Senior Vice President Eastern Division in 1994 and served in that capacity until February 1997.

CHRISTOPHER P. WING joined PacifiCare in 1994 and currently serves as Regional Vice President, Northwest Region and President and CEO of PacifiCare of Washington, Inc. From 1994 to 1997, Mr. Wing served in various capacities for PacifiCare, including President and CEO of PacifiCare of Utah, Inc., Senior Vice President, Health Services of PCC and Vice President, General Manager of PCC.

RONALD M. DAVIS became Senior Vice President and Chief Administrative Officer of PacifiCare's Health Plans Division in October 1999. He was Senior Vice President, Corporate Operations from 1995 to October 1999. Mr. Davis served as Senior Vice President, Operations of PCC from 1993 to 1995.

W. JOSEPH ARBANAS has been Senior Vice President, Human Resources since January 2000. From 1998 through December 1999, Mr. Arbanas served as a Senior Business Consultant, Organization Development of PacifiCare. He served as Vice President, Human Resources of PCC from 1997 to 1998 and as Vice President, Organization and Human Resources of PacifiCare from 1995 to 1997.

KATHERINE F. FEENY has been Senior Vice President, Secure Horizons Sales and Marketing since January 2000. From August through December 1999, Ms. Feeny served as Vice President, Sales and Marketing of Secure Horizons of California and from 1995 to 1997, as Regional Sales Director, Secure Horizons of California.

MARIA Z. FITZPATRICK has been Interim Chief Information Officer since March 11, 2000. From August 1996 through March 2000, Ms. Fitzpatrick served as Vice President, Information Technology-Systems Development. Prior to joining PacifiCare, Ms. Fitzpatrick served in various capacities with Bank of America, National Trust and Savings Association.

JAMES A. FREY II has been Senior Vice President, Operations since January 2000. Mr. Frey served as President, PacifiCare of Nevada, Inc. from April through December 1999, as Vice President of Operations,

Desert Region from 1997 to April 1999 and as Director of Regulatory Affairs, Desert Region from 1996 to 1997.

MITCHELL J. GOODSTEIN currently serves as Senior Vice President, Health Care Economics. Mr. Goodstein was Regional Vice President, Southeast Region and President of PacifiCare of Florida, Inc. from 1995 to 1997. Prior to joining PacifiCare, Mr. Goodstein served as the Chief Executive Officer of HMO California, a licensed health care service plan, from 1992 to 1995.

RICHARD J. LABRECQUE has been Senior Vice President, Individual, Small and Mid-Size Account Sales and Marketing since January 2000. From September 1999 through December 1999, Mr. LaBrecque served as Vice President, Sales, National Accounts for PacifiCare. Before joining PacifiCare, Mr. LaBrecque was National Vice President, Sales for Prudential HealthCare from 1995 through August 1999.

LINDA M. LYONS, M.D. has been Senior Vice President, Health Services since 1996. Prior to joining PacifiCare, Dr. Lyons served in various capacities for SCRIPPS Clinic Medical Group, including as Senior Vice President, Managed Care Operations, from 1986 to 1996.

DAVID A. TAAFFE has been Senior Vice President, National Account Sales and Marketing since January 2000. Prior to joining PacifiCare, Mr. Taaffe was Vice President of Sales for the east coast for Prudential HealthCare from 1997 through 1999 and from 1994 through 1997, he served as Vice President of Sales for Prudential's Southern California operations.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

PacifiCare believes that during 1999, all filings with the Securities and Exchange Commission of its officers, directors and 10 percent stockholders complied with the requirement for reporting ownership and changes in ownership of PacifiCare's common stock pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), except that Jack R. Anderson, John E. Kao, Mitchell J. Goodstein and Eric D. Sipf each did not file a report for one transaction on a timely basis. Once discovered, these oversights were promptly corrected.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the compensation paid to Alan Hoops, who served as Chief Executive Officer of PacifiCare during 1999, and the other most highly compensated executive officers of PacifiCare (collectively, the Named Executive Officers, or "NEOs") for the years ended December 31, 1999, 1998 and 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM
                                                         ANNUAL COMPENSATION                COMPENSATION
                                                 ------------------------------------   ---------------------
                                                                         OTHER ANNUAL   SECURITIES     LTIP      ALL OTHER
                                                  SALARY      BONUS      COMPENSATION   UNDERLYING   PAYOUTS    COMPENSATION
      NAME AND PRINCIPAL POSITION         YEAR     (1)         (2)           (3)         OPTIONS       (4)          (5)
      ---------------------------         ----   --------   ----------   ------------   ----------   --------   ------------
Alan R. Hoops...........................  1999   $920,000   $1,104,995     $521,998      160,000     $298,996     $ 58,994
  CEO, Corporate President                1998   $893,078   $1,161,001     $553,708       15,000     $     --     $ 47,983
                                          1997   $860,000   $       --     $ 80,000      445,000     $     --     $120,497

Jeffrey M. Folick.......................  1999   $600,000   $  564,957     $225,983       50,000     $176,176     $ 51,794
  Executive Vice President, Corporate     1998   $597,115   $  621,000     $248,400       12,500     $     --     $ 44,762
                                          1997   $575,000   $       --     $     --      310,000     $     --     $ 93,325

Bradford A. Bowlus......................  1999   $501,923   $  449,856     $143,954      140,000     $ 75,504     $ 79,507
  President and CEO, Health Plans
    Division                              1998   $363,463   $  253,681     $ 40,589       10,000     $     --     $269,037
                                          1997   $235,385   $       --     $     --      195,000     $ 76,667     $129,166

Richard E. Badger.......................  1999   $318,076   $  294,261     $     --       80,000     $ 50,441     $ 65,715
  Regional Vice President,                1998   $256,846   $  178,875     $ 35,775       39,365     $     --     $ 77,670
  Western Region, Health Plans Division   1997   $220,000   $       --     $     --       46,500     $ 99,700     $ 21,306

Linda M. Lyons, M.D.....................  1999   $300,000   $  349,161     $     --       45,000     $ 65,613     $ 49,647
  Senior Vice President Health Services,  1998   $305,307   $  190,365     $ 45,688       10,000     $     --     $ 81,965
  Health Plans Division                   1997   $275,000   $       --     $     --      164,400     $     --     $ 56,677

Robert B. Stearns(6)....................  1999   $450,000   $  279,002     $111,601       30,000     $     --     $107,835
  Exec. Vice President and CFO            1998   $216,347   $  245,044     $ 98,018      275,000     $     --     $172,597
                                          1997   $     --   $       --     $     --           --     $     --     $     --

---------------
(1) 1998 salaries included one extra pay period because of year-end payroll timing. Base salaries at December 31, 1998 were as follows:

Alan R. Hoops.............  $860,000
Jeffrey M. Folick.........  $575,000
Bradford A. Bowlus........  $350,000
Richard E. Badger.........  $265,000
Linda M. Lyons, M.D. .....  $294,000
Robert B. Stearns.........  $450,000

(2) The amounts shown in this column include payments made pursuant to PacifiCare's 1996 Management Incentive Compensation Plan, as amended (the "MICP"), and include amounts awarded and accrued during the fiscal years earned, but paid in the following fiscal year. Portions of the 1999 and 1998 MICP bonuses were attributable to incentives where executive officers received bonuses in excess of the maximum payable under the MICP for the achievement of maximum performance objectives. Bonuses awarded under these incentives are payable in installments over a three-year period. To receive each installment, the executive officer must be employed by PacifiCare at the time of payment and PacifiCare must achieve target earnings per share for the prior year.

(3) Amounts shown are attributable to a risk premium applied to amounts deferred under PacifiCare's stock unit deferred compensation plan. Under this deferred compensation plan, executive officers may defer all or a portion of their bonus. The Corporate CEO may also defer all or a portion of his salary. Amounts deferred are converted into units of PacifiCare's common stock. The number of stock units converted is equal to the amount of bonus or salary deferred, multiplied by a risk premium, then divided by the price of PacifiCare's common stock. The common stock price used is determined by PacifiCare's Compensation Committee based on the closing price of the common stock on the Nasdaq National Market. Distributions are made in shares of common stock.

(4) Includes amounts awarded and accrued under PacifiCare's Long-Term Performance Incentive Plan (the "LTPIP") during the years earned, but paid in the following year. In 1999 and 1997, 60 percent of the awards were paid in cash and 40 percent of the awards were paid in shares of common stock. The shares of common stock distributed were valued at $45.13 per share in 1999 and $72.88 per share in 1997 (the fair market values of the common stock at the time the payments were awarded). No awards were made under the LTPIP to the NEOs for 1998. Payments under the LTPIP to the NEOs were as follows:

                                          1999                    1997
                                  ---------------------   ---------------------
                                               NUMBER                  NUMBER
                                  CASH PAID   OF SHARES   CASH PAID   OF SHARES
                                  ---------   ---------   ---------   ---------
Alan R. Hoops...................  $179,398      2,650      $    --        --
Jeffrey M. Folick...............  $105,706      1,561      $    --        --
Bradford A. Bowlus..............  $ 45,302        669      $46,060       420
Richard E. Badger...............  $ 30,265        447      $59,837       547
Linda M. Lyons, M.D. ...........  $ 39,368        581      $    --        --

PacifiCare suspended the LTPIP in 1997. When the LTPIP was suspended in 1997, three performance cycles remained outstanding. The payment made for the 1997 to 1999 cycle, represented by the "1999" column above, was the last performance cycle.

(5) Amounts in this column include contributions by PacifiCare to the PacifiCare Health Systems, Inc. Savings and Profit Sharing Plan (the "Profit Sharing Plan") and miscellaneous fringe benefits. All PacifiCare employees who have completed 3 1/2 months of continuous service are eligible to participate in the Profit Sharing Plan.

     (a) PacifiCare contributed amounts equal to three percent of annual salaries in 1999 and two percent in 1998 and 1997, up to a specified maximum amount. For the NEOs, these contributions were:

                                                1999     1998     1997
                                               ------   ------   ------
Alan R. Hoops................................  $4,800   $3,200   $3,200
Jeffrey M. Folick............................  $4,800   $3,200   $3,200
Bradford A. Bowlus...........................  $4,800   $3,200   $3,200
Richard E. Badger............................  $4,800   $3,200   $3,200
Linda M. Lyons, M.D. ........................  $4,800   $3,200   $2,115
Robert B. Stearns............................  $4,800   $   --   $   --

     (b) PacifiCare contributed amounts equal to one-half of the compensation deferred by each employee up to three percent of the employee's annual compensation up to a specified amount. For the NEOs, these contributions were:

                                                1999     1998     1997
                                               ------   ------   ------
Alan R. Hoops................................  $4,800   $4,800   $4,750
Jeffrey M. Folick............................  $4,800   $4,800   $4,750
Bradford A. Bowlus...........................  $4,800   $4,800   $6,409
Richard E. Badger............................  $4,800   $4,800   $4,750
Linda M. Lyons, M.D. ........................  $4,800   $4,800   $3,730
Robert B. Stearns............................  $4,800   $   --   $   --

     (c) PacifiCare contributed discretionary amounts, determined solely at the discretion of the Board of Directors, from PacifiCare's current or accumulated earnings (generally based upon a percentage of pretax income). For the NEOs, these contributions were:

                                                1999     1998     1997
                                               ------   ------   ------
Alan R. Hoops................................  $3,159   $2,997   $3,494
Jeffrey M. Folick............................  $3,159   $2,997   $3,494
Bradford A. Bowlus...........................  $3,159   $2,997   $3,494
Richard E. Badger............................  $3,159   $2,997   $3,494
Linda M. Lyons, M.D. ........................  $3,159   $2,997   $  423
Robert B. Stearns............................  $3,159   $   --   $   --

     (d) Includes amounts contributed by PacifiCare pursuant to the Statutory Restoration Plan of PacifiCare (the "Statutory Restoration Plan"). The Statutory Restoration Plan allows participants to defer the portion of their pay that otherwise would be deferred under the Profit Sharing Plan, but for statutory limitations, and to receive excess matching contributions, profit-sharing contributions and discretionary contributions in the same percentages as those provided by the Profit Sharing Plan. Employees in PacifiCare's two highest salary grades are eligible to participate in the Statutory Restoration Plan. For the NEOs, these contributions were:

                                             1999      1998      1997
                                            -------   -------   -------
Alan R. Hoops.............................  $33,600   $25,077   $48,844
Jeffrey M. Folick.........................  $26,400   $21,856   $40,766
Bradford A. Bowlus........................  $30,859   $12,642   $    --
Richard E. Badger.........................  $14,851   $ 9,558   $ 5,337
Linda M. Lyons, M.D. .....................  $12,398   $ 6,977   $13,192
Robert B. Stearns.........................  $17,793   $    --   $    --

     (e) Includes premiums paid by PacifiCare for term life insurance for all employees. For each of the NEOs, these amounts were $290 for 1999, 1998 and 1997. Also includes additional insurance premiums paid by PacifiCare for Mr. Hoops totaling $2,802 for 1997 and for Mr. Folick totaling $1,532 for 1997.

     (f) Includes amounts paid by PacifiCare for excess sick time and vacation time accrued. For the NEOs, these amounts were:

                                             1999      1998      1997
                                            -------   -------   -------
Alan R. Hoops.............................  $    --   $    --   $53,783
Jeffrey M. Folick.........................  $    --   $    --   $35,959
Bradford A. Bowlus........................  $20,192   $    --   $ 3,349
Richard E. Badger.........................  $ 5,385   $    --   $    --
Linda M. Lyons, M.D. .....................  $ 5,769   $    --   $    --
Robert B. Stearns.........................  $30,780   $    --   $    --

     (g) Includes amounts paid by PacifiCare for personal financial services. For the NEOs, these amounts were:

                                             1999      1998      1997
                                            -------   -------   -------
Alan R. Hoops.............................  $12,345   $11,619   $ 3,334
Jeffrey M. Folick.........................  $12,345   $11,619   $ 3,334
Bradford A. Bowlus........................  $15,157   $17,452   $    --
Richard E. Badger.........................  $12,930   $    --   $    --
Linda M. Lyons, M.D. .....................  $18,431   $13,701   $    --

     (h) Includes amounts paid by PacifiCare for relocation expenses. For the NEOs, these amounts were:

                                             1999      1998      1997
                                            -------   -------   -------
Bradford A. Bowlus........................  $    --   $227,656  $88,249
Richard E. Badger.........................  $19,500   $26,825   $    --
Linda M. Lyons, M.D. .....................  $    --   $50,000   $16,927
Robert B. Stearns.........................  $14,100   $47,500   $    --

     (i) Includes amounts paid by PacifiCare as sign-on bonuses. For the NEOs, these amounts were:

                                              1999     1998      1997
                                              ----   --------   -------
Bradford A. Bowlus..........................   $--   $     --   $24,175
Richard E. Badger...........................   $--   $ 30,000   $    --
Linda M. Lyons, M.D. .......................   $--   $     --   $20,000
Robert B. Stearns...........................   $--   $125,000   $    --

     (j) In connection with his relocation to California in 1998, PacifiCare loaned $125,000 to Mr. Stearns. According to the terms of his severance agreement, Mr. Stearns is not required to repay any outstanding principal or interest on the loan. Of this total, $25,000 plus accrued interest was included in All Other Compensation for 1999. The balance will be forgiven in 2000.

(6) Mr. Stearns resigned as Executive Vice President and Chief Financial Officer effective September 15, 1999. His effective termination date was December 13, 1999. The options granted to Mr. Stearns in 1999 expired on his effective termination date.

                       OPTION GRANTS IN LAST FISCAL YEAR

The following table provides information on stock options granted in 1999 to PacifiCare's NEOs pursuant to PacifiCare's 1996 Stock Option Plan for Officers and Key Employees, as amended (the "Employee Plan").

                                              PERCENT
                                NUMBER OF     OPTIONS
                                SECURITIES   GRANTED TO   EXERCISE OR
                                UNDERLYING   EMPLOYEES     BASE PRICE    EXPIRATION      GRANT DATE
             NAME               OPTIONS(1)    IN 1999     PER SHARE(2)      DATE      PRESENT VALUE(3)
             ----               ----------   ----------   ------------   ----------   ----------------
Alan R. Hoops.................    60,000        2.7          $71.59       4/22/09        $2,519,160
                                 100,000        4.4          $45.31       11/5/09        $2,564,010

Jeffrey M. Folick.............    50,000        2.2          $71.59       4/22/09        $1,756,334

Bradford A. Bowlus............    40,000        1.8          $71.59       4/22/09        $1,405,067
                                 100,000        4.4          $45.31       11/5/09        $2,223,205

Richard E. Badger.............    15,000        0.7          $75.38        3/8/09        $  543,482
                                  65,000        2.9          $45.31       11/5/09        $1,445,083

Linda M. Lyons, M.D. .........    10,000        0.4          $71.59       4/22/09        $  351,267
                                  35,000        1.5          $45.31       11/5/09        $  778,122

Robert B. Stearns(4)..........    30,000        1.3          $71.59       4/22/09        $1,053,800

CHANGE IN TOTAL MARKET VALUE OF COMPANY
AT ASSUMED ANNUAL RATES OF STOCK PRICE APPRECIATION FOR 10 YEARS(5)        5%               10%
-------------------------------------------------------------------  --------------    --------------
37,252,000 shares outstanding, $53.00 per share at 12/31/99....      $1,241,884,000    $3,147,160,000

---------------
(1) Only nonqualified stock options were granted in 1999 pursuant to the Employee Plan. These options generally become exercisable in four cumulative annual installments of 25 percent on each anniversary of the date of grant. No incentive stock options or stock appreciation rights were granted in 1999. Options that have been held for six months, and not already exercisable or expired automatically, become exercisable if there is a "Change of Control." Under the Employee Plan, a Change of Control is defined as the occurrence of any of the following:

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

     (d) any merger, consolidation or sale such that any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) acquires beneficial ownership, within the meaning of Rule 13d-3 of the Exchange Act, of 20 percent or more of the voting common stock of PacifiCare and the ownership interest of the voting common stock owned by UniHealth is less than or equal to the ownership interest of the voting common stock of such individual, entity or group;

     (e) a dissolution or liquidation of PacifiCare; or

     (f) PacifiCare becomes a non-publicly held company.

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

(3) These values were established using the Black-Scholes stock option pricing model. Assumptions used to calculate the grant date present value of option shares granted during 1999 were in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, as follows:

     (a) Expected Volatility -- The standard deviation of the continuously compounded rates of return calculated on PacifiCare's average daily common stock price over a period of time immediately preceding the grant and equal in length to the expected term of the option until exercise. The volatility was 52 percent.

     (b) Risk-Free Interest Rate -- The rate available at the time the grant was made on zero-coupon U.S. government issues with a remaining term equal to the expected life. The risk-free interest rate ranged from approximately five to six percent.

     (c) Dividend Yield -- The expected dividend yield was zero percent based on the historical dividend yield over a period of time immediately preceding the grant date equal in length to the expected term of the grant.

     (d) Expected Term until Exercise -- The expected term of the option grants ranged from two to four years. Expected terms were calculated based on the historical average number of years executive officers exercise options, after the options vest.

     (e) Forfeiture Rate -- Under SFAS No. 123, forfeitures may be estimated or assumed to be zero. The forfeiture rate was assumed to be zero.

(4) The options granted to Mr. Stearns in 1999 expired on December 13, 1999, his effective termination date.

(5) These amounts are not intended to forecast possible future appreciation, if any, of PacifiCare's stock prices. No assurances can be given that the stock prices will appreciate at these rates or experience any appreciation at all.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

The following table provides information for NEO options exercised during 1999, and unexercised options held as of December 31, 1999.

                                                           NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                          UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                               SHARES                        OPTIONS AT FY-END                 AT FY-END
                             ACQUIRED ON     VALUE      ---------------------------   ---------------------------
           NAME               EXERCISE      REALIZED    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
           ----              -----------   ----------   -----------   -------------   -----------   -------------
Alan R. Hoops..............    40,000      $3,178,850     390,500        427,500      $2,063,875      $768,750
Jeffrey M. Folick..........    15,000      $  513,538     300,375        243,125      $   96,250      $     --
Bradford A. Bowlus.........        --      $       --     103,500        250,000      $       --      $768,750
Richard E. Badger..........    21,375      $  543,000      19,716        132,774      $       --      $499,688
Linda M. Lyons, M.D. ......     1,100      $   22,000      91,100        147,200      $       --      $269,063
Robert B. Stearns..........        --      $       --     125,000             --      $       --      $     --

EMPLOYMENT AGREEMENTS

PacifiCare has entered into employment agreements with Mr. Bowlus, Mr. Badger and Dr. Lyons. Each agreement continues until the death, disability, misconduct or written notice of termination by either PacifiCare or the NEO. The agreements provide that Mr. Bowlus, Mr. Badger and Dr. Lyons are entitled to his or her base salary, participation in all employee benefit programs, reimbursement for business expenses and participation in PacifiCare's MICP and Employee Plan. The agreements also contain provisions that entitle each of the NEOs to receive severance benefits, payable if the officer's employment with PacifiCare is terminated for various reasons, including death, disability, termination following a change of ownership or control of PacifiCare and termination without cause.

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

In the event Mr. Bowlus, Mr. Badger or Dr. Lyons is terminated by PacifiCare (other than for incapacity, disability, habitual neglect or gross misconduct) within 24 months of a change of control or is terminated without cause, the employment agreements provide for payment of base salary and certain benefits for 24 months, and payment of benefits under PacifiCare's MICP that will be deemed to have accrued to the termination date. The contingent liability for severance payments that PacifiCare would be required to make under the employment agreements (excluding amounts that may be payable under incentive plans and the value of certain benefits) would be approximately $1,220,400 to Mr. Bowlus, $798,000 to Mr. Badger, and $618,000 to Dr. Lyons.

Mr. Folick has entered into an agreement with PacifiCare, that provides compensation for him upon retirement. Through December 31, 2000, Mr. Folick will receive salary, will be eligible to participate in certain employee benefit plans and his stock options will continue to vest in accordance with their terms. From January 1, 2001 through December 31, 2001, Mr. Folick will be able to exercise his vested stock options and will receive continued medical, dental and vision coverage. As of December 31, 2000, all other employee benefits will cease and he will not receive any additional compensation. Mr. Folick will receive approximately $487,000 in compensation through December 31, 2000. If Mr. Folick is employed by a competitor of

PacifiCare before December 31, 2000, we will reduce his compensation by the amount he receives from the competitor.

Mr. Hoops has entered into an amended employment agreement, that continues until the earlier of a change of control or March 31, 2001. Upon termination, Mr. Hoops will retire as Chief Executive Officer and President of PacifiCare. If a change of control has not occurred on or before March 31, 2001, Mr. Hoops will become a consultant to PacifiCare. Through March 31, 2001 or upon a change of control, Mr. Hoops will receive salary, will be eligible to participate in PacifiCare's benefit programs, including PacifiCare's MICP and Employee Plan, and will be reimbursed for business expenses. The agreement also contain provisions that entitle Mr. Hoops to receive severance benefits, payable if his employment with PacifiCare is terminated for various reasons, including death, disability, termination following a change of ownership or control of PacifiCare and termination without cause.

If Mr. Hoops is terminated for reasons other than incapacity, disability, habitual neglect or gross misconduct, he will receive an amount equal to: (i) 36 months of his current salary, (ii) three times his average bonus under the MICP,
(iii) continuation of health benefits, (iv) 36 months of his automobile allowance, (v) outplacement services and (vi) the ability to exercise all vested stock options for one year. Mr. Hoops will receive the severance benefits over a period of 36 months. If Mr. Hoops becomes a consultant, he will receive compensation similar to the benefits he would receive if he were involuntarily terminated. We estimate that this expense will not exceed approximately $6.3 million. Upon a change of control, Mr. Hoops will receive a lump sum payment consisting of (i) three times his existing base salary; (ii) three times his average MICP bonus for the last two years; (iii) a prorated target bonus; (iii) an amount equal to 36 months of continued medical, dental and vision coverage;
(v) outplacement benefits; and (vi) 36 months of his automobile allowance. Mr. Hoops will also receive an amount to cover any excise tax penalty. In addition, Mr. Hoops' stock options will automatically vest upon a change of control and Mr. Hoops will have one year to exercise his options. We estimate that this expense will not exceed approximately $6.3 million plus a prorated target bonus.

If, while receiving severance payments following their involuntary termination, any NEO (except Mr. Folick and Mr. Stearns, as described herein) is employed by a competitor, their severance payments will be reduced by an amount equal to the payment received from the competitor.

Mr. Stearns has entered into a separation agreement with PacifiCare that provides for Mr. Stearns to receive salary and an auto allowance for a period of 24 months, and outplacment services. Mr. Stearns will also be able to exercise his vested stock options for one year after the effective date of his employment termination, which was December 13, 1999. In addition, Mr. Stearns received an award under the MICP for 1999, and the $125,000 loan that we provided him in connection with his relocation was forgiven. Mr. Stearns is not eligible to participate in any other employee benefit plans of PacifiCare. If, while receiving his severance payments, Mr. Stearns is employed by a competitor of PacifiCare, we may reduce his severance by the amount he receives from the competitor.

Upon a change of control (as defined in the Employee Plan) and if a minimum per share consideration is being paid for the transaction, each of the NEOs, except Mr. Badger, will receive a cash payment for each unexercised premium priced option equal to the difference between (x) 110 percent of the price per share at which the PacifiCare common stock is sold in the change of control transaction and (y) the exercise price of the premium priced option. If the per share consideration equals or exceeds $115 per share, the executive officers will not receive a cash payment. The exercise price for one-half of the premium priced options outstanding is $92.50 per share. The exercise price for the balance is $114.00 per share. For the NEOs as a group, cash payments under this program may range from approximately $5,000 to $24 million.

COMPENSATION OF DIRECTORS

CASH COMPENSATION. Directors who are not full-time employees of PacifiCare receive, as compensation for their services, an annual retainer of $25,000, $1,200 for each PacifiCare Board of Directors meeting attended, $1,000 for each Board of Directors committee meeting attended and a telephone meeting fee equal to one-half the fee paid for a Board of Directors meeting or Board committee meeting, as the case may be. The

Chairman of the Board, when not an employee or officer, receives $2,400 for attendance at meetings of the Board. Chairmen of committees receive $2,000 for each committee meeting attended. Directors are also reimbursed for usual and customary travel expenses. In 2000, the Board of Directors suspended the program that required each Director to own a minimum amount of PacifiCare common stock. PacifiCare does not have a retirement plan for non-employee directors.

David Reed became Chairman of the Board and a PacifiCare employee on November 1, 1999. We pay Mr. Reed $250,000 annually for his services as Chairman, but do not compensate him for his participation as a Board member or as a member of a committee of the Board. Mr. Reed is eligible to participate in our Profit Sharing Plan and the Employee Plan, but is not eligible for any other benefits. Mr. Reed received a stock option grant under the Employee Plan on November 5, 1999 for 25,000 shares of PacifiCare common stock, with an exercise price of $45.31 per share. The options vest 33 1/3 percent per year beginning one year from the date of grant, or 100 percent upon retirement, whichever occurs earlier.

STOCK OPTION PLAN. Under PacifiCare's Amended and Restated 1996 Non-Officer Directors Stock Option Plan (the "Directors Plan"), non-officer Directors of PacifiCare who are not eligible to receive awards under the Employee Plan are automatically granted nonqualified stock options to purchase 5,000 shares of common stock on June 30 of each year; provided that, during the preceding 12 months, the director served on the Board of Directors and was not eligible to receive awards under the Employee Plan. The Directors Plan also provides for the automatic grant of nonqualified stock options to purchase 10,000 shares of common stock upon being elected to the Board of Directors. Currently, no more than 390,000 shares of common stock are available for nonqualified stock options under the Directors Plan.

The exercise price of the shares of common stock subject to any nonqualified stock option granted under the Directors Plan is 100 percent of the fair market value of the underlying common stock on the date of grant. Nonqualified stock options granted under the Directors Plan vest immediately on the grant date. The underlying common stock, however, may not be sold within the first six months of the grant date.

Nonqualified stock options granted under the Directors Plan may not be exercised after the earlier of:

     (a) the expiration of 10 years and one day from the date the nonqualified stock option was granted;

     (b) the expiration of one year from the time the optionee voluntarily ceases to serve as a director of PacifiCare; and

     (c) the expiration of one year from the date an optionee ceases to serve as a director of PacifiCare by reason of disability or death.

In addition, the Directors Plan provides for an automatic and immediate acceleration of the vesting of all nonqualified stock options granted under the Directors Plan that have been held for at least six months upon the occurrence of a Change of Control (as defined in the Employee Plan).

During 1999, the non-officer Directors were granted nonqualified stock options under the Directors Plan as follows (except as indicated for Mr. Reed and Mr. Hartshorn):

                                                               NUMBER OF SECURITIES    EXERCISE OR BASE
                     NAME                        GRANT DATE     UNDERLYING OPTIONS     PRICE PER SHARE
                     ----                        ----------    --------------------    ----------------
David A. Reed, Chairman........................   06/30/99             5,000                $71.94
                                                  11/05/99(1)         25,000                $45.31
Terry O. Hartshorn, Vice Chairman..............   06/30/99(1)          5,000                $71.94
                                                  11/05/99            10,000                $45.31
Jack R. Anderson...............................   06/30/99             5,000                $71.94
                                                  11/05/99            10,000                $45.31
Craig T. Beam..................................   06/30/99             5,000                $71.94
                                                  11/05/99            10,000                $45.31
Richard M. Burdge..............................   06/30/99             5,000                $71.94
                                                  11/05/99            10,000                $45.31
Bradley C. Call................................   06/30/99             5,000                $71.94
                                                  11/05/99            10,000                $45.31
David R. Carpenter.............................   06/30/99             5,000                $71.94
                                                  11/05/99            10,000                $45.31
Gary L. Leary..................................   06/30/99             5,000                $71.94
                                                  11/05/99            10,000                $45.31
Warren E. Pinckert II..........................   06/30/99             5,000                $71.94
                                                  11/05/99            10,000                $45.31
Lloyd E. Ross..................................   06/30/99             5,000                $71.94
                                                  11/05/99            10,000                $45.31
Jean Bixby Smith...............................   01/28/99             5,000                $70.38
                                                  06/30/99             5,000                $71.94
                                                  11/05/99            10,000                $45.31

---------------
(1) Mr. Reed and Mr. Hartshorn received these stock option grants under the Employee Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

This table shows how much PacifiCare common stock is owned by the directors and certain executive officers as of January 7, 2000, and owners of more than five percent of PacifiCare's outstanding common stock as of February 29, 2000.

                 AMOUNT AND NATURE OF SHARES BENEFICIALLY OWNED

                                                            NUMBER                    PERCENT OF
                                                           OF SHARES     RIGHT TO     OUTSTANDING
                          NAME                             OWNED(1)     ACQUIRE(2)      SHARES
                          ----                             ---------    ----------    -----------
UniHealth Foundation(3)..................................  6,194,500           --        17.2
Capital Group International, Inc.(4).....................  4,615,910           --        12.8
Sanford C. Bernstein & Co., Inc.(5)......................  3,719,675           --        10.4
Vanguard/Windsor Funds, Inc. -- Windsor Fund(6)..........  2,619,300           --         7.3
The Prudential Insurance Company of America(7)...........  2,556,061           --         7.1
Wellington Management Company, LLP(8)....................  2,437,700           --         6.8
David A. Reed............................................      1,000       16,250           *
Terry O. Hartshorn.......................................    167,732      118,750           *
Alan R. Hoops............................................    243,073      390,500         1.7
Jack R. Anderson(9)......................................    392,937       28,146         1.1
Craig T. Beam............................................      1,030       21,250           *
Richard M. Burdge, Sr.(10)...............................     89,981       23,405           *

                                                            NUMBER                    PERCENT OF
                                                           OF SHARES     RIGHT TO     OUTSTANDING
                          NAME                             OWNED(1)     ACQUIRE(2)      SHARES
                          ----                             ---------    ----------    -----------
Bradley C. Call..........................................      1,000       21,250           *
David R. Carpenter.......................................      1,000       44,300           *
Gary L. Leary............................................      1,000       44,300           *
Warren E. Pinckert II....................................        632       39,300           *
Lloyd E. Ross............................................      1,000       32,900           *
Jean Bixby Smith.........................................        230       25,750           *
Jeffrey M. Folick........................................      3,650      300,375           *
Bradford A. Bowlus.......................................         --      103,500           *
Richard E. Badger........................................         --       19,716           *
Linda M. Lyons, M.D......................................         --       91,100           *
Robert B. Stearns........................................      2,000      125,000           *
All Directors and Executive Officers as a group(11) (35
  persons)...............................................    983,915    2,300,254         8.3

---------------
  *  Less than one percent.

 (1) Information with respect to the beneficial ownership is based on information furnished to PacifiCare by each person in this table. Includes shares for which the named person:

        -  has sole voting and investment power, or

        - has shared voting and investment power with his or her spouse, unless otherwise indicated in the footnotes.

 (2) Shares that can be acquired through stock option exercises through March 7, 2000.

 (3) UniHealth Foundation is a California nonprofit public benefit corporation. The address of UniHealth Foundation is 3400 Riverside Drive, Burbank, California 91505.

 (4) Based on information contained in a report on Schedule 13-G filed with the SEC on February 14, 2000. The address of Capital Group International, Inc. is 11100 Santa Monica Boulevard, Los Angeles, California 90025.

 (5) Based on information contained in a report on Schedule 13-G filed with the SEC on February 9, 2000. The address of Sanford C. Bernstein & Co., Inc. is 767 Fifth Avenue, New York, New York 10153.

 (6) Based on information contained in a report on Schedule 13-G/A filed with the SEC on February 1, 2000. The address of Vanguard/Windsor Funds,
     Inc. -- Windsor Fund is Post Office Box 2600, Valley Forge, Pennsylvania 19428.

 (7) Based on information contained in a report on Schedule 13-G filed with the SEC on February 7, 2000. The address of The Prudential Insurance Company of America is 751 Broad Street, Newark, New Jersey 07102-3777.

 (8) Based on information contained in a report on Schedule 13-G/A filed with the SEC on February 11, 2000. The address of Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109.

 (9) Includes 169,526 shares of common stock held by Mr. Anderson's spouse. Mr. Anderson disclaims beneficial ownership of these shares.

(10) Includes 15,610 shares of common stock held by Mr. Burdge's spouse and 11,136 shares of common stock held by trusts of which Mr. Burdge's relatives are beneficiaries. Mr. Burdge disclaims beneficial ownership of these shares.

(11) In addition to the officers and directors named in this table, 18 other executive officers are members of the group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PacifiCare and its subsidiaries purchased health care services from various medical service organizations owned by UniHealth Foundation totaling $63 million for the year ended December 31, 1999. UniHealth Foundation purchased health care coverage from PacifiCare and its subsidiaries in the amount of $0.2 million for the year ended December 31, 1999.

We contract with Joseph S. Konowiecki, a professional corporation, for his services as General Counsel and Secretary of PacifiCare. For these services, we pay his professional corporation $132,000 per year. Mr. Konowiecki also receives an automobile allowance. In addition, Mr. Konowiecki is eligible to participate in the Employee Plan and the Premium Priced Option Plan. During 1999, he received two nonqualified stock option awards. He received 15,000 options with an exercise price of $71.59 per share, and 35,000 options with an exercise price of $45.31 per share. As of January 7, 2000, Mr. Konowiecki held 162,500 vested nonqualified stock options at a weighted average exercise price of $65.73 per share.

The contract has an indefinite term. If the contract is terminated for reasons other than Mr. Konowiecki's incapacity, disability or misconduct, Mr. Konowiecki's professional corporation will receive its annual fee for two years. In addition, Mr. Konowiecki will have the right to exercise all of his vested options within one year of the date of termination. However, if following involuntary termination, Mr. Konowiecki is retained on a similar basis by any of our competitors, the termination payments are reduced by amounts equal to the payments received from the competitor.

Further, if this contract is terminated within 24 months following a change of control of PacifiCare, Mr. Konowiecki's professional corporation will receive its annual fee for two years. Upon a change of control (as defined in the Employee Plan) all of Mr. Konowiecki's nonqualified options will automatically vest and become fully exercisable. In addition, Mr. Konowiecki will receive the cash payment on his premium priced stock options similar to the cash payment the NEOs will receive. The maximum cash payment to Mr. Konowiecki could be approximately $2 million.

During 1999, we paid Konowiecki & Rank LLP, a law partnership, $9 million in legal fees. Mr. Konowiecki's professional corporation is a partner of the firm, and receives income through the partnership.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

                                                                        PAGE
                                                                      REFERENCE
                                                                      ---------
(a)1.  Consolidated Financial Statements:
       Consolidated Balance Sheets as of December 31, 1999 and
       1998........................................................      F-1
       Consolidated Statements of Operations for the years ended
       December 31, 1999, 1998 and 1997............................      F-2
       Consolidated Statements of Stockholders' Equity for the
       years ended December 31, 1999, 1998 and 1997................      F-3
       Consolidated Statements of Cash Flows for the years ended
       December 31, 1999, 1998 and 1997............................      F-4
       Notes to Consolidated Financial Statements..................      F-6
       Report of Ernst & Young LLP, Independent Auditors...........     F-25
       Quarterly Information for 1999 and 1998 (unaudited).........     F-26
   2.  Financial Statement Schedule:
       Schedule II -- Valuation and Qualifying Accounts............     F-27
       All other schedules are omitted because they are not
       required or the information is included elsewhere in the
         consolidated financial statements
   3.  Exhibits: An "Exhibit Index" is filed as part of this Form
       10-K beginning on page E-1 and is incorporated by reference.
(b)    Reports on Form 8-K: On November 19, 1999, we filed a Form
       8-K in connection with the adoption of our Stockholder
       Rights agreement to protect stockholder rights in the event of a proposed takeover.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PACIFICARE HEALTH SYSTEMS, INC.

                                          By:
                                            ------------------------------------
                                                       Alan R. Hoops
                                               President and Chief Executive
                                                           Officer

Date: March 30, 2000

                               POWER OF ATTORNEY

We, the undersigned directors and officers of PacifiCare Health Systems, Inc., do hereby constitute and appoint Alan R. Hoops and Mary C. Langsdorf, or either of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and on our behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection with this Report, including specifically, but without limitation, power and authority to sign any and all amendments hereto; and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----
                                                        President and Chief Executive   March 30, 2000
-----------------------------------------------------   Officer (Principal Executive
                    Alan R. Hoops                                 Officer)

                                                           Senior Vice President,
-----------------------------------------------------     Corporate Controller and
                  Mary C. Langsdorf                    Interim Chief Financial Officer
                                                          (Principal Financial and
                                                             Accounting Officer)

                                                            Chairman of the Board       March 30, 2000
-----------------------------------------------------
                    David A. Reed

                                                         Vice Chairman of the Board     March 30, 2000
-----------------------------------------------------
                 Terry O. Hartshorn

                                                                  Director              March 30, 2000
-----------------------------------------------------
                  Jack R. Anderson

                                                                  Director              March 30, 2000
-----------------------------------------------------
                    Craig T. Beam

                                                                  Director              March 30, 2000
-----------------------------------------------------
                  Richard M. Burdge

                                                                  Director              March 30, 2000
-----------------------------------------------------
                   Bradley C. Call

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----
                                                                  Director              March 30, 2000
-----------------------------------------------------
                 David R. Carpenter

                                                                  Director              March 30, 2000
-----------------------------------------------------
                    Gary L. Leary

                                                                  Director              March 30, 2000
-----------------------------------------------------
                Warren E. Pinckert II

                                                                  Director              March 30, 2000
-----------------------------------------------------
                    Lloyd E. Ross

                                                                  Director              March 30, 2000
-----------------------------------------------------
                  Jean Bixby Smith

                        PACIFICARE HEALTH SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
                                          ASSETS
Current assets:
  Cash and equivalents......................................   $  849,064      $  724,636
  Marketable securities.....................................      999,194         875,553
  Receivables, net..........................................      306,652         275,955
  Prepaid expenses and other current assets.................       48,412          24,979
  Deferred income taxes.....................................      141,169         132,452
                                                               ----------      ----------
     Total current assets...................................    2,344,491       2,033,575
                                                               ----------      ----------
Property, plant and equipment at cost, net..................      177,521         178,520
Marketable securities-restricted............................       86,471          82,660
Goodwill and intangible assets, net.........................    2,244,243       2,313,266
Other assets................................................       31,295          22,923
                                                               ----------      ----------
                                                               $4,884,021      $4,630,944
                                                               ==========      ==========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Medical claims and benefits payable.......................   $  795,200      $  645,300
  Accounts payable..........................................      131,121         105,062
  Accrued liabilities.......................................      209,786         290,726
  Accrued compensation and employee benefits................       84,264          68,382
  Unearned premium revenue..................................      565,815         509,859
  Long-term debt due within one year........................           --              87
                                                               ----------      ----------
     Total current liabilities..............................    1,786,186       1,619,416
                                                               ----------      ----------
Long-term debt due after one year...........................      975,000         650,006
Deferred income taxes.......................................      127,469         112,056
Other liabilities...........................................       17,314          11,015
Minority interest...........................................          333             355
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.01 par value; 200,000 shares authorized;
     issued 46,803 shares in 1999 and 46,386 shares in
     1998...................................................          468             464
  Additional paid-in capital................................    1,597,485       1,624,619
  Accumulated other comprehensive (loss) income.............      (24,396)          7,359
  Retained earnings.........................................      928,152         649,608
  Treasury stock, at cost; 9,551 shares in 1999 and 770
     shares in 1998.........................................     (523,990)        (43,954)
                                                               ----------      ----------
     Total stockholders' equity.............................    1,977,719       2,238,096
                                                               ----------      ----------
                                                               $4,884,021      $4,630,944
                                                               ==========      ==========

                            See accompanying notes.

                        PACIFICARE HEALTH SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                1999           1998           1997
                                                            ------------   ------------   ------------
Revenue:
  Government premiums (Medicare and Medicaid).............   $5,875,687     $5,586,592     $5,206,919
  Commercial premiums.....................................    3,994,475      3,823,587      3,728,243
  Other income............................................      118,928        111,303         47,518
                                                             ----------     ----------     ----------
     Total operating revenue..............................    9,989,090      9,521,482      8,982,680
Expenses:
Health care services:
  Government services.....................................    5,106,429      4,834,638      4,458,994
  Commercial services.....................................    3,262,261      3,167,622      3,199,885
                                                             ----------     ----------     ----------
     Total health care services...........................    8,368,690      8,002,260      7,658,879
Marketing, general and administrative expenses............    1,105,816      1,089,418      1,055,080
Amortization of goodwill and intangible assets............       75,957         76,593         70,219
Impairment, disposition, restructuring and other (credits)
  charges.................................................       (2,233)        15,644        154,507
Office of Personnel Management credits....................           --         (4,624)            --
                                                             ----------     ----------     ----------
Operating income..........................................      440,860        342,191         43,995
Net investment income.....................................       84,050        104,306         80,665
Interest expense..........................................      (43,001)       (60,923)       (64,536)
                                                             ----------     ----------     ----------
Income before income taxes................................      481,909        385,574         60,124
Provision for income taxes................................      203,365        183,147         81,825
                                                             ----------     ----------     ----------
Net income (loss).........................................   $  278,544     $  202,427     $  (21,701)
                                                             ==========     ==========     ==========
Preferred dividends.......................................           --         (5,259)        (8,792)
                                                             ----------     ----------     ----------
Net income (loss) available to common stockholders........   $  278,544     $  197,168     $  (30,493)
                                                             ==========     ==========     ==========
Basic earnings (loss) per share...........................   $     6.26     $     4.50     $    (0.75)
                                                             ==========     ==========     ==========
Diluted earnings (loss) per share.........................   $     6.23     $     4.40     $    (0.75)
                                                             ==========     ==========     ==========

                            See accompanying notes.

                        PACIFICARE HEALTH SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                                               ACCUMULATED
                                                                                  OTHER
                                                                 ADDITIONAL   COMPREHENSIVE
                                            PREFERRED   COMMON    PAID-IN        INCOME       RETAINED   TREASURY
                                              STOCK     STOCK     CAPITAL        (LOSS)       EARNINGS     STOCK       TOTAL
                                            ---------   ------   ----------   -------------   --------   ---------   ----------
BALANCES AT DECEMBER 31, 1996.............    $  --      $313    $  373,405     $  3,451      $482,933   $      --   $  860,102
                                              -----      ----    ----------     --------      --------   ---------   ----------
Comprehensive loss:
  Net loss................................       --        --            --           --       (21,701)         --      (21,701)
  Other comprehensive income, net of tax:
    Unrealized gains on securities, net of
      reclassification adjustment.........       --        --            --        6,542            --          --        6,542
                                              -----      ----    ----------     --------      --------   ---------   ----------
Comprehensive loss........................       --        --            --        6,542       (21,701)         --      (15,159)
                                              -----      ----    ----------     --------      --------   ---------   ----------
Capital stock activity:
  FHP acquisition.........................      105        97     1,163,393           --            --          --    1,163,595
  Employee benefit plans..................       --        10        44,584           --            --          --       44,594
Tax benefit associated with exercise of
  stock options...........................       --        --        17,847           --            --          --       17,847
Preferred dividends.......................       --        --            --           --        (8,792)         --       (8,792)
                                              -----      ----    ----------     --------      --------   ---------   ----------
BALANCES AT DECEMBER 31, 1997.............      105       420     1,599,229        9,993       452,440          --    2,062,187
                                              -----      ----    ----------     --------      --------   ---------   ----------
Comprehensive income:
  Net income..............................       --        --            --           --       202,427          --      202,427
  Other comprehensive loss, net of tax:
    Unrealized losses on securities, net
      of reclassification adjustment......       --        --            --       (2,634)           --          --       (2,634)
                                              -----      ----    ----------     --------      --------   ---------   ----------
Comprehensive income......................       --        --            --       (2,634)      202,427          --      199,793
                                              -----      ----    ----------     --------      --------   ---------   ----------
Capital stock activity:
  Conversion of preferred stock to common
    stock.................................     (105)       39          (344)          --            --          --         (410)
  Employee benefit plans..................       --         5        19,438           --            --         704       20,147
  Purchase of treasury stock..............       --        --            --           --            --     (44,658)     (44,658)
Tax benefit associated with exercise of
  stock options...........................       --        --         6,296           --            --          --        6,296
Preferred dividends.......................       --        --            --           --        (5,259)         --       (5,259)
                                              -----      ----    ----------     --------      --------   ---------   ----------
BALANCES AT DECEMBER 31, 1998.............       --       464     1,624,619        7,359       649,608     (43,954)   2,238,096
                                              -----      ----    ----------     --------      --------   ---------   ----------
Comprehensive income:
  Net income..............................       --        --            --           --       278,544          --      278,544
  Other comprehensive loss, net of tax:
    Unrealized losses on securities, net
      of reclassification adjustment......       --        --            --      (31,755)           --          --      (31,755)
                                              -----      ----    ----------     --------      --------   ---------   ----------
Comprehensive income......................       --        --            --      (31,755)      278,544          --      246,789
                                              -----      ----    ----------     --------      --------   ---------   ----------
Capital stock activity:...................       --        --            --           --            --          --           --
  Employee benefit plans..................       --         4        29,803           --            --          --       29,807
  Purchase of treasury stock..............       --        --            --           --            --    (480,036)    (480,036)
Common stock reclassification payments to
  UniHealth and others....................       --        --       (61,880)          --            --          --      (61,880)
Tax benefit associated with exercise of
  stock options...........................       --        --         4,943           --            --          --        4,943
                                              -----      ----    ----------     --------      --------   ---------   ----------
BALANCES AT DECEMBER 31, 1999.............    $  --      $468    $1,597,485     $(24,396)     $928,152   $(523,990)  $1,977,719
                                              =====      ====    ==========     ========      ========   =========   ==========

                            See accompanying notes.

                        PACIFICARE HEALTH SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                               YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998           1997
                                                              ------------   ------------   ------------
Operating activities:

  Net income (loss).........................................   $ 278,544      $ 202,427     $   (21,701)
  Adjustments to reconcile net income (loss) to net cash
     flows provided by operating activities:
     Amortization of goodwill and intangible assets.........      75,957         76,593          70,219
     Depreciation and amortization..........................      42,140         44,436          46,658
     Deferred income taxes..................................      26,668        (19,299)         25,579
     Loss on disposal of property, plant and equipment and
       other................................................       9,283         12,547           6,715
     Impairment, disposition, restructuring and other
       (credits) charges....................................      (2,233)        15,644         154,507
     Provision for doubtful accounts........................       1,634          1,485           5,171
     Office of Personnel Management credits.................          --         (4,624)             --
     Changes in assets and liabilities, net of effects from
       acquisitions and dispositions:
       Receivables, net.....................................     (32,331)        24,516           6,321
       Prepaid expenses and other assets....................     (31,805)       102,696        (112,409)
       Medical claims and benefits payable..................     158,655        (47,421)         (2,504)
       Accounts payable, accrued liabilities and accrued
          compensation and employee benefits................     (12,770)        31,549          (2,340)
       Unearned premium revenue.............................      55,956         15,038         237,273
                                                               ---------      ---------     -----------
          Net cash flows provided by operating activities...     569,698        455,587         413,489
                                                               ---------      ---------     -----------
Investing activities:
  Purchase of marketable securities, net....................    (175,368)       (16,546)         (8,795)
  Purchase of property, plant and equipment.................     (66,211)       (41,631)        (68,533)
  Acquisitions, net of cash acquired........................     (21,234)          (750)       (999,892)
  Proceeds from the sale of property, plant and equipment...      15,765         41,187           3,154
  Purchase of marketable securities-restricted..............      (3,811)       (17,980)        (15,475)
  Proceeds from dispositions................................          --         16,809          76,500
                                                               ---------      ---------     -----------
          Net cash flows used in investing activities.......    (250,859)       (18,911)     (1,013,041)
                                                               ---------      ---------     -----------
Financing activities:
  Common stock repurchases..................................    (480,036)       (44,658)             --
  Proceeds from borrowings of long-term debt................     400,000         30,000       1,120,000
  Principal payments on long-term debt......................     (75,093)      (391,295)       (235,166)
  Common stock reclassification payments to UniHealth and
     others.................................................     (61,880)            --              --
  Proceeds from issuance of common and treasury stock.......      22,598         18,908          43,838
  Preferred dividends paid..................................          --         (5,259)         (8,792)
  Redemption of preferred stock.............................          --           (410)             --
  Capitalization of Talbert.................................          --             --         (67,000)
  Proceeds from sale of Talbert stock.......................          --             --          59,598
                                                               ---------      ---------     -----------
          Net cash flows provided by (used in) financing
            activities......................................    (194,411)      (392,714)        912,478
                                                               ---------      ---------     -----------
Net increase in cash and equivalents........................     124,428         43,962         312,926
Beginning cash and equivalents..............................     724,636        680,674         367,748
                                                               ---------      ---------     -----------
Ending cash and equivalents.................................   $ 849,064      $ 724,636     $   680,674
                                                               =========      =========     ===========

                            See accompanying notes.
                         Table continued on next page.

                        PACIFICARE HEALTH SYSTEMS, INC.

                             (AMOUNTS IN THOUSANDS)

                                                            YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                               1999           1998           1997
                                                           ------------   ------------   ------------
Supplemental cash flow information:
  Cash paid during the year for:
     Income taxes, net of refunds........................   $ 209,754      $  28,696     $   100,202
     Interest............................................   $  35,621      $  55,735     $    55,282
Supplemental schedule of noncash investing and financing
  activities:
  Tax benefit associated with exercise of stock
     options.............................................   $   4,943      $   6,296     $    17,847
  Stock-based compensation...............................   $   7,209      $   1,239     $       756
Details of accumulated other comprehensive (loss) income:
  Change in marketable securities........................   $ (51,727)     $  (4,652)    $    10,577
  Less change in deferred income taxes...................      19,972          2,018          (4,035)
                                                            ---------      ---------     -----------
  Change in stockholders' equity.........................   $ (31,755)     $  (2,634)    $     6,542
                                                            =========      =========     ===========
Details of businesses acquired in purchase transactions:
  Fair value of assets acquired..........................   $  21,234      $     750     $ 3,376,241
  Less liabilities assumed or created....................          --             --      (1,168,236)
  Less common and preferred stock consideration..........          --             --      (1,163,595)
                                                            ---------      ---------     -----------
  Cash paid for fair value of assets acquired............      21,234            750       1,044,410
  Cash acquired in acquisitions..........................          --             --         (44,518)
                                                            ---------      ---------     -----------
     Net cash paid for acquisitions......................   $  21,234      $     750     $   999,892
                                                            =========      =========     ===========
Purchase accounting accrual adjustment:
  Reduction of purchase accounting accruals..............   $      --      $ (79,340)    $        --
  Deferred income taxes..................................          --         10,165              --
                                                            ---------      ---------     -----------
Net goodwill adjustment..................................   $      --      $ (69,175)    $        --
                                                            =========      =========     ===========

                            See accompanying notes.
                      Table continued from previous page.

                        PACIFICARE HEALTH SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

ORGANIZATION AND OPERATIONS. PacifiCare Health Systems, Inc. owns and operates federally qualified health maintenance organizations ("HMOs"), that arrange health care services principally for a predetermined, prepaid periodic fee to enrolled subscriber groups through independent health care organizations under contract. Our Medicare program and commercial plans are designed to deliver quality health care and customer service to members at cost-effective prices. We also offer a variety of specialty HMO managed care and HMO-related products and services that employees can purchase as a supplement to our basic commercial plans or as stand-alone products. These products include life and health insurance, behavioral health services, dental and vision services, pharmacy benefit management and Medicare+Choice management services. UniHealth Foundation, a California non-profit public benefit corporation, owned approximately 17 percent of our outstanding shares of common stock at December 31, 1999.

CONSOLIDATION. The accompanying consolidated financial statements include the accounts of the parent company and all significant subsidiaries that are more than 50 percent owned and controlled. All significant intercompany transactions and balances were eliminated in consolidation.

SEGMENT INFORMATION. We present segment information externally the same way management uses financial data internally to make operating decisions and assess performance. Because we sell health care packages in the form of bundled HMO and supplemental HMO products to members of all ages, we have one reportable operating segment. These HMO members generally fall within two product lines. Revenues from our Medicare customers are reported in the government product line. Revenues from non-Medicare members, generally employees or early retirees of businesses, are reported in the commercial product line. Our single largest customer is the federal government. Sources of federal government revenues include revenues from Medicare beneficiaries and from federal employees covered by the Federal Employee Health Benefits Program ("FEHBP"). Federal government revenues were $6.2 billion in 1999, $5.9 billion in 1998 and $5.5 billion in 1997.

USE OF ESTIMATES. In preparing the consolidated financial statements, we must use some estimates and assumptions that may affect reported amounts and disclosures. We use estimates most often when accounting for:

-  Provider receivables and reserves;

-  Allowances for doubtful premiums and accounts receivable;

-  Internally developed software;

-  Medical claims and benefits payable;

-  Professional and general liability;

- Reserves relating to the United States Office of Personnel Management ("OPM"); and

-  Certain other reserves.

We are also subject to risks and uncertainties that may cause actual results to differ from estimated results, such as changes in the health care environment, competition and legislation.

RECLASSIFICATIONS. We reclassified certain prior year amounts in the accompanying consolidated financial statements to conform to the 1999 presentation.

2. SIGNIFICANT ACCOUNTING POLICIES

CASH AND EQUIVALENTS. Cash and equivalents include items such as money market funds and certificates of deposit, with maturity periods of three months or less when purchased.

MARKETABLE SECURITIES. All marketable securities (which include municipal bonds, corporate notes, commercial paper and U.S. government securities), except marketable securities-restricted, are designated as available-for-sale. Accordingly, marketable securities are carried at fair value and unrealized gains or losses, net of applicable income taxes, are recorded in stockholders' equity. Because marketable securities are available for use in current operations, they are classified as current assets without regard to the securities' contractual maturity dates.

We are required by state regulatory agencies to set aside funds to comply with the laws of the various states in which we operate. These funds are classified as marketable securities-restricted (which include U.S. government securities and certificates of deposit held by trustees or state regulatory agencies). Marketable securities-restricted are designated as held-to-maturity since we have the intent and ability to hold such securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity, and are classified as noncurrent assets. See Note 3, "Marketable Securities."

CONCENTRATIONS OF CREDIT RISK. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of investments in marketable securities and commercial premiums receivable. Our short-term investments in marketable securities are managed by professional investment managers within guidelines established by our board of directors, that, as a matter of policy, limit the amounts that may be invested in any one issuer. Concentrations of credit risk with respect to commercial premiums receivable are limited due to the large number of employer groups comprising our customer base. We had no significant concentrations of credit risk at December 31, 1999.

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

LONG-LIVED ASSETS.

Property, Plant and Equipment. We record property, plant and equipment at cost. We capitalize replacements and major improvements. We charge repairs and maintenance to expense as incurred. We eliminate the costs and related accumulated depreciation when we sell property, plant and equipment, and any resulting gains or losses are included in net income. We depreciate property, plant and equipment, including assets under capital leases, evenly over the assets' useful lives ranging from three to 25 years. We amortize leasehold improvements evenly over the shorter of the lease term or five years. Accumulated depreciation totaled $124 million for 1999 and $110 million for 1998.

Goodwill and Intangible Assets. When we acquire a business, we allocate the excess of the purchase price over the fair value of the net assets acquired to goodwill and identifiable intangible assets. Identifiable intangible assets can include employer group contracts, Medicare contracts, provider networks and assembled work force. We amortize goodwill and intangible assets evenly over periods ranging from three to 40 years. Accumulated amortization totaled $236 million for 1999 and $160 million for 1998.

Long-lived Asset Impairment. We review long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. We consider assets to be impaired and write them down to fair value if expected associated cash flows are less than the carrying amounts. Fair value is the present value of the expected associated cash flows. We recorded pretax charges for the impairment of goodwill and intangible assets totaling $14 million in 1999 and $124 million in 1997. See Note 9, "Impairment, Disposition, Restructuring, Office of Personnel Management and Other (Credits) Charges."

Software Costs. As of January 1, 1998, we adopted Statement of Position ("SOP") No. 98-1. This statement requires that certain internal and external costs associated with the purchase or development of internal-use software be capitalized rather than expensed. We amortize these costs evenly over estimated useful lives ranging from three to five years. Total costs capitalized were $20 million in 1999 and $10 million in 1998. Depreciation expense related to these costs totaled $3 million in 1999. Development costs that did not meet SOP No. 98-1 capitalization requirements were $33 million in 1999 and $24 million in 1998. Prior to 1998, we expensed direct costs associated with the development of computer software as incurred. These costs totaled $20 million in 1997.

PREMIUMS AND REVENUE RECOGNITION. We report prepaid health care premiums received from our HMOs' enrolled groups as revenue in the month that enrollees are entitled to receive health care. We record premiums received in advance as unearned premium revenue. Funds received under the federal Medicare program accounted for approximately 60 percent in 1999, 59 percent in 1998 and 58 percent in 1997 as a percentage of total premiums.

HEALTH CARE SERVICES. Our HMOs arrange for comprehensive health care services to their members principally through capitation. Capitation is a fixed monthly payment made without regard to the frequency, extent or nature of the health care services actually furnished. We provide benefits to enrolled members generally through our contractual relationships with physician groups and hospitals. Our contracted providers may, in turn, contract with specialists or referral providers for specific services and are responsible for any related payments to those referral providers. Our HMOs provide incentives to participating medical groups through the use of risk-sharing agreements and other programs. Payments are made to medical groups based on their performance in controlling health care costs while providing quality health care. Expenses related to these programs, that are based in part on estimates, are recorded in the period in which the related services are dispensed. The cost of health care provided is accrued in the period it is dispensed to the enrolled members, based in part on estimates for hospital services and other health care costs that have been incurred but not yet reported. We have also recorded reserves, based in part on estimates, to indemnify our members against potential referral claims related to insolvent medical groups. See Note 10, "Commitments and Contingencies." Our HMOs have stop-loss insurance to cover unusually high costs of care when incurred beyond a predetermined annual amount per enrollee.

PREMIUM DEFICIENCY RESERVES ON LOSS CONTRACTS. We assess the profitability of our contracts for providing health care services to our members when current operating results or forecasts indicate probable future losses. We compare anticipated premiums to health care related costs, including estimated payments for providers, commissions and cost of collecting premiums and processing claims. If the anticipated future costs exceed the premiums, a loss contract accrual is recognized. See Note 9, "Impairment, Disposition, Restructuring, Office of Personnel Management and Other (Credits) Charges."

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

TAXES BASED ON PREMIUMS. Certain states in which we do business require the payment of excise, per capita or premium taxes based on a specified rate for enrolled members or a percentage of billed premiums. Such taxes may be levied instead of state income tax. These taxes are recorded in marketing, general and administrative expenses, and totaled $15 million in 1999, $17 million in 1998 and $13 million in 1997.

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

EARNINGS PER SHARE. We calculated the denominators for the computation of basic and diluted earnings per share as follows:

                                                            1999      1998      1997
                                                           ------    ------    ------
                                                             (AMOUNTS IN THOUSANDS)
Shares outstanding at the beginning of the period........  45,616    41,995    31,301
Weighted average number of shares issued:
  Conversion of Series A preferred stock.................      --     2,067        --
  Treasury stock acquired, net of shares issued..........  (1,387)     (543)       --
  Stock options exercised................................     277       261       724
  FHP acquisition........................................      --        --     8,498
                                                           ------    ------    ------
Denominator for basic earnings per share.................  44,506    43,780    40,523
Assumed conversion of Series A preferred stock...........      --     1,862        --
Employee stock options and other dilutive potential
  common shares(1).......................................     211       363        --
                                                           ------    ------    ------
Denominator for diluted earnings per share...............  44,717    46,005    40,523
                                                           ======    ======    ======

---------------
(1) Certain options to purchase common stock were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock for the periods presented. For the year ended December 31, 1999, these weighted options outstanding totaled 6.3 million, with exercise prices ranging from $64.65 to $114.00 per share. For the years ended December 31, 1998 and 1997, these weighted options outstanding totaled 3.0 million and 0.9 million respectively, with exercise prices ranging from $74.63 to $114.00 per share.

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

3. MARKETABLE SECURITIES

The following table summarizes marketable securities as of the dates indicated:

                                                            GROSS        GROSS
                                             AMORTIZED    UNREALIZED   UNREALIZED
                                                COST        GAINS        LOSSES     FAIR VALUE
                                             ----------   ----------   ----------   ----------
                                                          (AMOUNTS IN THOUSANDS)
Marketable securities:
  U.S. government and agency...............  $  178,684    $    15      $ (8,941)   $  169,758
  State, municipal and state and local
     agency................................     389,623        173       (12,397)      377,399
  Corporate debt and other securities......     470,724        167       (18,854)      452,037
                                             ----------    -------      --------    ----------
          Total marketable securities......   1,039,031        355       (40,192)      999,194
                                             ----------    -------      --------    ----------
Marketable securities-restricted:
  U.S. government and agency...............      41,704         40          (194)       41,550
  Municipal and local agency...............      12,311         25          (322)       12,014
  Corporate debt and other securities......      32,456         14          (146)       32,324
                                             ----------    -------      --------    ----------
          Total marketable
            securities-restricted..........      86,471         79          (662)       85,888
                                             ----------    -------      --------    ----------
BALANCE AT DECEMBER 31, 1999...............  $1,125,502    $   434      $(40,854)   $1,085,082
                                             ==========    =======      ========    ==========
Marketable securities:
  U.S. government and agency...............  $  141,072    $ 3,489      $   (173)   $  144,388
  State, municipal and state and local
     agency................................     330,512      6,809          (508)      336,813
  Corporate debt and other securities......     392,079      4,525        (2,252)      394,352
                                             ----------    -------      --------    ----------
          Total marketable securities......     863,663     14,823        (2,933)      875,553
                                             ----------    -------      --------    ----------
Marketable securities-restricted:
  U.S. government and agency...............      48,961        658            (6)       49,613
  Municipal and local agency...............       3,756         53            (2)        3,807
  Corporate debt and other securities......      29,943        176            --        30,119
                                             ----------    -------      --------    ----------
          Total marketable
            securities-restricted..........      82,660        887            (8)       83,539
                                             ----------    -------      --------    ----------
BALANCE AT DECEMBER 31, 1998...............  $  946,323    $15,710      $ (2,941)   $  959,092
                                             ==========    =======      ========    ==========

As of December 31, 1999 the contractual maturities of our marketable securities were as follows:

                                                                        MARKETABLE SECURITIES --
                                            MARKETABLE SECURITIES              RESTRICTED
                                         ---------------------------   ---------------------------
                                         AMORTIZED COST   FAIR VALUE   AMORTIZED COST   FAIR VALUE
                                         --------------   ----------   --------------   ----------
                                                          (AMOUNTS IN THOUSANDS)
Due in one year or less................    $  144,799      $142,628       $56,437        $56,373
Due after one year through five
  years................................       157,567       154,772        12,175         12,119
Due after five years through ten
  years................................       399,172       376,374        10,822         10,334
Due after ten years....................       337,493       325,420         7,037          7,062
                                           ----------      --------       -------        -------
                                           $1,039,031      $999,194       $86,471        $85,888
                                           ==========      ========       =======        =======

Proceeds from sales and maturities of marketable securities were $6.9 billion in 1999 and $1.4 billion in 1998. Gross realized gains and gross realized losses are included in net investment income under the specific identification method.

4. ACQUISITIONS AND DISPOSITIONS

1999 ACQUISITIONS. In September 1999, we acquired ANTERO Health Plans in Colorado for a purchase price of $14 million. This acquisition added approximately 32,000 commercial members and 4,000 Medicare members to our Colorado health maintenance organization. In February 1999, we acquired approximately 15,000 commercial members in Texas for $4 million. These acquisitions were accounted for as a purchase with substantially all of the purchase price being allocated to goodwill and other acquired intangible assets. The goodwill and acquired intangible assets are being amortized over a three to 20 year period. The operating results of these entities are included in our consolidated financial statements from the acquisition dates.

1998 DISPOSITIONS. On September 30, 1998, we sold our Utah HMO subsidiary. We guaranteed the buyer that the Utah HMO would have a minimum net equity of $10 million, based on the values of the Utah HMO's assets and liabilities as of September 30, 1998. We also extended a $700,000 subordinated loan to the Utah HMO which was paid off in August 1999, to increase its statutory net equity. We sold all of the issued and outstanding shares of capital stock of the Utah HMO to the buyer for no other consideration. As of September 30, 1998, the Utah HMO served approximately 102,000 commercial and 19,000 government members. On October 31, 1998, we sold our workers' compensation subsidiary for $17 million. We recognized pretax charges (credits) for these dispositions in 1998 and 1999. See Note 9, "Impairment, Disposition, Restructuring, Office of Personnel Management and Other (Credits) Charges."

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

We accounted for the FHP acquisition as a purchase. Total consideration of approximately $2.2 billion, including $18 million of transaction costs, was allocated to the assets acquired and liabilities assumed based on estimates of their fair values. The fair value of assets acquired was $0.9 billion. The fair value of liabilities assumed was $1.1 billion. A total of $2.4 billion, net of related deferred taxes, representing the excess of the purchase price over the fair values of the net assets acquired, was allocated to goodwill and other acquired intangible assets and is being amortized over a four to 40 year period. Identified intangibles of $365 million include commercial employer group contracts, Medicare contracts, provider networks and assembled work force. We recorded fair value increases and decreases in tangible assets and liabilities acquired. Fair value decreases included a $76 million decrease to property, plant and equipment. This decrease included real property write downs based on appraised values and the abandonment of capitalized software and equipment. Certain liabilities were recognized in purchase accounting for exit costs and loss contingencies. We reviewed all exit cost liabilities and determined that certain amounts exceeded the final expected payments at December 31, 1998. Certain of the items accrued, the related payments, and amounts reversed as a reduction to the FHP purchase price were as follows:

                                                    LIABILITIES                                 LIABILITIES
                                                   RECOGNIZED AT                 LIABILITIES   OUTSTANDING AT
                                                    DATE OF FHP    1997 - 1999    REVERSED      DECEMBER 31,
                                                    ACQUISITION     PAYMENTS       IN 1998          1999
                                                   -------------   -----------   -----------   --------------
Abandonment of FHP systems.......................      $ 62           $(44)         $(18)           $--
Losses on disposition............................        34             (8)          (25)             1
FHP severance benefits...........................        33            (31)           (1)             1
FHP OPM claims accrual...........................        33             (3)           --             30
Abandonment of FHP facility leases...............        14             (6)           (7)             1
Other............................................        11             (3)           (8)            --
                                                       ----           ----          ----            ---
          Total..................................      $187           $(95)         $(59)           $33
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

FHP Systems. At the acquisition, we accrued $62 million of contractual obligations and commitments to conform all of FHP's multiple information systems to one uniform system. These costs were direct, incremental and were not related to the development of new software systems that would have future economic benefit. With the 1997 and 1998 dispositions, and other contract negotiations, only $44 million was required.

Disposition Losses. As described below, we held certain FHP subsidiaries for sale in 1997. These dispositions were completed in 1997 with certain liabilities not being assumed by the buyers. Certain liabilities, including uninsured contingencies, were resolved for amounts significantly lower than estimated.

FHP Severance. Our estimates for FHP employee severance are expected to be fully utilized. The remaining $1 million will be paid over the next year.

FHP OPM Claims. We also accrued $33 million for FHP OPM claims based on FHP's internal review completed just prior to the acquisition and draft audit findings by the government. In August 1999, OPM retained $3 million due to outstanding audit amounts for contract years 1991 - 1995. These audit years continue to be open and additional payments could be made based on audit findings. These matters generally take a number of years to resolve. See Note 10, "Commitments and Contingencies."

FHP Facility Leases. Finally, property management reserves of $14 million for various real property leases were not fully utilized as the real estate market improved in late 1997 and early 1998. We were able to negotiate better lease terminations than estimated and also sublet space at higher rates than originally anticipated.

1997 DISPOSITIONS. In February 1997, we announced our intention to sell the Illinois and New Mexico HMO subsidiaries of FHP. We classified these subsidiaries as net assets held for sale and assigned their carrying values at net realizable value. The Illinois HMO was sold in October 1997, and the New Mexico HMO was sold in November 1997. Net losses measured from the date of the FHP acquisition until their dispositions were $15 million, and disposition gains totaled $46 million. These net losses and disposition gains were treated as part of the FHP purchase price allocation.

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

                                                                    1998
                                                              -----------------
                                                                 (AMOUNTS IN
                                                              THOUSANDS, EXCEPT
                                                               PER SHARE DATA)
Total operating revenue.....................................     $9,369,487
Pretax income...............................................     $  415,814
Net income..................................................     $  220,511
Basic earnings per share....................................     $     4.92
Diluted earnings per share..................................     $     4.79

5. LONG-TERM DEBT

Beginning January 1, 1999, and continuing through the January 1, 2002 final maturity date, the amount we may borrow under our credit facility declines incrementally every six months. Borrowings available to us after December 31, 1999 were $1.2 billion. The facility requires mandatory step-down payments if the principal balance exceeds certain thresholds. Based on the $875 million outstanding at December 31, 1999, a payment of $75 million will be required by June 30, 2001. Additional borrowings under the credit facility could trigger an additional mandatory prepayment.

Interest under the credit facility is variable and is presently based on the London Interbank Offered Rate ("LIBOR") plus a spread. The terms of the credit facility contain various covenants, usual for financing of this type, including a minimum net worth requirement, a minimum fixed charge requirement, leverage ratios and limits on the amount of treasury stock we may purchase. At December 31, 1999, we were in compliance with all such covenants. We also have $100 million in senior notes outstanding that we assumed when we acquired FHP. These notes carry an interest rate of seven percent, are payable semiannually and mature on September 15, 2003.

6. STOCKHOLDERS' EQUITY

STOCKHOLDERS RIGHTS AGREEMENT. In November 1999, our board of directors adopted a stockholder rights agreement to protect stockholder rights in the event of a proposed takeover. The board of directors declared a dividend of one right for each share of our common stock outstanding as of November 19, 1999. The right entitles the registered holder to purchase from PacifiCare one one-hundredth of a share of Series A junior participating preferred stock at a price of $180 per one one-hundredth of a preferred share. Similar rights will generally be issued in respect of common stock issued after November 19, 1999.

TREASURY STOCK. In October 1999, our board of directors approved a stock repurchase program that allows us to repurchase up to 12 million shares of our outstanding common stock, including any shares purchased from UniHealth Foundation (see "UniHealth Stock Repurchase Agreement" below). From November 7, 1999, through December 31, 1999, we repurchased 6.3 million shares under this current authorization. This repurchase program supersedes the stock repurchase program approved in January 1998, under which we had purchased 3.2 million shares. Included in this 3.2 million shares were 2.5 million shares repurchased in 1999. As of December 31, 1999, we held approximately 9.6 million treasury shares totaling $524 million. To purchase the maximum number of shares authorized, we negotiated an amendment to our existing credit facility that increases the maximum allowable amount of share repurchases to $1 billion from $500 million. We may fund the stock repurchase program through a combination of cash flow from operations, additional borrowings under the credit facility and long and short term debt. We have reissued, and will continue to reissue these shares for our employee benefit plans or for other corporate purposes.

RECLASSIFICATION OF COMMON STOCK. At our June 1999 annual meeting, our Class A and Class B common stockholders, including UniHealth Foundation, a non-profit public benefit corporation and our largest stockholder, approved an amended and restated certificate of incorporation. The amended and restated certificate combined and reclassified our Class A and Class B common stock into a single class of voting common stock. The reclassified common stock has the same rights, powers and limitations as the previously existing Class A common stock. The reclassification of the Class A and Class B common stock had no impact on the total number of our issued and outstanding shares of common stock.

Prior to the combination and reclassification of our Class A and Class B common stock, UniHealth Foundation owned approximately 40 percent of our Class A common stock and approximately one percent of our Class B common stock. As of December 31, 1999, UniHealth Foundation owned approximately 17 percent of our outstanding common stock. In consideration for UniHealth Foundation's vote in favor of the amended and restated certificate of incorporation, and in consideration of the agreements and covenants contained in the stock purchase agreement discussed below, we paid UniHealth Foundation $60 million in June 1999, when our stockholders approved the amended and restated certificate of incorporation. We also incurred $2 million of expenses related to the reclassification of our common stock and the registration of the shares held by UniHealth Foundation. These amounts were recorded as a reduction of stockholders' equity.

UNIHEALTH STOCK REPURCHASE AGREEMENT. In May 1999, we entered into a stock purchase agreement with UniHealth Foundation to repurchase up to 5.9 million shares of our common stock held by UniHealth Foundation. The purchase price for the shares equals the average closing price of the stock for the 30 trading days preceding the scheduled purchase dates. We are not required to buy if the stock price is greater than $120 per share and UniHealth Foundation is not required to sell if the stock price is less than $75 per share. Depending on the average stock price, we may repurchase UniHealth Foundation shares on the following dates and in the following installments:

                                                                                  AGGREGATE
                                                                                  REPURCHASE
                                                                   PER SHARE     PRICE RANGE
                                                                  -----------    ------------
             APPROXIMATE PURCHASE DATE                SHARES      LOW    HIGH    LOW     HIGH
             -------------------------               ---------    ---    ----    ----    ----
                                                                                 (AMOUNTS IN
                                                                                  MILLIONS)
August 9, 1999(1)..................................  1,000,000    $70    $120    $ 70    $120
November 15, 1999(1)...............................  1,000,000    $75    $120      75     120
February 15, 2000(1)...............................    750,000    $75    $120      56      90
May 15, 2000.......................................    750,000    $75    $120      56      90
August 15, 2000....................................    750,000    $75    $120      56      90
November 15, 2000..................................    750,000    $75    $120      56      90
February 15, 2001..................................    909,500    $75    $120      68     109
                                                     ---------                   ----    ----
     Repurchase shares.............................  5,909,500                   $437    $709
                                                     =========                   ====    ====

---------------
(1) We did not purchase the August and November 1999 installments nor the February 2000 installment because the average stock price, as defined above, was less than $75 per share and UniHealth Foundation did not elect to sell the shares for the average stock price. For any unpurchased installments, we have no further obligation to buy, and UniHealth Foundation has no further obligation to sell us the shares. We do, however, have a right of first refusal to purchase the installments should UniHealth Foundation decide to sell.

PREFERRED STOCK REDEMPTION. In May 1998, we announced the redemption of 10.5 million shares of our Series A preferred stock. Substantially all of the preferred shares were converted into 3.9 million shares of common stock as of the June 1998 redemption date. We paid approximately $5 million in dividends to our preferred stockholders during the year ended December 31, 1998.

7. INCOME TAXES

The tax effects of the major items recorded as deferred tax assets and liabilities were as follows:

                                                                1999         1998
                                                              ---------    ---------
                                                              (AMOUNTS IN THOUSANDS)
Current deferred tax assets (liabilities):
  Accrued expenses..........................................  $  67,886    $  79,624
  Medical claims and benefits payable.......................     28,992        7,162
  Unrealized losses (gains) on marketable securities........     15,440       (4,532)
  Accrued compensation......................................     15,224       21,659
  Provider reserves.........................................     13,236       19,366
  State franchise taxes.....................................      7,620       10,765
  Prepaid expenses..........................................     (4,672)      (1,615)
  Pharmacy rebates..........................................     (3,987)      (4,486)
  Other.....................................................      1,430        4,509
                                                              ---------    ---------
                                                              $ 141,169    $ 132,452
                                                              =========    =========
Non-current deferred tax assets (liabilities):
  Identifiable intangibles..................................  $(115,484)   $(119,509)
  Depreciation and amortization.............................    (15,240)      (8,407)
  Accrued expenses..........................................         --        9,295
  Other.....................................................      3,255        6,565
                                                              ---------    ---------
                                                              $(127,469)   $(112,056)
                                                              =========    =========

The provision for income taxes consisted of the following:

                                                        1999        1998       1997
                                                      --------    --------    -------
                                                          (AMOUNTS IN THOUSANDS)
Current:
  Federal...........................................  $156,958    $171,478    $46,810
  State.............................................    19,739      30,968      9,436
                                                      --------    --------    -------
          Total current.............................   176,697     202,446     56,246
                                                      --------    --------    -------
Deferred:
  Federal...........................................    19,973     (13,615)    18,754
  State.............................................     6,695      (5,684)     6,825
                                                      --------    --------    -------
          Total deferred............................    26,668     (19,299)    25,579
                                                      --------    --------    -------
  Provision for income taxes........................  $203,365    $183,147    $81,825
                                                      ========    ========    =======

Reconciliations of the U.S. statutory income tax rate to our effective tax rate follow:

                                                              1999    1998    1997
                                                              ----    ----    -----
Computed expected provision.................................  35.0%   35.0%    35.0%
Amortization of intangibles.................................   3.8     5.1     29.7
State taxes, net of federal benefit.........................   3.6     4.3     16.9
Tax exempt interest.........................................  (1.3)   (1.4)    (6.3)
Impairment of non-deductible goodwill.......................   0.8      --     54.6
Disposition of subsidiaries.................................    --     1.6       --
Other, net..................................................   0.3     2.9      6.2
                                                              ----    ----    -----
Provision for income taxes..................................  42.2%   47.5%   136.1%
                                                              ====    ====    =====

The majority of the goodwill impairment charges recorded in 1997 were not deductible for income tax purposes. See Note 9, "Impairment, Disposition, Restructuring, Office of Personnel Management and Other (Credits) Charges." Therefore, we did not record a benefit for most of these charges. The magnitude of the

1997 charges, combined with the inability to record a related income tax benefit, resulted in a disproportionately high effective income tax rate for 1997. The 1997 effective income tax rate, without the effect of the impairment charges, was approximately 50 percent. Excluding the impact of non-deductible goodwill impairment and amortization, the impact of state taxes, net of federal benefit would have been 5.3 percent for 1997.

8. EMPLOYEE BENEFIT PLANS

SAVINGS AND PROFIT-SHARING PLANS. Most of our employees may participate in our savings and profit-sharing plan. Features of the plan in 1999 were as follows:

-  Participants may defer up to 15 percent of annual compensation;

- We match one-half of the deferral, up to three percent of annual compensation per employee;

- We automatically contribute three percent of annual compensation per employee; and

- We may contribute a discretionary amount to each employee's account, generally based on a percentage of pretax income.

Charges to income for the plan were $28 million in 1999, $20 million in 1998 and $7 million in 1997.

FHP had an employee stock ownership plan that covered most FHP employees. This plan consisted of three separate parts:

-  An employee stock ownership plan (the "ESOP");

-  A 401(k) plan; and

-  A payroll-based tax credit employee stock ownership plan.

In February 1997, the ESOP and 401(k) components were converted to a profit-sharing plan named the FHP Savings Plan. Our employees from FHP participated in the FHP Savings Plan until December 31, 1997, at which time they became eligible to participate in our plan. In April 1999, the assets from the FHP Savings Plan attributable to FHP employees were transferred into the PacifiCare plan. At that time, Caremark Rx, Inc. (formerly MedPartners) assumed sponsorship of the FHP Savings Plan. The payroll-based tax credit employee stock ownership plan was terminated in 1997.

STOCK OPTION PLANS.

1996 Employee Plan. Officers and key employees may be granted:

-  Options to purchase shares of common stock;

-  Shares of common stock; and

-  Stock appreciation rights.

We grant stock options at exercise prices that equal or exceed the market price of our common stock on the dates granted. These options typically vest over four years in 25 percent increments, are generally subject to continuous employment, and expire 10 years after the grant date. At December 31, 1999, approximately
0.1 million shares were available for awards under the 1996 Employee Plan.

During 1997, we granted options that vest if certain earnings targets are achieved. These options ultimately vest four years from the grant date. Also during 1997, the FHP acquisition triggered accelerated vesting provisions of some stock options. Certain employees agreed to receive additional stock options in exchange for waiving these accelerated vesting provisions.

1996 Director Plan. We grant options to purchase 5,000 shares of our common stock annually to each eligible non-employee director and grant options to purchase 10,000 shares of common stock when a new director is elected or appointed to the board of directors. Furthermore, the compensation committee can grant additional options at its discretion. These options vest immediately on the grant date. The underlying common stock, however, may not be sold within the first six months of the grant date.

1997 Premium Plan. We granted options to purchase 2.6 million shares (the maximum available) of our common stock to certain executive officers under this plan. The first 50 percent vested in May 1999 when the closing market price of our common stock reached $92.50. These options expire in 2007. Because we apply variable-plan accounting to these stock options, we recorded approximately $1 million in compensation expense when these options vested. The remaining 50 percent vest within five years of the grant date if the closing market price of our common stock reaches $114.00, and expire in 2002 if the $114.00 stock price is not reached.

Non-qualified stock option activity for all plans was as follows:

                                                         WEIGHTED AVERAGE     OPTIONS     WEIGHTED AVERAGE
                                              OPTIONS     EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
                                             ---------   ----------------   -----------   ----------------
OUTSTANDING AT DECEMBER 31, 1996...........  2,093,972       $ 48.67         1,037,150         $34.34
Granted at market price....................  1,948,100       $ 70.98                --         $   --
Granted in excess of market price..........  1,187,500       $ 92.50                --         $   --
Granted in excess of market price..........  1,187,500       $114.00                --         $   --
Exchanged for FHP options..................    933,594       $ 51.83                --         $   --
Exercised..................................   (977,813)      $ 43.83                --         $   --
Canceled...................................   (470,347)      $ 75.04                --         $   --
                                             ---------       -------         ---------         ------
OUTSTANDING AT DECEMBER 31, 1997...........  5,902,506       $ 72.83         1,502,760         $47.36
Granted at market price....................  1,068,810       $ 77.76                --         $   --
Granted in excess of market price..........    112,500       $ 92.50                --         $   --
Granted in excess of market price..........    112,500       $114.00                --         $   --
Exercised..................................   (454,751)      $ 39.81                --         $   --
Canceled...................................   (424,707)      $ 84.49                --         $   --
                                             ---------       -------         ---------         ------
OUTSTANDING AT DECEMBER 31, 1998...........  6,316,858       $ 80.38         1,532,079         $55.61
Granted at market price....................  2,422,098       $ 58.96                --         $   --
Exercised..................................   (395,031)      $ 54.88                --         $   --
Canceled...................................   (602,285)      $ 87.76                --         $   --
                                             ---------       -------         ---------         ------
OUTSTANDING AT DECEMBER 31, 1999...........  7,741,640       $ 74.41         2,981,611         $72.89
                                             =========       =======         =========         ======

The following is a summary of information about options outstanding and options exercisable at December 31, 1999:

                                                   OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                         ---------------------------------------   ----------------------------
                                                       WEIGHTED      WEIGHTED                       WEIGHTED
                                           NUMBER      AVERAGE       AVERAGE         NUMBER         AVERAGE
       RANGE OF EXERCISE PRICES          OUTSTANDING   LIFE(1)    EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
       ------------------------          -----------   --------   --------------   -----------   --------------
$ 8.38 - $19.75........................     131,850       1          $  9.73          131,850        $ 9.73
$31.34 - $45.31........................   1,462,088       9          $ 44.43          291,496        $41.19
$48.85 - $73.00........................   2,606,642       8          $ 68.36        1,196,791        $67.07
$74.63 - $92.50........................   2,516,060       8          $ 85.34        1,361,474        $90.91
$114.00................................   1,025,000       8          $114.00               --            --
                                          ---------                                 ---------
                                          7,741,640                                 2,981,611
                                          =========                                 =========

---------------
(1) Weighted average contractual life remaining in years.

PRO FORMA STOCK OPTION DISCLOSURE. We used the Black-Scholes option pricing model to calculate the fair value of grants in the years presented below. We applied the following assumptions to determine pro forma compensation expense:

                                                               1999     1998     1997
                                                              ------   ------   ------
Expected dividend yield.....................................       0%       0%       0%
Risk-free interest rate.....................................       5%       6%       6%
Expected stock price volatility.............................      52%      45%      43%
Expected term until exercise (years)........................       2        2        3
Weighted average fair value of options on grant date:
  Granted at market prices..................................  $27.15   $30.92   $25.40
  Granted in excess of market price.........................      --   $29.76   $26.99

We do not record compensation expense for stock option grants. The following table summarizes results as if we had recorded compensation expense for the 1999, 1998 and 1997 grants:

                                                               1999             1998             1997
                                                           ------------     ------------     ------------
                                                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss):
  As reported............................................    $278,544         $202,427         $(21,701)
  Pro forma..............................................    $246,113         $168,382         $(48,359)
Basic earnings (loss) per share:
  As reported............................................    $   6.26         $   4.50         $  (0.75)
  Pro forma..............................................    $   5.53         $   3.85         $  (1.19)
Diluted earnings (loss) per share:
  As reported............................................    $   6.23         $   4.40         $  (0.75)
  Pro forma..............................................    $   5.50         $   3.66         $  (1.19)

These figures reflect only the impact of grants since October 1, 1995, and reflect only part of the possible compensation expense that we amortize over the vesting period of the grants (generally up to four years). Therefore, the effect on net income and earnings per share may differ in future years from the amounts shown above.

9. IMPAIRMENT, DISPOSITION, RESTRUCTURING, OFFICE OF PERSONNEL MANAGEMENT AND OTHER (CREDITS) CHARGES

We recognized pretax (credits) charges in 1999, 1998 and 1997 as follows:

                                            QUARTER    PRETAX (CREDITS)   NET-OF-TAX       DILUTED LOSS
                                          RECOGNIZED       CHARGES          AMOUNT     (EARNINGS) PER SHARE
                                          -----------  ----------------   ----------   --------------------
                                                    (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
1999
Ohio HMO goodwill impairment............  Third             $ 14.1          $ 11.3            $ 0.25
Utah HMO changes in estimates...........  Third              (10.7)           (6.3)            (0.14)
Other disposition changes in
  estimates.............................  Third               (5.6)           (3.3)            (0.07)
                                                            ------          ------            ------
                                                            $ (2.2)         $  1.7            $ 0.04
                                                            ======          ======            ======
1998
Sale of Utah HMO and workers'
  compensation subsidiaries.............  Third             $ 15.6          $  8.2            $ 0.18
OPM charges.............................  Third                3.8             2.0              0.04
                                                            ------          ------            ------
                                          Total Third         19.4            10.2              0.22
OPM credits.............................  Fourth              (8.4)           (4.4)            (0.10)
                                                            ------          ------            ------
                                                            $ 11.0          $  5.8            $ 0.12
                                                            ======          ======            ======

                                            QUARTER    PRETAX (CREDITS)   NET-OF-TAX       DILUTED LOSS
                                          RECOGNIZED       CHARGES          AMOUNT     (EARNINGS) PER SHARE
                                          -----------  ----------------   ----------   --------------------
                                                    (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
1997
Impairment of long-lived assets:
  Utah HMO..............................  Fourth            $ 62.4          $ 55.7            $ 1.37
  Washington health plan................  Fourth              40.5            36.1              0.89
  Discontinued workers' compensation
     products...........................  Fourth              21.1            18.9              0.47
                                                            ------          ------            ------
          Total impairment of long-lived
            assets......................                     124.0           110.7              2.73
Loss contracts..........................  Fourth              15.4             9.2              0.23
Restructuring...........................  Fourth              15.1             9.0              0.22
                                                            ------          ------            ------
                                                            $154.5          $128.9            $ 3.18
                                                            ======          ======            ======

1999. We recognized pretax credits of $2 million (after tax charges of $2 million or $0.04 diluted loss per share) as detailed below.

- Ohio HMO Goodwill Impairment. We recognized $14 million of Ohio HMO goodwill impairment charges ($11 million or $0.25 diluted loss per share, net of tax). Third quarter operating losses, provider contract terminations and a lower membership base did not support the recoverability of goodwill. The majority of the impairment is not deductible for income tax purposes.

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

- Loss contracts. We recorded approximately $15 million ($9 million or $0.23 diluted loss per share, net of tax) for contracts on which the anticipated future health care costs exceeded the premiums, the majority related to our Utah HMO and workers' compensation subsidiary. These losses were realized throughout 1998. Any remaining accrued losses at the disposition of Utah and our workers' compensation subsidiary offset disposition losses.

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

10. COMMITMENTS AND CONTINGENCIES

PROVIDER INSTABILITY AND INSOLVENCY. Provider reserves include write-offs of certain uncollectable receivables from our providers and the estimated cost of unpaid health care claims normally covered by our capitation payments. Depending on state laws, we may be held liable for unpaid health care claims that were contractually the responsibility of the capitated provider. The balance of our provider insolvency reserves included in medical claims and benefit payable was $46 million at December 31, 1999 and $58 million at December 31, 1998.

The California Department of Corporations ("DOC") entered into a settlement with Alabama-based Caremark Rx, Inc. (formerly MedPartners, Inc. "Caremark") regarding its California subsidiary, MedPartners Network ("MPN"). MPN was a provider organization licensed by the DOC that arranged health care services for HMO members through arrangements between HMOs and health care providers, such as hospitals and physician groups. MPN was one of our significant provider networks in California. In March 1999, California regulators seized MPN and appointed a conservator to oversee MPN. The conservator placed MPN in bankruptcy. In June 1999, the State of California, the DOC, MPN and Caremark entered into an Operations and Settlement Agreement to ensure continuing patient care and to resolve certain claims by and against MPN and Caremark. Under this agreement, Caremark agreed to fund MPN's liabilities to its contracted and non-contracted providers in California. As part of the agreement, effective June 1, 1999, we agreed to assume financial responsibility for institutional services that were previously the responsibility of MPN. The agreement required the institutional providers to offer the same terms to us as MPN had through the earlier of the termination of the provider's contract or December 31, 1999. In addition, we have agreed to participate in the agreement, which requires us to waive or subordinate certain claims against MPN in exchange for waivers of claims against us in connection with services provided by MPN or its affiliates in California. We, along with other HMOs have agreed to make a loan to Caremark for distribution to KPC Medical Management, Inc., a purchaser of some of the MPN practices. The loan by all the HMOs is expected to be approximately $12 million, with approximately $3 million to be contributed by us. MPN has ceased doing business and all of MPN's affiliated medical groups in California have recently been sold.

Our insolvency reserves relate to specific providers. These reserves include estimates for potentially insolvent providers, where conditions indicate claims are not being paid or have slowed considerably. Based on information currently available, we believe that any liability in excess of amounts accrued would not materially affect our consolidated financial position. However, our evaluation of the likely impact of claims asserted against us could change in the future and an unfavorable outcome, depending on the amount and timing, could have a material effect on our results of operations or cash flows for a future period.

OPM. Our HMO subsidiaries have commercial contracts with OPM to provide managed health care services to federal employees, annuitants and their dependents under the Federal Employee Health Benefits Plan ("FEHBP"). Rather than negotiating rates with HMOs, OPM requires HMOs to provide the FEHBP with rates comparable to the rates charged to the two employer groups with enrollment closest in size to the FEHBP in the applicable state after adjusting for differences in benefits, enrollment demographics, and coordination of costs with Medicare. OPM further requires that every HMO certify each year that its rates meet these requirements. Approximately every three to five years, OPM's Office of Inspector General ("OIG") audits each HMO to verify that the premiums charged are calculated and charged in compliance with these rating regulations and guidelines. Each audit encompasses a period of up to six years. Following the government's initial on-site audit, OPM will provide the HMO with a post-audit briefing indicating its preliminary results. Because these are actuarial calculations, interpretations of the rating regulations and audit findings often raise complex issues. The final resolution and settlement of audits have historically taken more than three years and as many as seven years.

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

Prior to the acquisition the FHP HMO subsidiary, TakeCare of California, was audited by the OIG auditors. The OIG issued a draft audit report in September 1996 alleging that TakeCare overcharged the FEHBP by approximately $24 million including lost investment income. TakeCare responded to this draft audit in January 1997, questioning many of the auditors' calculations and assumptions. When we purchased FHP International in February 1997, we were aware of the government's claims, and we reserved for potential liabilities in accordance with our accounting policies. In August 1999, we were notified that the auditors had referred certain allegations to the DOJ for review of potential claims under the False Claims Act. We are negotiating with the DOJ to resolve all outstanding issues relating to the TakeCare of California audit amicably. We do not agree with the auditors' interpretations of the applicable rules and guidelines or their method of calculating rates for the applicable period, and we do not believe there is any evidence that TakeCare of California ever engaged in intentional wrongdoing or any action that would violate the False Claims Act.

In July 1999, we received a request from the OIG requesting documentation regarding all of the contracts between OPM and any of the HMOs owned by FHP that related to the contract years 1990 through 1997. The majority of these contract years have already been audited, but are not yet settled. We have complied with OPM's request.

OPM has conducted an audit of our Oregon HMO subsidiary for the years 1991 through 1996. We have recently been notified that the auditors had referred certain allegations to the DOJ for review of potential claims under the False Claims Act. We intend to negotiate with the DOJ to resolve any potential claims amicably.

In addition to the HMOs currently owned, we have also agreed to indemnify the buyers of our previously owned HMOs in Illinois, New Mexico and Utah for potential OPM liabilities that relate to years prior to the sale. To address all of these potential liabilities, we have established reserves based upon internal estimates of liability and preliminary findings by the auditors for all OPM audits not yet settled.

We intend to negotiate with OPM on any existing or future unresolved matters to attain a mutually satisfactory result. We cannot be certain that any ongoing and future negotiations will be concluded satisfactorily, that additional audits will not be referred to the DOJ, or that additional, possibly material, liabilities will not be incurred. We believe that any ultimate liability, including any lost investment income, in excess of amounts accrued would not materially affect our consolidated financial position. However, such liability could have a material effect on results of operations or cash flows of a future period if resolved unfavorably.

In late 1997, we established a formal corporate compliance program to specifically address potential issues that may arise from the FEHBP rating process, to work with OPM to understand its interpretation of the rules and guidelines prior to completion of the rating process, to standardize the FEHBP rating process among all of our HMOs, and to help reduce the likelihood that future government audits will result in any significant findings. Based upon the results of a limited number of audits that have been conducted for contract years 1998 and later, we believe that this program has been effective.

LEGAL PROCEEDINGS. On November 2, 1999, Jose Cruz filed a class action complaint against PacifiCare, our California subsidiary and FHP in San Francisco Superior Court. On November 9, 1999, Cruz filed a first amended class action complaint that omitted FHP as a defendant. The amended complaint relates to the period from November 2, 1995 to the present and purports to be filed on behalf of all enrollees in our health care plans other than Medicare and Medicaid enrollees. The amended complaint alleges that we have engaged in unfair business acts in violation of California law, engaged in false, deceptive and misleading advertising in violation of California law and violated the California Consumer Legal Remedies Act. It also alleges that we have received unjust payments as a result of our conduct. The amended complaint seeks injunctive and declaratory relief, an order requiring the defendants to inform and warn all California consumers regarding our financial compensation programs, unspecified monetary damages for restitution of premiums and disgorgement of improper profits, attorneys' fees and interest. On December 2, 1999, we removed the action to the United States District Court for the Northern District of California on the grounds that the amended complaint was completely preempted by the Employee Retirement Income Security Act of 1974 or ERISA. We also moved to compel arbitration. The plaintiff sought to have the case returned to state court. The court held a hearing on these motions in February 2000 and has not ruled on the motions. We deny all material allegations in the amended complaint and intend to defend the action vigorously.

On November 22, 1999, Debbie Hitsman filed a class action complaint against PacifiCare in the United States District Court for the Southern District of Mississippi, Hattiesburg Division. The complaint relates to the period from November 22, 1995 to the present and purports to be on behalf of all enrollees in our health care plans other than Medicare and Medicaid enrollees. The complaint alleges causes of action for violations of the Racketeer-Influenced and Corrupt Organizations Act and ERISA. The complaint seeks an unspecified amount of compensatory and treble damages, injunctive and restitutionary relief, attorneys' fees, the imposition of a constructive trust and interest. On January 13, 2000, we filed a motion to compel arbitration and a motion to dismiss or, in the alternative, to transfer the case for lack of personal jurisdiction and improper venue. On January 25, 2000, the court stayed the action pending resolution by the Multi-District Litigation or MDL Panel as to whether to consolidate and transfer this and other similar actions to the MDL Panel. We deny all material allegations and intend to defend the action vigorously.

In 1997, Tim Brady and other individuals filed a class action suit against PacifiCare, several PacifiCare officers and several former officers of FHP International in the United States District Court for the Central District of California. In addition, in 1997, Brady and other individuals filed class action against PacifiCare and several PacifiCare officers and several former officers of FHP in the Orange County Superior Court. Finally, in 1997, William Madruga and another individual filed a class action suit against PacifiCare and several of its directors and officers in the United States District Court for the Central District of California. Each of the complaints related to the period from the date of proxy statement for the FHP acquisition through our November 1997 announcement that earnings for the fourth quarter of 1997 would be lower than expected. These complaints primarily alleged that we previously omitted and/or misrepresented material facts with respect to our costs, earnings and profits. The trial courts dismissed the Brady cases, brought on behalf of former FHP shareholders, but the cases are now on appeal. The Madruga case, brought on behalf of our stockholders, was dismissed with permission for the plaintiffs to amend the complaint. The plaintiffs filed an amended complaint in November 1999 and we moved to dismiss the amended complaint in February 2000. The court has scheduled a hearing on April 17, 2000 to consider our motion to dismiss. We deny all material allegations and intend to defend the actions vigorously.

We are involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages which are not covered by insurance. Based on current information and review, including consultation with our lawyers, we believe any ultimate liability that may arise from these actions (including all purported class actions) would not materially affect our consolidated financial position, results of operations, cash flows or business prospects. However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material effect on the results of operations or cash flows of a future period.

LEASE COMMITMENTS. We lease office space and equipment under various non-cancelable operating leases. Rental expense totaled $55 million in 1999, $59 million in 1998, and $48 million in 1997. Future minimum lease payments will be $55 million in 2000, $48 million in 2001, $32 million in 2002, $20 million in 2003 and $15 million in 2004. Minimum lease payments after 2004 will be $22 million.

In 1997, we entered into a real estate and equipment master transfer agreement that allows us to lease, sublease or assign certain facilities and equipment that we own or lease. In 1998 and 1999 all of the equipment and a portion of the real estate covered by the master transfer agreement was sold. The net book value of the remaining real estate was approximately $18 million at December 31, 1999 and $27 million at December 31, 1998. The leases are accounted for as operating leases, and subleases are accounted for as rental income. The agreement includes extensions of the individual leases to December 31, 2005, and two five-year extension options at prevailing market rates. These options are exercisable solely at the lessee's discretion.

EMPLOYMENT AGREEMENTS. We have employment agreements with our chief executive officer and certain other executives. The agreements entitle these executives to receive severance benefits, payable if employment is terminated for various reasons, including termination following a change of control of PacifiCare. The maximum severance amount we would owe these executives according to their employment agreements (excluding amounts that may be payable under incentive plans and the value of certain other benefits) was approximately $33 million at December 31, 1999.

11. COMPREHENSIVE INCOME

The following tables summarize the components of other comprehensive income
(loss) for the periods indicated:

                                                                  INCOME
                                                                    TAX       NET-OF-
                                                      PRETAX      EXPENSE       TAX
                                                      AMOUNT     (BENEFIT)     AMOUNT
                                                     --------    ---------    --------
                                                          (AMOUNTS IN THOUSANDS)
1999
Unrealized holding losses arising during the
  period...........................................  $(50,739)   $(19,591)    $(31,148)
Less: reclassification adjustment for net gains
  realized in net income...........................      (988)       (381)        (607)
                                                     --------    --------     --------
Other comprehensive loss...........................  $(51,727)   $(19,972)    $(31,755)
                                                     ========    ========     ========
1998:
Unrealized holding gains arising during the
  period...........................................  $ 12,766    $  5,538     $  7,228
Less: reclassification adjustment for net gains
  realized in net income...........................   (17,418)     (7,556)      (9,862)
                                                     --------    --------     --------
Other comprehensive loss...........................  $ (4,652)   $ (2,018)    $ (2,634)
                                                     ========    ========     ========
1997:
Unrealized holding gains arising during the
  period...........................................  $ 12,806    $  4,885     $  7,921
Less: reclassification adjustment for net gains
  realized in net income...........................    (2,229)       (850)      (1,379)
                                                     --------    --------     --------
Other comprehensive income.........................  $ 10,577    $  4,035     $  6,542
                                                     ========    ========     ========

12. SUBSEQUENT EVENTS

In January 2000, we announced a restructuring that will allow us to develop plans to strengthen our operations through planned productivity enhancements and technology improvements to further our competitive advantages and growth opportunities. As a result of these changes, we will record a restructuring charge of approximately $7 million to $8 million in the first quarter of 2000. The restructuring charge includes severance and related employee benefits.

In February 2000, we acquired Harris Methodist Texas Health Plan, Inc. and Harris Methodist Health Insurance Company, Inc., a health plan and insurance company in Texas for a purchase price of $121 million. This acquisition added approximately 300,000 members to our Texas health maintenance organization.

During the first quarter of 2000, we will assume approximately 25,000 to 29,000 members in Colorado and approximately 24,000 members in Washington as a result of transition agreements signed with QualMed Washington Health Plans, Inc., in October 1999 and with QualMed Plans for Health of Colorado, Inc. in September 1999, each a subsidiary of Foundation Health Systems, Inc. We will pay a per-member price based on retained membership.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
PacifiCare Health Systems, Inc.

We have audited the accompanying consolidated balance sheets of PacifiCare Health Systems, Inc. as of December 31, 1999, and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PacifiCare Health Systems, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Irvine, California
February 3, 2000

                        PACIFICARE HEALTH SYSTEMS, INC.

              QUARTERLY INFORMATION FOR 1999 AND 1998 (UNAUDITED)

                                                               QUARTERS ENDED
                                           -------------------------------------------------------
                                            MARCH 31      JUNE 30      SEPTEMBER 30    DECEMBER 31
                                           ----------    ----------    ------------    -----------
                                                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
1999(1)
Operating revenue........................  $2,451,909    $2,454,747     $2,517,917     $2,564,517
Operating expenses.......................   2,335,563     2,347,900      2,405,181      2,459,586
Net investment income....................      20,201        20,242         20,304         23,303
Interest expense.........................     (10,293)       (9,512)        (9,742)       (13,454)
                                           ----------    ----------     ----------     ----------
Income before income taxes...............     126,254       117,577        123,298        114,780
Provision for income taxes...............      52,270        48,676         54,041         48,378
                                           ----------    ----------     ----------     ----------
Net income...............................  $   73,984    $   68,901     $   69,257     $   66,402
                                           ==========    ==========     ==========     ==========
Basic earnings per share.................  $     1.62    $     1.50     $     1.54     $     1.60
                                           ==========    ==========     ==========     ==========
Diluted earnings per share...............  $     1.61    $     1.49     $     1.54     $     1.59
                                           ==========    ==========     ==========     ==========
Membership(3)............................       3,585         3,577          3,660          3,658
                                           ==========    ==========     ==========     ==========
1998(2)
Operating revenue........................  $2,381,950    $2,396,259     $2,400,897     $2,342,376
Operating expenses.......................   2,309,450     2,309,987      2,316,522      2,243,332
Net investment income....................      25,304        23,850         29,193         25,959
Interest expense.........................     (17,518)      (16,913)       (13,828)       (12,664)
                                           ----------    ----------     ----------     ----------
Income before income taxes...............      80,286        93,209         99,740        112,339
Provision for income taxes...............      38,940        44,338         46,509         53,360
                                           ----------    ----------     ----------     ----------
Net income...............................  $   41,346    $   48,871     $   53,231     $   58,979
                                           ==========    ==========     ==========     ==========
Preferred dividends......................      (2,629)       (2,630)            --             --
                                           ----------    ----------     ----------     ----------
Net income available to common
  Stockholders...........................  $   38,717    $   46,241     $   53,231     $   58,979
                                           ==========    ==========     ==========     ==========
Basic earnings per share.................  $     0.93    $     1.10     $     1.17     $     1.29
                                           ==========    ==========     ==========     ==========
Diluted earnings per share...............  $     0.90    $     1.06     $     1.16     $     1.28
                                           ==========    ==========     ==========     ==========
Membership(3)............................       3,689         3,660          3,645          3,527
                                           ==========    ==========     ==========     ==========

---------------
(1) We recognized impairment, disposition, restructuring and other net pretax credits in the third quarter of 1999 totaling $2 million ($2 million or $0.04 diluted loss per share, net of tax). The after tax and per share amounts were losses because the goodwill impairment was not deductible for income tax purposes. See Note 9 of the Notes to Consolidated Financial Statements.

(2) We recognized pretax charges in the third quarter of 1998 totaling $19 million ($10 million or $0.22 diluted loss per share, net of tax). These charges included approximately $15 million ($8 million or $0.18 diluted loss per share, net of tax) for the disposal of the Utah HMO and workers' compensation subsidiaries. The charges also included approximately $4 million ($2 million or $0.04 diluted loss per share, net of tax) for potential OPM claims. The 1998 charges were partially offset by $8 million ($4 million or $0.10 diluted earnings per share, net of tax) for favorable OPM settlements in the fourth quarter. See Note 9 of the Notes to Consolidated Financial Statements.

(3) Membership as of quarter end.

                PACIFICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

                                                   YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                DECEMBER 31, 1999   DECEMBER 31, 1998   DECEMBER 31, 1997
                                                -----------------   -----------------   -----------------
Allowance for doubtful accounts:
  Beginning balance...........................       $ 8,529             $13,598             $ 1,048
  FHP acquisition.............................            --                  --               7,036
Additions:
  Charged to costs and expenses...............         1,634               1,485               5,171
  Charged to other accounts...................         2,074              (4,850)              3,620
Deductions/write offs.........................        (1,064)             (1,704)             (3,277)
                                                     -------             -------             -------
Ending balance................................       $11,173             $ 8,529             $13,598
                                                     =======             =======             =======

                        PACIFICARE HEALTH SYSTEMS, INC.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 3.01    Amended and Restated Certificate of Incorporation of
         Registrant (including Certificate of Designation of Series A
         Junior Participating Preferred Stock) [incorporated by
         reference to Exhibit 99.1 to Registrant's Registration
         Statement on Form S-3 (File No. 333-83069)].(1)
 3.02    Bylaws of Registrant [incorporated by reference to Exhibit
         99.2 to Registrant's Registration Statement on Form S-3
         (File No. 333-83069)].
 4.01    First Supplemental Indenture, dated as of February 14, 1997, by and among the Registrant, FHP International Corporation and The Chase Manhattan Bank, N.A. [incorporated by
         reference to Exhibit 4.01 to the Registrant's Form 10-Q for the quarter ended March 31, 1997].
 4.02    Form of Specimen Certificate for Registrant's Common Stock.
 4.03    Registration Rights Agreement, dated as of May 4, 1999,
         between the Registrant and UniHealth Foundation
         [incorporated by reference to Exhibit 99.4 to Registrant's
         Registration Statement on Form S-3 (File No. 333-83069)].
 4.04    Rights Agreement, dated as of November 19, 1999, between the
         Registrant and ChaseMellon Shareholder Services, L.L.C
         [incorporated by reference to Exhibit 99.1 to Registrant's
         Form 8-K, dated November 22, 1999].
10.01    Second Amended and Restated Employment Agreement, dated
         December 31, 1999, between the Registrant and Alan R. Hoops
         [incorporated by reference to Exhibit 99.1 to Registrant's
         Form 8-K, dated February 18, 2000].(2)
10.02    Executive Employment Agreement, dated as of September 1,
         1999, between the Registrant and Jeffrey M. Folick.(2)
10.03    Separation Agreement, dated as of September 15, 1999,
         between the Registrant and Robert B. Stearns.(2)
10.04    Employment Agreement, dated October 6, 1997, between the
         Registrant and Bradford A. Bowlus [incorporated by reference to Exhibit 10.04 to Registrant's Form 10-K for the year
         ended December 31, 1998].(2)
10.05    Employment Agreement, dated June 10, 1996, between the
         Registrant and Linda M. Lyons, MD [incorporated by reference to Exhibit 10.05 to Registrant's Form 10-K for the year
         ended December 31, 1998].(2)
10.06    Form of Amendment to Employment Agreement, dated as of April
         21, 1999 between Registrant and Alan R. Hoops, Jeffrey M.
         Folick, Bradford A. Bowlus and Linda Lyons.(2)
10.07    Employment Agreement, dated June 26, 1998, between the
         Registrant and Richard E. Badger.(2)
10.08    First Amendment to the Employment Agreement, dated July 1,
         1999, between Registrant and Richard E, Badger.(2)
10.09    Form of Contract With Eligible Medicare+Choice Organization
         for the period January 1, 2000 through December 31, 2000
         between PacifiCare of California and the Health Care
         Financing Administration.
10.10    1996 Stock Option Plan for Officers and Key Employees of the
         Registrant [incorporated by reference to Exhibit 10.05 to
         Registrant's Form 8-B, dated January 23, 1997].(2)
10.11    First Amendment to 1996 Stock Option Plan for Officers and
         Key Employees of the Registrant [incorporated by reference to Exhibit D to Registrant's Proxy Statement, dated May 25,
         1999].(2)
10.12    Amended and Restated 1996 Non-Officer Directors Stock Option
         Plan of the Registrant [incorporated by reference to Exhibit
         E to Registrant's Proxy Statement, dated May 25, 1999].(2)
10.13    1996 Management Incentive Compensation Plan of the
         Registrant [incorporated by reference to Exhibit 10.07 to
         Registrant's Form 8-B, dated January 23, 1997].(2)
10.14    Amended 1997 Premium Priced Stock Option Plan of the
         Registrant [incorporated by reference to Exhibit A to
         Registrant's Definitive Proxy Statement, dated April 28,
         1998].(2)
10.15    First Amendment to Amended 1997 Premium Priced Stock Option
         Plan, dated as of August 27, 1998 [incorporated by reference to Exhibit 10.12 to Registrant's Form 10-K for the year
         ended December 31, 1998].(2)

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.16    PacifiCare Health Systems, Inc. Statutory Restoration Plan
         [incorporated by reference to Exhibit 10.15 to the
         Registrant's Form 10-K for the year ended December 31,
         1997].(2)
10.17    PacifiCare Health Systems, Inc. Non-Qualified Deferred
         Compensation Plan [incorporated by reference to Exhibit
         10.16 to the Registrant's Form 10-K for the year ended
         December 31, 1997].(2)
10.18    PacifiCare Health Systems, Inc. Stock Unit Deferred
         Compensation Plan [incorporated by reference to Exhibit
         10.17 to the Registrant's Form 10-K for the year ended
         December 31, 1997].(2)
10.19    Credit Agreement, dated as of October 31, 1996, among
         Registrant, the several financial institutions from time to time party to the Credit Agreement, The Bank of New York,
         The Bank of Nova Scotia, Banque Nationale de Paris, Dai-Ichi
         Kangyo Bank, Ltd., The Industrial Bank of Japan Limited,
         RaboBank Nederland, Sanwa Bank of California, The Sumitomo
         Bank, Limited and Wells Fargo Bank, N.A., as co-agents, The
         Chase Manhattan Bank and CitiCorp USA, Inc. as managing
         agents, and Bank of America National Trust and Savings
         Association, as agent for the Banks [incorporated by
         reference to Exhibit 10.01 to the Registrant's Registration
         Statement on Form S-4 (File No. 333-16271)].
10.20    First Amendment to Credit Agreement, dated as of August 15,
         1997, among the Registrant, the Banks party to the Credit
         Agreement, dated as of October 31, 1996, and Bank of America
         National Trust and Savings Association, as Agent
         [incorporated by reference to Exhibit 10.12 to the
         Registrant's Form 10-K for the year ended December 31,
         1997].
10.21    Second Amendment to Credit Agreement, dated as of December
         31, 1997, among the Registrant, the Banks party to the
         Credit Agreement, dated as of October 31, 1996, and Bank of
         America National Trust and Savings Association, as Agent
         [incorporated by reference to Exhibit 10.13 to the
         Registrant's Form 10-K for the year ended December 31,
         1997].
10.22    Third Amendment to Credit Agreement, dated as of December 8,
         1999, among the Registrant, the Banks party to the Credit
         Agreement, dated as of October 31, 1996, and Bank of America
         National Trust and Savings Association, as Agent.
10.23    Stock Purchase Agreement, dated as of May 4, 1999, between the Registrant and UniHealth Foundation [incorporated by
         reference to Exhibit B to Registrant's Proxy Statement,
         dated May 25, 1999].
10.24    Amended Services Agreement, dated as of June 1, 1999,
         between the Registrant and Joseph S. Konowiecki, a
         professional corporation.
21       List of Subsidiaries.
23       Consent of Ernst & Young LLP, Independent Auditors.
27       Financial Data Schedules (filed electronically).

---------------
(1) Certificate of Designation of Series A Junior Participating Preferred Stock is incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K, dated November 19, 1999.

(2) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.