Form 10-Q
period 2000-03-31
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 2000-05-12
CIK 1027974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 000-21949

PACIFICARE HEALTH SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4591529

(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

3120 Lake Center Drive, Santa Ana, California 92704

(Address of principal executive offices, including Zip Code)

(Registrant’s telephone number, including area code) (714) 825-5200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No  [   ]

     The number of shares of common stock outstanding at April 28, 2000 was approximately 35,180,000.

PACIFICARE HEALTH SYSTEMS, INC.

FORM 10-Q

i

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share data)

	March 31,	December 31,
	2000	1999

	(unaudited)
ASSETS

Current assets:

Cash and equivalents	$903,949	$849,064

Marketable securities	986,408	999,194

Receivables, net	410,970	306,652

Prepaid expenses and other current assets	44,551	48,412

Deferred income taxes	138,564	141,169

Total current assets	2,484,442	2,344,491

Property, plant and equipment at cost, net	180,786	177,521

Marketable securities-restricted	91,208	86,471

Goodwill and intangible assets, net	2,313,018	2,244,243

Other assets	34,540	31,295

	$5,103,994	$4,884,021

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Medical claims and benefits payable	$963,000	$795,200

Accounts payable and accrued liabilities	460,704	425,171

Unearned premium revenue	592,358	565,815

Long-term debt due within one year	146	—

Total current liabilities	2,016,208	1,786,186

Long-term debt due after one year	971,684	975,000

Deferred income taxes	127,469	127,469

Other liabilities	21,268	17,314

Minority interest	—	333

Stockholders’ equity:

Common stock, $0.01 par value; 200,000 shares authorized; issued 46,836 shares in 2000 and 46,803 shares in 1999	468	468

Additional paid-in capital	1,603,923	1,597,485

Accumulated other comprehensive loss	(21,485)	(24,396)

Retained earnings	1,002,787	928,152

Treasury stock, at cost; 11,656 shares in 2000 and 9,551 shares in 1999	(618,328)	(523,990)

Total stockholders’ equity	1,967,365	1,977,719

	$5,103,994	$4,884,021

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	Three Months Ended
	March 31,

	2000	1999

Revenue:

Medicare premiums	$1,580,785	$1,445,456

Commercial premiums	1,187,701	977,433

Other income	34,177	29,020

Total operating revenue	2,802,663	2,451,909

Expenses:

Health care services:

Medicare services	1,382,259	1,257,131

Commercial services	974,281	796,789

Total health care services	2,356,540	2,053,920

Marketing, general and administrative expenses	299,718	262,584

Amortization of goodwill and intangible assets	20,456	19,059

Impairment, disposition, restructuring and other charges	5,600	—

Office of Personnel Management credits	(2,964)	—

Operating income	123,313	116,346

Net investment income	25,108	20,201

Interest expense	(20,182)	(10,293)

Income before income taxes	128,239	126,254

Provision for income taxes	53,604	52,270

Net income	$74,635	$73,984

Basic earnings per share	$2.04	$1.62

Diluted earnings per share	$2.04	$1.61

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)

	Three Months Ended
	March 31,

	2000	1999

Operating activities:

Net income	$74,635	$73,984

Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:

Amortization of goodwill and intangible assets	20,456	19,059

Depreciation and amortization	10,660	9,971

Impairment, disposition, restructuring and other charges	5,600	—

Office of Personnel Management credits	(2,964)	—

Deferred income taxes	1,019	5,092

Provision for doubtful accounts	958	(106)

Loss on disposal of property, plant and equipment	882	2,159

Other noncash items	(333)	(22)

Changes in assets and liabilities, net of effects from acquisitions and dispositions:

Receivables, net	(86,797)	(46,871)

Prepaid expenses and other assets	1,601	(3,241)

Medical claims and benefits payable	70,960	25,700

Accounts payable and accrued liabilities	16,590	4,167

Unearned premium revenue	20,296	(446,898)

Net cash flows provided by (used in) operating activities	133,563	(357,006)

Investing activities:

Sale (purchase) of marketable securities, net	24,765	(35,828)

Purchase of property, plant and equipment	(14,908)	(11,803)

Net cash acquired from acquisition	11,515	—

Purchase of marketable securities — restricted	(4,466)	(3,035)

Proceeds from the sale of property, plant and equipment	1,442	2,936

Net cash flows provided by (used in) investing activities	18,348	(47,730)

Financing activities:

Principal payments on long-term debt	(265,082)	(75,032)

Proceeds from borrowings of long-term debt	261,912	—

Common stock repurchases	(94,338)	—

Proceeds from issuance of common stock	482	2,719

Net cash flows used in financing activities	(97,026)	(72,313)

Net increase (decrease) in cash and equivalents	54,885	(477,049)

Beginning cash and equivalents	849,064	724,636

Ending cash and equivalents	$903,949	$247,587

See accompanying notes.

Table continued on next page.

	Three Months Ended
	March 31,

	2000	1999

Supplemental cash flow information:

Cash paid during the year for:

Income taxes, net of refunds	$46	$41,628

Interest	$22,279	$11,346

Supplemental schedule of noncash investing and financing activities:

Tax benefit associated with exercise of stock options	$39	$376

Stock-based compensation	$5,917	$5,543

Details of accumulated other comprehensive income (loss):

Change in marketable securities	$4,497	$(10,082)

Less change in deferred income taxes	(1,586)	3,871

Change in stockholders’ equity	$2,911	$(6,211)

Details of businesses acquired in purchase transactions:

Fair value of assets acquired	$251,580	$4,080

Less liabilities assumed or created	(129,304)	(4,080)

Cash paid for fair value of assets acquired	122,276	—

Less cash acquired from acquisitions	(133,791)	—

Net cash acquired from acquisitions	$(11,515)	$—

See accompanying notes.

Table continued from previous page.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
(unaudited)

1.  Basis of Presentation

PacifiCare Health Systems, Inc. is one of the nation’s largest health care services companies, serving approximately 4 million members in the Medicare and commercial lines of business. Following the rules and regulations of the Securities and Exchange Commission (“SEC”), we have omitted footnote disclosures that would substantially duplicate the disclosures contained in the annual audited financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and the notes included in our December 31, 1999 Annual Report on Form 10-K, filed with the SEC in March 2000.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, needed to present fairly the financial results for these interim periods. The consolidated results of operations presented for the interim periods are not necessarily indicative of the results for a full year.

2.  Acquisitions and Dispositions

2000 Acquisitions. On February 1, 2000, we completed our acquisition of Harris Methodist Texas Health Plan, Inc. and Harris Methodist Health Insurance Company, Inc., a health plan and insurance company in Texas, for a purchase price of $122 million. This acquisition added approximately 250,000 commercial members and 50,000 Medicare members to our Texas health maintenance organization (“HMO”). This acquisition was accounted for as a purchase with substantially the entire purchase price being allocated to goodwill and other acquired intangible assets. The goodwill and acquired intangible assets are being amortized over periods ranging from three to 30 years. The operating results of these entities are included in our consolidated financial statements from the acquisition date.

During the first quarter of 2000, we assumed approximately 20,000 members in Colorado and approximately 22,000 members in Washington for a purchase price of approximately $7 million as a result of transition agreements signed with QualMed Plans for Health of Colorado, Inc. in September 1999 and with QualMed Washington Health Plans, Inc. in October 1999, each a subsidiary of Foundation Health Systems, Inc.

1999 Acquisitions. In September 1999, we acquired ANTERO Health Plans in Colorado for a purchase price of $14 million. This acquisition added approximately 32,000 commercial members and 4,000 Medicare members to our Colorado HMO. In February 1999, we assumed approximately 15,000 commercial members in Texas for $4 million. These acquisitions were accounted for as purchases with substantially the entire purchase price being allocated to goodwill and other acquired intangible assets. The goodwill and acquired intangible assets are being amortized over periods ranging from three to 20 years. The operating results of these entities are included in our consolidated financial statements from the acquisition date.

Pro Forma Financial Statements. The pro forma information below presents our consolidated results of operations as if the acquisition of Harris Methodist Texas Health Plan, Inc. and Harris Methodist Health Insurance Company, Inc. occurred at the beginning of each period presented. The pro forma information gives effect to actual results prior to the acquisition plus adjustments for depreciation expense, goodwill amortization, net investment income and income taxes. Because the assumptions of membership in Colorado, Washington and Texas were not material to our consolidated results of operations, these transactions were not included in the pro forma information below.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2000
(unaudited)

	Three Months Ended
	March 31,

	2000	1999

	(amounts in thousands,
	except per share data)

Total operating revenue	$2,860,561	$2,637,792

Pretax income	$120,613	$118,856

Net income	$70,029	$69,515

Basic earnings per share	$1.92	$1.52

Diluted earnings per share	$1.91	$1.51

3.  Long-Term Debt

Beginning January 1, 1999, and continuing through the January 1, 2002 final maturity date, the amount we may borrow under our credit facility declines incrementally every six months. Borrowings available to us at March 31, 2000 were $1.2 billion. The facility requires mandatory step-down payments if the principal balance exceeds certain thresholds. Based on the $870 million outstanding balance at March 31, 2000, a payment of $70 million will be required by June 30, 2001.

Interest under the credit facility is variable and is presently based on the London Interbank Offered Rate (“LIBOR”) plus a spread. Based on the outstanding balance at March 31, 2000, the average overall rate, excluding the facility fee, was 7.3 percent. The terms of the credit facility contain various covenants, usual for financings of this type, including a minimum net worth requirement, a minimum fixed charge requirement, leverage ratios and limits on the amount of treasury stock we may purchase. At March 31, 2000, we were in compliance with all such covenants. We also have $100 million in senior notes outstanding that we assumed when we acquired FHP International Corporation in 1997. These notes mature on September 15, 2003 and bear an interest rate of seven percent payable semiannually.

4.  Stockholders’ Equity

Stockholder Rights Agreement. In November 1999, our board of directors adopted a stockholder rights agreement to protect stockholder rights in the event of a proposed takeover. The board of directors declared a dividend of one right for each share of our common stock outstanding as of November 19, 1999. The right entitles the registered holder to purchase from PacifiCare 1/100th of a share of Series A junior participating preferred stock at a price of $180 per 1/100th of a preferred share. Similar rights will generally be issued in respect of common stock issued after November 19, 1999.

Treasury Stock. In October 1999, our board of directors approved a stock repurchase program that allows us to repurchase up to 12 million shares of our outstanding common stock, including any shares purchased from UniHealth Foundation, a non-profit public benefit corporation and our largest stockholder (see “UniHealth Foundation Stock Purchase Agreement” below). We have repurchased approximately 8.4 million shares under this authorization. As of March 31, 2000, we held approximately 11.7 million treasury shares totaling $618 million. To purchase the maximum number of shares authorized, we negotiated an amendment to our existing credit facility that increases the maximum allowable amount of share repurchases to $1 billion from $500 million. We may fund the stock repurchase program through a combination of cash flows from operations, additional borrowings under the credit facility and long- and short-term debt. We have reissued, and will continue to reissue these shares for our employee benefit plans or for other corporate purposes.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2000
(unaudited)

Reclassification of Common Stock. At our June 1999 annual meeting, our Class A and Class B common stockholders, including UniHealth Foundation, approved an amended and restated certificate of incorporation. The amended and restated certificate combined and reclassified our Class A and Class B common stock into a single class of voting common stock. The reclassified common stock has the same rights, powers and limitations as the previously existing Class A common stock. The reclassification of the Class A and Class B common stock had no impact on the total number of our issued and outstanding shares of common stock.

Prior to the combination and reclassification of our Class A and Class B common stock, UniHealth Foundation owned approximately 40 percent of our Class A common stock and approximately one percent of our Class B common stock. As of March 31, 2000, UniHealth Foundation owned approximately 18 percent of our outstanding common stock. In consideration for UniHealth Foundation’s vote in favor of the amended and restated certificate of incorporation, and in consideration of the agreements and covenants contained in the stock purchase agreement discussed below, we paid UniHealth Foundation $60 million in June 1999, when our stockholders approved the amended and restated certificate of incorporation. We also incurred $2 million of expenses related to the reclassification of our common stock and the registration of the shares held by UniHealth Foundation. These amounts were recorded as a reduction of stockholders’ equity in 1999.

UniHealth Foundation Stock Purchase Agreement. In May 1999, we entered into a stock purchase agreement with UniHealth Foundation to repurchase up to 5.9 million shares of our common stock held by UniHealth Foundation. The purchase price for the shares equals the average closing price of the stock for the 30 trading days preceding the scheduled purchase dates. We are not required to buy if the stock price is greater than $120 per share and UniHealth Foundation is not required to sell if the stock price is less than $75 per share. Depending on the average stock price, we may repurchase UniHealth Foundation shares on the following dates and in the following installments:

				Aggregate
				Repurchase
		Per Share		Price Range

Approximate Purchase Date	Shares	Low	High	Low	High

				(amounts in
				millions)

August 9, 1999(1)	1,000,000	$70	$120	$70	$120

November 15, 1999(1)	1,000,000	$75	$120	75	120

February 15, 2000(1)	750,000	$75	$120	56	90

May 15, 2000	750,000	$75	$120	56	90

August 15, 2000	750,000	$75	$120	56	90

November 15, 2000	750,000	$75	$120	56	90

February 15, 2001	909,500	$75	$120	68	109

Repurchase shares	5,909,500			$437	$709

(1)  We did not purchase the August 1999, November 1999, or the February 2000 installments because the average stock price, as defined above, was less than $75 per share and UniHealth Foundation did not elect to sell the shares for the average stock price. For any unpurchased installments, we have no further obligation to buy, and UniHealth Foundation has no further obligation to sell us the shares. We do, however, have a right of first refusal to purchase the installments should UniHealth Foundation decide to sell.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2000
(unaudited)

5.	Impairment, Disposition, Restructuring, Office of Personnel Management (“OPM”) and Other Charges (Credits)

During the first quarter, we recognized net pretax charges of $3 million as follows:

			Diluted Loss
	Pretax Charges	Net-of-Tax	(Earnings)
	(Credits)	Amount	Per Share

	(amounts in millions, except per share data)

2000

Restructuring charge	$9.0	$5.2	$0.14

Other changes in estimates	(3.4)	(2.0)	(0.05)

Total impairment, disposition, restructuring and other charges	5.6	(3.2)	0.09

OPM credits	(3.0)	(1.7)	(0.05)

	$2.6	$1.5	$0.04

Restructuring Charge. We recognized a $9 million ($5 million or $0.14 diluted loss per share, net of tax) restructuring charge during the first quarter. In January 2000, we announced plans to strengthen our operations through productivity enhancements and technology improvements to further our competitive advantages and growth opportunities. The restructuring charge included severance and related employee benefits. Of the approximately 270 employees being terminated by December 31, 2000, the majority of these positions are in the sales & marketing and human resources departments where the corporate and regional functions will be centralized and consolidated. As of March 31, 2000, we paid approximately $1 million to 100 terminated employees. Approximately $7 million of the restructuring charge will be paid by the end of 2000, and the remaining balance will be paid in 2001. Cash flows from operations are expected to fund the restructuring charge. We expect net annual marketing, general and administrative salary savings of approximately $12 million from the centralization and consolidation of corporate and regional functions.

The following table presents the activity during the quarter ended March 31, 2000:

			Balance at
	Pretax Charge	Payments	March 31, 2000

	(amounts in millions)

2000

Restructuring charge	$9.0	$(0.7)	$8.3

Other Changes in Estimates. We recognized other credits for changes in estimates of $3 million ($2 million or $0.05 diluted earnings per share, net of tax). We have successfully settled certain contingencies related to acquisitions and dispositions in 1997 and 1998 including pending and threatened litigation, as well as indemnifications made to the buyers of sold subsidiaries.

OPM Credits. We recognized OPM credits of $3 million ($2 million or $0.05 diluted earnings per share, net of tax) as a result of 1996 and 1997 Oklahoma HMO premiums received.

6.  Commitments and Contingencies

Provider Instability and Insolvency. Provider reserves include write-offs of certain uncollectable receivables from our providers and the estimated cost of unpaid health care claims normally covered by our capitation payments. Depending on state laws, we may be held liable for unpaid health care claims

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2000
(unaudited)

that were contractually the responsibility of the capitated provider. The balance of our provider insolvency reserves included in medical claims and benefit payable was $35 million at March 31, 2000 and $46 million at December 31, 1999. The net decrease in provider insolvency reserves was a result of payments.

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

The California Department of Corporations (“DOC”) entered into a settlement with Alabama-based Caremark Rx, Inc. (formerly MedPartners, Inc. “Caremark”) regarding its California subsidiary, MedPartners Network (“MPN”). MPN was a provider organization licensed by the DOC that arranged health care services for HMO members through arrangements between HMOs and health care providers, such as hospitals and physician groups. MPN was one of our significant provider networks in California. In March 1999, California regulators seized MPN and appointed a conservator to oversee MPN. The conservator placed MPN in bankruptcy. In June 1999, the State of California, the DOC, MPN and Caremark entered into an Operations and Settlement Agreement to ensure continuing patient care and to resolve certain claims by and against MPN and Caremark. Under this agreement, Caremark agreed to fund MPN’s liabilities to its contracted and non-contracted providers in California. As part of the agreement, effective June 1, 1999, we agreed to assume financial responsibility for institutional services that were previously the responsibility of MPN. The agreement required the institutional providers to offer the same terms to us as MPN had through the earlier of the termination of the provider’s contract or December 31, 1999. In addition, we have agreed to participate in the agreement, which requires us to waive or subordinate certain claims against MPN in exchange for waivers of claims against us in connection with services provided by MPN or its affiliates in California. We along with other HMOs will make a loan in the amount of approximately $12 million to KPC Medical Management, Inc., a purchaser of some of the MPN practices, and Chuadhuri Medical Corporation, an affiliate of KPC Medical Management, Inc. Approximately $3 million of the loan will be contributed by us. The principal and interest of the loan to the KPC entities are guaranteed by Caremark. MPN has ceased doing business and all of MPN’s affiliated medical groups in California have been sold.

OPM. Our HMO subsidiaries have commercial contracts with OPM to provide managed health care services to federal employees, annuitants and their dependents under the Federal Employee Health Benefits Plan (“FEHBP”). Rather than negotiating rates with HMOs, OPM requires HMOs to provide the FEHBP with rates comparable to the rates charged to the two employer groups with enrollment closest in size to the FEHBP in the applicable state after adjusting for differences in benefits, enrollment demographics, and coordination of costs with Medicare. OPM further requires that every HMO certify each year that its rates meet these requirements. Approximately every three to five years, OPM’s Office of Inspector General (“OIG”) audits each HMO to verify that the premiums charged are calculated and charged in compliance with these rating regulations and guidelines. Each audit encompasses a period of up to six years. Following the government’s initial on-site audit, OPM will provide the HMO with a post-audit briefing indicating its preliminary results. Because these are actuarial calculations, interpretations of the rating regulations and audit findings often raise complex issues. The final resolution and settlement of audits have historically taken more than three years and as many as seven years.

During the audit process, OPM may refer its findings to the United States Department of Justice (“DOJ”) if it believes that the health plan knowingly overcharged the government or otherwise submitted

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2000
(unaudited)

false documentation or certifications in violation of the False Claims Act. Under the False Claims Act, an action can be considered knowingly committed if the government contractor acted with actual knowledge, or with reckless disregard or deliberate ignorance of the government’s rules and regulations. If the government were to win a False Claims Act lawsuit against an HMO, the government could obtain trebled damages, a civil penalty of not less than $5,000 nor more than $10,000 for each separate alleged false claim, and the government could permanently disqualify the HMO from participating in all federal government programs.

Prior to our acquisition of FHP International Corporation (“FHP”), the former FHP HMO subsidiary, TakeCare of California, was audited by the OIG auditors. The OIG issued a draft audit report in September 1996 alleging that TakeCare overcharged the FEHBP by approximately $24 million including lost investment income. TakeCare responded to this draft audit in January 1997, questioning many of the auditors’ calculations and assumptions. When we purchased FHP in February 1997, we were aware of the government’s claims, and we reserved for potential liabilities in accordance with our accounting policies. In August 1999, we were notified that the auditors had referred certain allegations to the DOJ for review of potential claims under the False Claims Act. We are negotiating with the DOJ to resolve all outstanding issues relating to the TakeCare of California audit amicably. We do not agree with the auditors’ interpretations of the applicable rules and guidelines or their method of calculating rates for the applicable period, and we do not believe there is any evidence that TakeCare of California ever engaged in any action that would violate the False Claims Act.

In July 1999, we received a request from the OIG requesting documentation regarding all of the contracts between OPM and any of the HMOs owned by FHP that related to the contract years 1990 through 1997. The majority of these contract years have already been audited, but are not yet settled. We have complied with this request.

OPM has conducted an audit of our Oregon HMO subsidiary for the years 1991 through 1996. We have been notified that the auditors had referred certain allegations to the DOJ for review of potential claims under the False Claims Act. We intend to negotiate with the DOJ to resolve any potential claims amicably.

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

Legal Proceedings. On November 2, 1999, Jose Cruz filed a purported class action complaint against PacifiCare, our California subsidiary and FHP in San Francisco Superior Court. On November 9, 1999, Cruz filed a first amended class action complaint that omitted FHP as a defendant. The amended complaint relates to the period from November 2, 1995 to the present and purports to be filed on behalf of all enrollees in our health care plans other than Medicare and Medicaid enrollees. The amended complaint alleges that we have engaged in unfair business acts in violation of California law, engaged in false, deceptive and misleading advertising in violation of California law and violated the California Consumer

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2000
(unaudited)

Legal Remedies Act. It also alleges that we have received unjust payments as a result of our conduct. The amended complaint seeks injunctive and declaratory relief, an order requiring the defendants to inform and warn all California consumers regarding our financial compensation programs, unspecified monetary damages for restitution of premiums and disgorgement of improper profits, attorneys’ fees and interest. On December 2, 1999, we removed the action to the United States District Court for the Northern District of California on the grounds that the amended complaint was completely preempted by the Employee Retirement Income Security Act of 1974 or ERISA. We also moved to compel arbitration. The plaintiff sought to have the case returned to state court. The court held a hearing on these motions in February 2000 and has not ruled on the motions. We deny all material allegations in the amended complaint and intend to defend the action vigorously.

On November 22, 1999, Debbie Hitsman filed a purported class action complaint against PacifiCare in the United States District Court for the Southern District of Mississippi, Hattiesburg Division. The complaint relates to the period from November 22, 1995 to the present and purports to be on behalf of all enrollees in our health care plans other than Medicare and Medicaid enrollees. The complaint alleges causes of action for violations of the Racketeer-Influenced and Corrupt Organizations Act and ERISA. The complaint seeks an unspecified amount of compensatory and treble damages, injunctive and restitutionary relief, attorneys’ fees, the imposition of a constructive trust and interest. On January 13, 2000, we filed a motion to compel arbitration and a motion to dismiss or, in the alternative, to transfer the case for lack of personal jurisdiction and improper venue. The court has not ruled on these motions. We deny all material allegations and intend to defend the action vigorously.

In 1997, Tim Brady and other individuals filed a class action suit against PacifiCare, several PacifiCare officers and several former officers of FHP in the United States District Court for the Central District of California. In addition, in 1997, Brady and other individuals filed a class action suit against PacifiCare and several PacifiCare officers and several former officers of FHP in the Orange County Superior Court. Finally, in 1997, William Madruga and another individual filed a class action suit against PacifiCare and several of its directors and officers in the United States District Court for the Central District of California. Each of the complaints related to the period from the date of proxy statement for the FHP acquisition through our November 1997 announcement that earnings for the fourth quarter of 1997 would be lower than expected. These complaints primarily alleged that we previously omitted and/ or misrepresented material facts with respect to our costs, earnings and profits. The trial courts dismissed the Brady cases, brought on behalf of former FHP shareholders, but the cases are now on appeal. On May 2, 2000, the Madruga case was dismissed in part without permission to amend and in part with permission to amend the complaint. The claims dismissed without permission to amend relate to specific statements we made in press releases, analyst conference calls and our annual report that the plaintiffs alleged were misleading. We do not know whether the plaintiffs will appeal this order. We deny all material allegations and intend to defend the actions vigorously.

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

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2000
(unaudited)

7.  Earnings Per Share

We calculated the denominators for the computation of basic and diluted earnings per share as follows:

	Three Months Ended
	March 31,

	2000	1999

	(amounts in
	thousands)

Shares outstanding at the beginning of the period	37,252	45,616

Weighted average number of shares issued:

Treasury stock acquired, net of shares issued	(752)	—

Stock options exercised	5	16

Denominator for basic earnings per share	36,505	45,632

Employee stock options and other dilutive potential common shares(1)	97	298

Denominator for diluted earnings per share	36,602	45,930

(1)  Certain options to purchase common stock were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock for the periods presented. For the three months ended March 31, 2000, these weighted options outstanding totaled 6.2 million, with exercise prices ranging from $48.85 to $114.00 per share. For the three months ended March 31, 1999, these weighted options outstanding totaled 4.0 million with exercise prices ranging from $72.88 to $114.00 per share.

8.  Comprehensive Income

Comprehensive income represents our net income plus changes in equity, other than those changes resulting from investments by, and distributions to our stockholders. Such changes include unrealized gains or losses on our available-for-sale securities. Our comprehensive income totaled $78 million for the three months ended March 31, 2000 and $68 million for the three months ended March 31, 1999.

9.  Future Application of Accounting Standards

Stock-Based Compensation. In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” The Interpretation provides guidance on certain implementation issues related to Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” The Interpretation is effective July 1, 2000 and is not expected to have a material impact to our consolidated financial position or results of operations.

Derivatives. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This standard requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at their fair value. The manner in which companies record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective for our consolidated financial statements beginning January 1, 2001, although early adoption is permitted. We believe that the adoption of this statement will not have a material impact to our consolidated financial position or results of operations.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview. PacifiCare sells HMO and HMO-related products primarily to members in two groups: the Secure Horizons program for Medicare beneficiaries and the commercial programs for members of employer groups and individuals. Our specialty managed care HMOs and HMO-related products and services supplement our Secure Horizons and commercial programs. These include pharmacy benefit management, life and health insurance, behavioral health services, dental and vision services and Medicare+Choice management services.

Events significant to our business in 2000 include the following:

•	On February 1, 2000, we completed our acquisition of Harris Methodist Texas Health Plan, Inc. and Harris Methodist Health Insurance Company Inc. (collectively “Harris”), a health plan and insurance company in Texas with approximately 250,000 commercial and 50,000 Medicare members. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

•	During the first quarter, we assumed approximately 20,000 members in Colorado and 22,000 members in Washington as a result of transition agreements signed with QualMed Washington Health Plans, Inc. and with QualMed Plans for Health of Colorado (collectively “QualMed”), each a subsidiary of Foundation Health Systems, Inc. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

•	During the first quarter, we recognized net pretax charges for impairment, disposition, restructuring and other charges primarily related to the January 2000 work force reduction. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

2000 Compared With 1999

Membership. Total membership increased 12 percent to approximately 4 million members at March 31, 2000 from approximately 3.6 million members at March 31, 1999.

	At March 31, 2000			At March 31, 1999

Membership Data	Medicare	Commercial	Total	Medicare	Commercial	Total

Arizona	96,500	109,100	205,600	83,300	103,500	186,800

California	576,100	1,815,000	2,391,100	611,200	1,657,000	2,268,200

Colorado	77,600	312,300	389,900	65,400	292,700	358,100

Guam	—	52,400	52,400	—	41,500	41,500

Nevada	30,400	31,800	62,200	22,300	40,200	62,500

Ohio	6,300	47,800	54,100	18,900	43,900	62,800

Oklahoma	29,800	83,600	113,400	27,300	87,600	114,900

Oregon	33,300	106,600	139,900	38,500	114,000	152,500

Texas	109,300	328,100	437,400	60,700	134,500	195,200

Washington	61,600	97,700	159,300	64,000	78,800	142,800

Total membership(1)	1,020,900	2,984,400	4,005,300	991,600	2,593,700	3,585,300

(1)  In addition to our Medicare and commercial members, we also had approximately 50,000 preferred provider organization (“PPO”) and indemnity product members and approximately 50,000 employer self-funded members at March 31, 2000.

Medicare membership increased approximately three percent at March 31, 2000 compared to the same period in the prior year due to:

•	Membership increases in Texas due to the addition of 43,000 Harris members; and

•	Competitor exits in markets where Secure Horizons will remain, primarily in Arizona, Colorado and Nevada; partially offset by

•	Membership decreases primarily in California due to disenrollment resulting from reduced benefits, increased copayments and instituted or increased member-paid supplemental premiums in certain markets; and

•	Slight membership decreases as a result of our planned county exits in Ohio, Washington, California and Oregon.

Commercial membership increased approximately 15 percent at March 31, 2000 compared to the same period in the prior year due to:

•	Membership increases in Texas due to the addition of 202,000 Harris members;

•	Growth in California primarily due to marketing efforts to retain membership and the renewal of major employer accounts; and

•	Membership increases of approximately 20,000 in Colorado and 22,000 in Washington as a result of membership transitions from QualMed.

Medicare Premiums. Medicare premiums increased nine percent or $135 million for the three months ended March 31, 2000 compared to the same period in the prior year as follows:

Three Months Ended
March 31, 2000

(amounts in millions)

Premium rate increases that averaged approximately seven percent	$104

The inclusion of two months of results in the first quarter 2000 from the Harris acquisition	40

Net membership losses, primarily in California	(9)

Increase over prior year	$135

Commercial Premiums. Commercial premiums increased 22 percent or $210 million for the three months ended March 31, 2000 compared to the same period in the prior year as follows:

Three Months Ended
March 31, 2000

(amounts in millions)

Premium rate increases that averaged approximately eight percent	$79

The inclusion of two months of results in the first quarter 2000 from the Harris acquisition	69

Net membership increases, primarily in California	62

Increase over prior year	$210

Other Income. Other income increased approximately 18 percent or $5 million for the three months ended March 31, 2000 compared to the same period in the prior year. The increase was primarily due to increased mail-service revenues, including mail-service revenues from Harris. Mail-service revenues are generated by our pharmacy benefit management company, where we, rather than network retail pharmacies, collect the member copayments.

Consolidated Medical Care Ratio. The consolidated medical care ratio (health care services as a percentage of premium revenue) increased slightly for the three months ended March 31, 2000 as compared to the same period in the prior year.

	Three Months
	Ended
	March 31

	2000	1999

Medical care ratio:

Consolidated	85.1%	84.8%

Medicare	87.4%	87.0%

Commercial	82.0%	81.5%

Health care costs for the three months ended March 31, 2000 were reduced by $9 million ($5 million or $0.14 diluted earnings per share, net of tax), of which $6 million related to our commercial product line. This reduction was a result of our favorable resolution of prior-period estimates relating to a provider contract. Excluding the effects of these favorable changes in estimates, the medical care ratios were as follows:

	Three Months
	Ended
	March 31

	2000	1999

Medical care ratio excluding the provider credit:

Consolidated	85.4%	84.8%

Medicare	87.6%	87.0%

Commercial	82.5%	81.5%

Medicare Medical Care Ratio. The Medicare medical care ratio increased for the three months ended March 31, 2000 compared to the same period in the prior year due to:

•	Higher hospital utilization; partially offset by

•	Premium rate increases; and

•	Favorable changes in prior-period estimates related to a provider contract.

Commercial Medical Care Ratio. The commercial medical care ratio includes the specialty HMOs and indemnity insurance results. The commercial medical care ratio for the three months ended March 31, 2000 increased as compared to the same period in the prior year due to:

•	Higher contracted physician costs; and

•	Higher prescription drug costs; partially offset by

•	Premium rate increases; and

•	Favorable changes in prior-period estimates related to a provider contract.

Marketing, General and Administrative Expenses. For the three months ended March 31, 2000, marketing, general and administrative expenses as a percentage of operating revenue was comparable to the same period in the prior year.

	Three Months
	Ended
	March 31

	2000	1999

Marketing, general and administrative expenses as a percentage of operating revenue	10.7%	10.7%

Impairment, Disposition, Restructuring, Office of Personnel Management (“OPM”) and Other Charges (Credits). During the first quarter, we recognized net pretax charges of $3 million. We recognized a $9 million ($5 million or $0.14 diluted loss per share, net of tax) restructuring charge during the first quarter. In January 2000, we announced plans to strengthen our operations through productivity enhancements and technology improvements to further our competitive advantages and growth opportunities. The restructuring charge included severance and related employee benefits. Of the approximately 270 employees being terminated by December 31, 2000, the majority of these positions are in the sales & marketing and human resources departments where the corporate and regional functions will be centralized and consolidated. As of March 31, 2000, we paid approximately $1 million to 100 terminated employees. Approximately $7 million of the restructuring charge will be paid by the end of 2000, and the remaining balance will be paid in 2001. Cash flows from operations are expected to fund the restructuring charge. We expect net annual marketing, general and administrative salary savings of approximately $12 million from the centralization and consolidation of corporate and regional functions.

We recognized other credits for changes in estimates of $3 million ($2 million or $0.05 diluted earnings per share, net of tax). We have successfully settled certain contingencies related to acquisitions and dispositions in 1997 and 1998 including pending and threatened litigation, as well as indemnifications made to the buyers of sold subsidiaries. We recognized OPM credits of $3 million ($2 million or $0.05 diluted earnings per share, net of tax) as a result of 1996 and 1997 Oklahoma HMO premiums received. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

Operating Income. Operating income as a percentage of operating revenue was 4.4 percent for the three months ended March 31, 2000 and was 4.7 percent for the three months ended March 31, 1999. Factors contributing to the changes are discussed above and are detailed in earnings per share below.

Net Investment Income. Net investment income increased approximately 24 percent for the three months ended March 31, 2000 compared to the same period in the prior year due to the following:

•	Higher average invested balances; and

•	Increases in short- and long-term interest rates.

Interest Expense. Interest expense increased significantly for the three months ended March 31, 2000 compared to the same period in the prior year due to:

•	Increased borrowings on our credit facility to fund our share repurchase program;

•	Higher short-term interest rates; and

•	Higher interest margin rate as a result of the reduction in our credit rating by the credit rating agencies combined with a higher interest fee structure in the credit facility amendment.

Provision for Income Taxes. The effective income tax rate was 41.8 percent for the three months ended March 31, 2000 compared with 41.4 percent for the three months ended March 31, 1999. The rate increased primarily due to decreases in tax-exempt earnings.

Diluted Earnings Per Share. For the three months ended March 31, 2000, net income was $75 million or $2.04 diluted earnings per share compared to net income of $74 million or $1.61 diluted earnings per share for the same period in the prior year. Components of the increase in diluted earnings per share from the prior period were as follows:

Diluted earnings per share — March 31, 1999.	$1.61

Change attributable to operations:

Medicare gross margin performance	0.12

Commercial gross margin performance	0.42

Other income performance	0.08

Marketing, general and administrative expenses	(0.59)

Amortization of goodwill and intangible assets	(0.02)

Total change attributable to operations	0.01

Net investment income and interest expense	(0.08)

Income tax rate increase	(0.01)

Accretive impact of treasury stock purchases	0.41

Diluted earnings per share before provider credit and impairment, disposition, restructuring, OPM and other charges	1.94

Provider credit	0.14

Impairment, disposition, restructuring, OPM and other charges	(0.04)

Diluted earnings per share — March 31, 2000.	$2.04

Liquidity and Capital Resources

Operating Cash Flows. Our consolidated cash, equivalents and marketable securities increased to $1.9 billion at March 31, 2000 from $1.8 billion at December 31, 1999. The combined increase in cash, equivalents and marketable securities was primarily related to current year earnings that were invested and additional cash, including the prepaid April 2000 Health Care Financing Administration (“HCFA”) payment, resulting from the Harris acquisition.

Cash flows from operations, excluding the impact of deferred revenue, were $113 million at March 31, 2000 and $90 million at March 31, 1999. The increase was primarily attributable to lower income tax payments.

Investing Activities. For the three months ended March 31, 2000, our investing activities provided $18 million in cash. This compared to $48 million used during the three months ended March 31, 1999. We sold more securities in the first quarter of 2000 to provide cash to fund the Harris acquisition and share repurchases resulting in the majority of the change from the prior year.

Financing Activities. For the three months ended March 31, 2000, we used $97 million of cash for financing activities compared to $72 million used for the same period in the prior year. The changes were as follows:

•	We repurchased 2.1 million shares of our common stock in 2000 for $94 million under our stock repurchase program. No shares were repurchased during the same period in 1999; and

•	We paid a net $3 million on our long-term debt, including net credit facility payments of $5 million, during the first three months of 2000 compared to $75 million for the same period in 1999.

Other Balance Sheet Change Explanations

Receivables, Net. Receivables, net increased $104 million from December 31, 1999 as follows:

•	$38 million increase in premium receivables;

•	$33 million increase in provider receivables;

•	$18 million increase attributable to the Harris acquisition; and

•	$15 million increase in other trade receivables.

Premium receivables increased in the first quarter due to open enrollment, membership increases including acquired membership and premium rate increases for existing and new members. Open enrollment increases are typical in the first quarter as membership information is gathered and reconciled. Our consolidated membership increased nine percent over December 31, 1999 primarily as a result of the Harris acquisition, growth in California and the membership transitions from QualMed. Finally, we successfully implemented premium rate increases for both the commercial and Medicare markets.

Provider receivables increased as a result of our higher proportion of shared-risk hospital contracts. In shared-risk contracts, we share the risk of certain health care costs not covered by capitation arrangements and recognize receivables for our portion of health care costs above the budgeted percentage as specified in the contract. We also had provider receivable increases due to capitation advances paid to certain providers. These capitation advances will be recovered through subsequent capitation withhold adjustments.

Other trade receivables increased in the first quarter primarily due to higher rebate receivables as a result of additional Harris membership and higher prescription drug utilization.

Goodwill and Intangible Assets, Net. Goodwill and intangible assets increased $69 million from 1999 as follows:

•	$81 million increase attributable to the Harris acquisition; and

•	$8 million increase attributable to membership assumptions in Colorado and Washington; partially offset by

•	$20 million decrease attributable to goodwill and intangible amortization expense.

Medical Claims and Benefits Payable. Medical claims and benefits payable increased $168 million from December 31, 1999 as follows:

•	$97 million increase attributable to the Harris acquisition, including $22 million in loss contract reserves to be amortized through the fourth quarter of 2001;

•	$54 million increase in claims incurred but not yet reported for increased membership and utilization under shared-risk hospital arrangements. Under shared-risk arrangements, claims are payable once incurred. This results in a payable for claims incurred but not yet paid, as well as an estimate of claims incurred but not yet reported to PacifiCare; and

•	$13 million increase in capitation liabilities primarily due to premium increases from open enrollment and membership retroactivity; partially offset by

•	$4 million net increase in other provider liabilities.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities increased $35 million from December 31, 1999 primarily due to the timing of payment of the current year income tax provision.

Material Commitments. See Note 4 of the Notes to Condensed Consolidated Financial Statements for a discussion of our agreement to purchase shares of our common stock held by UniHealth Foundation.

New Accounting Pronouncements. See Note 9 of the Notes to Condensed Consolidated Financial Statements for a discussion of future application of accounting standards.

Three Months Ended March 31, 2000 Compared With Three Months Ended December 31, 1999

The following presents our results of operations for the three months ended March 31, 2000 in comparison to the results of operations for the three months ended December 31, 1999. We are presenting this information to assist in the understanding of our discussions about our operating trends. This includes our outlook on future performance and the risks affecting our future performance discussed below in Forward Looking Information under the Private Securities Litigation Act of 1995.

Membership. Total membership increased approximately nine percent at March 31, 2000 from December 31, 1999.

	At March 31, 2000			At December 31, 1999

Membership Data	Medicare	Commercial	Total	Medicare	Commercial	Total

Arizona	96,500	109,100	205,600	89,300	105,000	194,300

California	576,100	1,815,000	2,391,100	608,100	1,720,000	2,328,100

Colorado	77,600	312,300	389,900	78,200	318,300	396,500

Guam	—	52,400	52,400	—	41,500	41,500

Nevada	30,400	31,800	62,200	28,500	35,100	63,600

Ohio	6,300	47,800	54,100	16,500	42,700	59,200

Oklahoma	29,800	83,600	113,400	29,000	84,300	113,300

Oregon	33,300	106,600	139,900	36,500	109,000	145,500

Texas	109,300	328,100	437,400	64,100	112,600	176,700

Washington	61,600	97,700	159,300	64,400	74,900	139,300

Total membership(1)	1,020,900	2,984,400	4,005,300	1,014,600	2,643,400	3,658,000

(1)  In addition to our Medicare and commercial members, we also had approximately 50,000 PPO and indemnity product members and approximately 50,000 employer self-funded members at March 31, 2000.

Medicare membership increased slightly at March 31, 2000 from December 31, 1999 due to the addition of 43,000 Harris members, partially offset by membership decreases in California.

Commercial membership increased approximately 13 percent at March 31, 2000 from December 31, 1999 primarily due to the addition of 202,000 Harris members, growth in California and the membership transitions from QualMed in Colorado and Washington.

Medicare Premiums. Medicare premiums increased approximately five percent or $75 million for the three months ended March 31, 2000 compared to premiums for the three months ended December 31, 1999 as follows:

Three Months Ended
March 31, 2000

(amounts in millions)

Premium rate increases that averaged approximately six percent	$81

The inclusion of two months of results in the first quarter 2000 from the Harris acquisition	40

Net membership losses, primarily in California	(46)

Increase over prior year	$75

Commercial Premiums. Commercial premiums increased approximately 16 percent or $161 million for the three months ended March 31, 2000 compared to premiums for the three months ended December 31, 1999 as follows:

Three Months Ended
March 31, 2000

(amounts in millions)

The inclusion of two months of results in the first quarter 2000 from the Harris acquisition	$69

Premium rate increases that averaged approximately five percent	48

Net membership increases, primarily in California	44

Increase over prior year	$161

Other Income. Other income increased approximately six percent for the three months ended March 31, 2000 compared to the three months ended December 31, 1999. The increase was primarily due to increased mail-service revenues, including mail-service revenues from Harris. Mail-service revenues are generated by our pharmacy benefit management company, where we, rather than network retail pharmacies, collect the member copayments.

Consolidated Medical Care Ratio. The consolidated medical care ratio increased for the three months ended March 31, 2000 compared to the consolidated medical care ratio for the three months ended December 31, 1999.

	Three Months Ended	Three Months Ended
	March 31, 2000	December 31, 1999

Medical care ratio:

Consolidated	85.1%	84.7%

Medicare	87.4%	85.9%

Commercial	82.0%	82.8%

Health care costs for the three months ended March 31, 2000 were reduced by $9 million ($5 million or $0.14 diluted earnings per share, net of tax), of which $6 million related to our commercial product line. This reduction was a result of our favorable resolution of prior-period estimates relating to a provider contract. Excluding the effects of these favorable changes in estimates, the medical care ratios were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2000	December 31, 1999

Medical care ratio excluding the provider credit:

Consolidated	85.4%	84.7%

Medicare	87.6%	85.9%

Commercial	82.5%	82.8%

Medicare Medical Care Ratio. The Medicare medical care ratio increased for the three months ended March 31, 2000 compared to the three months ended December 31, 1999 due to:

•	Increased utilization related to seasonal influenza; and

•	Higher contracted physician costs; partially offset by

•	Premium rate increases; and

•	Favorable changes in prior-period estimates related to a provider contract.

Commercial Medical Care Ratio. The commercial medical care ratio includes the specialty HMOs and indemnity insurance results. The commercial medical care ratio for the three months ended March 31, 2000 decreased compared to the three months ended December 31, 1999 due to:

•	Premium rate increases; and

•	Favorable changes in prior-period estimates related to a provider contract; partially offset by

•	Higher contracted physician costs; and

•	Higher prescription drug costs.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses as a percentage of operating revenue was 10.7 percent for the three months ended March 31, 2000 compared to 11.6 percent for the three months ended December 31, 1999. This decrease was due to lower open enrollment, marketing and consulting costs in the first quarter of 2000 compared to the fourth quarter of 1999.

Impairment, Disposition, Restructuring, Office of Personnel Management and Other Charges (Credits). During the first quarter, we recognized net pretax charges of $3 million. We recognized a $9 million ($5 million or $0.14 diluted loss per share, net of tax) restructuring charge during the first quarter. In January 2000, we announced plans to strengthen our operations through productivity enhancements and technology improvements to further our competitive advantages and growth opportunities. The restructuring charge included severance and related employee benefits. Of the approximately 270 employees being terminated by December 31, 2000, the majority of these positions are in the sales & marketing and human resources departments where the corporate and regional functions will be centralized and consolidated. As of March 31, 2000, we paid approximately $1 million to 100 terminated employees. Approximately $7 million of the restructuring charge will be paid by the end of 2000, and the remaining balance will be paid in 2001. Cash flows from operations are expected to fund the restructuring charge. We expect net annual marketing, general and administrative salary savings of approximately $12 million from the centralization and consolidation of corporate and regional functions.

We recognized other credits for changes in estimates of $3 million ($2 million or $0.05 diluted earnings per share, net of tax). We have successfully settled certain contingencies related to acquisitions and dispositions in 1997 and 1998 including pending and threatened litigation, as well as indemnifications made to the buyers of sold subsidiaries. We recognized OPM credits of $3 million ($2 million or $0.05 diluted earnings per share, net of tax) as a result of 1996 and 1997 Oklahoma HMO premiums received. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

Operating Income. Operating income as a percentage of operating revenue was 4.4 percent for the three months ended March 31, 2000 and was 4.1 percent for the three months ended December 31, 1999. The sequential changes are discussed above and are detailed in earnings per share below.

Net Investment Income. Net investment income increased approximately eight percent for the three months ended March 31, 2000 compared to the three months ended December 31, 1999. The increase was primarily due to higher overall invested balances and a slight increase in short- and long-term interest rates over the previous quarter.

Interest Expense. Interest expense increased approximately 50 percent for the three months ended March 31, 2000 compared to the three months ended December 31, 1999 due to higher average balances outstanding on our credit facility. In addition, the reduction in our credit rating by the credit rating agencies combined with a higher interest fee structure in the credit facility amendment resulted in higher overall rates.

Provision for Income Taxes. The effective income tax rate was 41.8 percent for the three months ended March 31, 2000 compared with 42.1 percent for the three months ended December 31, 1999. The sequential decrease was primarily due to lower nondeductible goodwill.

Diluted Earnings Per Share. For the three months ended March 31, 2000, net income was $75 million or $2.04 diluted earnings per share compared to net income of $66 million or $1.59 diluted earnings per share for the three months ended December 31, 1999. Components of the change were as follows:

Diluted earnings per share — December 31, 1999.	$1.59

Change attributable to operations:

Medicare gross margin performance	(0.26)

Commercial gross margin performance	0.48

Other income performance	0.03

Marketing, general and administrative expenses	(0.05)

Total change attributable to operations	0.20

Net investment income and interest expense	(0.08)

Income tax rate decrease	0.01

Accretive impact of treasury stock purchases	0.22

Diluted earnings per share before provider credit and impairment, disposition, restructuring, OPM and other charges	1.94

Provider credit	0.14

Impairment, disposition, restructuring, OPM and other charges	(0.04)

Diluted earnings per share — March 31, 2000.	$2.04

Forward Looking Information Under the Private Securities Litigation Act Of 1995

This document contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, “may,” “will,” “could,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potentially,” “continue,” or “opportunity” or the negative of these terms or other comparable terminology. The statements about our plans, strategies, intentions, expectations and prospects contained throughout the document are forward-looking and are based on current expectations. Actual results may differ materially from those predicted as of the date of this report in the forward-looking statements. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends. In evaluating these statements, you should specifically consider factors, including the risks described below and in other parts of this annual report.

The expectations discussed below include QualMed membership assumed during the first quarter of 2000 and the February 1, 2000 acquisition of Harris. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

Membership. We expect Medicare membership for the second quarter of 2000 to remain comparable to the first quarter. For the year ended December 31, 2000, we expect Medicare membership to increase up to three percent in comparison to December 31, 1999. The increase is primarily due to the Harris acquisition. We will also continue to focus our marketing efforts on group retiree members and growing membership as our competitors exit markets where Secure Horizons will remain. These increases will be partially offset by membership decreases as a result of reducing benefits, increasing copayments and instituting or increasing member-paid supplemental premiums in certain markets.

We expect commercial membership for the second quarter of 2000 to remain comparable to the first quarter. For the year ended December 31, 2000, we expect commercial membership growth to range from 13 percent to 15 percent in comparison to December 31, 1999. The majority of the growth will be a result of the Harris acquisition. We also assumed approximately 20,000 members in Colorado and approximately 22,000 members in Washington during the first quarter of 2000 as a result of the agreements signed with QualMed. In addition, expect growth in California, where we plan to focus our marketing efforts on membership retention and renewal of national and major employer accounts.

Premiums. We expect Medicare premium revenue for the second quarter of 2000 to be comparable to the first quarter premium revenue of $1.6 billion. HCFA premium rate increases combined with supplemental member premiums are expected to be approximately three percent to five percent in 2000. We are expecting Medicare premium revenue to increase approximately seven percent in 2000.

We expect our commercial premium revenue for the second quarter of 2000 to be comparable to the first quarter premium revenue of $1.2 billion. Commercial HMO premium rate increases are expected to range from seven percent to nine percent in 2000. We expect our commercial premium revenue to increase 22 percent to 26 percent as a result of these rate increases combined with our expected commercial membership growth. In addition, in the second half of the year we plan to implement higher premium rate increases in California to cover the cost of new mental health coverage mandated under state and federal laws.

Membership and Premium Risk Factors. An unforeseen loss of profitable membership or a change in premium expectations could negatively affect our financial position, results of operations and cash flows. Factors that could contribute to the loss of membership or lower premiums include:

•	The inability of our marketing and sales plans to attract new customers or retain existing customers;

•	The effect of premium increases, benefit changes and member-paid supplemental premiums and copayments;

•	Our exit from certain markets;

•	Reductions in work force by existing customers;

•	Negative publicity and news coverage or threats of litigation;

•	Our failure to successfully complete and/or integrate contemplated acquisitions; and

•	The loss of our key employees in sales and marketing.

Other Income. For the year ended December 31, 2000, we expect other income to increase approximately 25 percent to 30 percent over the $119 million reported for the year 1999. The growth is primarily related to increased pharmacy mail-service revenues.

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

Since the end of 1998, our hospital providers have increasingly not wanted to renew capitated hospital contracts and have requested fee-for-service and shared-risk arrangements. As a result of this trend, the percentage of consolidated members under capitated arrangements for hospital contracts decreased from 85 percent at the end of 1998 to nearly 80 percent at the end of 1999. We expect the percentage of capitated hospital contracts to continue to decrease in 2000 to between 70 percent and 75 percent, particularly in markets where providers face less competition. We expect to increase the capitation rates we pay some of our medical and hospital providers to improve the network stability of our capitated providers. To offset these increases, we have reduced benefits, increased copayments and instituted or increased member-paid supplemental premiums in certain markets for our Secure Horizons members. In addition, we will continue to make investments in medical management throughout 2000 to improve the performance of our provider contracts. Members in contracts that are capitated for professional risk were approximately 90 percent to 95 percent at December 31, 1999 and are not expected to change in 2000.

We work closely with our provider partners to ensure the strength and quality of our network. Under fee-for-service contracts, we have no insolvency risk; however, we do have increased utilization risk. Under our capitated arrangements, we face the risk of a provider becoming insolvent. To minimize our insolvency risk, we have developed contingency plans that include shifting members to other providers and reviewing operational and financial plans to increase financial stability. We believe our March 31, 2000 provider insolvency reserves, intended to pay for March 31, 2000 and prior health care services that may not be paid by insolvent or unstable providers, are adequate.

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

Formularies are lists of physician-recommended drugs in different therapeutic classes that have been reviewed for safety, efficacy and value. These lists help ensure that members get the right prescription at the right time in the right dose, avoiding potential adverse effects. Formularies also ensure that the costs are effectively managed; if two medications have the same effect, the less expensive option is recommended. Medically necessary drugs not included in the formulary can be obtained through our authorization process. We continue to conduct member and physician education programs to provide information on the appropriate use of generic drugs, over the counter drugs and antibiotics. Many of our medical groups share the financial risk for prescription drugs to find the most effective and cost-efficient treatments for our members. Prescription drug benefit changes for Secure Horizons members have been implemented in almost all our geographic areas for 2000 as a way of controlling this health care cost component.

Consolidated Medical Care Ratio. Our strategy is to manage premium increases sufficient to offset health care cost increases, to maintain long-term stability in our medical care ratio. We expect our consolidated medical care ratio for the second quarter of 2000 and for the year to remain comparable to the 85.4 percent reported for the first quarter, excluding the provider credit.

Medicare Medical Care Ratio. We expect the Medicare medical care ratio for the second quarter of 2000 to remain comparable or slightly increase compared to the first quarter, excluding the provider credit. We expect higher claims under shared-risk arrangements to cause this slight increase. As we increase our hospital utilization management, we are expecting the Medicare medical care ratio for the year ended December 31, 2000 to remain comparable to the 87.6 percent reported for the first quarter, excluding the provider credit.

Commercial Medical Care Ratio. The commercial medical care ratio for the second quarter of 2000 and for the year is expected to remain comparable to the 82.5 percent reported for the first quarter, excluding the provider credit.

Medical Care Ratio Risk Factors. An increase in our consolidated medical care ratio could have an adverse effect on our profitability. Uncertainties that could have a negative impact on our medical care ratio include:

•	The mix of our capitated, shared-risk and fee-for-service provider contracts;

•	Medical and prescription drug costs that rise faster than premium increases;

•	Increases in utilization and costs of medical and hospital services;

•	Our inability to successfully implement our new medical management initiatives including hospital utilization management initiatives;

•	The effect of federal and/or state legislation on our ability to secure cost-effective contracts with providers;

•	The effect of actions by competitors;

•	Termination of provider contracts, provider instability or renegotiations of such contracts at less favorable rates or terms of payment; and

•	Legislation that gives physicians collective bargaining power.

We have and may continue to incur additional health care costs. The effect of these risks and the need for additional provider reserves could have a material effect on our results of operations or cash flows of a future period. We believe, however, that such reserves would not materially affect our consolidated financial position.

Marketing, General and Administrative Expenses. For the second quarter of 2000, we expect marketing, general and administrative expenses as a percentage of operating revenue to increase slightly compared to the 10.7 percent reported for the first quarter. The majority of our Harris acquisition integration costs will be incurred in the second quarter, with full systems conversion anticipated by the end of the third quarter. For the year ending December 31, 2000, we expect our marketing, general and administrative expenses ratio to be comparable to or slightly less than the 11.1 percent reported for 1999. Additional efficiencies are planned for 2000 but will be partially offset by continued investments in our medical management and e-commerce initiatives.

Marketing, General and Administrative Risk Factors. The following factors could have an adverse impact on marketing, general and administrative expenses:

•	Our compliance with the Health Insurance Portability and Accountability Act of 1996;

•	Our need for additional advertising, marketing, administrative or management information systems expenditures;

•	The success of our marketing and sales plans to attract new customers;

•	Our need for increased claims administration for capitated providers;

•	Our need for additional unanticipated investments in medical management resources and technology;

•	Integration costs for Harris and other acquisitions that exceed our expectations;

•	Ineffectiveness of the use of the Internet to originate small group and individual policies; and

•	Our inability to achieve the anticipated efficiencies and resulting cost savings.

Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). HIPAA includes administrative simplification provisions directed at simplifying electronic data interchange through standardizing transactions, establishing uniform health care provider, payer and employer identifiers and seeking protections for confidentiality and security of patient data. Proposed rules under HIPAA administrative simplification are expected to be released as final rules during 2000 for full implementation within two years from the date of each release. The administrative simplification requirements of HIPAA as currently proposed would require health plans, health care providers, health care clearing houses and additional third parties such as business partners to communicate electronically using standardized formats. We are proceeding as if the proposed rules will be adopted as currently proposed. We have established a Program Management Office to implement the HIPAA administrative simplification requirements. The Program Management Office will design and manage a process to assess, develop and implement the HIPAA administrative simplification requirements. PacifiCare’s objective for the year is to complete our assessment of the HIPAA administrative simplification requirements and develop a plan for implementing acceptable compliance solutions. We are unable at this time to assess the cost of implementation of the HIPAA administrative simplification requirements.

Both federal and state regulators have enforcement responsibilities for HIPAA. As a result, we may encounter different interpretations of HIPAA’s provisions in the different states, as well as varying enforcement philosophies in states where we operate HMOs. These differences may inhibit our ability to standardize our products and services across state lines. Ultimately, under HIPAA and other state laws, cost control through provider contracting and coordinating care may become more important, and we believe our experience in these areas will allow us to compete effectively.

Future Dispositions and Impairments. We continue to evaluate whether our subsidiaries or products fit within our Health Plans division’s strategy and may decide to dispose of some of our businesses or products. We review long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. We consider assets to be impaired and write them down to fair value if we determine that the realizable value of long-lived assets such as property and equipment, real estate and goodwill are less than the value carried on the consolidated financial statements. We cannot be certain that the dispositions and impairments will not result in additional pretax charges. We believe that any disposition or impairment losses would not materially affect our consolidated financial position. However, the disposition or impairment losses could have a material effect on the results of operations or cash flows of a future period.

Operating Income. We expect operating income for the second quarter of 2000 to remain comparable to the $117 million reported for the first quarter, excluding credits and charges. Full year 2000 operating income, including the first quarter credits and charges, is expected to grow up to seven percent over the $441 million reported for the year ended December 31, 1999. This growth expectation is based upon our membership growth and premium growth assumptions and our medical care ratio and marketing, general and administrative assumptions and is subject to the risks discussed for each of these assumptions.

Net Investment Income. We expect net investment income for the second quarter of 2000 to remain comparable to the first quarter. In 2000, we expect net investment income to increase compared to 1999 due to targeted increases in invested cash balances and expected increases in short- and long-term interest rates.

Interest Expense. We expect interest expense for the second quarter of 2000 to be comparable to the first quarter. In 2000, we expect interest expense to significantly increase compared to 1999 primarily due to increased borrowings on our credit facility to fund our share repurchase program. In addition, the reduction in our credit rating by the credit rating agencies, combined with a higher interest fee structure in the credit facility amendment and rising market interest rates, will result in increased interest expense in 2000.

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

Weighted Average Number of Shares. We expect the weighted average number of shares used to compute diluted earnings per share to be approximately 34 million to 36 million shares for the second quarter and for the year ended December 31, 2000. This range is based on the assumption that we will repurchase up to approximately 4.8 million shares during 2000, of which 2.1 million shares were repurchased in the first quarter. The following factors could affect the weighted average number of shares calculation for 2000:

•	Fluctuations in our stock price that influence the number of shares repurchased and the options exercised;

•	The magnitude of stock options granted during the year;

•	Any unanticipated stock for stock acquisitions, equity, convertible preferred or debt issuances; and

•	Management decisions to use cash from operations or credit facility borrowings on business initiatives other than share repurchases.

Diluted Earnings Per Share. We expect the second quarter of 2000 diluted earnings per share to be comparable to the $1.94 diluted earnings per share reported for the first quarter, excluding the credits and charges. We expect diluted earnings per share growth of approximately 25 percent in 2000, compared to 1999 diluted earnings per share of $6.23.

Office of Personnel Management Contingencies. We intend to negotiate with OPM on any existing or future unresolved matters to attain a mutually satisfactory result. We cannot be certain that any ongoing and future negotiations will be concluded satisfactorily, that additional audits will not be referred to the Department of Justice, or that additional, possibly material, liability will not be incurred. Such liability could have a material effect on results of operations or cash flows of a future period if resolved unfavorably. See Note 6 of the Notes to Condensed Consolidated Financial Statements.

Adjusted Community Rate Filings. As a result of the Balanced Budget Act of 1997 and related HCFA rules and regulations, our HMO subsidiaries are required to submit separate adjusted community rate (“ACR”) proposals for every Medicare+Choice plan they offer to Medicare beneficiaries.

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

Liquidity and Capital Resources. The terms of our credit facility permit us to repurchase up to $1 billion of our outstanding common stock. We plan to fund repurchases through a combination of cash flow and borrowings under our credit facility. Our ability to repay amounts owed under the credit facility depends on dividends from our subsidiaries. Nearly all of the subsidiaries are subject to HMO regulations or insurance regulations and may be subject to substantial supervision by one or more HMO or insurance regulators. Subsidiaries subject to regulation must meet or exceed various capital standards imposed by HMO or insurance regulations, which may from time to time impact the amount of funds the subsidiaries can pay to us. Our subsidiaries are not obligated to make funds available to us and creditors of our subsidiaries have superior claim to our subsidiaries’ assets. Additionally, from time to time, we advance funds in the form of a loan or capital contribution to our subsidiaries to assist them in satisfying federal or state financial requirements. If a federal or state regulator has concerns about the financial position of a subsidiary, a regulator may impose additional financial requirements on the subsidiary, which may require additional funding from us. We believe that cash flows from operations, existing cash equivalents, marketable securities and other financing sources will be sufficient to meet the requirements of the credit facility, stock repurchases and our business operations during the next twelve months.

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

The following recent or proposed legislation, regulation or initiatives could materially affect our financial position:

•	New and proposed legislation that would hold HMOs liable for medical malpractice (including proposed federal legislation that would remove the federal preemption set forth in ERISA that precludes most individuals from suing their employer-based health plans for causes of action based upon state law). To date, Arizona, California, Texas and Washington have enacted legislation that may increase the likelihood of lawsuits against HMOs for malpractice liability;

•	Existing and proposed legislation that would limit our ability to manage care and utilization such as “any willing provider” and “direct access” laws;

•	New state and proposed federal laws mandating benefits including those that mandate equal coverage for mental health benefits (“mental health parity”);

•	Proposed federal regulations that place new restrictions and administrative requirements on the use of, the electronic retention of, the transmission of and the disclosure of personally identifiable health information;

•	New and proposed legislation that permit and would permit independent physicians to collectively bargain with health plans on a number of issues including financial compensation;

•	Legislation and regulation could also include adverse actions of governmental payors, including reduced Medicare premiums; discontinuance of, or limitation on, governmentally funded programs; recovery by governmental payors of previously paid amounts; the inability to increase premiums or prospective or retroactive reductions to premium rates for federal employees; and adverse regulatory actions;

•	New and increased initiatives at the DOJ, the Office of Inspector General of the United States Department of Health and Human Services, the Office of Inspector General of the United States Office of Personnel Management and the various enforcement divisions of the state regulatory agencies governing health care programs. These initiatives pursue both civil and criminal investigations against health care providers, payors, and pharmaceutical companies for misconduct relating to potential health care fraud and abuse, false claims, ERISA violations, violations of the Medicare program, overbilling of government programs, incorrect reporting of data, improper denial or mismanagement of care;

•	State legislation and regulation that may increase the financial capital requirements of providers who contract with HMOs to accept financial risk for health services, legislation, regulation, or litigation that would otherwise limit our ability to capitate providers or delegate financial risk, utilization review, quality assurance or other medical decisions to our contracting providers; and

•	Increases in minimum capital, reserves, and other financial liability requirements.

Industry Risk. Consumers are currently attacking practices of the HMO industry through a number of separate purported class action lawsuits against PacifiCare and against other national HMOs. These lawsuits, including the ones filed to date against PacifiCare, may take years to resolve and, depending upon the outcomes of these cases, may cause or force changes in practices of the HMO industry. These cases also may cause additional regulation of the industry through new federal or state laws. Aetna U.S. Healthcare, Inc. and affiliated entities (“Aetna”) recently settled claims brought by the Attorney General of Texas by consenting to modify some of its business practices in Texas. The Attorney General of Texas has filed similar claims against PacifiCare’s Texas HMO and has proposed to settle the lawsuit on the same terms as the Aetna settlement. The business practices in question relate primarily to our Texas HMO’s commercial operations. We are in the process of evaluating the proposed settlement and the potential impact of the settlement on our operations. We are unable to predict whether we will reach a settlement with the Attorney General on these or other terms or the impact that the settlement could have on our operations. These changes ultimately could adversely affect the HMO industry and could have a material effect on our financial position, results of operations or cash flows of a future period and prospects of PacifiCare.

Stock Market Risk Factors. The market prices of the securities of PacifiCare and certain of the publicly held companies in the industry in which we operate have shown volatility and sensitivity in response to many factors, including:

•	Variations in our financial results;

•	General market conditions;

•	The investor’s perception of our business model and strategy, including the use of capitation and the mix of commercial and Medicare membership;

•	Changes in earnings estimates by industry research analysts;

•	Public communications regarding managed care;

•	Legislative or regulatory actions;

•	Health care cost trends;

•	Pricing trends;

•	Competition;

•	Earnings or membership reports of particular industry participants;

•	The outcome of class action lawsuits; and

•	Acquisition activity.

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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

The principal objective of our asset/liability management activities is to maximize net investment income, while managing levels of interest rate risk and facilitating our funding needs. Our net investment income and interest expense are subject to the risk of interest rate fluctuations. To mitigate the impact of fluctuations in interest rates, we may use derivative financial instruments, primarily interest rate swaps.

PART II:  OTHER INFORMATION

Item 1:  Legal Proceedings

      See Note 6 of the Notes to Condensed Consolidated Financial Statements.

Item 2:  Changes In Securities

      None.

Item 3:  Defaults Upon Senior Securities

      None.

Item 4:  Submission of Matters to a Vote of Security Holders

      None.

Item 5:  Other Information

James A. Williams, Senior Vice President and Chief Information Officer, resigned effective March 6, 2000.

On March 20, 2000, Eric D. Sipf, President and Chief Executive Officer of PacifiCare of Colorado, Inc. and Regional Vice President of the Central Region, announced his intention to retire. He will remain working with his successor to ensure a smooth transition in leadership.

Patrick E. Feyen, President and Chief Executive Officer of PacifiCare of Texas, Inc. and Regional Vice President of the Southwest Region, announced his resignation effective March 20, 2000.

Effective March 20, 2000, we announced the appointment of James W. Cassity as President and Chief Executive Officer of PacifiCare of Texas, Inc. and PacifiCare of Oklahoma, Inc., and Regional Vice President of the Southwest Region.

On April 4, 2000, Jeffrey M. Folick, Executive Vice President and Interim President and Chief Executive Officer of our Specialty Products Division, announced his retirement. He will remain a consultant to PacifiCare for the remainder of 2000.

On April 4, 2000, we announced the appointment of John E. Kao as President and Chief Executive Officer of our PacifiCare Ventures Division.

On May 2, 2000, we announced the appointment of Val C. Dean, M.D. as President and Chief Executive Officer of PacifiCare of Colorado, Inc. and Regional Vice President of the Central Region.

Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibit Index

Exhibit
Number	Description

15	Letter re: Unaudited Interim Financial Information
20	Independent Accountants’ Review Report
27	Financial Data Schedule (filed electronically)

(b)	Reports on Form 8-K:

On February 11, 2000, we filed a Form 8-K announcing the February 1, 2000 acquisition of Harris Methodist Texas Health Plan, Inc. and Harris Methodist Health Insurance Company, Inc.

On February 18, 2000, we filed a Form 8-K announcing the retirement of Alan  R. Hoops as President and Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICARE HEALTH SYSTEMS, INC.
(Registrant)

Date: May 12, 2000	By: /s/ ALAN R. HOOPS Alan R. Hoops President and Chief Executive Officer

Date: May 12, 2000	By: /s/ MARY C. LANGSDORF Mary C. Langsdorf Interim Chief Financial Officer, Senior Vice President and Corporate Controller

EXHIBIT INDEX

Exhibit
Number	Description

15	Letter re: Unaudited Interim Financial Information
20	Independent Accountants’ Review Report
27	Financial Data Schedule (filed electronically)