Form 10-Q
period 2000-06-30
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 2000-08-10
CIK 1027974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

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

(714) 825-5200

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]          No  [   ]

The number of shares of common stock outstanding at July 31, 2000 was approximately 34,904,000.

PACIFICARE HEALTH SYSTEMS, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1:  Financial Statements

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share data)

	June 30,	December 31,
	2000	1999

	(unaudited)
ASSETS

Current assets:

Cash and equivalents	$920,397	$849,064

Marketable securities	942,716	999,194

Receivables, net	410,622	306,652

Prepaid expenses and other current assets	47,477	48,412

Deferred income taxes	150,460	141,169

Total current assets	2,471,672	2,344,491

Property, plant and equipment at cost, net	189,836	177,521

Marketable securities-restricted	91,780	86,471

Goodwill and intangible assets, net	2,300,441	2,244,243

Other assets	37,128	31,295

	$5,090,857	$4,884,021

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Medical claims and benefits payable	$998,600	$795,200

Accounts payable and accrued liabilities	451,472	425,171

Unearned premium revenue	583,328	565,815

Long-term debt due within one year	93	—

Total current liabilities	2,033,493	1,786,186

Long-term debt due after one year	871,653	975,000

Deferred income taxes	137,159	127,469

Other liabilities	20,817	17,314

Minority interest	8,310	333

Stockholders’ equity:

Common stock, $0.01 par value; 200,000 shares authorized; issued 46,933 shares in 2000 and 46,803 shares in 1999	469	468

Additional paid-in capital	1,609,678	1,597,485

Accumulated other comprehensive loss	(22,053)	(24,396)

Retained earnings	1,071,979	928,152

Treasury stock, at cost; 12,029 shares in 2000 and 9,551 shares in 1999	(640,648)	(523,990)

Total stockholders’ equity	2,019,425	1,977,719

	$5,090,857	$4,884,021

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	Three Months Ended
	June 30,

	2000	1999

Revenue:

Medicare premiums	$1,590,647	$1,444,823

Commercial premiums	1,228,285	982,667

Other income	35,251	27,257

Total operating revenue	2,854,183	2,454,747

Expenses:

Health care services:

Medicare services	1,400,399	1,263,762

Commercial services	1,018,701	799,701

Total health care services	2,419,100	2,063,463

Marketing, general and administrative expenses	296,790	265,628

Amortization of goodwill and intangible assets	20,927	18,809

Impairment, disposition, restructuring and other charges	2,765	—

Operating income	114,601	106,847

Net investment income	24,404	20,242

Interest expense	(20,250)	(9,512)

Minority interest in consolidated subsidiary	131	—

Income before income taxes	118,886	117,577

Provision for income taxes	49,694	48,676

Net income	$69,192	$68,901

Basic earnings per share	$1.97	$1.50

Diluted earnings per share	$1.96	$1.49

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	Six Months Ended
	June 30,

	2000	1999

Revenue:

Medicare premiums	$3,171,432	$2,890,279

Commercial premiums	2,415,986	1,960,100

Other income	69,428	56,277

Total operating revenue	5,656,846	4,906,656

Expenses:

Health care services:

Medicare services	2,782,658	2,520,893

Commercial services	1,992,982	1,596,490

Total health care services	4,775,640	4,117,383

Marketing, general and administrative expenses	596,508	528,212

Amortization of goodwill and intangible assets	41,383	37,868

Impairment, disposition, restructuring and other charges	8,365	—

Office of Personnel Management credits	(2,964)	—

Operating income	237,914	223,193

Net investment income	49,512	40,443

Interest expense	(40,432)	(19,805)

Minority interest in consolidated subsidiary	131	—

Income before income taxes	247,125	243,831

Provision for income taxes	103,298	100,946

Net income	$143,827	$142,885

Basic earnings per share	$4.01	$3.12

Diluted earnings per share	$4.00	$3.10

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)

	Six Months Ended
	June 30,

	2000	1999

Operating activities:

Net income	$143,827	$142,885

Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:

Amortization of goodwill and intangible assets	41,383	37,868

Depreciation and amortization	22,069	20,522

Impairment, disposition, restructuring and other charges	8,365	—

Office of Personnel Management credits	(2,964)	—

Provision for doubtful accounts	2,731	368

Loss on disposal of property, plant and equipment	1,859	3,233

Deferred income taxes	(883)	16,439

Minority interest in consolidated subsidiary	(131)	(22)

Changes in assets and liabilities, net of effects from acquisitions:

Receivables, net	(87,868)	(33,863)

Prepaid expenses and other assets	(3,937)	(8,734)

Medical claims and benefits payable	103,162	65,000

Accounts payable and accrued liabilities	7,560	(18,068)

Unearned premium revenue	11,266	(451,080)

Net cash flows provided by (used in) operating activities	246,439	(225,452)

Investing activities:

Sale (purchase) of marketable securities, net	67,585	(114,540)

Purchase of property, plant and equipment	(36,305)	(24,169)

Net cash acquired from (paid for) acquisitions	7,230	(4,483)

Purchase of marketable securities-restricted	(5,038)	(562)

Proceeds from the sale of property, plant and equipment	1,442	10,152

Net cash flows provided by (used in) investing activities	34,914	(133,602)

Financing activities:

Principal payments on long-term debt	(365,190)	(75,072)

Proceeds from borrowings of long-term debt	261,936	—

Common stock repurchases	(116,910)	—

Cash received from minority stockholders	8,108	—

Proceeds from issuance of common stock and treasury stock	2,036	22,604

Common stock reclassification payments to UniHealth and others	—	(61,920)

Net cash flows used in financing activities	(210,020)	(114,388)

Net increase (decrease) in cash and equivalents	71,333	(473,442)

Beginning cash and equivalents	849,064	724,636

Ending cash and equivalents	$920,397	$251,194

See accompanying notes.

Table continued on next page.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
(amounts in thousands)

	Six Months Ended
	June 30,

	2000	1999

Supplemental cash flow information:

Cash paid during the year for:

Income taxes, net of refunds	$71,410	$77,922

Interest	$36,531	$18,018

Supplemental schedule of noncash investing and financing activities:

Tax benefit associated with exercise of stock options	$1,479	$4,943

Stock-based compensation	$8,931	$7,113

Details of accumulated other comprehensive income (loss):

Change in marketable securities	$3,625	$(31,533)

Less change in deferred income taxes	(1,282)	11,303

Change in stockholders’ equity	$2,343	$(20,230)

Details of businesses acquired in purchase transactions:

Fair value of assets acquired	$260,299	$4,483

Less liabilities assumed or created	(133,738)	—

Cash paid for fair value of assets acquired	126,561	4,483

Less cash acquired from acquisitions	(133,791)	—

Net cash (acquired from) paid for acquisitions	$(7,230)	$4,483

See accompanying notes.

Table continued from previous page.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
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

2.  Acquisitions and Dispositions

2000 Acquisitions. On February 1, 2000, we completed our acquisition of Harris Methodist Texas Health Plan, Inc. and Harris Methodist Health Insurance Company, Inc. (together, “Harris”), a health plan and insurance company in Texas, for an approximate purchase price of $122 million. This acquisition added approximately 250,000 commercial members and 50,000 Medicare members to our Texas health maintenance organization (“HMO”). This acquisition was accounted for as a purchase. The related goodwill and acquired intangible assets are being amortized over periods ranging from three to 30 years. The operating results of these entities are included in our consolidated financial statements from the acquisition date.

During the first half of 2000, we assumed approximately 18,000 members in Colorado and approximately 21,000 members in Washington for a purchase price of approximately $6 million. These membership assumptions are the result of transition agreements signed with QualMed Plans for Health of Colorado, Inc. in September 1999 and with QualMed Washington Health Plans, Inc. in October 1999, each a subsidiary of Foundation Health Systems, Inc.

2000 Dispositions. In June 2000, we announced our intention to exit our Ohio HMO operations. This plan will affect approximately 46,400 commercial members and 5,700 Medicare members located in Ohio and Kentucky. We anticipate the exit will be completed by January 1, 2001. We entered into an agreement with Anthem Blue Cross and Blue Shield to assist in transitioning Ohio’s commercial membership. This agreement is subject to regulatory approval. Medicare members will have a choice of another Medicare+Choice HMO or traditional fee-for-service Medicare. In connection with the disposition, we recognized pretax charges of approximately $4 million ($2 million or $0.06 diluted loss per share, net of tax). See Note 5 “Impairment, Disposition, Restructuring, Office of Personnel Management and Other Charges (Credits).”

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

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
JUNE 30, 2000
(unaudited)

Pro Forma Financial Statements. The pro forma information below presents our consolidated results of operations as if the acquisition of Harris occurred at the beginning of each period presented. The pro forma information gives effect to actual results prior to the acquisition plus adjustments for depreciation expense, goodwill amortization, net investment income and income taxes. Because our 1999 membership acquisitions in Colorado and Texas as well as our 2000 membership assumptions in Colorado and Washington were not material to our consolidated results of operations, these transactions were not included in the pro forma information below.

	Three Months Ended	Six Months Ended
	June 30,	June 30,

	1999	2000	1999

	(unaudited)
	(amounts in thousands, except per share data)

Total operating revenue	$2,643,687	$5,714,744	$5,281,479

Pretax income	$93,782	$239,499	$212,638

Net income	$54,529	$139,221	$124,045

Basic earnings per share	$1.19	$3.89	$2.71

Diluted earnings per share	$1.18	$3.87	$2.69

3.  Long-Term Debt

Beginning January 1, 1999, and continuing through the January 1, 2002 final maturity date, the amount we may borrow under our credit facility declines incrementally every six months. Borrowings available to us after June 30, 2000 were $1.1 billion. The facility requires mandatory step-down payments if the principal balance exceeds certain thresholds. Based on the $770 million outstanding balance at June 30, 2000, no payments are required until January 2, 2002.

Interest under the credit facility is variable and is presently based on the London Interbank Offered Rate (“LIBOR”) plus a spread. Based on the outstanding balance at June 30, 2000, the average overall rate, excluding the facility fee, was 7.8 percent. The terms of the credit facility contain various covenants, usual for financings of this type, including a minimum net worth requirement, a minimum fixed charge requirement, leverage ratios and limits on the amount of treasury stock we may purchase. At June 30, 2000, we were in compliance with all such covenants. We also have $100 million in senior notes outstanding that we assumed when we acquired FHP International Corporation in 1997. These notes mature on September 15, 2003 and bear an interest rate of seven percent payable semiannually.

4.  Stockholders’ Equity

Minority Interest. In June 2000, PacifiCare and Compaq Computer Corporation (“Compaq”) agreed to jointly invest up to approximately $19 million in a newly formed Internet company for seniors called SeniorCo, Inc. PacifiCare has majority ownership of approximately 80 percent of the outstanding voting shares at June 30, 2000. We will contribute up to $5 million in cash ($3 million was contributed as of June 30, 2000), as well as certain assets, such as marketing support and management personnel, with Compaq contributing up to $14 million in cash ($8 million was contributed as of June 30, 2000). The operating results of this entity are included in our consolidated financial statements from the date of its formation, partially offset by the portion of operating results allocated to minority stockholders.

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

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
JUNE 30, 2000
(unaudited)

junior participating preferred stock at a price of $180 per 1/100th of a preferred share. Similar rights will generally be issued in respect of common stock issued after November 19, 1999.

Treasury Stock. In October 1999, our board of directors approved a stock repurchase program that allows us to repurchase up to 12 million shares of our outstanding common stock, including any shares purchased from UniHealth Foundation, a non-profit public benefit corporation and our largest stockholder (see “UniHealth Foundation Stock Purchase Agreement” below). To purchase these shares, we negotiated an amendment to our existing credit facility that increases the maximum allowable amount of share repurchases to $1 billion from $500 million. We have repurchased approximately nine million shares under this authorization. We may fund the stock repurchase program through a combination of cash flows from operations, additional borrowings under the credit facility and long- and short-term debt.

As of June 30, 2000, we held approximately 12 million treasury shares totaling $641 million. These shares were purchased pursuant to the October 1999 program discussed above and prior repurchase programs. We have reissued, and will continue to reissue these shares for our employee benefit plans or for other corporate purposes.

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

Prior to the combination and reclassification of our Class A and Class B common stock, UniHealth Foundation owned approximately 40 percent of our Class A common stock and approximately one percent of our Class B common stock. As of June 30, 2000, UniHealth Foundation owned approximately 18 percent of our outstanding common stock. In consideration for UniHealth Foundation’s vote in favor of the amended and restated certificate of incorporation, and in consideration of the agreements and covenants contained in the stock purchase agreement discussed below, we paid UniHealth Foundation $60 million in June 1999, when our stockholders approved the amended and restated certificate of incorporation. We also incurred $2 million of expenses related to the reclassification of our common stock and the registration of the shares held by UniHealth Foundation. These amounts were recorded as a reduction of stockholders’ equity in 1999.

UniHealth Foundation Stock Purchase Agreement. In May 1999, we entered into a stock purchase agreement with UniHealth Foundation to repurchase up to 5.9 million shares of our common stock held by UniHealth Foundation. The purchase price for the shares equals the average closing price of the stock for the 30 trading days preceding the scheduled purchase dates. We are not required to buy if the stock price is greater than $120 per share and UniHealth Foundation is not required to sell if the stock price is

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
JUNE 30, 2000
(unaudited)

less than $75 per share. Depending on the average stock price determined as set forth above, we may repurchase UniHealth Foundation shares on the following dates and in the following installments:

				Aggregate
				Repurchase
		Per Share		Price Range

Approximate Purchase Date	Shares	Low	High	Low	High

				(amounts in
				millions)

August 9, 1999(1)	1,000,000	$70	$120	$70	$120

November 15, 1999(1)	1,000,000	$75	$120	75	120

February 15, 2000(1)	750,000	$75	$120	56	90

May 15, 2000(1)	750,000	$75	$120	56	90

August 15, 2000	750,000	$75	$120	56	90

November 15, 2000	750,000	$75	$120	56	90

February 15, 2001	909,500	$75	$120	68	109

Repurchase shares	5,909,500			$437	$709

(1)	We did not purchase the August 1999, November 1999, February 2000, or the May 2000 installments because the average stock price, as defined above, was less than $75 per share and UniHealth Foundation did not elect to sell the shares for the average stock price. For any unpurchased installments, we have no further obligation to buy, and UniHealth Foundation has no further obligation to sell us the shares. We do, however, have a right of first refusal to purchase the installments should UniHealth Foundation decide to sell.

5.	Impairment, Disposition, Restructuring, Office of Personnel Management (“OPM”) and Other Charges (Credits)

For the six months ended June 30, 2000, we recognized net pretax charges of $5 million as follows:

				Diluted Loss
	Quarter	Pretax Charges	Net-of-Tax	(Earnings)
	Recognized	(Credits)	Amount	Per Share

	(amounts in millions, except per share data)

2000

Restructuring charge	First	$9.0	$5.2	$0.14

Other changes in estimates	First	(3.4)	(2.0)	(0.05)

Total impairment, disposition, restructuring and other charges		5.6	3.2	0.09

OPM credits	First	(3.0)	(1.7)	(0.05)

	Total First	2.6	1.5	0.04

Loss on disposition of Ohio HMO	Second	3.8	2.2	0.06

Restructuring change in estimate	Second	(1.0)	(0.6)	(0.01)

Total impairment, disposition, restructuring and other charges	Total Second	2.8	1.6	0.05

		$5.4	$3.1	$0.09

Restructuring Charge. In January 2000, we announced a plan to strengthen our operations and improve our competitive advantage and growth opportunities. This plan will be achieved through intended productivity enhancements and technology improvements. In connection with this plan, we recognized

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
JUNE 30, 2000
(unaudited)

restructuring charges of $9 million ($5 million or $0.14 diluted loss per share, net of tax) in the first quarter of 2000. The restructuring charge included severance and related employee benefits for approximately 270 employees whose positions were eliminated or to be eliminated by December 31, 2000. The majority of the terminations were in the sales and marketing and human resources departments where the corporate and regional functions were centralized and consolidated. For the quarter ended June 30, 2000, we paid approximately $2 million to terminated employees. Of the remaining 101 employees, 55 have accepted other positions within the company which resulted in an accrual adjustment of $1 million in the second quarter. The remaining 46 employees will be terminated by December 31, 2000.

Approximately $3 million of the June 30, 2000 restructuring balance will be paid by the end of 2000, with the remainder to be paid in 2001. We plan to use cash flows from operations to fund the restructuring payments. We expect net annualized marketing, general and administrative salary savings of approximately $10 million from the centralization and consolidation of corporate and regional functions.

The following table presents the activity for the six months ended June 30, 2000:

			Change in	Balance at
	Pretax Charge	Payments	Estimate	June 30, 2000

	(amounts in millions)

2000

Restructuring charge	$9.0	$(2.7)	$(1.0)	$5.3

Other Changes in Estimates. In the first quarter, we recognized other credits for changes in estimates of $3 million ($2 million or $0.05 diluted earnings per share, net of tax). We have successfully settled certain contingencies related to acquisitions and dispositions in 1997 and 1998 including pending and threatened litigation, as well as indemnifications made to the buyers of sold subsidiaries.

OPM Credits. In the first quarter, we recognized OPM credits of $3 million ($2 million or $0.05 diluted earnings per share, net of tax) as a result of 1996 and 1997 Oklahoma HMO premiums received.

Loss on Disposition. In the second quarter, we recognized disposition charges of $4 million ($2 million or $0.06 diluted loss per share, net of tax) as a result of our intention to exit our Ohio HMO operations. The charge included severance and legal costs. See Note 2 “Acquisitions and Dispositions.”

6.  Commitments and Contingencies

Provider Instability and Insolvency. Provider reserves include write-offs of certain uncollectable receivables from our providers and the estimated cost of unpaid health care claims normally covered by our capitation payments. Depending on state laws, we may be held liable for unpaid health care claims that were contractually the responsibility of the capitated provider. The balance of our provider insolvency reserves included in medical claims and benefit payable was $35 million at June 30, 2000 and $46 million at December 31, 1999.

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

The California Department of Managed Health Care (“DMHC”; a newly created department assuming the managed care regulatory authority of the Department of Corporations) entered into a settlement with Alabama-based Caremark Rx, Inc. (“Caremark”; formerly MedPartners, Inc.) regarding its California subsidiary, MedPartners Network (“MPN”). MPN was a provider organization licensed by the DMHC

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
JUNE 30, 2000
(unaudited)

that arranged health care services for HMO members through arrangements between HMOs and health care providers, such as hospitals and physician groups. MPN was one of our significant provider networks in California. In March 1999, California regulators seized MPN and appointed a conservator to oversee MPN. The conservator placed MPN in bankruptcy.

In June 1999, the State of California, the DMHC, MPN and Caremark entered into an Operations and Settlement Agreement to ensure continuing patient care and to resolve certain claims by and against MPN and Caremark. We agreed to participate in the agreement, which required us to waive or subordinate certain claims against MPN in exchange for waivers of claims against us in connection with services provided by MPN or its affiliates in California. MPN has ceased doing business and all of MPN’s affiliated medical groups in California have been sold. We, along with other HMOs have loaned approximately $12 million to KPC Medical Management, Inc., a purchaser of some of the MPN practices, and Chuadhuri Medical Corporation, an affiliate of KPC Medical Management, Inc. Our contribution was approximately $3 million, paid during the second quarter of 2000. The principal and interest of the loan to the KPC entities are guaranteed by Caremark. We continue to evaluate the financial condition of these providers. We continue to monitor the financial condition of KPC Medical Management, Inc. and its affiliates and we cannot be certain that our loan to KPC Medical Management, Inc. is the extent of our exposure. We believe that any ultimate insolvency liability would not materially affect our consolidated financial position. However, our evaluation of the likely impact of claims asserted against us could change in the future and an unfavorable outcome, depending on the amount and timing, could have a material effect on our results of operations or cash flows for a future period.

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

Prior to our acquisition of FHP International Corporation (“FHP”), the former FHP HMO subsidiary, TakeCare of California, was audited by the OIG auditors. The OIG issued a draft audit report in September 1996 alleging that TakeCare overcharged the FEHBP by approximately $21 million plus

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
JUNE 30, 2000
(unaudited)

$9 million of lost investment income. TakeCare responded to this draft audit in January 1997, questioning many of the auditors’ calculations and assumptions. In August 1999, we were notified that the auditors had referred certain allegations to the DOJ for review of potential claims under the False Claims Act. We are negotiating with the DOJ to resolve all outstanding issues relating to the TakeCare of California audit amicably. We do not agree with the auditors’ interpretations of the applicable rules and guidelines or their method of calculating rates for the applicable period, and we do not believe there is any evidence that TakeCare of California ever engaged in any action that would violate the False Claims Act.

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

We intend to negotiate with OPM on any existing or future unresolved matters to attain a mutually satisfactory result. We cannot be certain that any ongoing and future negotiations will be concluded satisfactorily, that additional audits will not be referred to the DOJ, or that additional, possibly material, liabilities will not be incurred. Such liability could have a material effect on our results of operations or cash flows of a future period if resolved unfavorably.

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

Legal Proceedings. On November 2, 1999, Jose Cruz filed a purported class action complaint against PacifiCare, our California subsidiary, and FHP in the San Francisco Superior Court. On November 9, 1999, Cruz filed a first amended purported class action complaint that omitted FHP as a defendant. The amended complaint relates to the period from November 2, 1995 to the present and purports to be filed on behalf of all enrollees in our health care plans operating in California other than Medicare and Medicaid enrollees. The amended complaint alleges that we have engaged in unfair business acts in violation of California law, engaged in false, deceptive and misleading advertising in violation of California law and violated the California Consumer Legal Remedies Act. It also alleges that we have received unjust payments as a result of our conduct. The amended complaint seeks injunctive and declaratory relief, an order requiring the defendants to inform and warn all California consumers regarding our financial compensation programs, unspecified monetary damages for restitution of premiums and disgorgement of improper profits, attorneys’ fees and interest. On June 8, 2000, we moved to compel arbitration. A hearing on this motion is set for September 13, 2000. We deny all material allegations in the amended complaint and intend to defend the action vigorously.

On November 22, 1999, Debbie Hitsman filed a purported class action complaint against PacifiCare in the United States District Court for the Southern District of Mississippi, Hattiesburg Division. The complaint relates to the period from November 22, 1995 to the present and purports to be on behalf of all enrollees in our health care plans other than Medicare and Medicaid enrollees. The complaint alleges causes of action for violations of the Racketeer-Influenced and Corrupt Organizations Act and Employee Retirement Income Security Act of 1974 (“ERISA”). The complaint seeks an unspecified amount of compensatory

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
JUNE 30, 2000
(unaudited)

and treble damages, injunctive and restitutionary relief, attorneys’ fees, the imposition of a constructive trust and interest. On January 13, 2000, we filed a motion to compel arbitration and a motion to dismiss or, in the alternative, to transfer the case for lack of personal jurisdiction and improper venue. The court stayed the case pending proceedings before the federal panel on multi-district litigation. On June 23, 2000, Hitsman filed and served an additional complaint in the United States District Court for the Southern District of Miami as a purported part of a multi-district litigation proceeding against another managed care company. We have filed various motions addressed to this new complaint, including motions to dismiss or in the alternative, compel arbitration or transfer the case. The hearing on these motions is scheduled for August 17, 2000. We deny all material allegations and intend to defend the action vigorously.

In 1997, Tim Brady and other individuals filed a purported class action suit against PacifiCare, several PacifiCare officers and several former officers of FHP in the United States District Court for the Central District of California. In addition, in 1997, Brady and other individuals filed a purported class action suit against PacifiCare and several PacifiCare officers and several former officers of FHP in the Orange County Superior Court. Finally, in 1997, William Madruga and another individual filed a purported class action suit against PacifiCare and several of its directors and officers in the United States District Court for the Central District of California. Each of the complaints related to the period from the date of proxy statement for the FHP acquisition through our November 1997 announcement that earnings for the fourth quarter of 1997 would be lower than expected. These complaints primarily alleged that we previously omitted and/ or misrepresented material facts with respect to our costs, earnings and profits. The trial courts dismissed both of the Brady cases and these cases are concluded following the plaintiff’s dismissal of appeals. In November 1999 and again in May 2000, the court dismissed the Madruga case in part without permission to amend and in part with permission to amend the complaint. The plaintiffs have filed a third amended complaint and we intend to file another motion to dismiss. We deny all material allegations and intend to defend the actions vigorously.

On May 25, 2000, the California Medical Association (“CMA”) filed a complaint against PacifiCare and against other health plans in the United States District Court for the Northern District of California. At approximately the same time, Dr. Leonard Klay filed a similar lawsuit against PacifiCare and other health plans. These suits accuse the health plans of imposing unfair contract terms, unnecessarily denying and delaying payments for health care and reimbursing physicians at rates that are insufficient to cover costs. The plaintiffs have filed a motion with the federal panel on multi-district litigation to transfer these cases to Alabama to be coordinated with other provider claims against other health plans. We are opposing any such transfer. A hearing on these motions is set for September 8, 2000. We deny all material allegations and have made motions to dismiss these complaints and to compel arbitration.

We are involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages which are not covered by insurance. Based on current information and review, including consultation with our lawyers, we believe any ultimate liability that may arise from these actions (including all purported class actions) would not materially affect our consolidated financial position, results of operations or cash flows. However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material effect on our results of operations or cash flows of a future period.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
JUNE 30, 2000
(unaudited)

7.  Earnings Per Share

We calculated the denominators for the computation of basic and diluted earnings per share as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

	(amounts in thousands)

Shares outstanding at the beginning of the period	35,180	45,664	37,252	45,616

Weighted average number of shares issued (acquired):

Treasury stock acquired, net of shares issued	(64)	—	(1,466)	—

Stock options exercised	33	203	41	134

Denominator for basic earnings per share	35,149	45,867	35,827	45,750

Employee stock options and other dilutive potential common shares(1)	156	419	112	353

Denominator for diluted earnings per share	35,305	46,286	35,939	46,103

(1)	Certain options to purchase common stock were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock for the periods presented. For the three months ended June 30, 2000 and 1999, these weighted options outstanding totaled 6.9 million and 3.7 million, respectively (with exercise prices ranging from $59.31 to $114.00 per share). For the six months ended June 30, 2000 and 1999, these weighted options outstanding totaled 7.1 million and 3.7 million, respectively (with exercise prices ranging from $52.90 to $114.00 per share).

8.  Comprehensive Income

Comprehensive income represents our net income plus changes in equity, other than those changes resulting from investments by, and distributions to our stockholders. Such changes include unrealized gains or losses on our available-for-sale securities. Our comprehensive income totaled $69 million for the three months ended June 30, 2000 and $146 million for the six months ended June 30, 2000. Comprehensive income totaled $55 million for the three months ended June 30, 1999 and $123 million for the six months ended June 30, 1999.

9.  Future Application of Accounting Standards

Stock-Based Compensation. In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” The Interpretation provides guidance on certain implementation issues related to Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” The Interpretation was effective July 1, 2000 and is not expected to have a material impact to our consolidated financial position or results of operations.

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

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview. PacifiCare sells HMO and HMO-related products primarily to members in two groups: the Secure Horizons program for Medicare beneficiaries and the commercial programs for employer-group members and individuals. Our specialty managed care HMOs and HMO-related products and services supplement our Secure Horizons and commercial programs. These include pharmacy benefit management, life and health insurance, behavioral health services, dental and vision services and Medicare+Choice management services.

Events significant to our business in 2000 include the following:

•	In June 2000, we submitted our 2001 proposed Medicare benefit plan changes to HCFA for approval. These changes include exiting (or partially exiting) Medicare operations in a total of 15 counties in Arizona, Colorado, Ohio, Texas and Washington. This proposal will affect approximately 24,000 Medicare members, or less than three percent of our total Medicare membership.

•	In June 2000, we announced our intention to exit our Ohio HMO operations. This plan will affect approximately 46,400 commercial members and 5,700 Medicare members located in Ohio and Kentucky. (These 5,700 Medicare members were included in our 2001 proposed Medicare benefits plan changes submitted to HCFA as discussed above.) We anticipate the exit will be completed by January 1, 2001. We entered into an agreement with Anthem Blue Cross and Blue Shield to assist in transitioning Ohio’s commercial membership. This agreement is subject to regulatory approval. Medicare members will have a choice of another Medicare+Choice HMO or traditional fee-for-service Medicare. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

•	On February 1, 2000, we completed our acquisition of Harris Methodist Texas Health Plan, Inc. and Harris Methodist Health Insurance Company Inc. (together, “Harris”), a health plan and insurance company in Texas with approximately 250,000 commercial and 50,000 Medicare members. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

•	During the first half of 2000, we assumed approximately 18,000 members in Colorado and 21,000 members in Washington as a result of transition agreements signed with QualMed Plans for Health of Colorado and with QualMed Washington Health Plans, Inc. (together, “QualMed”), each a subsidiary of Foundation Health Systems, Inc. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

•	For the six months ended June 30, 2000, we recognized net pretax charges for impairment, disposition, restructuring and other charges primarily related to the January 2000 work force reduction and the Ohio disposition. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

2000 Compared With 1999

Membership. Total HMO membership increased 12 percent to approximately 4 million members at June 30, 2000 from approximately 3.6 million members at June 30, 1999. (Our total HMO membership excludes employer self-funded members and preferred provider organization (“PPO”) and indemnity members.)

	At June 30, 2000			At June 30, 1999

Membership Data	Medicare	Commercial	Total	Medicare	Commercial	Total

HMO membership:

Arizona	98,300	110,500	208,800	81,200	100,300	181,500

California	567,200	1,818,000	2,385,200	613,900	1,665,200	2,279,100

Colorado	77,400	300,600	378,000	67,300	292,200	359,500

Guam	—	52,400	52,400	—	42,100	42,100

Nevada	31,300	32,800	64,100	22,600	36,200	58,800

Ohio	5,700	46,400	52,100	19,800	42,700	62,500

Oklahoma	30,300	83,300	113,600	27,700	84,500	112,200

Oregon	32,700	106,800	139,500	38,600	115,300	153,900

Texas(1)	110,900	324,500	435,400	60,000	126,700	186,700

Washington	61,400	100,300	161,700	64,900	76,200	141,100

Total HMO membership	1,015,200	2,975,600	3,990,800	996,000	2,581,400	3,577,400

Other membership:

Employer self-funded	—	48,000	48,000	—	54,000	54,000

PPO and indemnity	—	43,000	43,000	—	32,000	32,000

Total other membership	—	91,000	91,000	—	86,000	86,000

Total membership	1,015,200	3,066,600	4,081,800	996,000	2,667,400	3,663,400

(1)	Texas membership includes 43,000 Medicare and 195,000 commercial Harris members at June 30, 2000.

Medicare membership increased approximately two percent at June 30, 2000 compared to the same period in the prior year due to:

•	Membership increases due to acquired membership in Texas; and

•	Competitor exits in markets where Secure Horizons will remain, primarily in Arizona, Colorado and Nevada; partially offset by

•	Membership decreases primarily in California due to disenrollment resulting from reduced benefits, increased copayments and instituted or increased member-paid supplemental premiums in certain counties; and

•	Slight membership decreases as a result of our January 2000 county exits in Ohio, Washington, California and Oregon.

Commercial HMO membership increased approximately 15 percent at June 30, 2000 compared to the same period in the prior year due to:

•	Net membership increases due to acquired membership in Texas, Colorado and Washington, partially offset by membership decreases in Colorado due to an average 2000 premium rate increase of 14 percent; and

•	Growth in California primarily due to marketing efforts to retain membership and the renewal of major employer accounts.

Within commercial membership, employer self-funded membership decreased approximately 11 percent at June 30, 2000 compared to the same period in the prior year primarily due to membership losses in Colorado. PPO and indemnity membership increased approximately 34 percent at June 30, 2000 compared to the same period in the prior year primarily due to additional Harris membership.

Medicare Premiums. Medicare premiums increased 10 percent or $146 million for the three months and 10 percent or $281 million for the six months ended June 30, 2000 compared to the same periods in the prior year as follows:

	Three Months Ended	Six Months Ended
	June 30, 2000	June 30, 2000

	(amounts in millions)

Premium rate increases that averaged approximately eight percent for both the three and six months ended June 30, 2000	$120	$224

The inclusion of premiums from the Harris acquisition	61	101

Net membership losses, primarily in California	(35)	(44)

Increase over prior year	$146	$281

Commercial Premiums. Commercial premiums increased 25 percent or $246 million for the three months and 23 percent or $456 million for the six months ended June 30, 2000 compared to the same periods in the prior year as follows:

	Three Months Ended	Six Months Ended
	June 30, 2000	June 30, 2000

	(amounts in millions)

The inclusion of premiums from the Harris acquisition	$99	$168

Premium rate increases that averaged approximately eight percent for both the three and six months ended June 30, 2000	79	158

Net membership increases, primarily in California	68	130

Increase over prior year	$246	$456

Other Income. Other income increased approximately 29 percent or $8 million for the three months ended June 30, 2000 compared to the same period in the prior year. Other income increased approximately 23 percent or $13 million for the six months ended June 30, 2000 compared to the same period in the prior year. The increases were primarily due to increased mail-service revenues, including mail-service revenues from Harris. Mail-service revenues are generated by our pharmacy benefit management company, where we, rather than network retail pharmacies, collect the member copayments.

Consolidated Medical Care Ratio. The consolidated medical care ratio (health care services as a percentage of premium revenue) increased for the three and six months ended June 30, 2000 compared to the same periods in the prior year.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Medical care ratio:

Consolidated	85.8%	85.0%	85.5%	84.9%

Medicare	88.0%	87.5%	87.7%	87.2%

Commercial	82.9%	81.4%	82.5%	81.4%

Health care costs for the six months ended June 30, 2000 were reduced by $9 million ($5 million or $0.14 diluted earnings per share, net of tax), of which $6 million related to our commercial product line. These reductions were a result of our favorable first quarter 2000 resolution of prior-period estimates relating to a provider contract. Excluding the effects of these favorable changes in estimates, the medical care ratios were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Medical care ratio excluding the provider credit:

Consolidated	85.8%	85.0%	85.6%	84.9%

Medicare	88.0%	87.5%	87.8%	87.2%

Commercial	82.9%	81.4%	82.7%	81.4%

Medicare Medical Care Ratio. The Medicare medical care ratio increased for the three and six months ended June 30, 2000 compared to the same periods in the prior year due to:

•	Higher costs in inpatient, outpatient and emergency services primarily related to the shifting of contracts away from capitation to shared-risk arrangements; partially offset by

•	Premium rate increases.

Commercial Medical Care Ratio. The commercial medical care ratio includes the specialty HMOs and indemnity insurance results. The commercial medical care ratio for the three and six months ended June 30, 2000 increased as compared to the same periods in the prior year due to:

•	Higher costs in outpatient and emergency services primarily related to the shifting of contracts away from capitation to shared-risk arrangements; and

•	Higher prescription drug costs; partially offset by

•	Premium rate increases.

Marketing, General and Administrative Expenses. For the three and six months ended June 30, 2000, marketing, general and administrative expenses as a percentage of operating revenue decreased compared to the same periods in the prior year. The favorable impact of initiatives launched by our efficiency and effectiveness teams implemented in late 1999 include:

•	Cost improvements in our operations through technology applications and process redesign;

•	Lower costs on purchased vendor services through recontracting efforts;

•	Improved productivity; partially offset by

•	Increased investments in medical management, claims processing and underwriting.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Marketing, general and administrative expenses as a percentage of operating revenue	10.4%	10.8%	10.5%	10.8%

Impairment, Disposition, Restructuring, Office of Personnel Management (“OPM”) and Other Charges (Credits). We recognized net pretax charges of $3 million ($2 million or $0.05 diluted loss per share, net of tax) for the three months ended June 30, 2000. For the six months ended June 30, 2000, we recognized net pretax charges of $5 million ($3 million or $0.09 diluted loss per share, net of tax). See Note 5 of the Notes to Condensed Consolidated Financial Statements.

Operating Income. Factors contributing to the changes are discussed above.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Operating income as a percent of operating revenue	4.0%	4.4%	4.2%	4.5%

Net Investment Income. Net investment income increased approximately 21 percent for the three months ended and approximately 22 percent for the six months ended June 30, 2000 compared to the same periods in the prior year due to:

•	Higher average invested balances; and

•	Increases in short- and long-term interest rates.

Interest Expense. Interest expense increased significantly for the three months and six months ended June 30, 2000 compared to the same periods in the prior year due to:

•	Increased borrowings on our credit facility to fund our share repurchase program; and

•	Higher short-term interest rates combined with a higher interest fee structure in the credit facility amendment.

Provision for Income Taxes. The effective income tax rate was 41.8 percent for the three and six months ended June 30, 2000 compared with 41.4 percent for the three and six months ended June 30, 1999. The income tax rate increased primarily due to decreases in tax-exempt earnings.

Diluted Earnings Per Share. Diluted earnings per share for the three months ended June 30, 2000, excluding charges, was $2.01 compared to diluted earnings per share of $1.49 for the same period in the prior year. The charges were related to the impairment, disposition, restructuring, OPM and other charges of $0.05 diluted loss per share, net of tax. Diluted earnings per share for the six months ended June 30, 2000, excluding credits and charges, was $3.95 compared to diluted earnings per share of $3.10 for the same period in the prior year. The net credit of $0.05 diluted earnings per share, net of tax was related to the first quarter 2000 provider credit, partially offset by the impairment, disposition, restructuring, OPM and other charges. The combination of fewer weighted average number of shares outstanding and lower net investment income increased diluted earnings per share by $0.34 for the three months and $0.67 for the six months ended June 30, 2000 compared to the same periods in the prior year. Our operating income growth, excluding credits and charges, increased diluted earnings per share by $0.18 for the three and six months ended June 30, 2000 compared to the same periods in the prior year.

Liquidity and Capital Resources

Operating Cash Flows. Our consolidated cash, equivalents and marketable securities increased to $1.9 billion at June 30, 2000 from $1.8 billion at December 31, 1999. The combined increase in cash, equivalents and marketable securities was primarily related to our current-year earnings that were reinvested. Cash flows from operations, excluding the impact of deferred revenue increased $9 million to $235 million at June 30, 2000 from $226 million at June 30, 1999. The increase is primarily related to changes in assets and liabilities as discussed below in “Other Balance Sheet Change Explanations.”

Investing Activities. For the six months ended June 30, 2000, our investing activities provided $35 million in cash. This compared to $134 million used during the six months ended June 30, 1999. We sold more securities than we purchased in the current year, which resulted in the majority of the $169 million net increase over the prior year.

Financing Activities. For the six months ended June 30, 2000, we used $210 million of cash for financing activities compared to $114 million used for the same period in the prior year. The increase of $96 million in financing activities was the result of the following:

•	We repurchased 2.5 million shares of our common stock in 2000 for $117 million under our stock repurchase program. No shares were repurchased during the same period in 1999; and

•	We paid a net $103 million in 2000 on our long-term debt, including net credit facility payments of $105 million, during the first six months of 2000 compared to $75 million for the same period in 1999; partially offset because

•	We paid UniHealth Foundation $60 million in 1999 in consideration for UniHealth Foundation’s vote in favor of the reclassification of our stock and in consideration for the agreements and covenants contained in the stock repurchase agreement between PacifiCare and UniHealth Foundation. In addition, we incurred $2 million of expenses related to the reclassification of our common stock and the registration of the shares held by UniHealth Foundation. No consideration of this type was paid in 2000;

•	We received $8 million in 2000 from minority stockholders investing in SeniorCo, Inc.; and

•	We received $2 million in proceeds from issuing common shares in 2000 compared to $23 million in 1999.

Other Balance Sheet Change Explanations

Receivables, Net. Receivables, net increased $104 million from December 31, 1999 as follows:

•	$31 million net increase in premium receivables primarily due to premium rate increases;

•	$29 million net increase in provider receivables primarily as a result of our higher proportion of shared-risk hospital contracts;

•	$26 million net increase in other trade receivables primarily due to higher prescription drug rebate receivables as a result of the Harris membership and higher utilization; and

•	$18 million increase attributable to the Harris acquisition.

Goodwill and Intangible Assets, Net. Goodwill and intangible assets increased $56 million from December 31, 1999 as follows:

•	$83 million increase attributable to the Harris acquisition;

•	$14 million increase primarily attributable to membership acquisition and assumptions in Colorado and Washington; partially offset by

•	$41 million decrease attributable to goodwill and intangible amortization expense.

Medical Claims and Benefits Payable. Medical claims and benefits payable increased $203 million from December 31, 1999 as follows:

•	$97 million increase attributable to the Harris acquisition, including $22 million in loss contract reserves to be amortized through the fourth quarter of 2001;

•	$72 million increase in claims incurred but not yet reported for increases in shared-risk hospital arrangements;

•	$25 million increase in capitation primarily due to premium increases and membership retroactivity; and

•	$18 million increase in incentive liabilities primarily attributable to accruals for current-year settlements; partially offset by

•	$9 million net decrease in other provider liabilities.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities increased $26 million from December 31, 1999 primarily due to the timing of payment of the current year income tax provision.

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

Forward Looking Information Under the Private Securities Litigation Act Of 1995

This document contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, “may,” “will,” “could,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potentially,” “continue,” or “opportunity” or the negative of these terms or other comparable terminology. The statements about our plans, strategies, intentions, expectations and prospects contained throughout the document are forward-looking and are based on current expectations. Actual results may differ materially from those we predict as of the date of this report in the forward-looking statements. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends. In evaluating these statements, you should specifically consider factors, including the risks described below and in other parts of this document.

Membership and Premium Risk Factors. An unforeseen loss of profitable membership or a change in premium expectations could negatively affect our financial position, results of operations or cash flows. Factors that could contribute to the loss of membership or lower premiums include:

•	The inability of our marketing and sales plans to attract new customers or retain existing customers;

•	The effect of premium increases, benefit changes and member-paid supplemental premiums and copayments;

•	Our exit from certain markets;

•	Reductions in work force by existing customers;

•	Negative publicity and news coverage or threats of litigation;

•	Our failure to successfully complete and/or integrate contemplated acquisitions; and

•	The loss of key sales and marketing employees.

Health Care Costs. Our profitability depends, in part, on our ability to control health care costs while providing quality care. Our primary focus is securing cost-effective physician, hospital and other health care provider contracts to maintain our qualified network of providers in each geographic area we serve. In 2000, we expect our commercial health care cost trends to average eight to 10 percent and our Medicare health care cost trends to average seven to nine percent higher than in the prior year.

Since the end of 1998, our hospital providers have increasingly requested per diem, fee-for-service and shared-risk arrangements. As a result of this trend, the percentage of consolidated members under capitated arrangements for hospital contracts decreased from 85 percent at the end of 1998 to nearly 80 percent at the end of 1999. We expect members in contracts that are capitated for hospital services to be slightly less than 60 percent of our membership in 2000. We are also facing litigation from providers, namely a complaint filed by the California Medical Association, related to our contract terms, payment process and reimbursement rates. See Note 6 of the Notes to Condensed Consolidated Financial Statements.

We expect to increase the capitation rates we pay some of our medical and hospital providers to improve network stability and to reflect the increased cost of our capitated providers. To offset these increases, we have reduced benefits, increased copayments and instituted or increased member-paid supplemental premiums in certain markets for our Secure Horizons members. Furthermore, we have increased commercial premium rates to offset increased capitation rates. In addition, we will continue to invest in medical management resources throughout 2000 to improve the performance of our provider contracts. We expect members in contracts that are capitated for physician services to be slightly less than 90 percent of our membership in 2000.

We work closely with our provider partners to ensure the strength and quality of our network. Under fee-for-service contracts, we have no insolvency risk; however, we do have increased utilization risk. Under our capitated arrangements, we face the risk of a provider becoming insolvent. To minimize our insolvency risk, we have developed contingency plans that include shifting members to other providers and reviewing operational and financial plans to monitor financial stability. We believe our June 30, 2000 provider insolvency reserves, intended to pay for June 30, 2000 and prior health care services that may not be paid by insolvent or unstable providers, are adequate.

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

Medical Care Ratio Risk Factors. An increase in our consolidated medical care ratio could have an adverse effect on our profitability. Uncertainties that could have a negative impact on our medical care ratio include:

•	A change in the mix of our capitated, shared-risk and fee-for-service provider contracts;

•	Medical and prescription drug costs that rise faster than premium increases;

•	Increases in utilization and costs of medical and hospital services;

•	Our inability to successfully implement our new medical management initiatives including hospital utilization management initiatives;

•	The effect of federal and/or state legislation on our ability to secure cost-effective contracts with providers;

•	The effect of actions by competitors;

•	Termination of provider contracts, provider instability or renegotiations of such contracts at less favorable rates or terms of payment; and

•	Legislation that gives physicians collective bargaining power.

Legislation and Regulation. Recent changes in state and federal legislation have increased and will continue to increase the costs of regulatory compliance, and proposed changes in the law may negatively impact our financial and operating results. These changes may increase our health care costs, decrease our membership or otherwise adversely affect our revenues and our profitability. Regulation and enforcement is increasing both at the state and federal level. Increased regulations, mandated benefits and more oversight, audits and investigations may increase our administrative, litigation and health care costs. The following recent or proposed legislation, regulation or initiatives could materially affect our financial position:

•	New and proposed legislation that would hold HMOs liable for medical malpractice (including proposed federal legislation that would remove or limit the federal preemption set forth in ERISA that precludes most individuals from suing their employer-based health plans for causes of action based upon state law). To date, Arizona, California, Texas, Oklahoma and Washington have enacted legislation that may increase the likelihood of lawsuits against HMOs for malpractice liability;

•	Existing and proposed legislation that would limit our ability to manage care and utilization such as “any willing provider” and “direct access” laws;

•	New state and proposed federal laws mandating benefits including those that mandate equal coverage for mental health benefits, commonly called mental health parity;

•	Proposed federal regulations that place new restrictions and administrative requirements on the use, electronic retention, transmission and disclosure of personally identifiable health information;

•	New and proposed legislation that permit and would permit independent physicians to collectively bargain with health plans on a number of issues including financial compensation;

•	Proposed legislation to add a prescription drug benefit, provide payment relief for the Medicare+Choice program and regulate drug pricing by the state and federal government could include provisions that impact Secure Horizons;

•	Proposed legislation and regulation could also include adverse actions of governmental payors, including reduced Medicare premiums; discontinuance of, or limitation on, governmentally funded programs; recovery by governmental payors of previously paid amounts; the inability to increase premiums or prospective or retroactive reductions to premium rates for federal employees; and adverse regulatory actions;

•	New and increased initiatives at the DOJ, the Office of Inspector General of the United States Department of Health and Human Services, the Office of Inspector General of the United States Office of Personnel Management and the various enforcement divisions of the state regulatory agencies governing health care programs. These initiatives pursue both civil and criminal investigations against health care providers, payors, and pharmaceutical companies for misconduct relating to potential health care fraud and abuse, false claims, ERISA violations, violations of the Medicare program, overbilling of government programs, incorrect reporting of data, and improper denial or mismanagement of care;

•	Existing state legislation and regulation that may increase the financial capital requirements of providers who contract with HMOs to accept financial risk for health services. Proposed state legislation, regulation, or litigation that would otherwise limit our ability to capitate providers or delegate financial risk, utilization review, quality assurance or other medical decisions to our contracting providers; and

•	Existing state legislation and regulation that may require increases in minimum capital, reserves, and other financial liability requirements.

Industry Risk. Consumers are currently attacking practices of the HMO industry through a number of separate purported class action lawsuits against PacifiCare (see Note 6 of the Notes to Condensed Consolidated Financial Statements) and against other national HMOs. These lawsuits, including those filed to date against PacifiCare, may take years to resolve and, depending upon the outcomes of these cases, may cause or force changes in practices of the HMO industry. These cases also may cause additional regulation of the industry through new federal or state laws. These actions ultimately could adversely affect the HMO industry and could have a material effect on our financial position, results of operations or cash flows of a future period and prospects of PacifiCare.

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

Marketing, General and Administrative Risk Factors. The following factors could have an adverse impact on marketing, general and administrative expenses:

•	Our compliance with the Health Insurance Portability and Accountability Act of 1996;

•	Our need for additional advertising, marketing, administrative or management information systems expenditures;

•	The success of our marketing and sales plans to attract new customers;

•	Our need for increased claims administration for capitated providers;

•	Our need for additional unanticipated investments in medical management, claims processing and underwriting resources and technology;

•	Integration costs for acquisitions that exceed our expectations; and

•	Our inability to achieve the anticipated efficiencies and resulting cost savings.

Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). HIPAA includes administrative simplification provisions directed at simplifying electronic data interchange through standardizing transactions, establishing uniform health care provider, payer and employer identifiers and seeking protections for confidentiality and security of patient data. Proposed rules under HIPAA administrative simplification are expected to be released as final rules during 2000 for full implementation within two years from the date of each release. The administrative simplification requirements of HIPAA as currently proposed would require health plans, health care providers and health care clearing houses to communicate electronically using standardized formats. We are proceeding as if the proposed rules will be adopted as currently proposed. We have established a Program Management Office to implement the HIPAA administrative simplification requirements. The Program Management Office will design and manage a process to assess, develop and implement the HIPAA administrative simplification requirements. PacifiCare’s objective for the year is to complete our assessment of the HIPAA administrative simplification requirements and develop a plan for implementing acceptable compliance solutions. We are unable at this time to assess the cost of implementation of the HIPAA administrative simplification requirements.

Future Dispositions and Impairments. While we previously announced our decision to exit the Ohio operations, we may announce in the future other dispositions of assets as we continue to evaluate whether our subsidiaries or products fit within our strategy. We review long-lived assets for impairment when events or changes in business conditions indicate that we may be unable to recover such assets’ full carrying value. We consider assets to be impaired and write them down to fair value if we determine that the realizable value of long-lived assets such as property and equipment, real estate and goodwill are less than the value at which we carry such assets on our consolidated financial statements. Certain of our subsidiaries with operating losses will require more frequent monitoring during 2000. If one or more of these subsidiaries generates less operating cash flows than we currently expect, an impairment charge could be necessary. We cannot be certain that the dispositions and impairments will not result in additional pretax charges. We believe that any disposition or impairment losses would not materially affect our current consolidated financial position. However, the disposition or impairment losses could have a material effect on the results of operations or cash flows of a future period.

Weighted Average Number of Shares. The following factors could affect the weighted average number of shares calculation for 2000:

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

Each of our subsidiaries must submit the ACR proposals, generally by county or service area, to HCFA by July 1 for each Medicare+Choice plan offered in the subsequent year. In the normal course of business, all information submitted as part of the ACR process is subject to audit by HCFA. Beginning in January 2000, HCFA contracted with the Office of Inspector General of the United States Department of Health and Human Services to conduct more comprehensive audits on one-third of all ACR filings as mandated by law. We cannot be certain that any ongoing and future audits will be concluded satisfactorily. We may incur additional, possibly material, liability as a result of these audits. The incurrence of such liability could have a material effect on results of operations or cash flows of a future period.

Liquidity and Capital Resources. The terms of our credit facility permit us to repurchase up to $1 billion of our outstanding common stock. At June 30, 2000, we repurchased 12 million shares for $642 million under this provision. We plan to fund future share repurchases through a combination of cash flow and borrowings under our credit facility. Our ability to repay amounts owed under the credit facility depends on dividends from our subsidiaries. Nearly all of the subsidiaries are subject to HMO regulations or insurance regulations and may be subject to substantial supervision by one or more HMO or insurance regulators. Subsidiaries subject to regulation must meet or exceed various capital standards imposed by HMO or insurance regulations, which may from time to time impact the amount of funds the subsidiaries can pay to us. Our subsidiaries are not obligated to make funds available to us and creditors of our subsidiaries have superior claim to our subsidiaries’ assets. Additionally, from time to time, we advance funds in the form of a loan or capital contribution to our subsidiaries to assist them in satisfying federal or state financial requirements. If a federal or state regulator has concerns about the financial position of a subsidiary, a regulator may impose additional financial requirements on the subsidiary, which may require additional funding from us. We believe that cash flows from operations, existing cash equivalents, marketable securities and other financing sources will be sufficient to meet the requirements of the credit facility, stock repurchases and our business operations during the next twelve months.

Risk-Based Capital Requirements. The National Association of Insurance Commissioners has proposed that states adopt risk-based capital standards that, if implemented, would require new minimum capitalization limits for health care coverage provided by HMOs and other risk-bearing health care entities. To date, Colorado, Indiana, Oregon, Texas and Washington are the only states where we have operations that have adopted these standards. We do not expect this legislation to have a material impact on our consolidated financial position in the near future if other states where we operate adopt these standards. We believe that cash flows from operations will be sufficient to fund additional risk-based capital requirements. Further borrowings under the credit facility could be used for risk-based capital requirements, if necessary.

Stock Market Risk Factors. The market prices of the securities of PacifiCare and certain of the publicly held companies in the industry in which we operate have shown volatility and sensitivity in response to many factors, including:

•	Variations in our financial results;

•	General market conditions;

•	Investors’ perception of our business model and strategy, including the use of capitation and the mix of commercial and Medicare membership;

•	Changes in earnings estimates by industry research analysts;

•	Public communications regarding managed care;

•	Public announcements of market exits by competitor managed care companies;

•	Legislative or regulatory actions;

•	Health care cost trends;

•	Pricing trends;

•	Competition;

•	Earnings or membership reports of particular industry participants;

•	The outcome of class action lawsuits; and

•	Acquisition activity.

We cannot assure you of the level or stability of our share price at any time, or the impact the foregoing or any other factors may have on our share price. The market price of our common stock may decline significantly if our earnings results for any quarter are below the expectations of industry research analysts.

Other. Results may also differ materially from those projected, forecasted, estimated and budgeted by us due to adverse results in ongoing audits or in other reviews conducted by federal or state agencies or health care purchasing cooperatives; adverse results in significant litigation matters; and changes in interest rates causing changes in interest expense and net investment income.

Expectations. The following are updates to our 2000 expectations as reported in our March 31, 2000 Form 10-Q. Our current expectations do not reflect any potential upside with regard to payment reform for Medicare+Choice; nor do they include any potential expansion of Medicare membership from competitor exits in markets where we will remain in 2001.

•	We expect our consolidated medical care ratio for the year ended December 31, 2000 to be comparable to or slightly higher than the results for the second quarter of 2000 and our previously reported expectations.

•	We expect our marketing, general and administrative expense ratio to be less than the 11.1 percent reported for 1999.

There is no change to our 2000 diluted earnings per share expectation previously reported in our March 31, 2000 Form 10-Q, in which we stated that we expect diluted earnings per share growth of approximately 25 percent in 2000, compared to 1999 diluted earnings per share of $6.23.

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

None.

Item 3:  Defaults Upon Senior Securities

None.

Item 4:  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 22, 2000. On May 12, 2000, the record date for our annual meeting, there were 35,186,000 shares of common stock outstanding and entitled to vote. The stockholders approved the election of the nominees to PacifiCare’s Board of Directors as Class I Directors. The following is a statement of the number of votes cast.

Director	For	Withhold Authority

Alan R. Hoops	22,726,738	163,640
Gary L. Leary	22,722,812	167,566
Warren E. Pinckert, II	22,724,481	165,897
David A. Reed	22,717,645	172,733

Item 5:  Other Information

•	In our Proxy Statement for the Annual Stockholders’ Meeting held on June 22, 2000, Lloyd E. Ross was incorrectly reported as having attended fewer than 75 percent of the total number of meetings held by all committees of the Board on which he served. Mr. Ross attended all board and board committee meetings he was required to attend in 1999. In addition, the members of the Board of Directors who are not full-time employees of PacifiCare receive, as compensation for their services, an annual retainer fee of $35,000, not $25,000 as reported in our Proxy Statement.

•	On June 22, 2000, we announced the appointment of Robert W. O’Leary as President and Chief Executive Officer of PacifiCare Health Systems, Inc.

•	On July 17, 2000, Alan R. Hoops and Jack R. Anderson retired as directors of PacifiCare. Robert O’Leary was appointed to the Board of Directors on July 31, 2000.

•	On July 18, 2000, we announced the appointments of Howard G. Phanstiel as Executive Vice President and Chief Financial Officer and Bary G. Bailey as Executive Vice President and Chief Strategic Officer of PacifiCare Health Systems, Inc.

•	On August 7, 2000, Richard E. Badger resigned from the position of President and Chief Executive Officer of PacifiCare of California and Regional Vice President of the Western Region.

•	On August 7, 2000, we appointed Christopher P. Wing as President and Chief Executive Officer of PacifiCare of California and Regional Vice President of the Western Region.

•	On August 9, 2000, Linda M. Lyons, M.D., resigned from the position of Senior Vice President of Health Care Services and Chief Medical Officer.

Item 6:  Exhibits and Reports on Form 8-K

(a)  Exhibit Index

Exhibit
Number	Description

10.1	Senior Executive Employment Agreement, dated as of April 3, 2000, between the Registrant and Bradford A. Bowlus.
10.2	Senior Executive Employment Agreement, dated as of July 17, 2000, between the Registrant and Howard G. Phanstiel.
10.3	First Amendment to Senior Executive Employment Agreement, dated as of July 17, 2000, between the Registrant and Howard G. Phanstiel.
10.4	Senior Executive Employment Agreement, dated as of July 17, 2000, between the Registrant and Bary G. Bailey.
10.5	First Amendment to Senior Executive Employment Agreement, dated as of July 17, 2000, between the Registrant and Bary G. Bailey.
15	Letter re: Unaudited Interim Financial Information
20	Independent Accountants’ Review Report
27	Financial Data Schedule (filed electronically)

(b)  Reports on Form 8-K:

On April 14, 2000, we filed a Form 8-K/A related to our acquisition of Harris Methodist Texas Health Plan, Inc. and Harris Methodist Health Insurance Company, Inc.

On June 28, 2000, we filed a Form 8-K in connection with the appointment of Robert W. O’Leary as President and Chief Executive Officer of PacifiCare Health Systems, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICARE HEALTH SYSTEMS, INC.
(Registrant)

Date: August 10, 2000

By:	/s/MARY C. LANGSDORF

Mary C. Langsdorf
Senior Vice President of Finance and
Corporate Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Senior Executive Employment Agreement, dated as of April 3, 2000, between the Registrant and Bradford A. Bowlus.
10.2	Senior Executive Employment Agreement, dated as of July 17, 2000, between the Registrant and Howard G. Phanstiel.
10.3	First Amendment to Senior Executive Employment Agreement, dated as of July 17, 2000, between the Registrant and Howard G. Phanstiel.
10.4	Senior Executive Employment Agreement, dated as of July 17, 2000, between the Registrant and Bary G. Bailey.
10.5	First Amendment to Senior Executive Employment Agreement, dated as of July 17, 2000, between the Registrant and Bary G. Bailey.
15	Letter re: Unaudited Interim Financial Information
20	Independent Accountants’ Review Report
27	Financial Data Schedule (filed electronically)