Form 10-Q
period 2000-09-30
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 2000-11-13
CIK 1027974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

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

Yes  [X]          No  [   ]

There were approximately 34,164,000 shares of common stock outstanding on October 31, 2000.

PACIFICARE HEALTH SYSTEMS, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share data)

	September 30,	December 31,
	2000	1999

	(unaudited)
ASSETS

Current assets:

Cash and equivalents	$489,418	$849,064

Marketable securities	925,725	999,194

Receivables, net	391,853	306,652

Prepaid expenses and other current assets	42,204	48,412

Deferred income taxes	152,033	141,169

Total current assets	2,001,233	2,344,491

Property, plant and equipment at cost, net	211,217	177,521

Marketable securities-restricted	92,818	86,471

Goodwill and intangible assets, net	2,283,820	2,244,243

Other assets	35,102	31,295

	$4,624,190	$4,884,021

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Medical claims and benefits payable	$1,143,700	$795,200

Accounts payable and accrued liabilities	420,947	425,171

Unearned premium revenue	64,904	565,815

Long-term debt due within one year	151	—

Total current liabilities	1,629,702	1,786,186

Long-term debt due after one year	836,460	975,000

Deferred income taxes	141,284	127,469

Other liabilities	20,792	17,314

Minority interest	1,938	333

Stockholders’ equity:

Common stock, $.01 par value; 200,000 shares authorized; issued 46,941 shares in 2000 and 46,803 shares in 1999.	469	468

Additional paid-in capital	1,616,273	1,597,485

Accumulated other comprehensive loss	(14,413)	(24,396)

Retained earnings	1,077,198	928,152

Treasury stock, at cost; 12,779 shares in 2000 and 9,551 shares in 1999	(685,513)	(523,990)

Total stockholders’ equity	1,994,014	1,977,719

	$4,624,190	$4,884,021

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	Three Months Ended
	September 30,

	2000	1999

Revenue:

Medicare premiums	$1,591,062	$1,479,811

Commercial premiums	1,242,677	1,007,721

Other income	34,182	30,385

Total operating revenue	2,867,921	2,517,917

Expenses:

Health care services:

Medicare services	1,448,333	1,292,320

Commercial services	1,092,366	815,378

Total health care services	2,540,699	2,107,698

Marketing, general and administrative expenses	303,043	280,867

Amortization of goodwill and intangible assets	20,938	18,849

Impairment, disposition, restructuring and other charges (credits)	(6,821)	(2,233)

Operating income	10,062	112,736

Net investment income	28,443	20,304

Interest expense	(19,252)	(9,742)

Minority interest in consolidated subsidiary	252	—

Income before income taxes	19,505	123,298

Provision for income taxes	14,286	54,041

Net income	$5,219	$69,257

Basic earnings per share	$0.15	$1.54

Diluted earnings per share	$0.15	$1.54

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	Nine Months Ended
	September 30,

	2000	1999

Revenue:

Medicare premiums	$4,762,494	$4,370,090

Commercial premiums	3,658,663	2,967,821

Other income	103,610	86,662

Total operating revenue	8,524,767	7,424,573

Expenses:

Health care services:

Medicare services	4,230,991	3,813,213

Commercial services	3,085,348	2,411,868

Total health care services	7,316,339	6,225,081

Marketing, general and administrative expenses	899,551	809,079

Amortization of goodwill and intangible assets	62,321	56,717

Impairment, disposition, restructuring and other charges (credits)	1,544	(2,233)

Office of Personnel Management credits	(2,964)	—

Operating income	247,976	335,929

Net investment income	77,955	60,747

Interest expense	(59,684)	(29,547)

Minority interest in consolidated subsidiary	383	—

Income before income taxes	266,630	367,129

Provision for income taxes	117,584	154,987

Net income	$149,046	$212,142

Basic earnings per share	$4.21	$4.67

Diluted earnings per share	$4.18	$4.64

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)

	Nine Months Ended
	September 30,

	2000	1999

Operating activities:

Net income	$149,046	$212,142

Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:

Amortization of goodwill and intangible assets	62,321	56,717

Depreciation and amortization	33,727	31,011

Loss on disposal of property, plant and equipment	4,857	6,406

Provision for doubtful accounts	4,732	294

Deferred income taxes	(3,588)	38,803

Office of Personnel Management credits	(2,964)	—

Tax benefit realized upon exercise of stock options	1,664	4,943

Impairment, disposition, restructuring and other charges (credits)	1,544	(2,233)

Minority interest in consolidated subsidiary	(383)	(22)

Changes in assets and liabilities, net of effects from acquisitions:

Receivables, net	(71,426)	(26,809)

Prepaid expenses and other assets	3,356	(13,709)

Medical claims and benefits payable	244,486	106,955

Accounts payable and accrued liabilities	(15,154)	(38,234)

Unearned premium revenue	(507,158)	(454,735)

Net cash flows used in operating activities	(94,940)	(78,471)

Investing activities:

Sale (purchase) of marketable securities, net	97,473	(189,197)

Purchase of property, plant and equipment	(73,934)	(48,049)

Purchase of marketable securities-restricted	(6,076)	(4,360)

Net cash acquired from (paid for) acquisitions	4,745	(18,581)

Proceeds from the sale of property, plant and equipment	3,034	13,198

Net cash flows provided by (used in) investing activities	25,242	(246,989)

Financing activities:

Principal payments on long-term debt	(400,198)	(75,093)

Proceeds from borrowings of long-term debt	261,809	50,000

Common stock repurchases	(161,774)	(158,203)

Cash received from minority stockholders	8,108	—

Proceeds from issuance of common stock and treasury stock	2,107	22,594

Common stock reclassification payments to UniHealth Foundation	—	(61,881)

Net cash flows used in financing activities	(289,948)	(222,583)

Net decrease in cash and equivalents	(359,646)	(548,043)

Beginning cash and equivalents	849,064	724,636

Ending cash and equivalents	$489,418	$176,593

See accompanying notes.

Table continued on next page.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
(amounts in thousands)

	Nine Months Ended
	September 30,

	2000	1999

Supplemental cash flow information:

Cash paid during the year for:

Income taxes, net of refunds	$119,003	$156,367

Interest	$61,307	$28,935

Supplemental schedule of noncash investing and financing activities:

Stock-based compensation	$9,149	$7,226

Details of accumulated other comprehensive income (loss):

Change in marketable securities	$16,522	$(41,471)

Less change in deferred income taxes	(6,539)	14,609

Change in stockholders’ equity	$9,983	$(26,862)

Details of businesses acquired in purchase transactions:

Fair value of assets acquired	$264,284	$18,581

Less liabilities assumed or created	(135,238)	—

Cash paid for fair value of assets acquired	129,046	18,581

Less cash acquired from acquisitions	(133,791)	—

Net cash (acquired from) paid for fair value of assets acquired	$(4,745)	$18,581

See accompanying notes.

Table continued from previous page.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(unaudited)

1. Basis of Presentation

Organization. PacifiCare Health Systems, Inc. is one of the nation’s largest health care services companies, serving approximately 4 million members in the Medicare and commercial lines of business. Following the rules and regulations of the Securities and Exchange Commission (“SEC”), we omit footnote disclosures that would substantially duplicate the disclosures contained in the annual audited financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and the notes included in our December 31, 1999 Annual Report on Form 10-K, filed with the SEC in March 2000.

Quarterly Unaudited Information. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, needed to present fairly the financial results for these interim periods. The consolidated results of operations presented for the interim periods are not necessarily indicative of the results for a full year.

Use of Estimates for Health Care Costs. In the third quarter 2000, we received additional claims information relating to new shared-risk provider contracts. Our year-to-date experience indicates that daily hospital costs under the new shared-risk arrangements are generally consistent with expectations. However, member utilization is considerably higher than in calendar year 1999. The number of members covered by shared-risk hospital contracts has increased from more than 800,000 on December 31, 1999 to approximately 2 million as of September 30, 2000. The combination of these factors more than offset the ability of our increased medical staffing in 2000 to manage health care costs.

This claims information impacted our medical claims and benefits payable estimates. Third quarter health care costs include $24 million of changes in estimates for shared-risk claims incurred but not reported, relating to the first and second quarters of 2000.

Reclassifications. We made certain reclassifications to prior period amounts to conform to the current year presentation.

2. Acquisitions and Dispositions

2000 Acquisitions. On February 1, 2000, we completed our acquisition of Harris Methodist Texas Health Plan, Inc. and Harris Methodist Health Insurance Company, Inc. (together, “Harris”), a health plan and insurance company in Texas, for an approximate purchase price of $122 million. This acquisition added approximately 250,000 commercial members and 50,000 Medicare members to our Texas health maintenance organization (“HMO”) and was accounted for as a purchase. The related goodwill and acquired intangible assets are being amortized over periods ranging from three to 30 years. The operating results of these entities are included in our consolidated financial statements from the acquisition date.

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

2000 Dispositions. In June 2000, we announced our intention to exit our Ohio HMO operations. This plan will affect approximately 42,400 commercial members and 4,700 Medicare members located in Ohio and Kentucky. We anticipate the exit will be completed by January 2001. We entered into an agreement with Anthem Blue Cross and Blue Shield to assist in transitioning Ohio’s commercial membership. Medicare members will have a choice of another Medicare+Choice HMO or traditional fee-for-service Medicare. In connection with the disposition, we recognized pretax charges of approximately $4 million

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
SEPTEMBER 30, 2000
(unaudited)

($2 million or $0.07 diluted loss per share, net of tax). See Note 5 “Impairment, Disposition, Restructuring, Office of Personnel Management and Other Charges (Credits).”

1999 Acquisitions. In September 1999, we acquired ANTERO Health Plans in Colorado for a purchase price of $14 million. This acquisition added approximately 32,000 commercial members and 4,000 Medicare members to our Colorado HMO. In February 1999, we assumed approximately 15,000 commercial members in Texas for $4 million. These acquisitions were accounted for as purchases with substantially the entire purchase price allocated to goodwill and other acquired intangible assets. The goodwill and acquired intangible assets are being amortized over periods ranging from three to 20 years. The operating results of these entities are included in our consolidated financial statements from the acquisition date.

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,

	1999	2000	1999

	(unaudited)

	(amounts in thousands, except per share data)

Total operating revenue	$2,712,340	$8,582,665	$7,993,819

Income before income taxes	$85,965	$259,004	$298,601

Net income	$46,708	$144,440	$170,751

Basic earnings per share	$1.04	$4.08	$3.75

Diluted earnings per share	$1.04	$4.05	$3.73

3. Long-Term Debt

Beginning January 1, 1999, and continuing through the January 1, 2002 final maturity date, the amount available to be borrowed under our credit facility declines incrementally every six months. The next mandatory incremental reduction will occur on January 1, 2001. At that time the total amount available for borrowing will be $950 million. At September 30, 2000, we had an outstanding balance of $735 million. After the mandatory reduction, $215 million will be available for additional borrowings under the credit facility. The facility also requires mandatory step-down payments if the principal balance exceeds certain thresholds. Based on the September 30, 2000 balance, no payments are required until the final maturity date.

Interest under the credit facility is variable and is presently based on the London Interbank Offered Rate (“LIBOR”) plus a spread. Based on the outstanding balance at September 30, 2000, the average overall rate, excluding the facility fee, was 7.8 percent. The terms of the credit facility contain various covenants, usual for financings of this type, including a minimum net worth requirement, a minimum fixed charge requirement, leverage ratios and limits on the amount of stock we may repurchase. At September 30, 2000, we were in compliance with all such covenants. We also have $100 million in senior notes outstanding that we assumed when we acquired FHP International Corporation in 1997. These notes mature on September 15, 2003 and bear an interest rate of seven percent payable semiannually.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
SEPTEMBER 30, 2000
(unaudited)

During the quarter, we reduced our outstanding long-term debt by $35 million. This resulted in a debt to equity ratio of just under 30 percent.

4. Stockholders’ Equity

Minority Interest. In June 2000, PacifiCare and Compaq Computer Corporation (“Compaq”) agreed to jointly invest up to approximately $19 million in a newly formed Internet company for seniors called SeniorCo, Inc. PacifiCare has majority ownership of approximately 80 percent of the outstanding voting shares at September 30, 2000. We will contribute up to $5 million in cash ($3 million was contributed as of September 30, 2000), as well as certain assets, such as marketing support and management personnel. Compaq will contribute up to $14 million in cash ($8 million was contributed as of September 30, 2000). The operating results of this entity are included in our consolidated financial statements from the date of its formation, partially offset by the portion of operating results allocated to minority stockholders.

Stockholder Rights Agreement. In November 1999, our board of directors adopted a stockholder rights agreement to protect stockholder rights in the event of a proposed takeover. The board of directors declared a dividend of one right for each share of our common stock outstanding as of November 19, 1999. The right entitles the registered holder to purchase from PacifiCare   1/100 of a share of Series A junior participating preferred stock at a price of $180 per   1/100 of a preferred share. Similar rights will generally be issued in respect of common stock issued after November 19, 1999.

Treasury Stock. In October 1999, our board of directors approved a stock repurchase program that allows us to repurchase up to 12 million shares of our outstanding common stock, including any shares purchased from UniHealth Foundation, a non-profit public benefit corporation and our largest stockholder (see “UniHealth Foundation Stock Purchase Agreement” below). To purchase these shares, we negotiated an amendment to our existing credit facility that increases the maximum allowable amount of share repurchases to $1 billion from $500 million. We may fund the stock repurchase program through a combination of cash flows from operations, additional borrowings under the credit facility and long- and short-term debt. We have temporarily suspended the repurchase of our shares on the open market.

As of September 30, 2000, we held approximately 13 million treasury shares totaling $686 million. These shares were purchased pursuant to the October 1999 program discussed above and prior repurchase programs. We have reissued, and will continue to reissue these shares for our employee benefit plans or for other corporate purposes.

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

Prior to the combination and reclassification of our Class A and Class B common stock, UniHealth Foundation owned approximately 40 percent of our voting Class A common stock and approximately one percent of our non-voting Class B common stock. As of September 30, 2000, UniHealth Foundation owned approximately 16 percent of our outstanding voting common stock. In consideration for UniHealth Foundation’s vote in favor of the amended and restated certificate of incorporation, and in consideration of the agreements and covenants contained in the stock purchase agreement discussed below, we paid UniHealth Foundation $60 million in June 1999, when our stockholders approved the amended and restated certificate of incorporation. We also incurred $2 million of expenses related to the reclassification

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
SEPTEMBER 30, 2000
(unaudited)

of our common stock and the registration of the shares held by UniHealth Foundation. These amounts were recorded as a reduction of stockholders’ equity in 1999.

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

				Aggregate
				Repurchase
		Per Share		Price Range

Approximate Purchase Date	Shares	Low	High	Low	High

				(amounts in
				millions)

August 9, 1999(1)	1,000,000	$70	$120	$70	$120

November 15, 1999(1)	1,000,000	$75	$120	75	120

February 15, 2000(1)	750,000	$75	$120	56	90

May 15, 2000(1)	750,000	$75	$120	56	90

August 15, 2000(2)	750,000	$75	$120	56	90

November 15, 2000	750,000	$75	$120	56	90

February 15, 2001	909,500	$75	$120	68	109

Repurchase shares	5,909,500			$437	$709

(1)	We did not purchase the August 1999, November 1999, February 2000, or the May 2000 installments because the average stock price, as defined above, was less than $75 per share and UniHealth Foundation did not elect to sell the shares for the average stock price. For any unpurchased installments, we have no further obligation to buy, and UniHealth Foundation has no further obligation to sell us the shares. We do, however, have a right of first refusal to purchase the installments should UniHealth Foundation decide to sell.

(2)	On August 30, 2000, we purchased the August 2000 installment of 750,000 shares at $59.82 per share, based on the average stock price, as defined above for a total of $45 million.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
SEPTEMBER 30, 2000
(unaudited)

5.	Impairment, Disposition, Restructuring, Office of Personnel Management (“OPM”) and Other Charges (Credits)

We recognized net pretax charges (credits) for the nine months ended September 30, 2000 and 1999 as follows:

				Diluted Loss
	Quarter	Pretax Charges	Net-of-Tax	(Earnings)
	Recognized	(Credits)	Amount	Per Share

	(amounts in millions, except per share data)

2000

Restructuring charge	First	$9.0	$5.2	$0.14

Other changes in estimates	First	(3.4)	(2.0)	(0.05)

Total impairment, disposition, restructuring and other charges		5.6	3.2	0.09

OPM credits	First	(3.0)	(1.7)	(0.05)

	Total First	2.6	1.5	0.04

Loss on disposition of Ohio HMO	Second	3.8	2.2	0.06

Restructuring change in estimate	Second	(1.0)	(0.6)	(0.01)

Total impairment, disposition, restructuring and other charges	Total Second	2.8	1.6	0.05

Gain from license termination agreement	Third	(6.9)	(3.8)	(0.11)

Loss on disposition of Ohio HMO	Third	0.5	0.2	0.01

Restructuring change in estimate	Third	(0.4)	(0.2)	(0.01)

Total impairment, disposition, restructuring and other credits	Total Third	(6.8)	(3.8)	(0.11)

Total net year-to-date impairment, disposition, restructuring, OPM and other credits		$(1.4)	$(0.7)	$(0.02)

1999

Ohio HMO goodwill impairment	Third	$14.1	$11.3	$0.25

Utah HMO changes in estimates	Third	(10.7)	(6.3)	(0.14)

Other disposition changes in estimates	Third	(5.6)	(3.3)	(0.07)

Total impairment, disposition, restructuring and other credits	Total Third	$(2.2)	$1.7	$0.04

2000. For the nine months ended September 30, 2000, we recognized net pretax credits of $1 million as described below.

•	Gain from license termination agreement. In the third quarter, we recognized other credits of $7 million for a gain from a license termination agreement relating to our subsidiary, Secure Horizons USA, Inc. This gain is a result of an early termination of the license agreement between Presbyterian Healthcare Services, Inc. and Secure Horizons USA, Inc. We expect Presbyterian Healthcare Services, Inc. to pay the termination fee by the end of 2000.

•	Loss on Disposition. In the second quarter, we recognized disposition charges of $4 million to exit our Ohio HMO operations. The charge included severance and legal costs. In the third quarter, we

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
SEPTEMBER 30, 2000
(unaudited)

recognized additional disposition charges of $0.5 million as a result of changes in estimated legal costs. See Note 2 “Acquisitions and Dispositions.”

•	Other Changes in Estimates. In the first quarter, we recognized other credits for changes in estimates of $3 million. We successfully settled certain contingencies related to acquisitions and dispositions in 1997 and 1998 including pending and threatened litigation, as well as indemnifications made to the buyers of sold subsidiaries.

•	OPM Credits. In the first quarter, we recognized OPM credits of $3 million as a result of Oklahoma HMO premiums received from rate reconciliations re-filed for years 1996 and 1997.

•	Restructuring Charge. In January 2000, we announced a plan to strengthen our operations and improve our competitive advantage and growth opportunities. In connection with this plan, we recognized restructuring charges of $9 million in the first quarter of 2000. The restructuring charge included severance and related employee benefits for approximately 270 employees whose positions were or will be eliminated by December 31, 2000. The majority of the terminations were in the sales and marketing and human resources departments where the corporate and regional functions were centralized and consolidated. In the second quarter, we recognized a credit for a change in estimate of $1 million and in the third quarter, we recognized a credit for a change in estimate of $0.4 million. This was as a result of employees who accepted other positions within the company and employees who resigned. The remaining 22 employees will be terminated by December 31, 2000. We paid approximately $1 million to terminated employees during the quarter ended September 30, 2000.

Approximately $2 million of the September 30, 2000 restructuring balance will be paid by the end of 2000, with the remainder to be paid in 2001. We plan to use cash flows from operations to fund the restructuring payments. We expect net annualized marketing, general and administrative salary savings of approximately $10 million from the centralization and consolidation of corporate and regional functions.

The following table presents the activity for the nine months ended September 30, 2000:

			Change in	Balance at
	Pretax Charge	Payments	Estimate	September 30, 2000

	(amounts in millions)

2000

Restructuring charge	$9.0	$(3.8)	$(1.4)	$3.8

1999. For the nine months ended September 30, 1999, we recognized net pretax credits of $2 million as described below.

•	Ohio HMO Goodwill Impairment. We recognized $14 million of Ohio HMO goodwill impairment charges. Third quarter operating losses, provider contract terminations and a lower membership base do not support the recoverability of goodwill. The majority of the impairment is not deductible for income tax purposes.

•	Utah HMO Changes in Estimates. We recognized $11 million of disposition credits. When we sold our Utah HMO, we retained responsibility for all medical claims and benefits payable for services rendered through September 30, 1998. Payments made through September 30, 1999, plus our current estimate of claims incurred but not reported, were $7 million less than original reserves existing at disposition. In addition, $4 million of severance, legal, and receivable reserves were settled for amounts less than originally estimated.

•	Other Disposition Changes in Estimates. We recognized $6 million of other disposition credits for changes in estimates. We have or expect to successfully settle certain contingencies related to other

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
SEPTEMBER 30, 2000
(unaudited)

dispositions from 1996 to 1998. Contingencies include pending and threatened litigation as well as indemnifications made to the buyers of sold subsidiaries.

6. Commitments and Contingencies

Provider Instability and Insolvency. Provider reserves include write-offs of certain uncollectable receivables from our providers and the estimated cost of unpaid health care claims normally covered by our capitation payments. Depending on state laws, we may be held liable for unpaid health care claims that were contractually the responsibility of the capitated provider. The balance of our provider insolvency reserves included in medical claims and benefit payable was $41 million at September 30, 2000 and $46 million at December 31, 1999.

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

•	MedPartners Network. The California Department of Managed Health Care (“DMHC”; a newly created department assuming the managed care regulatory authority of the Department of Corporations) entered into a settlement with Alabama-based Caremark Rx, Inc. (“Caremark”; formerly MedPartners, Inc.) regarding its California subsidiary, MedPartners Network (“MPN”). MPN was a provider organization licensed by the DMHC that arranged health care services for HMO members through arrangements between HMOs and health care providers, such as hospitals and physician groups. MPN was one of our significant provider networks in California. In March 1999, California regulators seized MPN and appointed a conservator to oversee MPN. The conservator placed MPN in bankruptcy.

In June 1999, the State of California, the DMHC, MPN and Caremark entered into an Operations and Settlement Agreement to ensure continuing patient care and to resolve certain claims by and against MPN and Caremark. We agreed to participate in the agreement, which required us to waive or subordinate certain claims against MPN in exchange for waivers of claims against us in connection with services provided by MPN or its affiliates in California. MPN ceased doing business and all of MPN’s affiliated medical groups in California were sold.

In connection with the MPN bankruptcy, we asserted claims against MPN for amounts owed by MPN. In September 2000, the MPN Chapter 11 Plan of Reorganization was confirmed by the bankruptcy court. As a result, we received $2 million in approved claims payments. We are also engaged in negotiations to accept additional claim payments from a third party of $5 million. If these negotiations are not successfully completed by December 15, 2000, we will receive $4 million in approved claims directly from MPN.

•	KPC Medical Management. In the second quarter of 2000, we, along with other HMOs loaned approximately $12 million to KPC Medical Management, Inc. (“KPC”), a purchaser of some of the MPN practices, and Chaudhuri Medical Corporation, an affiliate of KPC. Our portion of the loan was approximately $3 million and was made and fully reserved during the second quarter of 2000. The principal and interest of the loan are guaranteed by Caremark.

In the third quarter of 2000, we, along with six other HMOs loaned approximately $30 million to real estate entities affiliated with KPC. Our portion of this loan was approximately $10 million. A portion of

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
SEPTEMBER 30, 2000
(unaudited)

each plan’s loan was used to pay outstanding provider claims for its members and operating expenses of certain KPC medical entities.

Because KPC is experiencing member and physician attrition, we believe that it is unlikely that KPC and its affiliates will be in a position to repay these loans. Therefore, we have fully reserved both loans. We continue to monitor the financial condition of KPC and its affiliates and cannot be certain that our loans are the extent of our exposure. We believe that any ultimate insolvency liability would not materially affect our consolidated financial position. However, our evaluation of the likely impact of claims asserted against us could change in the future and an unfavorable outcome, depending on the amount and timing, could have a material effect on our results of operations or cash flows for a future period.

OPM and Related Litigation. Our HMO subsidiaries have commercial contracts with OPM to provide managed health care services to federal employees, annuitants and their dependents under the Federal Employee Health Benefits Plan (“FEHBP”). Rather than negotiating rates with HMOs, OPM requires HMOs to provide the FEHBP with rates comparable to the rates charged to the two employer groups with enrollment closest in size to the FEHBP in the applicable community after making required adjustments. OPM further requires that every HMO certify each year that its rates meet these requirements.

Periodically, OPM’s Office of Inspector General (“OIG”) audits each HMO to verify that the premiums charged are calculated and charged in compliance with these regulations and guidelines. Each audit encompasses a period of up to six years. Following the government’s initial on-site audit, OPM will provide the HMO with a post-audit briefing indicating its preliminary results. Interpretations of the rating regulations and audit findings often raise complex issues. The final resolution and settlement of audits have historically taken more than three years and as many as seven years.

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

Prior to our acquisitions of FHP International Corporation (“FHP”), the former FHP HMO subsidiary, TakeCare of California (“TakeCare”), was audited by the OIG. The OIG issued a draft audit report in September 1996 alleging that TakeCare overcharged the government. TakeCare responded to this draft audit in January 1997, questioning many of the auditors’ calculations and assumptions. In August 1999, we were notified that the auditors had referred some allegations to the DOJ for review of potential claims under the False Claims Act. We do not agree with the auditors’ interpretations of the applicable rules and guidelines or their method of calculating rates for the applicable period, and we do not believe there is any

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
SEPTEMBER 30, 2000
(unaudited)

evidence that TakeCare of California engaged in any action that would violate the False Claims Act. We are negotiating with the DOJ to amicably resolve all claims relating to this audit.

In July 1999, we received a subpoena from the OIG for documentation regarding contracts between OPM and any of the HMOs owned by FHP that related to the contract years 1990 through 1997. Several of these contract years have already been audited, but are not yet settled, including the California audit discussed above. We believe we have complied with this subpoena, subject to certain disputed items. We believe that the DOJ is investigating whether to assert claims under the False Claims Act related to the FHP plans for these years. The government may also seek reimbursement for alleged overcharges by FHP plans that have not been audited. Finally, the government may seek treble damages and/or other remedies under the False Claims Act. We have initiated negotiations with the DOJ to amicably resolve these claims.

OPM has conducted an audit of our Oregon HMO subsidiary for the years 1991 through 1996. We have been notified that the auditors referred some allegations to the DOJ for review of potential claims under the False Claims Act.

We intend to continue to negotiate with OPM on any existing or future unresolved matters to attain a mutually satisfactorily result. We cannot be certain that any ongoing future negotiations will be concluded satisfactorily, that additional audits will not be referred to the DOJ or that additional, possible material, liabilities will not be incurred. Such liability could have a material effect on our results of operations or cash flows of a future period if resolved unfavorably.

Class Action Legal Proceedings. On November 2, 1999, Jose Cruz filed a purported class action complaint against PacifiCare, our California subsidiary, and FHP in the San Francisco Superior Court. On November 9, 1999, Cruz filed a first amended purported class action complaint that omitted FHP as a defendant. The amended complaint relates to the period from November 2, 1995 to the present and purports to be filed on behalf of all enrollees in our health care plans operating in California other than Medicare and Medicaid enrollees. The amended complaint alleges that we have engaged in unfair business acts in violation of California law, engaged in false, deceptive and misleading advertising in violation of California law and violated the California Consumer Legal Remedies Act. It also alleges that we have received unjust payments as a result of our conduct. The amended complaint seeks injunctive and declaratory relief, an order requiring the defendants to inform and warn all California consumers regarding our financial compensation programs, unspecified monetary damages for restitution of premiums and disgorgement of improper profits, attorneys’ fees and interest. We moved to compel arbitration and the court denied our motion. We have filed an appeal on this denial and deny all material allegations in the amended complaint and intend to defend the action vigorously.

On November 22, 1999, Debbie Hitsman filed a purported class action complaint against PacifiCare in the United States District Court for the Southern District of Mississippi, Hattiesburg Division. The complaint relates to the period from November 22, 1995 to the present and purports to be on behalf of all enrollees in our health care plans other than Medicare and Medicaid enrollees. The complaint alleges causes of action for violations of the Racketeer-Influenced and Corrupt Organizations Act and Employee Retirement Income Security Act of 1974 (“ERISA”). The complaint seeks an unspecified amount of compensatory and treble damages, injunctive and restitutionary relief, attorneys’ fees, the imposition of a constructive trust and interest. On June 23, 2000, Hitsman filed and served an additional complaint in the United States District Court for the Southern District of Miami as a purported part of a multi-district litigation proceeding against another managed care company, Humana. Subsequently, Dr. Dennis Breen and other doctors joined the Florida proceeding making allegations similar to those from other providers (see “Industry Litigation” below).

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
SEPTEMBER 30, 2000
(unaudited)

In October 2000, the multi-district litigation panel consolidated the Hitsman cases, the Breen case, and certain provider cases in the Southern District of Florida. We have filed motions in the Southern District of Florida to compel arbitration, to dismiss and to transfer the cases to California. The court had not ruled on our motions as of the date of this report. In addition, in September 2000, Hitsman and the other plaintiffs filed a motion for class certification, which we intend to oppose. We deny all material allegations and intend to defend the actions vigorously.

In 1997, Tim Brady and other individuals filed a purported class action suit against PacifiCare, several PacifiCare officers and several former officers of FHP in the United States District Court for the Central District of California. In addition, in 1997, Brady and other individuals filed a purported class action suit against PacifiCare and several PacifiCare officers and several former officers of FHP in the Orange County Superior Court. Finally, in 1997, William Madruga and another individual filed a purported class action suit against PacifiCare and several of its directors and officers in the United States District Court for the Central District of California. Each of the complaints related to the period from the date of proxy statement for the FHP acquisition through our November 1997 announcement that earnings for the fourth quarter of 1997 would be lower than expected. These complaints primarily alleged that we previously omitted and/or misrepresented material facts with respect to our costs, earnings and profits. The trial courts dismissed both of the Brady cases and these cases are concluded following the plaintiff’s dismissal of appeals. In November 1999 and again in May 2000, the court dismissed the Madruga case in part without permission to amend and in part with permission to amend the complaint. The plaintiffs have filed a third amended complaint and we have filed another motion to dismiss, which is set for hearing on January 8, 2001. We deny all material allegations and intend to defend the actions vigorously.

Industry Litigation. On May 25, 2000, the California Medical Association (“CMA”) filed a complaint against PacifiCare and against other health plans in the United States District Court for the Northern District of California. At approximately the same time, Dr. Leonard Klay filed a similar lawsuit against PacifiCare and other health plans. These suits accuse the health plans of imposing unfair contract terms, unnecessarily denying and delaying payments for health care and reimbursing physicians at rates that are insufficient to cover costs.

We are involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages which are not covered by insurance. Based on current information and review, including consultation with our lawyers, we believe any ultimate liability that may arise from these actions (including all OPM, and related litigation, class action legal proceedings and industry litigation) would not materially affect our consolidated financial position, results of operations or cash flows. However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material effect on our results of operations or cash flows of a future period.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
SEPTEMBER 30, 2000
(unaudited)

7. Earnings Per Share

We calculated the denominators for the computation of basic and diluted earnings per share as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

	(amounts in thousands)

Shares outstanding at the beginning of the period	34,904	46,032	37,252	45,616

Weighted average number of shares issued (acquired):

Treasury stock acquired, net of shares issued	(252)	(1,098)	(1,891)	(370)

Stock options exercised	4	—	73	229

Denominator for basic earnings per share	34,656	44,934	35,434	45,475

Employee stock options and other dilutive potential common shares(1)	206	143	198	257

Denominator for diluted earnings per share	34,862	45,077	35,632	45,732

(1)	Certain options to purchase common stock were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock for the periods presented. For the three months ended September 30, 2000 and 1999, these weighted options outstanding totaled 6.4 million (with exercise prices ranging from $55.23 to $114.00 per share). For the nine months ended September 30, 2000 and 1999, these weighted options outstanding totaled 6.3 million and 4.4 million, respectively (with exercise prices ranging from $53.88 to $114.00 per share).

8. Comprehensive Income

Comprehensive income represents our net income plus changes in equity, other than those changes resulting from investments by, and distributions to our stockholders. Such changes include unrealized gains or losses on our available-for-sale securities. Our comprehensive income totaled $13 million for the three months ended September 30, 2000 and $159 million for the nine months ended September 30, 2000. Comprehensive income totaled $63 million for the three months ended September 30, 1999 and $185 million for the nine months ended September 30, 1999.

9. Adoption of New Accounting Standards

Stock-Based Compensation. In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” This Interpretation provides guidance on certain implementation issues related to Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” Our adoption of this Interpretation as of July 1, 2000 did not have a material impact to our results of operations for the three and nine months ended September 30, 2000.

10. Future Application of Accounting Standards

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

Events significant to our business in 2000 include the following:

•	In October and November 2000, we announced our intention to limit enrollment of new members in our Medicare+Choice health plan, Secure Horizons, through a combination of capacity waivers and voluntary notices. This plan is effective December 10, 2000 and will affect a total of 41 counties in California, Colorado, Oregon, Texas and Washington. This plan will not affect current or recently enrolled members, nor will it affect newly eligible Medicare beneficiaries (those turning 65 or becoming disabled). Retiree enrollment with January 1, 2001 effective dates will be accepted, except for those areas affected by capacity waivers in the Houston, Texas and Washington State areas.

•	In October 2000, we announced our intention to withdraw our commercial HMO and point-of-service (“POS”) products from 15 Colorado counties. This plan will affect approximately 25,000 commercial HMO and POS members, representing less than six percent of our total membership in Colorado. The effective date for this withdrawal is May 1, 2001. We will retain our commercial HMO products in other Colorado counties where the vast majority of our members reside. Qualified employers may apply for our preferred provider organization (“PPO”), which is not affected by this service area change.

•	For the nine months ended September 30, 2000, we recognized net pretax credits of $1 million for a license termination gain, OPM and other credits, offset by charges associated with the January 2000 workforce reduction. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

•	In June 2000, we submitted our 2001 proposed Medicare benefit plan changes to the Health Care Financing Administration (“HCFA”) for approval. These changes include exiting (or partially exiting) Medicare operations in a total of 15 counties in Arizona, Colorado, Ohio, Texas and Washington. This proposal will affect approximately 24,000 Medicare members, or less than three percent of our total Medicare membership.

•	In June 2000, we announced our intention to exit our Ohio HMO operations. This plan will affect approximately 42,400 commercial members and 4,700 Medicare members located in Ohio and Kentucky. (These 4,700 Medicare members were included in our 2001 proposed Medicare benefits plan changes submitted to HCFA as discussed above.) We anticipate the exit will be completed by January 2001. We entered into an agreement with Anthem Blue Cross and Blue Shield to assist in transitioning Ohio’s commercial membership. Medicare members will have a choice of another Medicare+Choice HMO or traditional fee-for-service Medicare. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

•	During the first half of 2000, we assumed approximately 18,000 members in Colorado and 21,000 members in Washington as a result of transition agreements signed with QualMed Plans for Health of Colorado and with QualMed Washington Health Plans, Inc. (together, “QualMed”), each a subsidiary of Foundation Health Systems, Inc. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

•	On February 1, 2000, we completed our acquisition of Harris Methodist Texas Health Plan, Inc. and Harris Methodist Health Insurance Company Inc. (together, “Harris”), a health plan and insurance company in Texas with approximately 250,000 commercial and 50,000 Medicare members. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

2000 Compared With 1999

Membership. Total HMO membership increased 10 percent to approximately 4 million members at September 30, 2000 from approximately 3.7 million members at September 30, 1999. (Our total HMO membership excludes employer self-funded members and PPO and indemnity members.)

	At September 30, 2000			At September 30, 1999

Membership Data	Medicare	Commercial	Total	Medicare	Commercial	Total

HMO membership:

Arizona	99,900	120,100	220,000	82,800	102,900	185,700

California	565,700	1,838,000	2,403,700	616,800	1,710,000	2,326,800

Colorado	76,100	287,200	363,300	76,100	319,300	395,400

Guam	—	51,600	51,600	—	40,400	40,400

Nevada	31,900	33,500	65,400	25,400	34,500	59,900

Ohio	4,700	42,400	47,100	19,600	42,900	62,500

Oklahoma	30,800	90,000	120,800	28,800	86,700	115,500

Oregon	32,300	104,800	137,100	37,800	115,900	153,700

Texas(1)	122,300	322,200	444,500	59,900	121,100	181,000

Washington	62,300	100,200	162,500	64,400	74,900	139,300

Total HMO membership	1,026,000	2,990,000	4,016,000	1,011,600	2,648,600	3,660,200

Other membership:

Employer self-funded	—	61,500	61,500	—	54,500	54,500

PPO and indemnity	—	37,200	37,200	—	30,500	30,500

Total other membership	—	98,700	98,700	—	85,000	85,000

Total membership	1,026,000	3,088,700	4,114,700	1,011,600	2,733,600	3,745,200

(1)	Texas membership includes 43,500 Medicare and 184,000 commercial Harris members at September 30, 2000.

Medicare membership increased one percent at September 30, 2000 compared to the same period in the prior year due to:

•	Members acquired in Texas, primarily related to Harris; and

•	Competitor exits in markets where Secure Horizons will remain, primarily in Arizona, Nevada and Texas; partially offset by

•	Membership decreases primarily in California due to disenrollment resulting from reduced benefits, increased copayments and instituted or increased member-paid supplemental premiums in certain counties; and

•	Membership decreases as a result of our January 2000 county exits in Ohio, Washington, California and Oregon.

Commercial HMO membership increased approximately 13 percent at September 30, 2000 compared to the same period in the prior year due to:

•	Net membership increases due to acquired membership in Texas, Colorado and Washington, partially offset by membership decreases in Colorado due to an average 2000 premium rate increase of 14 percent; and

•	Growth in California primarily due to marketing efforts to retain membership and renew major employer accounts.

Within commercial membership, employer self-funded membership increased approximately 13 percent at September 30, 2000 compared to the same period in the prior year primarily due to additional Harris membership, partially offset by membership losses in Colorado. PPO and indemnity membership increased approximately 22 percent at September 30, 2000 compared to the same period in the prior year primarily due to additional Harris membership.

Medicare Premiums. Medicare premiums increased eight percent or $111 million for the three months ended September 30, 2000 and nine percent or $392 million for the nine months ended September 30, 2000 compared to the same periods in the prior year as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2000	September 30, 2000

	(amounts in millions)

Premium rate increases that averaged approximately seven percent for both the three and nine months ended September 30, 2000	$97	$321

The inclusion of premiums from the Harris acquisition	61	161

Net membership losses, primarily in California	(47)	(90)

Increase over prior year	$111	$392

Commercial Premiums. Commercial premiums increased 23 percent or $235 million for the three months ended September 30, 2000 and 23 percent or $691 million for the nine months ended September 30, 2000 compared to the same periods in the prior year as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2000	September 30, 2000

	(amounts in millions)

The inclusion of premiums from the Harris acquisition	$87	$256

Premium rate increases that averaged approximately eight percent for both the three and nine months ended September 30, 2000	84	242

Net membership increases, primarily in California	64	193

Increase over prior year	$235	$691

Other Income. Other income increased approximately 13 percent or $4 million for the three months ended September 30, 2000 and 20 percent or $17 million for the nine months ended September 30, 2000 compared to the same periods in the prior year. The increases were primarily due to increased mail-service revenues, including mail-service revenues from Harris. Mail-service revenues are generated by our pharmacy benefit management company, where we, rather than network retail pharmacies, collect the member copayments.

Consolidated Medical Care Ratio. The consolidated medical care ratio (health care services as a percentage of premium revenue) increased for the three and nine months ended September 30, 2000 compared to the same periods in the prior year primarily due to:

•	Higher inpatient, outpatient and emergency service utilization under contracts which are fee-for-service or shared-risk arrangements;

•	Increased health care costs of $24 million of changes in estimate for June 30, 2000 shared-risk claims;

•	Reserves for uncollectable provider loans made in the third quarter and provider insolvency reserves totaling $24 million; and

•	Higher prescription drug costs; partially offset by

•	Premium rate increases.

The Medicare and commercial medical care ratios increases are consistent with the consolidated medical care ratio explanations. The commercial medical care ratio includes the specialty HMOs and indemnity insurance results. In the third quarter, we received additional claims information relating to new shared-

risk provider contracts. Our year-to-date experience indicates that daily hospital costs under the new shared-risk arrangements are generally consistent with expectations. However, member utilization was considerably higher than in calendar 1999. The number of members covered by shared-risk hospital contracts has increased from more than 800,000 on December 31, 1999 to approximately 2 million as of September 30, 2000. The combination of these factors more than offset the ability of our increased medical staffing in 2000 to manage health care costs.

This additional claims information impacted our medical claims and benefits payable estimates. Third quarter health care costs include $24 million of changes in estimates for shared-risk claims incurred but not reported, relating to the first and second quarters of 2000. In addition, we loaned one provider $10 million in the third quarter and do not expect these funds to be collectable. See Note 6 of the Notes to Condensed Consolidated Financial Statements. Including this write-off and other provider insolvency reserves, third quarter health care costs increased by an additional $24 million. The impact to the commercial and Medicare product lines for the $48 million ($0.77 diluted loss per share, net of tax) of changes in estimates and provider reserves is as follows:

	Three Months Ended September 30, 2000

	Medicare	Commercial	Total

	(amounts in millions)

Changes in medical claims and benefits payable estimates	$10	$14	$24

Provider reserves	14	10	24

Increases to health care costs	$24	$24	$48

The medical care ratios for the three months ended September 30, 2000 as reported and excluding the above health care cost increases are as follows:

			Excluding Health
			Care
	Reported		Cost Increases
	Three Months		Three Months
	Ended		Ended
	September 30,		September 30,

	2000	1999	2000	1999

Medical care ratio:

Consolidated	89.7%	84.7%	88.0%	84.7%

Medicare	91.0%	87.3%	89.5%	87.3%

Commercial	87.9%	80.9%	86.0%	80.9%

Health care costs for the nine months ended September 30, 2000, were reduced by $9 million ($5 million or $0.14 diluted earnings per share, net of tax), of which $6 million related to our commercial product line. These reductions were a result of our favorable first quarter 2000 resolution of prior-period estimates relating to a provider contract. Since the health care cost increases for the three months ended September 30, 2000, described above, are related to 2000, they are included in the following medical care ratios:

			Excluding First
			Quarter
	Reported		Provider Credit
	Nine Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2000	1999	2000	1999

Medical care ratio:

Consolidated	86.9%	84.8%	87.0%	84.8%

Medicare	88.8%	87.3%	88.9%	87.3%

Commercial	84.3%	81.3%	84.5%	81.3%

Marketing, General and Administrative Expenses. For the three and nine months ended September 30, 2000, marketing, general and administrative expenses as a percentage of operating revenue decreased compared to the same periods in the prior year. The favorable impact of initiatives launched by our efficiency and effectiveness teams implemented in late 1999 included:

•	Cost improvements in our operations through technology applications and process redesign;

•	Lower costs on purchased vendor services through recontracting efforts; and

•	Improved productivity; partially offset by

•	Increased investments in medical management, actuarial and underwriting staff.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2000	1999	2000	1999

Marketing, general and administrative expenses as a percentage of operating revenue	10.6%	11.2%	10.6%	10.9%

Impairment, Disposition, Restructuring, Office of Personnel Management (“OPM”) and Other Charges (Credits). We recognized net pretax credits of $7 million ($4 million or $0.11 diluted earnings per share, net of tax) for the three months ended September 30, 2000. For the nine months ended September 30, 2000, we recognized net pretax credits of $1 million ($0.7 million or $0.02 diluted earnings per share, net of tax). See Note 5 of the Notes to Condensed Consolidated Financial Statements.

Operating Income. Factors contributing to the changes are discussed above.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2000	1999	2000	1999

Operating income as a percent of operating revenue	0.4%	4.5%	2.9%	4.5%

Net Investment Income. Net investment income increased approximately 40 percent for the three months ended September 30, 2000 and approximately 28 percent for the nine months ended September 30, 2000 compared to the same periods in the prior year due to:

•	Higher average invested balances; and

•	Increases in short- and long-term interest rates combined with the gradual shift of tax-exempt investments to higher yielding taxable securities.

Interest Expense. Interest expense increased significantly for the three months and nine months ended September 30, 2000 compared to the same periods in the prior year due to:

•	Increased borrowings on our credit facility to fund our share repurchase program; and

•	Higher short-term interest rates combined with a higher interest fee structure in the credit facility agreement.

Provision for Income Taxes. The effective income tax rate was 73.2 percent for the three months ended and 44.1 percent for the nine months ended September 30, 2000 compared with 43.8 percent for the three months ended and 42.2 percent for the nine months ended September 30, 1999. Because we lowered our 2000 earnings expectations, the non-deductible goodwill amortization expense is a higher percentage of pretax income, increasing our 2000 effective tax rate.

Liquidity and Capital Resources

Operating Cash Flows. Our consolidated cash, equivalents and marketable securities decreased to $1.4 billion at September 30, 2000 from $1.8 billion at December 31, 1999. The combined decrease in cash, equivalents and marketable securities occurred primarily because the January 2000 Medicare payment from HCFA was prepaid in December 1999, while the October 2000 Medicare payment was paid in October 2000. Cash flows from operations, excluding the impact of deferred revenue, increased $36 million to $412 million at September 30, 2000 from $376 million at September 30, 1999. The increase is primarily related to changes in assets and liabilities as discussed below in “Other Balance Sheet Change Explanations.”

Investing Activities. For the nine months ended September 30, 2000, our investing activities provided $25 million in cash. This compared to $247 million used during the nine months ended September 30, 1999. We sold more securities than we purchased in the current year, which resulted in the majority of the $272 million net increase over the prior year.

Financing Activities. For the nine months ended September 30, 2000, we used $290 million of cash for financing activities compared to $223 million used for the same period in the prior year. The increase of $67 million in financing activities was the result of the following:

•	We repurchased 3.2 million shares of our common stock in 2000 for $162 million and 2.5 million shares of our common stock in 1999 for $158 million under our stock repurchase program; and

•	We paid a net $138 million in 2000 on our long-term debt (net of other borrowings), including net credit facility payments of $140 million, during the first nine months of 2000 compared to $25 million for the same period in 1999; partially offset because

•	We paid UniHealth Foundation $60 million in 1999 in consideration for UniHealth Foundation’s vote in favor of the reclassification of our stock and in consideration for the agreements and covenants contained in the stock repurchase agreement between PacifiCare and UniHealth Foundation. In addition, we incurred $2 million of expenses related to the reclassification of our common stock and the registration of the shares held by UniHealth Foundation. No consideration of this type was paid in 2000;

•	We received $8 million in 2000 from minority stockholders investing in SeniorCo, Inc.; and

•	We received $2 million in proceeds from issuing common shares in 2000 compared to $23 million in 1999.

Other Balance Sheet Change Explanations

Receivables, Net. Receivables, net increased $85 million from December 31, 1999 as follows:

•	$50 million net increase in premium receivables primarily due to premium rate increases;

•	$19 million increase attributable to the Harris acquisition;

•	$13 million net increase in other trade receivables primarily due to higher prescription drug rebate receivables and a receivable for a license termination agreement; and

•	$3 million net increase in provider receivables as a result of our higher proportion of shared-risk hospital contracts offset by and increased rate of collection.

Goodwill and Intangible Assets, Net. Goodwill and intangible assets increased $40 million from December 31, 1999 as follows:

•	$87 million increase attributable to the Harris acquisition; and

•	$15 million increase primarily attributable to membership acquisition and assumptions in Colorado and Washington; partially offset by

•	$62 million decrease attributable to goodwill and intangible amortization expense.

Medical Claims and Benefits Payable. Medical claims and benefits payable increased $349 million from December 31, 1999 as follows:

•	$218 million increase in claims incurred but not reported for increases in shared-risk hospital arrangements. Under capitation arrangements, providers are prepaid based on a fixed-fee per-member per-month, regardless of the services provided to each member. Under shared-risk arrangements, claims are payable once incurred. This results in a payable for claims incurred, but not yet paid as well as an estimate of claims incurred but not yet reported to PacifiCare;

•	$101 million increase attributable to the Harris acquisition, including $28 million in loss contract reserves to be amortized through the fourth quarter of 2001; and

•	$30 million increase in provider capitation, incentive liabilities and other provider liabilities.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities decreased $4 million from December 31, 1999 primarily due to decreases in accounts payable balances and accrued compensation.

Material Commitments. See Note 4 of the Notes to Condensed Consolidated Financial Statements for a discussion of our agreement to purchase shares of our common stock held by UniHealth Foundation.

New Accounting Pronouncements. See Note 10 of the Notes to Condensed Consolidated Financial Statements for a discussion of future application of accounting standards.

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

Membership and Premium Risk Factors. An unforeseen loss of profitable membership or a change in premium expectations could negatively affect our financial position, results of operations or cash flows. Factors that could contribute to the loss of membership or lower premiums include:

•	The inability of our marketing and sales plans to attract new customers or retain existing customers;

•	The effect of premium increases, benefit changes and member-paid supplemental premiums and copayments;

•	Our exit from certain markets;

•	Reductions in work force by existing customers;

•	Negative publicity and news coverage or threats of litigation;

•	Our failure to successfully complete and/or integrate acquisitions; and

•	The loss of key sales and marketing employees.

Health Care Costs. Our profitability depends, in part, on our ability to control health care costs while providing quality care. Our primary focus is securing cost-effective physician, hospital and other health care provider contracts to maintain our qualified network of providers in each geographic area we serve.

As a result, we have increased the capitation rates we pay some of our medical and hospital providers to improve network stability and to reflect the increased costs incurred by our capitated providers. We have reduced benefits, increased copayments and instituted or increased member-paid supplemental premiums in certain markets for our Secure Horizons members. In our commercial programs, we increased commercial premium rates in 2000 to reflect the higher costs of health care.

We work closely with our provider partners to ensure the strength and quality of our network. Under our capitated arrangements, we face the risk of a provider becoming insolvent. To reduce our insolvency risk, we have developed contingency plans that include shifting members to other providers and reviewing operational and financial plans to monitor financial stability. Certain of our providers will require more frequent monitoring. We may incur additional health care costs in the event of provider instability where we are unable to reach agreement with a provider that is mutually beneficial. These costs may be incurred when we need to contract with other provider groups at less than cost-effective rates to continue providing health care to our members. We believe our September 30, 2000 provider insolvency reserves, intended to pay for September 30, 2000 and prior health care services that may not be paid by insolvent or unstable providers, are adequate.

Although most of our contracts for physician services continue to be capitated, since the end of 1998, our hospital providers have increasingly requested per-diem, fee-for-service or shared-risk arrangements. In fee-for-service arrangements, we contract with hospitals to make payments based on billed charges, often discounted, for the service provided. In shared-risk arrangements, we share the risk of certain health care costs not covered by capitation arrangements. These types of contracts with providers generally include budgeted amounts for hospital inpatient, outpatient surgery and emergency room service utilization. In some cases, the utilization of the hospital services is above the budgeted amount specified in the contract. Some of the fee-for-service and shared-risk arrangements contain retroactive adjustments to January 1, 2000 of the contract year. As a result of the trend away from capitated contracts to fee-for-service and shared-risk contracts the percentage of consolidated members under capitated arrangements for hospital services decreased from approximately 80 percent at the end of 1999 to approximately 60 percent at September 30, 2000. Because of this contract shift, we are focusing on developing programs to manage health care costs while maintaining quality care.

The various changes we have made to premium rates, benefits, copayments and member-paid supplemental premiums, as discussed above, will not offset our increased health cares costs for 2000 for two primary reasons. During the first nine months of 2000 more of our hospital providers shifted to per-diem, fee-for-service or shared-risk contracts than we anticipated when we designed our 2000 programs. Hospital utilization by our members also significantly exceeded our expectations. We expect that the changes to our benefits programs and increased premiums for our Secure Horizons members in 2001 will not offset our rising health care costs in some markets. In addition, under fee-for-service and shared-risk contracts, we have increased utilization risk that can result in our actual medical costs substantially exceeding our expectations and our health care cost reserves. We will continue to invest in medical management resources throughout 2000 and 2001 to improve the performance of our provider contracts.

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

Formularies are lists of physician-recommended drugs in different therapeutic classes that have been reviewed for safety, efficacy and value. These lists help ensure that members get the right prescription at the right time in the right dose, avoiding potential adverse effects. Formularies also ensure that the costs are effectively managed; if two medications have the same effect, the less expensive option is recommended. Medically necessary drugs not included in the formulary can be obtained through our authorization process. We continue to conduct member and physician education programs to provide information on the appropriate use of generic drugs, over the counter drugs and antibiotics. Many of our medical groups share the financial risk for prescription drugs as an incentive to find the most effective and cost-efficient treatments for our members. As a way of controlling this health care cost component, a decrease in prescription drug benefits for Secure Horizons members will be implemented in almost all of our geographic areas in 2001.

Medical Care Ratio Risk Factors. An increase in our consolidated medical care ratio could have an adverse effect on our profitability. Uncertainties that could have a negative impact on our medical care ratio include:

•	A change in the mix of our capitated, shared-risk and fee-for-service provider contracts;

•	Medical and prescription drug costs that rise faster than premium increases;

•	Increases in utilization and costs of medical and hospital services;

•	Our inability to successfully implement our new medical management initiatives, including hospital utilization management initiatives;

•	The effect of federal and/or state legislation on our ability to secure cost-effective contracts with providers;

•	The effect of actions by competitors; and

•	Termination of provider contracts, provider instability or renegotiations of such contracts at less favorable rates or terms of payment.

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

Industry Risk. Consumers and providers are currently attacking practices of the HMO industry through a number of separate purported class action lawsuits against PacifiCare (see Note 6 of the Notes to Condensed Consolidated Financial Statements) and against other national HMOs. These lawsuits, including those filed to date against PacifiCare, may take years to resolve and, depending upon the outcomes of these cases, may cause or force changes in practices of the HMO industry. These cases also may cause additional regulation of the industry through new federal or state laws. These actions ultimately could adversely affect the HMO industry and could have a material effect on our financial position, results of operations or cash flows of a future period and prospects of PacifiCare.

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

Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). HIPAA includes administrative simplification provisions directed at simplifying electronic data interchange through standardizing transactions and codes, establishing uniform health care provider, payer, employer and patient identifiers and seeking protections for confidentiality and security of patient data. The first set of final rules, Data Standards and Code Sets, was released in August 2000. We are required to become compliant with these rules by October 2002. Additional proposed rules are expected to be released as final later this year, continuing into 2001. PacifiCare’s compliance dates will be 26 months from the date each final rule is published. Our Program Management Office has been facilitating an assessment effort to determine the impact of HIPAA on PacifiCare, which is on track to be completed in 2000. Once completed, we will determine our solution strategies and define an implementation plan to satisfy the known HIPAA rules. We realize additional rules, or modified rules, will continue to be released. We will incorporate these into our project as they present themselves. Until our assessment, solution strategies and planning efforts are completed, we are unable to provide an accurate cost to comply with HIPAA administrative simplification requirements.

Marketing, General and Administrative Risk Factors. The following factors could have an adverse impact on marketing, general and administrative expenses:

•	Our compliance with HIPAA;

•	Our need for additional advertising, marketing, administrative or management information systems expenditures;

•	The success of our marketing and sales plans to attract new customers;

•	Our need for increased claims administration;

•	Our need for additional unanticipated investments in medical management, claims processing and underwriting resources and technology;

•	Integration costs for acquisitions that exceed our expectations; and

•	Our inability to achieve the anticipated efficiencies and resulting cost savings.

Future Dispositions, Impairments and Restructurings. While we previously announced our decision to exit the Ohio operations, we may announce in the future other dispositions of assets as we continue to evaluate whether our subsidiaries or products fit within our strategy. We review long-lived assets for impairment when events or changes in business conditions indicate that we may be unable to recover such assets’ full carrying value. We consider assets to be impaired and write them down to fair value if we determine that the realizable value of long-lived assets such as property and equipment, real estate and goodwill are less than the value at which we carry such assets on our consolidated financial statements. Certain of our subsidiaries with operating losses will require more frequent monitoring. If one or more of these subsidiaries generates less operating cash flows than we currently expect, an impairment charge could be necessary. In addition, as we refocus and retool our workforce to shift from a capitated to a shared-risk business model, we expect some positions to change or be eliminated, which could result in a restructuring charge. We cannot be certain that the dispositions, impairments or restructuring charges will not result in additional pretax charges. We believe that any disposition, impairment or restructuring charges would not materially affect our current consolidated financial position. However, the disposition, impairment or restructuring charges could have a material effect on the results of operations or cash flows of a future period.

Weighted Average Number of Shares. The following factors could affect the weighted average number of shares calculation for 2000:

•	Fluctuations in our stock price that influence the number of shares repurchased and the options exercised;

•	The magnitude of stock options or restricted stock granted during the year;

•	Any unanticipated stock-for-stock acquisitions, equity, convertible preferred or debt issuances; and

•	Management decisions to use cash from operations or credit facility borrowings on business initiatives other than share repurchases.

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

Liquidity and Capital Resources. The final maturity date on our credit facility is January 1, 2002. Our ability to refinance this credit facility depends on our credit rating, results of operations and cash flows from operations. Our ability to repay amounts owed under the credit facility depends on dividends from our subsidiaries. Nearly all of the subsidiaries are subject to HMO regulations or insurance regulations and may be subject to substantial supervision by one or more HMO or insurance regulators. Subsidiaries subject to regulation must meet or exceed various capital standards imposed by HMO or insurance regulations, which may from time to time impact the amount of funds the subsidiaries can pay to us. Our subsidiaries are not obligated to make funds available to us and creditors of our subsidiaries have superior claim to our subsidiaries’ assets. Additionally, from time to time, we advance funds in the form of a loan or capital contribution to our subsidiaries to assist them in satisfying federal or state financial requirements. If a federal or state regulator has concerns about the financial position of a subsidiary, a regulator may impose additional financial requirements on the subsidiary, which may require additional funding from us. We believe that cash flows from operations and other financing sources will be sufficient to meet the requirements of the credit facility and our business operations during the next twelve months.

Risk-Based Capital Requirements. The National Association of Insurance Commissioners has proposed that states adopt risk-based capital standards that, if implemented, would require new minimum capitalization limits for health care coverage provided by HMOs and other risk-bearing health care entities. Risk-based capital requirements currently apply for Colorado, Indiana and Washington. Arizona and Texas have adopted the risk-based capital requirements for 2001. We do not expect this legislation to have a material impact on our consolidated financial position in the near future as states continue to adopt these standards. We believe that cash flows from operations and other financing sources will be sufficient to fund additional risk-based capital requirements. Further borrowings under the credit facility could be used for risk-based capital requirements, if necessary.

Other. Results may also differ materially from those projected, forecasted, estimated and budgeted by us due to adverse results in ongoing audits or in other reviews conducted by federal or state agencies or health care purchasing cooperatives; adverse results in significant litigation matters; and changes in interest rates causing changes in interest expense and net investment income.

Expectations. The following are updates to our 2000 and 2001 expectations as reported in our October 10, 2000 Press Release. Our current expectations do not reflect any potential upside with regard to payment reform for Medicare+Choice.

•	We expect earnings per share for the fourth quarter 2000 to range from $0.20 to $0.30. This estimate excludes the effect of any restructuring charge that may occur as we refocus and retool our workforce to shift from a capitated to a shared-risk business model.

•	In 2001, we estimate that an additional 15 to 20 percent of our September 30, 2000 membership could convert to shared-risk hospital contacts.

•	In 2001, we expect commercial premium rate increases to average more than 13 percent.

•	In 2001, we expect the increase in average commercial premium revenue to range between 11 and 12 percent.

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

PART II:  OTHER INFORMATION

Item 1: Legal Proceedings

      See Note 6 of the Notes to Condensed Consolidated Financial Statements.

Item 2: Changes In Securities

      None.

Item 3: Defaults Upon Senior Securities

      None.

Item 4: Submission of Matters to a Vote of Security Holders

      None.

Item 5: Other Information

•	On October 4, 2000, we announced the appointment of Maria Z. Fitzpatrick as Senior Vice President and Chief Information Officer.

•	On October 13, 2000, Richard J. LaBrecque resigned from the position of Senior Vice President of Sales and Marketing.

•	On October 25, 2000, we announced the resignation of Robert W. O’Leary as President, Chief Executive Officer and Director of PacifiCare Health Systems, Inc. Chief Financial Officer, Howard G. Phanstiel, was appointed to President and Chief Executive Officer on an interim basis. Mr. Phanstiel was also named to the board of directors.

Item 6: Exhibits and Reports on Form 8-K

(a)  Exhibit Index

Exhibit
Number	Description

15	Letter re: Unaudited Interim Financial Information
20	Independent Accountants’ Review Report
27	Financial Data Schedule (filed electronically)

(b)  Reports on Form 8-K:

On July 21, 2000, we filed a Form 8-K announcing the appointment of Howard G. Phanstiel as Executive Vice President and Chief Financial Officer, and Bary G. Bailey as Executive Vice President and Chief Strategic Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICARE HEALTH SYSTEMS, INC.
(Registrant)

Date: November 13, 2000

By:	/s/ MARY C. LANGSDORF

Mary C. Langsdorf
Senior Vice President of Finance
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

15	Letter re: Unaudited Interim Financial Information
20	Independent Accountants’ Review Report
27	Financial Data Schedule (filed electronically)