Form 10-K
period 2000-12-31
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 2001-03-22
CIK 1027974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One) [X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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
Common Stock, par value $0.01

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Non-affiliates of the Registrant held approximately $964,800,000 of the aggregate market value of common stock on February 28, 2001.

There were approximately 33,500,000 shares of common stock outstanding on February 28, 2001.

PACIFICARE HEALTH SYSTEMS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2000

i

PART I

ITEM 1. BUSINESS

Overview. Committed to making people’s lives healthier and more secure, PacifiCare Health Systems, Inc. is one of the nation’s largest health care services companies. Primary operations include managed care products for employer groups and Medicare beneficiaries in eight states and Guam, serving approximately four million members. We operate health maintenance organizations (“HMOs”) and offer HMO-related products and services. Our commercial and Medicare programs are designed to deliver quality health care and customer service to members cost-effectively. We also offer a variety of specialty HMO managed care and HMO-related products and services that employers can purchase to supplement our basic commercial plans, or as stand-alone products. Other specialty products include pharmacy benefit management, behavioral health services, life and health insurance and dental and vision services. We generally provide these specialty services to our members through subcontracts or referral relationships with physicians and hospitals.

Our single largest customer is the federal government. Sources of federal government revenues include revenues from Federal Employee Health Benefits Program (“FEHBP”) members as well as Medicare beneficiaries. Federal government revenues were $6.7 billion in 2000, $6.2 billion in 1999 and $5.9 billion in 1998.

Events During 2000. On February 1, 2000, we completed our acquisition of Harris Methodist Texas Health Plan, Inc. and Harris Methodist Health Insurance Company, Inc. (together, “Harris”), a health plan and insurance company in Texas, for an approximate purchase price of $122 million. This acquisition added approximately 250,000 commercial members and 50,000 Medicare members to our Texas HMO and was accounted for as a purchase. The related goodwill and acquired intangible assets are being amortized over periods ranging from three to 30 years. The operating results of these entities are included in our consolidated financial statements from the acquisition date. See Note 4 of the Notes to Consolidated Financial Statements.

We completed the exit of all HMO operations in Ohio. This exit affected approximately 35,000 commercial members and 3,500 Medicare members located in Ohio and Kentucky who were enrolled in our plans during 2000. See Note 4 of the Notes to Consolidated Financial Statements.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional business events.

BUSINESS OPERATIONS

Business Strategy

Our goal is to create long-term stockholder value by becoming a full service health care insurer and consumer services company, committed to making people’s lives healthier and more secure. To meet this goal, we plan to:

Take actions to strengthen our existing operations. We are focusing on implementing programs to strengthen our physician and hospital networks, and to reduce our medical care ratios and marketing, general and administrative expenses to improve our operating margins for our HMO business. We intend to:

•	Stabilize our medical care ratios through the pricing and design of our products and through our contracts with physicians and hospitals;

•	Continue to evaluate our product offerings and service areas to exit unprofitable Medicare or commercial markets, invest in expanding membership in profitable markets and make market-driven changes to product offerings;

•	Continue to market our Secure Horizons products to new members in Medicare markets in which we choose to remain;

•	Continue to manage aggressively our marketing, general and administrative expenses by reducing overall employee population, while investing in key capabilities such as underwriting and claims processing;

•	Continue to build key capabilities to operate in a risk-based environment, including our underwriting, medical management and claims processing systems;

•	Outsource some functions in the information technology and medical management areas where we believe we can improve performance while reducing our costs; and

•	Continue to develop incentive programs to recruit, reward and retain key employees.

Expand the health insurance portfolio. Responding to the desires of consumers to have more choice and flexibility in health care coverage, we intend to evolve beyond our current HMO product lines to offer a broader array of health insurance products. We intend to:

•	Launch a broader Preferred Provider Organization (“PPO”) product on a stand-alone basis as the first step toward broadening into non-HMO products;

•	Launch other health care insurance products with a hybrid of managed care and PPO features, including Medicare Supplements and defined contribution plans;

•	Develop a program to sell Medicare Supplement products to disenrolling Medicare+Choice members to diversify our Medicare risk; and

•	Grow our pharmacy benefit management business, Prescription Solutions, by increasing sales of our services to third-party health plans, expanding our mail-order business and, if Congress approves a prescription drug benefit for the Medicare fee-for-service program, participating in that program.

Move beyond traditional health insurance. We believe that consumers want products and services that go beyond basic health insurance and extend to areas such as lifestyle, senior independent living and financial security. Over time, we plan to evolve into a health and consumer services company offering health insurance, lifestyle products, health technology services and other consumer products aimed at making people feel healthier and more secure. During 2001, we intend to assess and pilot potential product offerings.

Membership

Our commercial and Medicare membership at December 31, 2000 was as follows:

Membership Data	Commercial	Medicare	Total	Percent of Total

HMO membership:

Arizona	124,700	103,100	227,800	5.5%

California	1,812,000	564,800	2,376,800	57.7%

Colorado	285,800	74,000	359,800	8.7%

Guam	50,500	—	50,500	1.3%

Nevada	34,300	32,200	66,500	1.6%

Ohio	35,000	3,500	38,500	1.0%

Oklahoma	88,300	31,400	119,700	2.9%

Oregon	103,700	31,600	135,300	3.3%

Texas	319,100	151,400	470,500	11.4%

Washington	99,900	64,700	164,600	4.0%

Total HMO membership	2,953,300	1,056,700	4,010,000	97.4%

Other membership:

Employer self-funded	65,000	—	65,000	1.6%

PPO and indemnity	42,900	—	42,900	1.0%

Total other membership	107,900	—	107,900	2.6%

Total membership	3,061,200	1,056,700	4,117,900	100.0%

Commercial Programs

General. Our commercial membership has grown from approximately 1.3 million members at December 31, 1995 to 3.1 million members at December 31, 2000. For the commercial employer market, we offer a range of products and benefit plan designs that vary in the amount of member copayments. These options allow employers flexibility in selecting cost-effective benefit packages for their employees. Our employer group and individual products include HMO, PPO, point-of-service (“POS”) and employer self-funded plans.

•	An HMO is a health care organization that combines aspects of a health care insurer with those of a health care provider by arranging for health care services for its members through a defined provider network at a reduced deductible or a nominal copayment.

•	A PPO is a selected group of providers, such as physician groups, that offers discounted fee-for-service health care.

•	POS plans combine the features of an HMO with the features of a traditional indemnity insurance product, allowing members to choose from a network of providers at a lower cost, or from physicians outside of the network at a higher deductible or copayment.

•	Under employer self-funded plans, we administer claims on behalf of employers, but do not assume the risk of these claims.

Specialty Products. In addition to our HMO operations, we provide a range of specialty managed care products that supplement our HMO products and are primarily sold with our commercial plans. These products include:

•	Pharmacy Benefit Management. RX Solutions, Inc., d.b.a. Prescription Solutions is one of the industry’s largest pharmacy benefit management companies. Prescription Solutions offers pharmacy benefit management services primarily to our HMOs and employer groups that are self-insured for prescription drugs. Prescription Solutions’ clients have access to a pharmacy provider network that features independent and chain pharmacies and a variety of cost and quality management capabilities. Prescription Solutions also provides its clients with an array of fully integrated services, including mail-order distribution, claims processing and sophisticated drug utilization reporting. Prescription Solutions launched its e-commerce initiative in 1999 as a means of improving member services and moving more medications to its mail-service operation. Our mail-order prescription volume has increased in excess of 100 percent over the last three years. To support the increased consumer demand, Prescription Solutions opened a new 84,000 square foot facility in Carlsbad, California in August 2000. Nearly four times larger than our current facility in Mira Mesa, California, the Carlsbad facility is able to fill nearly three times as many prescriptions as the Mira Mesa facility. With the addition of this new facility, we believe Prescription Solutions can aggressively promote mail-service and pursue new business opportunities such as offering over-the-counter medications.

•	Behavioral Health Services. PacifiCare Behavioral Health of California, Inc. is a California-licensed specialized health care service plan that provides behavioral health care services, including chemical dependency benefit programs, primarily to our California and other HMO commercial members. Outside of California, PacifiCare Behavioral Health, Inc. contracts with our HMOs and employers to manage their respective mental health and chemical dependency benefit programs.

•	Life and Health Insurance. We are licensed through our subsidiaries, PacifiCare Life and Health Insurance Company and PacifiCare Life Assurance Company, to issue life and health care insurance in 38 states, including each of the states where our HMOs operate, the District of Columbia and Guam. When our sales and marketing representatives promote our HMO commercial product line, they offer managed health care insurance products to employer groups at the same time. This allows us to form multi-option health benefits programs, including our PPO and POS plans. In addition, other supplementary insurance products offered to employer groups include group term life, indemnity dental and indemnity behavioral health benefits.

•	Dental and Vision Services. PacifiCare Dental, a California licensed HMO dental plan, PacifiCare Dental of Colorado, Inc., a Colorado licensed HMO dental plan, and a third-party administrator of indemnity and PPO dental and vision plans, provide HMO, PPO and fee-for-service dental and PPO vision benefits directly to individuals and employer groups and indirectly to seniors through Secure Horizons. In 2000, we offered these products in five states: California, Colorado, Nevada, Oregon and Washington.

Premiums. When pricing our commercial programs, we use underwriting criteria as an integral part of our commercial risk management efforts. Underwriting is the process by which a health plan assesses the risk of enrolling employer groups (or individuals) and establishes appropriate or necessary premium rates. The setting of premium rates directly affects a health plan’s profitability and marketing success. See “Health Care Costs and Physician and Hospital Relationships.”

Marketing. Commercial marketing is a two-step process in which we first market to employer groups, then provide information directly to employees once the employer has selected our plan. We use various techniques to attract commercial members, including work site presentations, direct mail, medical group tours and local advertising. We also use television, radio, billboard and print media to market our programs. Insurance brokers and consultants represent many employer groups under contract with us. These brokers and consultants work directly with employers to recommend or design employee benefits packages. We pay insurance brokers commissions over the life of the contract, while employers generally pay consultants directly. Our commercial membership growth is a result of in-market acquisitions as well as greater penetration in existing employer groups. With each open enrollment, we identify a specific approach for each employer group with the objective of increasing the number of members from each employer to increase our penetration.

Federal Employees. Our HMOs also have commercial contracts with the United States Office of Personnel Management (“OPM”) to provide managed health care services to approximately 173,000 members under the FEHBP for federal employees, annuitants and their dependents. See “Government Regulation and Proposed Legislation — OPM” and Note 10 of the Notes to Consolidated Financial Statements.

Retiree Product. In response to the needs of employers to provide cost-effective health care coverage to their retired employees who may or may not be currently entitled to Medicare, we offer the commercial retiree product. This product draws on our Medicare expertise by offering physician and hospital networks that are similar to those offered to our Secure Horizons enrollees. We set our premiums generally based on the same revenue requirements needed to provide services to Secure Horizons members. The retiree product gives us access to individuals who, once familiar with our services and delivery system, may enroll in Secure Horizons when they become eligible for Medicare benefits.

Small Group and Individual. An employer with 50 or fewer employees is considered a small group. We now consider small groups as unique markets managed independently within each of our regions. Since September 1999, we have established agreements with several e-commerce distribution partners, making our small group and individual products accessible from hundreds of sites on the Internet to provide free health insurance quotes. We began by offering individual health products at InsWeb in California, and have since expanded to individual and small group offerings in our other states. In February 2000, we announced the launch of our Premier plans in California, a new line of small group products sold through the Internet. This product’s pricing reflects the reduced distribution costs of doing business online. The Premier plans are currently available to our California customers through electronic brokers via online insurance channels, our website (www.pacificare.com) and through traditional insurance brokers.

Secure Horizons Program

General. For Medicare beneficiaries, we offer access to health care services through our Secure Horizons program. The Secure Horizons program is the largest Medicare+Choice program in the United States (as measured by membership). Secure Horizons membership has grown from approximately 0.6 million members at December 31, 1995 to approximately 1.1 million members at December 31, 2000.

Premiums. As a general rule, our Medicare+Choice contracts entitle us to per-member per-month payments on behalf of each enrolled Medicare beneficiary. In addition, we, and all participants in the Medicare+Choice program, are subject to periodic adjustments to premiums based upon retroactive changes in members’ status, such as Medicaid eligibility and risk adjustments. These periodic adjustments can be positive or negative. Effective January 1, 2000, our payments from the Health Care Financing Administration (“HCFA”) were adjusted for each individual based upon demographic factors including the age, gender, county of residence and Medicaid status, as well as certain health status information relating to each enrollee. Under the provisions of HCFA’s risk adjusted methodology, plans with enrollees who were hospitalized for more than one day in the previous year for select disease conditions, including certain cancers, cardiovascular problems, diabetes, and neurological disorders are paid more than for enrollees without these conditions. These higher payments are determined from data that we, and all other Medicare+Choice contracting organizations, are required to submit to HCFA. The current risk adjuster, which is used to calculate 10 percent of the plan’s payment, will continue to be used through 2003. Beginning in 2004, the risk adjuster will be based on both inpatient hospitalization and ambulatory data. The risk adjuster will continue to be modified according to the phase-in schedule, and is expected to be at 100 percent by 2007. See “Government Regulation and Proposed Legislation — HCFA” and “Government Regulation and Proposed Legislation — Adjusted Community Rate Filings.”

Our Medicare+Choice contracts are renewed every 12 months unless HCFA or the Medicare+Choice plan elects to terminate or not to renew the contract. HCFA may also terminate Medicare+Choice contracts if a plan fails to meet specified compliance standards. Termination of our Medicare+Choice contracts would have a material effect on our financial position, results of operations or cash flows of a future period. Under our Medicare+Choice contracts, we also have the ability to close enrollment to new members with limited exceptions through either a formal capacity limit or a voluntary closure. In general, closing enrollment requires a 30 day advance public notice.

Marketing. We market our Secure Horizons programs to Medicare beneficiaries primarily through direct mail, telemarketing, our website, television, radio and community based events with participating physician groups. Most Secure Horizons members enroll directly in a plan, generally without the involvement of insurance brokers, except when enrolling as part of an employer group retiree offering.

Health Care Costs and Physician and Hospital Relationships

General. The cost of prescription drugs and health care services has been rising over the past few years and we expect this trend to continue for the foreseeable future, leading to an increase in premiums. The reasons for these increases have been numerous, including:

•	An aging population that has greater medical needs;

•	The availability of more costly diagnostic and therapeutic procedures;

•	New laws and regulations specifying covered services;

•	Increased prices for medications and the introduction of more expensive medications;

•	Growth in the number of hospitals and medical specialists under non-capitated contracts;

•	Increased utilization of services;

•	Defensive medical practices due to physicians’ fear of lawsuits;

•	Significant investments by pharmaceutical companies in advertising campaigns for branded drugs, in turn driving consumer demand for these drugs;

•	Increased instability in hospital and specialty networks, contributing to increased medical costs. Many hospitals have merged with larger hospital systems resulting in increased contract negotiating leverage with HMOs; and

•	Consumer demand for easy access to and choice of physicians and hospitals, low out-of-pocket costs and coverage of lifestyle prescription drugs.

Contracting Arrangements with Physicians and Hospitals. We use contracting processes that include analysis and modeling of underlying cost and utilization assumptions. Through these processes, we expect to identify strategies to better manage health care costs. We provide incentives to the physician or medical groups for improving the quality of care, as well as to encourage appropriate utilization of hospital inpatient, outpatient surgery and emergency room services. We believe improved business consultation and management tools, including more thorough data reporting and financial analysis of expected performance of our contracts, will enable us to create more financially successful physician and hospital networks. We primarily focus on securing cost-effective physician, hospital and other health care provider contracts to maintain a qualified network of providers in each geographic area we serve, as well as improving the medical management of health services to achieve both better quality and cost-effective care. Many of our physician and hospital contracts have one-year terms. However, we also have a number of multiple-year contracts with physician groups and hospitals to ensure the quality and stability of our network.

•	Capitation Arrangements. Traditionally, we have contracted with physician organizations as well as many hospitals and ancillary providers on a prepaid, capitated fixed-fee per-member per-month basis, regardless of the services provided to each member. Capitation payments to physicians and hospitals may be based on a percentage of the premium we receive, which is especially true for our Secure Horizons contracts, or a fixed per-member per-month amount that is adjusted to reflect membership age, sex and benefit variation. Under our capitated contracts, medical groups may assume administration functions, including physician management and claims processing, to support management of health care services. We continue to believe that delegation of agreed upon functions empowers our physicians and hospitals to provide quality service and care.

Provider Delegated Administration. Most of our capitated physician and hospital networks have qualified through our assessment processes to perform some or all of the administrative functions associated with operating in a capitated environment, such as paying claims and providing medical management. In those situations, we provide support for their administrative functions to help them achieve greater levels of efficiency. Moreover, we only delegate medical management duties to physicians and hospitals with demonstrated and consistent acceptable performance of these functions.

HMO Direct Administration. We perform all the direct management functions, such as claims payment and medical management, mainly on behalf of physician networks that do not have the capability to manage the administrative functions associated with operating in a capitated environment. In addition, we work with those physicians to assist them in developing the capability to assume a greater share of the administrative functions. We continue to develop our own expertise in this area to ensure that we can continue to build strong networks for our members in both existing and new markets where physicians may not be capable of performing these functions.

•	Risk-based Arrangements. We share the risk of health care costs with parties not covered by capitation arrangements. Under the majority of our risk-based arrangements, the physician group is capitated for physician services only. Therefore, our risk-based contracts generally include budgeted amounts for hospital inpatient, outpatient surgery, and emergency room service utilization. In some cases, if member utilization for hospital services exceeds the agreed upon budgeted amount, we share these excess costs with the physician group based on provisions specified in the contract. Depending on how the contract is arranged, health care costs may be apportioned between two or more entities. For example, we may share excess hospital costs with the physician group only or with both the physician group and the hospital provider.

•	Fee-for-Service Arrangements (including Directly Contracted Network Model). We contract with other hospitals and ancillary providers, as well as some individual physicians or physician organizations, to provide services to our members based on modified discounted fee schedules (such as the Medicare fee schedule) for the services provided. Where the provider community is not organized around aggregate physician groups or if it requires more extensive medical management and/or administrative services, we contract with physicians through our directly contracted network model. This model allows individual physicians to serve our members through a program that generally compensates physicians on a discounted fee-for-service basis and incorporates some elements of risk-sharing through the development and adherence to agreed-upon budgets. Under these arrangements, we perform all administrative functions required for effective management of quality, medical costs and claims payment.

The trend away from capitated contracts to risk-based and fee-for-service agreements continues, especially for hospital services. The percentages of membership by contract type at December 31, 2000 and 1999 were as follows:

	Hospital		Physician

	At December 31,

	2000	1999	2000	1999

Commercial

Capitated	57%	77%	84%	93%

Risk-based/fee-for-service	43%	23%	16%	7%

Secure Horizons

Capitated	65%	79%	87%	96%

Risk-based/fee-for-service	35%	21%	13%	4%

Total

Capitated	59%	78%	85%	94%

Risk-based/fee-for-service	41%	22%	15%	6%

Physician and Hospital Contracting Risk. Our profitability depends, in part, on our ability to control health care costs while providing quality care. As we shift from our capitation model to a risk-based environment, we face the risk that we will not be able to control our health care costs to the same degree as was possible under fully capitated contracts. The following are risks associated with our physician and hospital contracting arrangements:

•	Insolvency Risk. Under capitated arrangements, we face the risk of a physician group or physician association becoming insolvent. Depending on state law, we may be held liable for unpaid health care claims that were previously the responsibility of the capitated physician and for which we have already paid capitation. To reduce this insolvency risk, we have developed contingency plans that include shifting members to other physicians and reviewing operational and financial plans to monitor and maximize financial and network stability. Some of our physicians require more frequent monitoring. We may incur additional health care costs in the event of physician instability where we are unable to reach an agreement that is mutually beneficial. These costs may be incurred when we need to contract with other physicians at less than cost-effective rates to continue providing health care to our members.

•	Utilization Risk. Under fee-for-service and risk-based contracts, we risk incurring higher than expected health care costs due to increased utilization of hospital and physician services. To reduce the risk of higher than medically warranted utilization, we are focused on developing medical management programs to manage health care costs and investing in the development of systems to monitor and manage the utilization of health care services, while maintaining quality of care.

Medical Management. In efforts to reduce the financial risk associated with risk-based and fee-for-service arrangements, we are focusing on enhancing our internal medical management programs. Our medical management staff consists of doctors and nurses who monitor the medical treatment of our members in need of hospital care. In some cases, our medical managers are located on-site for some of our key hospitals.

Our medical management programs are composed of:

•	a precertification of admission process;

•	a concurrent review process; and

•	a retrospective review.

In the precertification stage, our medical managers are responsible for determining that requests for hospitalization and specified health care procedures meet specific clinical criteria and are approved in advance. Our concurrent review process begins once our member has been admitted to the hospital for care with our medical managers responsible for providing administrative oversight of the hospital process. The medical manager is also responsible for monitoring the discharge process, and coordinating any outpatient services needed by the patient, including skilled nursing facility, home nursing care and rehabilitation therapy.

Finally, our retrospective review process occurs when our medical management staff is not directly involved in the hospitalization of our members. This can occur when our members receive emergency care at an out-of-area hospital.

With our increased number of risk-based and fee-for-service arrangements, we have an increased need for medical management. To meet this need, we plan to increase medical management staffing by 20 percent to more than 800 full-time employees in 2001.

A small number of our members with chronic diseases continue to drive a significant portion of our health care costs. Our emphasis on disease management focuses on member education and prevention to improve our members’ health and reduce costs. Our analysis has shown that five percent of seniors consume more than 50 percent of health care expenses within a year and four diseases account for 90 percent of the costs within that subset. As a result, we are developing programs in coronary artery disease, congestive heart failure, chronic obstructive pulmonary disease and end stage renal disease to better address the health needs of those patients. We are also entering into contracts with outside parties to assist us with our disease management programs.

Health Care Quality

General. We are convinced that providing our members access to continually improved health care services leads to improved health for our members. To assure this, we focus on physician peer review procedures, physician and hospital quality reviews, member quality initiatives and national industry measures.

Physician Peer Review Procedures. We have established a comprehensive peer review procedure at each HMO, governed by a quality improvement committee. The medical director for each HMO chairs that HMO’s committee. Each committee consists of health plan clinical professionals and physician representatives from the contracted physician groups. All physicians are initially credentialed and approved by that HMO’s quality improvement committee. The quality assessment includes evaluating the performance of that physician, as well as the quality of the providers’ medical facilities, medical records, laboratory and x-ray licenses and their capacity to handle membership demands.

Physician and Hospital Quality Reviews. We also engage in ongoing quality reviews of our existing physicians and hospitals to ensure that members are receiving quality medical care. A highlight of our physician and hospital management program is our provider profile, which is a comprehensive, quarterly risk-adjusted report card of over 80 measures, which helps physicians and hospitals manage their performance in the areas of clinical quality, utilization management, service quality and administrative efficiency. In addition, the provider profile serves as the data source for the Quality Index, which is a public report on our contracting medical groups’ performance in the areas of clinical, service and administrative data quality. This report provides consumers with information to help them become more active participants in their health care, beginning with their selection of health care providers. In addition, the Quality Index has statistically proven to significantly improve performance and consistency in virtually all indicators that have been continually measured. Our member information materials highlight best performing physician groups, so that members have credible and relevant information by which to select physicians.

Member Quality Initiatives. To improve the quality of service and health for our members, we have developed a comprehensive quality improvement program that includes:

•	Implementing comprehensive health management programs in diabetes, congestive heart failure, cardiovascular risk reduction and depression, aimed at improving health outcomes;

•	Conducting preventive health programs, cancer screening, smoking cessation, and senior health risk assessments;

•	Offering independent external review programs to members in which members can have a service or treatment denial of coverage decision reviewed by a physician or panel of physicians outside their health plan;

•	Decreasing inappropriate denials and improving the appeals process for our members;

•	Standardizing and streamlining our specialty provider referral process;

•	Utilizing our “JustOne/Ready Reply” approach in California, Oklahoma and Texas, which is designed to resolve members’ issues and answer questions with a single phone call by the member. We handle all necessary contact between the plan, physicians, hospitals and medical groups through the final resolution of the issue, and then report the outcome to the member;

•	Participating in the Coalition for Affordable Quality Health Care’s voluntary quality initiative. Along with 21 other organizations, we have committed to enabling consumers to have access to quality coverage and information; improving administrative simplicity for doctors and consumers; and working with doctors to improve overall health care quality and patient safety;

•	Monitoring member satisfaction through surveys and internal operational report cards compared to our current established benchmarks; and

•	Providing members free access to in-depth health information on thousands of topics via the Internet at www.pacificare.com.

National Industry Measures. The National Committee for Quality Assurance (“NCQA”) is an independent, non-profit organization that reviews and accredits HMOs. Our HMOs provide quality and service information under NCQA’s Health Plan Employer Data Information Set program. NCQA also performs site reviews to determine if an HMO complies with standards it has established for quality improvement, utilization management, physician and hospital credentialing and a commitment to members’ rights and preventive health services. HMOs that comply with NCQA’s review requirements and quality standards receive NCQA accreditation. We have improved our NCQA scores by implementing our membership and physician and hospital quality programs. At December 31, 2000, our HMOs in Arizona, California, Colorado, Nevada, Oklahoma, Oregon, Texas and Washington (covering approximately 98 percent of our membership) have received either “commendable” or “excellent” three-year NCQA accreditation.

Risk Management

We shift part of our risk of catastrophic losses by maintaining reinsurance coverage for specified hospital costs incurred in the treatment of catastrophic illnesses. We require contracting physicians, physician groups and hospitals to maintain individual malpractice insurance coverage. We also maintain general liability, property, managed care errors and omissions and medical malpractice insurance coverage in amounts that we believe to be adequate.

Government Regulation and Proposed Legislation

General. Our HMOs are subject to extensive federal and state regulations that govern the scope of benefits provided to our members, financial solvency requirements, claims processing, quality assurance and utilization review procedures, member grievance procedures, physician and hospital contracts, marketing and advertising. Our HMOs are also required to maintain restricted cash reserves represented by interest-bearing investments that are held by trustees or state regulatory agencies. These requirements, which limit the ability of our subsidiaries to transfer funds, may also limit their ability to pay dividends. From time to time, we advance funds to our subsidiaries to assist them in satisfying federal or state financial requirements. Our behavioral health, insurance and dental subsidiaries are also subject to extensive federal and state regulation.

HCFA. Our Secure Horizons program is subject to regulations by HCFA, the United States Department of Health and Human Services and state regulatory entities. These agencies govern the benefits provided, premiums paid, quality assurance procedures, marketing and advertising for our Medicare+Choice products. See “Business Operations — Secure Horizons Program.” Congress enacted the Balanced Budget Act of 1997 (“BBA”), which required the creation of the Medicare+Choice program as a replacement to the Medicare Risk program. HCFA has since promulgated regulations, operational policy letters and contracts implementing Medicare+Choice, including the Balanced Budget Refinement Act of 1999 and the Benefits Improvement and Protection Act of 2000 (“BIPA”). These contracts and regulations established new and expanded requirements for Medicare+Choice organizations. They also establish new or expanded standards for quality assurance, beneficiary protection, coordinated open enrollment, program payment and audits, information disclosure and physician and hospital participation. Compliance with Medicare+Choice regulations has and will continue to increase our Medicare administration costs. BIPA was passed by Congress in December 2000, effective for 2001. Under the new law, Medicare+Choice will receive increased government funding over the next five years beginning in March 2001. The changes for 2001 include increases to the monthly minimum payment floors, increases in the minimum annual payment update from two percent to three percent and modifications to the risk adjuster. See “Secure Horizons Program — Premiums.”

It is possible that future legislation may create additional changes in the payment formula or risk adjuster. However, it is not certain that efforts to revise the laws governing the Medicare+Choice program will succeed. The loss of Medicare contracts or changes in the program could have a material effect on our financial position, results of operations or cash flows of a future period.

Adjusted Community Rate Filings. As a result of the Balanced Budget Act of 1997 and related HCFA rules and regulations, our HMO subsidiaries are required to submit separate adjusted community rate (“ACR”) proposals for every Medicare+Choice plan they offer to Medicare beneficiaries. These rates are based upon our average commercial rate (for non-Medicare enrollees) modified by a factor that represents the difference in utilization characteristics between Medicare and non-Medicare enrollees within each geographic area. In effect, our benefits structure for Secure Horizons is established based on these rates.

Each of our subsidiaries must submit the ACR proposals, generally by county or service area, to HCFA by July 1 for each Medicare+Choice plan offered in the subsequent year. In the normal course of business, all information submitted as part of the ACR process is subject to audit by HCFA or any person or organization designated by HCFA. Our ACR proposal is based on historical data and information available to us at the time of the filing. Potential changes to physician and hospital contracts and market and/or competitive conditions may cause actual results to vary from the projections submitted. In January 2000, HCFA contracted with the Office of Inspector General of the United States Department of Health and Human Services to conduct more comprehensive audits on one-third of all ACR filings as mandated by law. During 2000, audits were conducted in Colorado, Nevada and Texas. No violations were noted as a result of the audits. In addition to the regular ACR proposals submitted in 2000, Medicare+Choice plans were required to re-submit ACR proposals in January 2001 in accordance with BIPA. In our ACR resubmission, BIPA required that we use increased funding to do one or a combination of the following: to reduce member premiums or cost sharing; to enhance benefits; to contribute to a benefits stabilization fund; or to stabilize or enhance beneficiary access to physicians and hospitals (so long as such action does not result in increased beneficiary premiums, cost-sharing, or reduced benefits). Our January 2001 ACR submission has been filed in accordance with BIPA and accompanying ACR instructions, and has been accepted by HCFA.

Employee Retirement Income Security Act of 1974 (“ERISA”). Pursuant to ERISA, the federal government regulates insured and self-insured health coverage plans offered by employers. There have been recent highly publicized legislative attempts to amend ERISA to remove the current limitation on the ability of states to regulate employer health plans and the limitations on an employee’s ability to sue a health plan under state law. If such proposals were enacted, states may have the ability to regulate other aspects of our business operations, and increase our exposure to state law claims that relate to employee health benefits. If such proposals were enacted, the federal government may propose rules on claims payment and appeals processes which accomplish the intent of the proposed Patient Bill of Rights. Additionally, if such proposals were enacted, they may result in increased operating costs.

Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). HIPAA’ s federal standards apply to both the group and individual health insurance markets. HIPAA requires us to:

•	Guarantee the availability and renewability of health insurance for certain employers, employees and individuals;

•	Limit the use of preexisting condition exclusions;

•	Disclose prior coverage; and

•	Make it easier for members to continue coverage in cases where an employee is terminated or changes employers.

HIPAA also prohibits us from discriminating against potential enrollees on the basis of health status. HIPAA includes administrative simplification provisions directed at standardizing transactions and codes, establishing uniform health care provider, payor, employer and patient identifiers and seeking protections for confidentiality and security of patient data. Publication of the HIPAA proposed and final rules has occurred in phases. The first set of final rules, which focus on data standards and code sets, were published in August 2000. Given the 26-month implementation window (from final rule publication date), compliance is required for the data standards and code sets by October 2002. We have reviewed our systems and processes for compliance with the data standard requirements, and are planning 2001 activities to implement the new data requirements. We are also working with various groups to find a common way to work with external business associates, such as physicians and hospitals, to ensure their compliance with the HIPAA rules. We estimate that our HIPAA compliance costs will approximate $20 million in 2001. Our estimate of HIPAA compliance costs may change as current HIPAA rules evolve and additional rules are released or as we continue to evaluate the work required to modify our existing information technology and development systems.

Both federal and state regulators have enforcement responsibilities for HIPAA. As a result, we may encounter different interpretations of HIPAA’s provisions in the different states, as well as varying enforcement philosophies in states where we operate HMOs. These differences may inhibit our ability to standardize our products and services across state lines. Ultimately, under HIPAA and other state laws, cost control through physician and hospital contracting and coordinating care may become more important, and we believe our experience in these areas will allow us to compete effectively.

OPM. We have commercial contracts with OPM to provide managed health care services to federal employees, annuitants and their dependents under the FEHBP. Rather than negotiating rates with us, OPM requires us to provide the FEHBP with rates comparable to the rates charged to the two employer groups with enrollment closest in size to the FEHBP in the applicable community after making required adjustments. OPM further requires us to certify each year that its rates meet these requirements.

Periodically, OPM’s Office of Inspector General (“OIG”) audits us to verify that the premiums charged are calculated and charged in compliance with these regulations and guidelines. Each audit encompasses a period of up to six years. Following the government’s initial on-site audit, OPM will provide us with a post-audit briefing indicating its preliminary results. Interpretations of the rating regulations and audit findings often raise complex issues. The final resolution and settlement of audits have historically taken more than three years and as many as seven years. We have a number of pending audits that we are seeking to resolve with the United States Department of Justice (“DOJ”).

During the audit process, OPM may refer its findings to the DOJ if it believes that we knowingly overcharged the government or otherwise submitted false documentation or certifications in violation of the False Claims Act. Under the False Claims Act, an action can be considered knowingly committed if the government contractor acted with actual knowledge, or with reckless disregard or deliberate ignorance of the government’s rules and regulations. If the government were to win a False Claims Act lawsuit against us, the government could obtain trebled damages, a civil penalty of not less than $5,000 nor more than $10,000 for each separate alleged false claim, and the government could permanently disqualify us from participating in all federal government programs.

In late 1997, we established a formal compliance program to specifically address potential issues that may arise from the FEHBP rating process, to work with OPM to understand its interpretation of the rules and guidelines prior to completion of the rating process, to standardize the FEHBP rating process among all of our HMOs, and to help reduce the likelihood that future government audits will result in any significant findings. Based on the results of a limited number of audits that have been conducted for contract years 1998 and later, we believe that this program has been effective. See Item 3. Legal Proceedings — OPM Litigation and Note 10 of the Notes to Consolidated Financial Statements for a further discussion of OPM matters referred to the DOJ.

Management Information Systems

General. We use computer-based management information systems for various purposes, including e-commerce, marketing and sales tracking, underwriting, billing, claims processing, medical management, medical cost and utilization trending, financial and management accounting, reporting, planning and analysis. These systems also support member, employer group and physician and hospital service functions, including on-line access to membership verification, claims and referral status and information regarding hospital admissions and lengths of stay. In addition, these systems support our tracking and extensive analyses of cost and outcome data.

We continually enhance and upgrade our computer information systems to preserve our investment in existing systems, embrace new technologies, improve the cost effectiveness and quality of our services, introduce new products, and continue to meet legal and regulatory requirements. Ongoing system investments include upgrading system platforms, enhancing existing software, implementing purchased software, migrating to more suitable software database environments and making other investments required to make our systems comply with HIPAA. Simplification, integration and expansion of the systems servicing our business are important components of controlling health care and administrative expenses and improving member and physician and hospital satisfaction. We selectively outsource some technical functions and employ third-party data collection agencies for electronic data interfaces (“EDI”) to receive claims electronically. We have recovery plans in place to mitigate the effect of information systems outages, if necessary. To the extent that these systems fail to operate, however, it could have a material effect on results of operations or cash flows of a future period.

Claims Processing Systems. We use computer based information systems as an important component of claims processing. We receive medical claims from physicians and hospitals for services to our members. Claims are reviewed to determine member eligibility, the quantity and kind of services performed and whether services were authorized. To ensure accuracy, we regularly review reports on inventory levels and claims statistics that focus on claims turn-around and accuracy of payment.

Under our capitated contracts, most of our physicians and hospitals have qualified through our assessment processes to perform administration functions, including claims processing. Under our risk-based contracts, we perform administrative functions, including claims processing. Due to the trend away from capitated contracts to risk-based and fee-for-service arrangements, we have increasing financial and regulatory risk for the accurate and timely processing of claims.

The California Department of Managed Health Care issued a censure against us for late payment of claims to physicians and hospitals. In March of 2001, we reached a settlement with the Department of Managed Health Care, whereby related interest and penalties will not exceed $3 million. We expect to complete payment for the claims and interest by the end of March 2001, bringing us in full compliance. The late payments were caused by the rapid shift from capitation contracts to risk-based and fee-for-service arrangements. Because of the shift, we experienced a dramatic increase in claims volume in California. We have taken steps to correct the situation.

As part of our efforts, we upgraded our claims processing software and enhanced our EDI submission and batch processing capabilities. To further reduce our financial and regulatory risk associated with the accurate and timely processing of claims, we intend to:

•	Eliminate retroactive provider contracts to better manage our costs and claims volume fluctuations;

•	Streamline medical management practices to improve administration;

•	Increase claims processing staff to support the higher level of claims volume associated with risk-based arrangements; and

•	When necessary, consider using third-party administrators to leverage our existing claims processing capabilities.

Competition

In general, the health care industry has experienced significant consolidation. Acute care hospitals have consolidated, increasing their leverage in the market place. Continued consolidation of insurance carriers, other HMOs, employer self-funded programs and PPOs, some of which have substantially larger enrollments or greater financial resources than ours, have created competition for physicians, hospitals and members, impacting profitability and the ability to influence medical management. Pharmacy benefit management companies have continued to consolidate, competing with the pharmacy cost management capability of our wholly owned subsidiary, Prescription Solutions.

In offering health insurance coverage, we compete with CIGNA Health Corporation, Aetna U.S. Healthcare Inc. and UnitedHealth Group for membership from national employers. We also compete with regional HMOs and small group employers, which vary depending on the geographic market. Regional competitors include Kaiser Foundation Health Plan, Health Net Inc., WellPoint Health Networks Inc., and Humana Inc. We also offer a regional alternative for national employers who are willing to support multiple health plans to maintain plans that best suit the needs of employees within a specific region.

We have the highest Medicare membership in the nation, both in absolute terms and as a percentage of overall membership, offering competitive advantages and economies of scale in the Medicare+Choice market. Many health plans have exited the Medicare HMO market due to changes in federal law that reduced Medicare reimbursement rates. While we have benefited in certain regions from our competitors’ market exits, the long-term impact of reduced federal funding on enrollment trends in Medicare+Choice HMO programs is uncertain.

Other competitors include hospitals, health care facilities and other health care providers. These competitors have combined to form their own networks to contract directly with employer groups, and other prospective customers for the delivery of health care services.

Our pharmacy benefit management company, Prescription Solutions, is an integral part of our commercial and Medicare products; however, Prescription Solutions is also sold as a stand-alone product supporting members of other health plans and employer groups. Competitors include Merck-Medco Managed Care, WellPoint Pharmacy Management, Med Impact, Express Scripts and Advance PCS. We believe, when aligned with an HMO, Prescription Solutions differentiates itself from other pharmacy benefit organizations by managing prescription costs and outcomes for the HMO members. Our mail-order prescription drug service competes with national, regional and local pharmacies and other mail-order prescription drug companies.

PacifiCare Behavioral Health of California, Inc. and PacifiCare Behavioral Health, Inc. serve our HMO members in California, Colorado, Oklahoma, Oregon, Texas and Washington, as well as non-PacifiCare HMO members in Arizona and New Mexico. California is among many states that have adopted parity legislation, requiring employers to offer equal coverage for mental health benefits, which we believe enhances our behavioral health business’ future growth potential. Competitors may include other behavioral health plans and employers that move to self-insurance.

We believe that to retain our health plans’ competitive advantages we should continue to focus on developing additional products and services and eliminate or limit growth of unprofitable products. We believe that consumers want products and services that go beyond basic necessity and extend to areas such as lifestyle, senior independent living and financial security. The factors that we believe give us competitive advantages are:

•	Our significant existing market position in our geographic areas of operation;

•	Our long-term operating experience in managed care;

•	Our generally favorable marketplace reputation with physicians, hospitals, members and employers;

•	A strong brand identity for Secure Horizons;

•	Our emphasis on providing high quality customer service; and

•	Our continual improvement of the quality of care provided to our members.

Trademarks

We own the federally registered service marks PacifiCare®, SecureHorizons® and Prescription Solutions®. These service marks are material to our business.

Employees

At February 28, 2001, we had approximately 9,200 full and part-time employees. None of our employees are presently covered by a collective bargaining agreement. We consider relations with our employees to be good and have never experienced any work stoppage.

ITEM 2. PROPERTIES

As of December 31, 2000, we leased approximately 178,000 aggregate square feet of space for its principal corporate headquarters and executive offices in Costa Mesa and Santa Ana, California. In connection with our operations, as of December 31, 2000, we leased approximately 1.9 million aggregate square feet for office space, subsidiary operations, customer service centers and space for computer facilities. Such space corresponds to areas in which our HMOs or specialty managed care products and services operate, or where we have satellite administrative offices. Our leases expire at various dates from 2001 through 2010.

We own seven buildings encompassing approximately 367,000 aggregate square feet of space. Two of the buildings, representing approximately 225,000 aggregate square feet of space, are primarily used for administrative operations and are located in California and Guam. The remaining five buildings are medical office buildings, of which four are leased to third parties under a master lease agreement. All five medical buildings are being marketed for sale. We also own one parcel of vacant land for a total of two acres, which is being marketed for sale.

Our facilities are in good working condition, are well maintained and are adequate for our present and currently anticipated needs. We believe that we can rent additional space at competitive rates when current leases expire, or if we need additional space.

ITEM 3. LEGAL PROCEEDINGS

OPM Litigation. We have contracts that were audited by the OIG, that we acquired through our merger with FHP International Corporation (“FHP”) in 1997. The OIG is alleging that the former FHP Arizona, California, Colorado, Guam and Ohio HMO subsidiaries as well as former FHP Illinois, New Mexico and Utah HMO subsidiaries that we sold in 1997 and 1998, overcharged the government from 1990 through 1997. Several of these contract years have already been audited, but are yet to be settled. We responded to the audit reports, challenging many of the auditors’ assertions. OIG’s allegations were referred to the DOJ for review of potential claims under the False Claims Act. We do not believe there is any evidence that we engaged in any action that would violate the False Claims Act.

The OIG conducted an audit of our Oregon HMO subsidiary. The OIG issued a draft audit report in July 1997, alleging that we overcharged the government for contract years 1991 through 1996. We responded to this draft audit report in April 1998, strongly disagreeing with OIG’s claims. In March 2000, we were notified that the auditors had referred the above-mentioned audit report to the DOJ for review of potential claims under the False Claims Act. We do not believe there is any evidence that we engaged in any action that would violate the False Claims Act. When our legal counsel met with the U.S. Attorney in May 2000, the U.S. Attorney stated that a letter would be sent specifying additional information that was needed. No letter has been received to date. The DOJ has until June 1, 2001 to decide whether to file a claim.

The OIG conducted an audit of our California HMO subsidiary. The OIG issued a draft audit report in January 1998, alleging that we overcharged the government for contract years 1993 through 1996. We responded to this draft audit report in May 1998, strongly disagreeing with OIG’s claims. In January 2001, we were notified that the auditors had referred the above-mentioned audit report to the DOJ for review of potential claims under the False Claims Act. We do not believe there is any evidence that we engaged in any action that would violate the False Claims Act.

We intend to continue to negotiate with OPM on any existing or future unresolved matters to attain a mutually satisfactorily result. We cannot be certain that any ongoing future negotiations will be concluded satisfactorily, that additional audits will not be referred to the DOJ or that additional, possibly material, liabilities will not be incurred. Such liability could have a material effect on our results of operations or cash flows of a future period if resolved unfavorably.

Class Action Legal Proceedings. On November 21, 2000, Michael Russ filed a purported class action complaint against PacifiCare and several of our present and former directors and executive officers in the Central District of California. At least four other complaints have been filed against PacifiCare and several present and former directors and executive officers in the same court. Each of these complaints relates to the same subject matter and will likely be consolidated. The complaints relate to the period between October 27, 1999 and October 10, 2000. The complaints primarily allege that we made false projections about our financial performance in 2000. We deny all material allegations and intend to defend the actions vigorously.

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

On November 22, 1999, Debbie Hitsman filed a purported class action complaint against PacifiCare in the United States District Court for the Southern District of Mississippi, Hattiesburg Division. The complaint relates to the period from November 22, 1995 to the present and purports to be on behalf of all enrollees in our health care plans other than Medicare and Medicaid enrollees. The complaint alleges causes of action for violations of the Racketeer-Influenced and Corrupt Organizations Act and ERISA. The complaint seeks an unspecified amount of compensatory and treble damages, injunctive and restitutionary relief, attorneys’ fees, the imposition of a constructive trust and interest. On June 23, 2000, Hitsman filed and served an additional complaint in the United States District Court for the Southern District of Miami as a purported part of a multi-district litigation proceeding against another managed care company, Humana. Subsequently, Dr. Dennis Breen and other doctors joined the Florida proceeding making allegations similar to those from other providers. These providers, including the California Medical Association, accuse us of imposing unfair contract terms, unnecessarily denying health care for our members, delaying payments for authorized health care and reimbursing physicians at rates that are not sufficient to cover the physician’s cost of providing the health care.

In October 2000, the multi-district litigation panel consolidated the Hitsman cases, the Breen case, the California Medical Association case and certain provider cases in the Southern District of Florida. In December 2000, the court granted our motion to compel arbitration of all of the Hitsman claims and all of Dr. Breen’s claims except for his claims for violations of the Racketeer-Influenced and Corrupt Organizations Act and conspiracy and aiding and abetting claims that stem from contractual relationships with other managed care companies. We have appealed the denial of the arbitration of these claims. Our motion to dismiss the Breen claims was granted, with permission to amend. An amended complaint is anticipated. We deny all material allegations and intend to defend the actions vigorously.

In 1997, William Madruga and another individual filed a purported class action suit against PacifiCare and several of our directors and officers in the United States District Court for the Central District of California. The complaint relates to the period from the date of proxy statement for the FHP acquisition through our November 1997 announcement that earnings for the fourth quarter of 1997 would be lower than expected. The complaint primarily alleges that we previously omitted and/or misrepresented material facts with respect to our costs, earnings and profits. In November 1999, May 2000 and again in January 2001, the court dismissed the Madruga case in part without permission to amend and in part with permission to amend the complaint. The plaintiffs filed a fourth amended complaint in March 2001. We deny all material allegations and intend to defend the actions vigorously.

Industry Litigation. In 2000, Aetna U.S. Healthcare, Inc. and affiliated entities (“Aetna”) settled claims brought by the Attorney General of Texas by consenting to modify some of its business practices in Texas. The Attorney General of Texas has filed similar claims against our Texas HMO and has proposed to settle the lawsuit on the same terms as the Aetna settlement. The business practices in question relate primarily to our Texas HMO’s commercial operations. Resolution of a proposed settlement is still pending. We are unable to predict whether we will ultimately reach a settlement with the Attorney General on these or other terms or the impact that the ultimate settlement could have on our operations. These changes ultimately could adversely affect the HMO industry and could have a material effect on our financial position, results of operations or cash flows of a future period.

We are involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages which are not covered by insurance. Based on current information and review, including consultation with our lawyers, we believe any ultimate liability that may arise from these actions (including all OPM litigation, class action legal proceedings and industry litigation) would not materially affect our consolidated financial position, results of operations or cash flows. However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material effect on our results of operations or cash flows of a future period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the three months ended December 31, 2000.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the Nasdaq National Market under the symbol PHSY. The following table indicates the high and low reported sale prices per share as furnished by Nasdaq.

	High	Low

Year ended December 31, 2000

First Quarter	$53.750	$40.500

Second Quarter	$72.313	$43.625

Third Quarter	$72.313	$34.625

Fourth Quarter	$38.250	$9.813

Year ended December 31, 1999

First Quarter(1)	$82.875	$63.500

Second Quarter(1)	$100.375	$60.500

Third Quarter	$72.125	$42.000

Fourth Quarter	$59.000	$31.125

(1)	At our June 24, 1999 annual meeting, our Class A and Class B common stockholders approved an amended and restated certificate of incorporation, which combined and reclassified our Class A and Class B common stock into a single class of voting common stock. The 1999 first and second quarter information listed above indicate the high and low reported sales price per share for the Class B common stock. See Note 6 of the Notes to Consolidated Financial Statements.

We have never paid cash dividends on our common stock. We do not expect to declare dividends on our common stock in the future, retaining all earnings for business development. Any possible future dividends will depend on our earnings, financial condition, and regulatory requirements. If we decide to declare common stock dividends in the future, such dividends may only be made in shares of our common stock, according to the terms of our credit facility. See Note 6 of the Notes to Consolidated Financial Statements.

As of February 28, 2001 there were 287 stockholders of record of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

In February 1997, our board of directors approved a change in our fiscal year end from September 30 to December 31. This resulted in a transition period for October 1, 1996 through December 31, 1996. The following selected financial and operating data are derived from our audited consolidated financial statements, or from our unaudited internal financial data. For clarity of presentation and comparability, the following selected financial and operating data includes the unaudited period for the twelve months ended December 31, 1996. The selected financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and also with “Item 8. Consolidated Financial Statements and Supplementary Data.”

INCOME STATEMENT DATA

						(Transition
					(Unaudited)	Period)
					Twelve	Three
	Year Ended	Year Ended	Year Ended	Year Ended	Months Ended	Months Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	September 30,
	2000 (1)	1999 (2)	1998 (3)	1997 (4)	1996 (5)	1996	1996 (5)

	(amounts in thousands, except per share data)

Operating revenue	$11,467,927	$9,989,090	$9,521,482	$8,982,680	$4,807,856	$1,234,875	$4,637,305

Expenses:

Health care services	9,913,657	8,368,690	8,002,260	7,658,879	4,017,383	1,039,345	3,872,747

Other operating expenses	1,286,790	1,181,773	1,166,011	1,125,299	605,546	154,996	585,081

Impairment, disposition, restructuring and other charges (credits)	11,730	(2,233)	15,644	154,507	75,840	—	75,840

Office of Personnel Management (credits) charges	(2,964)	—	(4,624)	—	25,000	—	25,000

Operating income	258,714	440,860	342,191	43,995	84,087	40,534	78,637

Net investment income and interest expense	28,735	41,049	43,383	16,129	44,696	12,302	44,143

Minority interest in consolidated subsidiary	637	—	—	—	—	—	—

Income before income taxes	288,086	481,909	385,574	60,124	128,783	52,836	122,780

Provision for income taxes	127,046	203,365	183,147	81,825	53,052	21,079	50,827

Net income (loss)	$161,040	$278,544	$202,427	$(21,701)	$75,731	$31,757	$71,953

Preferred dividends	—	—	(5,259)	(8,792)	—	—	—

Net income (loss) available to common stockholders	$161,040	$278,544	$197,168	$(30,493)	$75,731	$31,757	$71,953

Basic earnings (loss) per share (6)	$4.59	$6.26	$4.50	$(0.75)	$2.43	$1.01	$2.31

Diluted earnings (loss) per share (6)	$4.58	$6.23	$4.40	$(0.75)	$2.39	$1.00	$2.27

OPERATING STATISTICS

Medical care ratio (health care services as a percentage of premium revenue)

Consolidated	87.5%	84.8%	85.0%	85.7%	84.5%	85.1%	84.4%

Commercial	85.1%	81.7%	82.8%	85.8%	82.8%	84.4%	83.1%

Medicare	89.4%	86.9%	86.5%	85.6%	85.6%	85.5%	85.4%

Marketing, general and administrative expenses as a percentage of operating revenue	10.5%	11.1%	11.4%	11.7%	12.4%	12.4%	12.4%

Operating income as a percentage of operating revenue	2.3%	4.4%	3.6%	0.5%	1.7%	3.3%	1.7%

Effective tax rate (7)	44.1%	42.2%	47.5%	136.1%	41.2%	39.9%	41.4%

Return on average stockholders’ equity	8.1%	13.2%	9.4%	(1.5)%	9.3%	3.9%	9.3%

See footnotes following “Balance Sheet Data.”
Continued on next page.

	December 31,	December 31,	December 31,	December 31,	December 31,	September 30,
	2000	1999	1998	1997	1996	1996

MEMBERSHIP DATA

Commercial	2,953,300	2,643,400	2,554,100	2,790,000	1,451,500	1,434,500

Medicare	1,056,700	1,014,600	972,800	1,001,100	593,600	596,200

Total HMO membership	4,010,000	3,658,000	3,526,900	3,791,100	2,045,100	2,030,700

BALANCE SHEET DATA

(amounts in thousands)

Cash and equivalents and marketable securities	$2,115,648	$1,848,258	$1,600,189	$1,545,382	$962,482	$700,093

Total assets	$5,323,436	$4,884,021	$4,630,944	$4,963,046	$1,561,472	$1,299,462

Medical claims and benefits payable	$1,270,800	$795,200	$645,300	$721,500	$282,500	$268,000

Long-term debt, due after one year	$836,556	$975,000	$650,006	$1,011,234	$1,370	$5,183

Stockholders’ equity	$2,003,560	$1,977,719	$2,238,096	$2,062,187	$860,102	$823,224

(1)	The 2000 results include impairment, disposition, restructuring, OPM and other net pretax charges (credits) totaling $9 million ($5 million or $0.15 diluted loss per share, net of tax). See Note 9 of the Notes to Consolidated Financial Statements. Operating income before pretax credits and charges as a percentage of operating revenue was 2.3 percent. Return on average stockholders’ equity before pretax credits and charges was 8.5 percent.

(2)	The 1999 results include impairment, disposition, restructuring and other net pretax credits totaling $2 million ($2 million or $0.04 diluted loss per share, net of tax). The after tax and per share amounts were losses because the goodwill impairment was not deductible for income tax purposes. See Note 9 of the Notes to Consolidated Financial Statements. Operating income before pretax credits and charges as a percentage of operating revenue was 4.4 percent. Return on average stockholders’ equity before pretax credits and charges was 13.3 percent.

(3)	The 1998 results include $11 million of net pretax charges ($6 million or $0.12 diluted loss per share, net of tax). See Note 9 of the Notes to Consolidated Financial Statements. Operating income before pretax credits and charges as a percentage of operating revenue was 3.7 percent. Return on average stockholders’ equity before pretax credits and charges was 9.7 percent.

(4)	The 1997 results include the results of operations for the FHP International Corporation acquisition from February 14, 1997. The 1997 results also include $155 million of pretax charges ($129 million or $3.18 diluted loss per share, net of tax) for the impairment of long-lived assets, restructuring and certain other charges. Operating income before pretax charges as a percentage of operating revenue was 2.2 percent. Return on average stockholders’ equity before pretax charges was 6.9 percent.

(5)	The 1996 results include $101 million of pretax charges ($62 million or $1.96 diluted loss per share, net of tax for the fiscal year ended September 30 and $1.97 diluted loss per share for the twelve months ended December 31) for the impairment of long-lived assets, potential government claims, dispositions and certain restructuring charges. Operating income before pretax charges as a percentage of operating revenue for 1996 was 3.8 percent for the fiscal year ended September 30 and 3.9 percent for the twelve months ended December 31. Return on average stockholders’ equity before pretax charges for the fiscal year ended September 30 was 17.2 percent and 17.0 percent for the twelve months ended December 31.

(6)	Earnings per share were restated to conform with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.”

(7)	Effective income tax rate includes the effect of nondeductible pretax charges.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview. We sell HMO and HMO-related products primarily to members in two groups: the commercial programs for employer-group members and individuals and the Secure Horizons program for Medicare beneficiaries. Our specialty managed care HMOs and HMO-related products and services supplement our commercial and Secure Horizons programs. These include pharmacy benefit management, behavioral health services, life and health insurance and dental and vision services.

Events significant to our business in 2000 included the following:

•	2000 results include impairment, disposition, restructuring, OPM and other net pretax charges totaling $9 million ($5 million or $0.15 diluted loss per share, net of tax). See Note 9 of the Notes to Consolidated Financial Statements.

•	In December 2000, we limited the enrollment of new members in our Medicare+Choice health plan, Secure Horizons, through a combination of capacity waivers and voluntary closure notices. This plan affected a total of 42 counties in California, Colorado, Oregon, Texas and Washington. Voluntary closures, did not affect current or recently enrolled members in these counties, nor did they affect newly eligible Medicare beneficiaries (those turning 65 or becoming disabled). Retiree enrollment with January 1, 2001 effective dates were accepted, except for those areas affected by the capacity waivers in the Houston, Texas and Washington State areas.

•	In October 2000, we announced our intention to withdraw our commercial HMO and POS products from 15 Colorado counties. This plan affects approximately 25,000 commercial HMO and POS members. The effective date for this withdrawal is May 1, 2001. We will retain our commercial HMO products in other Colorado counties where the vast majority of our members reside. Qualified employers may apply for our PPO, which is not affected by this service area change.

•	In June 2000, we submitted our 2001 proposed Medicare benefit plan changes to HCFA for approval. These changes include exiting (or partially exiting) Medicare operations in a total of 15 counties in Arizona, Colorado, Ohio, Texas and Washington. This proposal will affect approximately 20,500 Medicare members.

•	We completed the exit of all HMO operations in Ohio. This exit affected approximately 35,000 commercial members and 3,500 Medicare members located in Ohio and Kentucky who were enrolled in our plans during 2000. (These 3,500 Medicare members were included in our 2001 proposed Medicare benefits plan changes submitted to HCFA as discussed above.) We entered into an agreement with Anthem Blue Cross and Blue Shield to assist in transitioning Ohio’s commercial membership. Medicare members were provided a choice of another Medicare+Choice HMO or traditional fee-for-service Medicare. See Note 4 of the Notes to Consolidated Financial Statements.

•	During the first half of 2000, we assumed approximately 18,000 members in Colorado and 21,000 members in Washington as a result of transition agreements signed with QualMed Plans for Health of Colorado and with QualMed Washington Health Plans, Inc. (together, “QualMed”), each a subsidiary of Health Net, Inc. See Note 4 of the Notes to Consolidated Financial Statements.

•	On February 1, 2000, we completed our acquisition of Harris Methodist Texas Health Plan, Inc. and Harris Methodist Health Insurance Company Inc. (together, “Harris”), a health plan and insurance company in Texas with approximately 250,000 commercial and 50,000 Medicare members. See Note 4 of the Notes to Consolidated Financial Statements.

2000 Compared With 1999

Membership. Total HMO membership increased 10 percent to approximately 4.0 million members at December 31, 2000 from approximately 3.7 million members at December 31, 1999. Our total HMO membership excludes employer self-funded members and PPO and indemnity members.

	At December 31, 2000			At December 31, 1999

Membership Data	Commercial	Medicare	Total	Commercial	Medicare	Total

HMO membership:

Arizona	124,700	103,100	227,800	105,000	89,300	194,300

California	1,812,000	564,800	2,376,800	1,720,000	608,100	2,328,100

Colorado	285,800	74,000	359,800	318,300	78,200	396,500

Guam	50,500	—	50,500	41,500	—	41,500

Nevada	34,300	32,200	66,500	35,100	28,500	63,600

Ohio	35,000	3,500	38,500	42,700	16,500	59,200

Oklahoma	88,300	31,400	119,700	84,300	29,000	113,300

Oregon	103,700	31,600	135,300	109,000	36,500	145,500

Texas (1)	319,100	151,400	470,500	112,600	64,100	176,700

Washington	99,900	64,700	164,600	74,900	64,400	139,300

Total HMO membership	2,953,300	1,056,700	4,010,000	2,643,400	1,014,600	3,658,000

Other membership:

Employer self-funded	65,000	—	65,000	55,100	—	55,100

PPO and indemnity	42,900	—	42,900	29,800	—	29,800

Total other membership	107,900	—	107,900	84,900	—	84,900

Total membership	3,061,200	1,056,700	4,117,900	2,728,300	1,014,600	3,742,900

(1)	Texas membership includes Harris members totaling approximately 130,000 commercial and 43,000 Medicare at December 31, 2000.

Commercial HMO membership increased approximately 12 percent at December 31, 2000 compared to the prior year due to:

•	Net membership increases from acquired membership in Colorado, Texas and Washington, partially offset by membership decreases in Colorado attributable to premium rate increases that averaged 14 percent in 2000; and

•	Growth in California primarily from marketing efforts to retain membership and renew major employer accounts.

Medicare membership increased four percent at December 31, 2000 compared to the prior year due to:

•	Members acquired primarily in Washington and Texas; and

•	Competitor exits in markets where Secure Horizons will remain, primarily in Arizona, Nevada and Texas; partially offset by

•	Membership decreases primarily in California due to disenrollment resulting from reduced benefits, increased copayments and instituted or increased member-paid supplemental premiums in some counties; and

•	Membership decreases as a result of our January 2000 county exits in California, Ohio, Oregon and Washington.

Employer self-funded membership increased approximately 18 percent at December 31, 2000 compared to the same period in the prior year primarily due to additional membership from the Harris acquisition, partially offset by membership losses in Colorado. PPO and indemnity membership increased approximately 44 percent at December 31, 2000 compared to the prior year primarily due to additional Harris membership.

Commercial Premiums. Commercial premiums increased 23 percent or $918 million for the year ended December 31, 2000 compared to the prior year as follows:

Year Ended
December 31, 2000

(amounts in millions)
Premium rate increases that averaged approximately eight percent for the year ended December 31, 2000	$337

The inclusion of premiums from the Harris acquisition	316

Net membership increases, primarily in California	265

Increase over prior year	$918

Medicare Premiums. Medicare premiums increased nine percent or $540 million for the year ended December 31, 2000 compared to the prior year as follows:

Year Ended
December 31, 2000

(amounts in millions)
Premium rate increases that averaged approximately seven percent for the year ended December 31, 2000	$425

The inclusion of premiums from the Harris acquisition	221

Net membership losses, primarily in California	(106)

Increase over prior year	$540

Other Income. Other income increased approximately 17 percent or $21 million for the year ended December 31, 2000 compared to the prior year. The increases were primarily due to increased mail-service revenues of Prescription Solutions, including mail-service revenues from the acquired Harris business. Prescription Solutions generates mail-service revenues, where we, rather than network retail pharmacies, collect the member copayments.

Consolidated Medical Care Ratio. The consolidated, commercial and Medicare medical care ratios (health care services as a percentage of premium revenue), including favorable changes in estimates for the first quarter, increased for the year ended December 31, 2000 compared to the prior year primarily due to:

•	Higher physician, hospital, outpatient, emergency service utilization and higher cost of claims under fee-for-service or risk-based contracts; and

•	Higher prescription drug costs; partially offset by

•	Premium rate increases.

	Year Ended
	December 31,

	2000	1999

Medical care ratio:

Consolidated	87.5%	84.8%

Commercial	85.1%	81.7%

Medicare	89.4%	86.9%

The commercial medical care ratio includes the specialty HMOs and indemnity insurance results.

Health care costs for the year ended December 31, 2000, were reduced by $9 million ($5 million or $0.14 diluted earnings per share, net of tax), of which $6 million is related to our commercial product line. These reductions were a result of our favorable first quarter 2000 resolution of prior period estimates relating to a provider contract. Excluding the effects of these favorable changes in estimates, the medical care ratios were as follows:

	Year Ended
	December 31,

	2000	1999

Medical care ratio excluding the provider credit:

Consolidated	87.6%	84.8%

Commercial	85.2%	81.7%

Medicare	89.4%	86.9%

Marketing, General and Administrative Expenses. For the year ended December 31, 2000, marketing, general and administrative expenses as a percentage of operating revenue decreased compared to the prior year due to higher operating revenue in 2000.

	Year Ended
	December 31,

	2000	1999

Marketing, general and administrative expenses as a percentage of operating revenue	10.5%	11.1%

Impairment, Disposition, Restructuring, Office of Personnel Management (“OPM”) and Other Charges (Credits). We recognized net pretax charges of $9 million ($5 million or $0.15 diluted loss per share, net of tax) for the year ended December 31, 2000. See Note 9 of the Notes to Consolidated Financial Statements.

Operating Income. Factors contributing to the changes are discussed above.

	Year Ended
	December 31,

	2000	1999

Operating income as a percent of operating revenue	2.3%	4.4%

Net Investment Income. Net investment income increased approximately 29 percent for the year ended December 31, 2000 compared to the prior year due to:

•	Higher average invested balances; and

•	Increases in short- and long-term interest rates combined with the gradual shift of tax-exempt investments to higher yielding taxable securities.

Interest Expense. Interest expense increased approximately 85 percent for the year ended December 31, 2000 compared to the prior year due to:

•	Increased borrowings on our credit facility to fund our share repurchase program; and

•	Higher short-term interest rates combined with a higher interest fee structure in the credit facility agreement.

Provision for Income Taxes. The effective income tax rate was 44.1 percent for the year ended December 31, 2000, compared with 42.2 percent in 1999. Because of lower 2000 earnings, the non-deductible goodwill amortization expense is a higher percentage of pretax income, increasing our 2000 effective tax rate.

Significant Fourth Quarter Items. During the fourth quarter of 2000, our claims incurred but not reported increased by $21 million for periods prior to September 30, 2000, primarily due to increased utilization and cost of claims under risk-based hospital arrangements. This increase was partially offset by $15 million of reductions in related ancillary reserves, such as reserves for claims backlog and vision and mental health claims. Additionally, during the fourth quarter of 2000, our marketing, general and administrative expenses decreased by $11 million, related to incentive compensation and other accruals.

1999 Compared with 1998

Membership. Total HMO membership increased four percent to approximately 3.7 million members at December 31, 1999 from approximately 3.5 million members at December 31, 1998.

	At December 31, 1999			At December 31, 1998

Membership Data	Commercial	Medicare	Total	Commercial	Medicare	Total

Arizona	105,000	89,300	194,300	107,100	86,500	193,600

California	1,720,000	608,100	2,328,100	1,595,000	599,800	2,194,800

Colorado	318,300	78,200	396,500	296,600	58,500	355,100

Guam	41,500	—	41,500	39,800	—	39,800

Nevada	35,100	28,500	63,600	38,900	22,900	61,800

Ohio	42,700	16,500	59,200	44,000	16,600	60,600

Oklahoma	84,300	29,000	113,300	96,300	26,900	123,200

Oregon	109,000	36,500	145,500	114,700	39,300	154,000

Texas	112,600	64,100	176,700	127,100	61,900	189,000

Washington	74,900	64,400	139,300	94,600	60,400	155,000

Total HMO membership	2,643,400	1,014,600	3,658,000	2,554,100	972,800	3,526,900

Other membership:

Employer self-funded	55,100	—	55,100	55,100	—	55,100

PPO and indemnity	29,800	—	29,800	28,200	—	28,200

Total other membership	84,900	—	84,900	83,300	—	83,300

Total membership	2,728,300	1,014,600	3,742,900	2,637,400	972,800	3,610,200

Commercial HMO membership increased approximately three percent at December 31, 1999 compared to membership at December 31, 1998 due to:

•	Membership increases in California primarily due to improved sales efforts, and in Colorado as a result of the acquisition of ANTERO Health Plans; partially offset by

•	Membership losses attributable to our continued focus on renewing commercial contracts with sufficient price increases to improve gross margin, primarily in Washington and Texas.

Medicare membership increased four percent at December 31, 1999 compared to membership at December 31, 1998 due to:

•	Competitor exits in markets where Secure Horizons will remain, primarily Arizona, Colorado, Nevada and Washington; and

•	The positive results of retention programs initiated during 1998 in California.

Commercial Premiums. Commercial premiums increased four percent or $171 million for the year ended December 31, 1999 compared to premiums in the prior year as follows:

Year Ended
December 31, 1999

(amounts in millions)
Premium rate increases that averaged approximately six percent for the year ended December 31, 1999	$228

Net membership increases (excluding Utah), primarily in California	62

Membership losses resulting from the disposition of Utah	(100)

Discontinued indemnity and workers’ compensation products	(19)

Increase over prior year	$171

Medicare Premiums. Medicare premiums increased five percent or $289 million for the year ended December 31, 1999 compared to premiums in the prior year as follows:

Year Ended
December 31, 1999

(amounts in millions)
Premium rate increases that averaged approximately three percent for the year ended December 31, 1999	$205

Net membership increases (excluding Utah), primarily due to competitors’ exits in markets where Secure Horizons will remain	131

Membership losses resulting from the disposition of Utah	(47)

Increase over prior year	$289

Medicare premium rates on a per member basis increased due to higher HCFA premiums received, changes in membership demographics and health status, higher retiree supplemental premiums and the exit of the Utah Medicaid business.

Other Income. Other income increased for the year ended December 31, 1999 compared to the prior year. The increase was primarily due to increased mail-service revenues from Presciption Solutions, where we, rather than network retail pharmacies, collect the member copayments.

Consolidated Medical Care Ratio. The 1999 consolidated medical care ratio (health care services as a percentage of premium revenue) declined slightly compared to 1998 primarily because current year provider reserves were significantly less than in 1998.

	Year Ended
	December 31,

	1999	1998

Medical care ratio:

Consolidated	84.8%	85.0%

Commercial	81.7%	82.8%

Medicare	86.9%	86.5%

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

Commercial Medical Care Ratio. The commercial medical care ratio includes the specialty HMOs and indemnity insurance results. The commercial medical care ratio for the year ended December 31, 1999 decreased compared to the prior year due to the following:

•	Premium rate increases;

•	The sale of our Utah HMO and workers’ compensation subsidiaries; partially offset by

•	Higher contracted physician costs.

Medicare Medical Care Ratio. The Medicare medical care ratio for the year ended December 31, 1999 increased compared to the prior year due to:

•	Higher contracted physician costs; and

•	Increased pharmacy utilization, pharmacy benefit enhancements and higher prescription drug costs; partially offset by

•	Higher premiums; and

•	Reduced hospital expenses, primarily because current year provider reserves were significantly less than in 1998.

Marketing, General and Administrative Expenses. For the year ended December 31, 1999 compared to 1998, marketing, general and administrative expenses as a percentage of operating revenue decreased because of:

•	Higher operating revenues;

•	The Utah HMO disposition; and

•	The improved efficiencies of our regional customer service operations.

	Year Ended
	December 31,

	1999	1998

Marketing, general and administrative expenses as a percentage of operating revenue	11.1%	11.4%

Impairment, Disposition, Restructuring and Other Charges (Credits). We recognized impairment, disposition, restructuring and other pretax credits in 1999 totaling $2 million (after tax charges of $2 million or $0.04 diluted loss per share). The after tax and per-share amounts were losses because the goodwill impairment was not deductible for income tax purposes. See Note 9 of the Notes to Consolidated Financial Statements.

Operating Income. Factors contributing to the increase in operating income are discussed above.

	Year Ended
	December 31,

	1999	1998

Operating income as a percentage of operating revenue	4.4%	3.6%

Net Investment Income. Net investment income decreased approximately 19 percent for the year ended December 31, 1999 compared to the prior year due to the following:

•	Fewer realized gains on sales of marketable securities in the current year; and

•	The shift of more portfolio holdings to tax-exempt investments that have lower interest rates.

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

Provision for Income Taxes. The effective income tax rate was 42.2 percent in 1999, compared with 47.5 percent in 1998. The rate declined significantly because:

•	Nondeductible goodwill amortization was a smaller percentage of pretax income;

•	We benefited from certain tax strategies, in particular our legal reorganization, which resulted in lower state income taxes;

•	The 1998 effective tax rate included an increase related to nondeductible losses recognized for the dispositions of the Utah HMO and workers’ compensation subsidiaries; and

•	1999 investment strategies resulted in increased tax-exempt earnings.

Liquidity and Capital Resources

Operating Cash Flows. Our consolidated cash, equivalents and marketable securities increased to $2.1 billion at December 31, 2000 from $1.8 billion at December 31, 1999. The combined increase in cash, equivalents and marketable securities occurred primarily due to the trend away from capitated contracts to risk-based and fee-for-service agreements. This shift resulted in the delay of medical expense payments, causing cash levels to build. Cash flows from operations, excluding the impact of deferred revenue, increased $91 million to $605 million at December 31, 2000. The increase is primarily related to changes in assets and liabilities as discussed below in “Other Balance Sheet Change Explanations.”

Investing Activities. For the year ended December 31, 2000, our investing activities provided $72 million in cash. This compared to the use of $251 million during the year ended December 31, 1999. The sale of marketable securities resulted in $178 million of the $323 million net increase over the prior year. The increase was partially offset by $105 million of purchases of property, plant and equipment primarily related to computer equipment and software.

Financing Activities. For the year ended December 31, 2000, we used $301 million of cash for financing activities compared to $194 million used for the same period in the prior year. The increase of $107 million was the result of the following:

•	We paid a net $138 million in 2000 on our long-term debt (net of other borrowings), including net credit facility payments of $140 million, compared to borrowing a net $325 million under the credit facility (net of payments) for the same period in 1999;

•	We repurchased 4.0 million shares of our common stock in 2000 for $173 million and 8.8 million shares of our common stock in 1999 for $480 million under our stock repurchase program;

•	In 1999, we paid UniHealth Foundation $60 million in consideration for UniHealth Foundation’s vote in favor of the reclassification of our stock and in consideration for the agreements and covenants contained in the stock repurchase agreement between PacifiCare and UniHealth Foundation. In addition, we incurred $2 million of expenses related to the reclassification of our common stock and the registration of the shares held by UniHealth Foundation. No consideration of this type was paid in 2000; partially offset because

•	We received $8 million in 2000 from minority stockholders of a subsidiary; and

•	We received $2 million in proceeds from issuing common shares in 2000 compared to $23 million in 1999.

Other Balance Sheet Change Explanations

Receivables, Net. Receivables, net increased $104 million from December 31, 1999 as follows:

•	$68 million net increase in premium receivables primarily due to premium rate increases;

•	$19 million increase attributable to the Harris acquisition;

•	$13 million net increase in other trade receivables primarily due to higher prescription drug rebate receivables; and

•	$4 million net increase in provider receivables as a result of our higher proportion of risk-based hospital contracts.

Goodwill and Intangible Assets, Net. Goodwill and intangible assets increased $17 million from December 31, 1999 as follows:

•	$86 million increase attributable to the Harris acquisition; and

•	$14 million increase primarily attributable to membership acquisition and assumptions in Colorado and Washington; partially offset by

•	$83 million decrease attributable to goodwill and intangible amortization expense.

Medical Claims and Benefits Payable. Medical claims and benefits payable increased $476 million from December 31, 1999 as follows:

•	$329 million increase in claims incurred but not reported attributable to increases in the number of risk-based hospital arrangements. Under capitation arrangements, physicians and hospitals are prepaid based on a fixed-fee per-member per-month amount, regardless of the services provided to each member. Under risk-based arrangements, claims are payable once incurred. The increase in risk-based arrangements results in an increase in payables for claims incurred, but not yet paid as well as an increase in the estimate of claims incurred but not yet reported to us;

•	$104 million increase attributable to the Harris acquisition, including $28 million in loss contract reserves to be amortized through the fourth quarter of 2001;

•	$26 million increase in physician and hospital capitation liabilities primarily due to the timing of capitation for members shifting to new physicians; and

•	$17 million increase in incentive and other physician and hospital liabilities.

Accrued Liabilities. Accrued liabilities increased $32 million from December 31, 1999 primarily due to the timing of payment of the current year income tax provision and increased accrued interest for amounts borrowed under our credit facility.

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

Membership and Premium Risk Factors. An unforeseen loss of profitable membership or a change in premium expectations could negatively affect our financial position, results of operations or cash flows. Factors that could contribute to the loss of membership or lower premiums include:

•	The inability of our marketing and sales plans to attract new customers or retain existing customers;

•	The effect of premium increases, benefit changes and member-paid supplemental premiums and copayments;

•	Our exit from selected service areas;

•	Our limits on enrollment of new Secure Horizons members in selected markets, through a combination of capacity waivers and voluntary notices;

•	Reductions in work force by existing customers;

•	Negative publicity and news coverage or threats of litigation;

•	Our failure to successfully complete and/or integrate acquisitions; and

•	The loss of key sales and marketing employees.

Health Care Costs. Our profitability depends, in part, on our ability to control health care costs while providing quality care. Our primary focus is securing cost-effective physician, hospital and other health care contracts to maintain our qualified network in each geographic area we serve.

We have increased the capitation rates we pay some of our physicians and hospitals to improve network stability and to reflect the increased costs incurred by our capitated physicians and hospitals. We have reduced benefits, increased copayments and instituted or increased member-paid supplemental premiums in some markets for our Secure Horizons members. The various changes we made to premium rates, benefits, copayments and member paid supplemental premiums did not offset our increased health care costs for 2000 for two primary reasons. During 2000 more of our hospital providers shifted to per-diem, fee-for-service or risk-based contracts than we anticipated when we designed our 2000 programs. Hospital utilization by our members and cost of claims under risk-based hospital arrangements also significantly exceeded our expectations. We also expect that the changes to our benefits programs and increased premiums for our Secure Horizons members in 2001 will not offset our rising health care costs in some markets.

As a result of these trends, the following are potential risks:

•	Insolvency Risk. Under capitated arrangements, we face the risk of a physician group or a physician association becoming insolvent. Depending on state law, we may be held liable for unpaid health care claims that were previously the responsibility of the capitated physician and for which we have already paid capitation. To reduce this insolvency risk, we have developed contingency plans that include shifting members to other physicians and reviewing operational and financial plans to monitor and maximize financial and network stability. Some of our physicians require more frequent monitoring. We may incur additional health care costs in the event of physician instability where we are unable to reach an agreement that is mutually beneficial. These costs may be incurred when we need to contract with other physicians at less than cost-effective rates to continue providing health care to our members. We believe that our December 31, 2000 insolvency reserves, intended to pay for December 31, 2000 and prior health care services that may not be paid by insolvent or unstable physicians, are adequate.

•	Utilization Risk. Under fee-for-service and risk-based contracts, we risk incurring higher than expected health care costs due to increased utilization of hospital and physician services. To reduce the risk of higher than medically warranted utilization, we are focusing on developing medical management programs to manage health care costs and investing in the development of systems to monitor and manage the utilization of health care services, while maintaining quality of care. However, our consolidated medical care ratio could continue to increase if our programs for controlling utilization are not successful.

•	Retroactive Adjustments Risk. Some of the fee-for-service and risk-based arrangements may be signed following the effective date of the contract and may provide for retroactive adjustments to the beginning of the contract year. The retroactive adjustment feature can result in a material change in our estimate of health care costs.

•	Underwriting Risk. We are enhancing our underwriting systems so that we can better price our commercial products and make market exit decisions for our Medicare markets. The development and implementation of these systems will take time and the investment of substantial resources, including the hiring of additional personnel with the requisite experience and skills. If we are not able to develop and implement these systems in a timely and cost effective manner, our results of operations and cash flows of a future period may be materially and adversely affected.

Pharmacy. Our prescription drug costs have been rising for the past few years. The increases are due to the introduction of new drugs costing significantly more than existing drugs, direct consumer advertising by the pharmaceutical industry creating consumer demand for particular brand drugs, patients seeking medications to address lifestyle changes, higher prescribed doses of medications and enhanced pharmacy benefits for members such as reduced copayments and higher benefit maximums. Our efforts to mitigate these trends and ensure appropriate utilization include formulary management, physician education, successful pharmaceutical contracting and increased utilization of our in-house mail-service pharmacy operated by Prescription Solutions.

Formularies are lists of physician-recommended drugs in different therapeutic classes that have been reviewed for safety, efficacy and value. These lists help ensure that members get the right prescription at the right time in the right dose, avoiding potential adverse effects. Formularies also ensure that the costs are effectively managed; if two medications have the same effect, the less expensive option is recommended. Medically necessary drugs not included in the formulary can be obtained through our authorization process provided they are not specifically excluded from coverage or for the treatment of excluded benefits. We continue to conduct member and physician education programs to provide information on the appropriate use of generic drugs, over the counter drugs and antibiotics. Many of our medical groups share the financial risk for prescription drugs as an incentive to find the most effective and cost-efficient treatments for our members. As a way of controlling this health care cost component, we have implemented a decrease in prescription drug benefits for Secure Horizons members in almost all of our geographic areas in 2001.

Medical Care Ratio Risk Factors. An increase in our consolidated medical care ratio could have an adverse effect on our profitability. Uncertainties that could have a negative impact on our medical care ratio include:

•	Changes in the mix of our capitated, risk-based and fee-for-service physician and hospital contracts;

•	The capability of our current claims processing system, which could affect our ability to estimate claims liabilities and establish receivables;

•	Medical and prescription drug costs that rise faster than premium increases;

•	Increases in utilization and costs of medical and hospital services;

•	Our inability to successfully implement our new medical management initiatives, including hospital utilization and disease management initiatives;

•	The effect of federal and/or state legislation on our ability to secure cost-effective contracts with physicians and hospitals;

•	The effect of actions by competitors; and

•	Termination of physician or hospital contracts, physician or hospital instability or renegotiations of such contracts at less favorable rates or terms of payment.

Legislation and Regulation. Recent changes in state and federal legislation have increased and will continue to increase the costs of regulatory compliance, and proposed changes in the law may negatively impact our financial and operating results. These changes may increase our health care costs, decrease our membership or otherwise adversely affect our revenues and our profitability. Regulation and enforcement is increasing both at the state and federal level. Increased regulations, mandated benefits and more oversight, audits and investigations may increase our administrative, litigation and health care costs. The following recent or proposed legislation, regulation or initiatives could materially affect our financial position:

•	New and proposed legislation that would hold HMOs liable for medical malpractice (including proposed federal legislation that would remove or limit the federal preemption set forth in ERISA that precludes most individuals from suing their employer-based health plans for causes of action based upon state law). To date, Arizona, California, Oklahoma, Texas and Washington have enacted legislation that may increase the likelihood of lawsuits against HMOs for malpractice liability;

•	Existing and proposed legislation that would limit our ability to manage care and utilization such as “any willing provider” and “direct access” laws;

•	New state and proposed federal laws mandating benefits including those that mandate equal coverage for mental health benefits, commonly called mental health parity;

•	Federal regulations that place additional restrictions and administrative requirements on the use, electronic retention, transmission and disclosure of personally identifiable health information (see HIPAA);

•	New and proposed legislation that permits and would permit independent physicians to collectively bargain with health plans on a number of issues including financial compensation;

•	Proposed legislation to add a prescription drug benefit, provide payment relief for the Medicare+Choice program and regulate drug pricing by the state and federal government could include provisions that impact Secure Horizons;

•	Proposed legislation and regulation could also include adverse actions of governmental payors, including reduced Medicare premiums; discontinuance of, or limitation on, governmentally funded programs; recovery by governmental payors of previously paid amounts; the inability to increase premiums or prospective or retroactive reductions to premium rates for federal employees; and adverse regulatory actions;

•	New and increased initiatives at the DOJ, the Office of Inspector General of the United States Department of Health and Human Services, the Office of Inspector General of the United States Office of Personnel Management and the various enforcement divisions of the state regulatory agencies governing health care programs. These initiatives pursue both civil and criminal investigations against physicians, hospitals, payors, and pharmaceutical companies for misconduct relating to potential health care fraud and abuse, false claims, ERISA violations, violations of the Medicare program, overbilling of government programs, incorrect reporting of data, and improper denial or mismanagement of care;

•	Existing state legislation and regulation that may increase the financial capital requirements of physicians and hospitals who contract with HMOs to accept financial risk for health services. Proposed state legislation, regulation, or litigation that would otherwise limit our ability to capitate physicians and hospitals or delegate financial risk, utilization review, quality assurance or other medical decisions to our contracting physicians and hospitals; and

•	Existing state legislation and regulation that may require increases in minimum capital, reserves, and other financial liability requirements. In addition, proposed state legislation that may limit the admissibility of certain assets.

Regulatory Oversight. In November 2000, our Texas subsidiary was placed under administrative oversight by the Texas Department of Insurance due to various issues including delegated and non-delegated claims processing timeliness. The Texas Department of Insurance continues to monitor our Texas HMO. We are working with them to resolve any remaining concerns.

Industry Risk. Consumers, physicians and hospitals are currently attacking practices of the HMO industry through a number of separate purported class action lawsuits against us (see Note 10 of the Notes to Consolidated Financial Statements) and against other national HMOs. These lawsuits, including those filed to date against us, may take years to resolve and, depending upon the outcomes of these cases, may cause or force changes in practices of the HMO industry. These cases also may cause additional regulation of the industry through new federal or state laws. These actions ultimately could adversely affect the HMO industry and could have a material effect on our financial position, results of operations or cash flows of a future period and prospects of PacifiCare.

HIPAA. We expect to modify all of our information systems to comply with the HIPAA regulations regarding standardizing transactions and codes. We also expect to incur expense developing systems and contracts to comply with the HIPAA privacy rules. We estimate that our HIPAA compliance costs will approximate $20 million in 2001. Our estimate of HIPAA compliance costs may change as current HIPAA rules evolve and additional rules are released or as we continue to evaluate the work required to modify our existing information technology and development systems.

Marketing, General and Administrative Risk Factors. The following factors could have an adverse impact on marketing, general and administrative expenses:

•	HIPAA compliance costs;

•	Our need for additional advertising, marketing, administrative or management information systems expenditures;

•	The success or lack of success of our marketing and sales plans to attract new customers;

•	Our need for increased claims administration, personnel and systems;

•	Our need for additional investments in medical management, claims processing, underwriting and actuarial resources and technology;

•	Integration costs for acquisitions that exceed our expectations; and

•	Our inability to achieve efficiency goals and resulting cost savings.

Future Dispositions, Impairments and Restructurings. While we previously announced our decision to withdraw all operations in Ohio and commercial HMO and POS products from certain counties in Colorado, we may announce in the future other dispositions of assets or product exits as we continue to evaluate whether our subsidiaries or products fit within our strategy. In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” using the undiscounted cash flow method, we review long-lived assets for impairment when events or changes in business conditions indicate that we may be unable to recover such assets’ full carrying value. Our subsidiaries with operating losses will require more frequent monitoring. If one or more of these subsidiaries generates less operating cash flows than we currently expect, an impairment charge could be necessary. In addition, as we refocus and retool our workforce to shift from a capitated to a risk-based business model, we expect some positions to change or be eliminated, which could result in future restructuring charges. We cannot be certain that the dispositions, impairments or restructuring charges will not result in additional pretax charges. We believe that any disposition, impairment or restructuring charges would not materially affect our current consolidated financial position. However, the disposition, impairment or restructuring charges could have a material effect on the results of operations or cash flows of a future period.

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

Adjusted Community Rate Filings. In addition to the regular ACR proposals submitted in June 2000, we were required to re-submit ACR proposals in January 2001 in accordance with BIPA. In our ACR resubmission, BIPA required that we use increased funding to do one or a combination of the following: to reduce member premiums or cost sharing; to enhance benefits; to contribute to a benefits stabilization fund; or to stabilize or enhance beneficiary access to physicians and hospitals (so long as such action does not result in increased beneficiary premiums, cost-sharing, or reduced benefits). Our January 2001 ACR submission has been filed in accordance with BIPA and accompanying ACR instructions, and has been accepted by HCFA.

We have been notified by HCFA that audits of the ACR proposals will be conducted in Arizona, Oklahoma, Oregon and Washington in 2001. We cannot be certain that any ongoing and future audits will be concluded satisfactorily. We may incur additional, possibly material, liability as a result of these audits. The incurrence of such liability could have a material effect on results of operations or cash flows of a future period.

Risk-Based Capital Requirements. The National Association of Insurance Commissioners has proposed that states adopt risk-based capital standards that, if implemented, would require increased minimum capitalization limits for health care coverage provided by HMOs and other risk-bearing health care entities. Risk-based capital requirements currently apply for Arizona, Colorado, Indiana, Nevada, Texas and Washington. We do not expect California to adopt risk-based capital in 2001. We do not expect this legislation to have a material impact on our consolidated financial position.

Liquidity and Capital Resources. The final maturity date on our credit facility is January 1, 2002. Our ability to refinance this credit facility depends on our credit rating, results of operations and cash flows from operations. Our ability to repay amounts owed under the credit facility depends on dividends and cash transfers from our subsidiaries. Nearly all of the subsidiaries are subject to HMO regulations or insurance regulations and may be subject to substantial supervision by one or more HMO or insurance regulators. Subsidiaries subject to regulation must meet or exceed various capital standards imposed by HMO or insurance regulations, which may from time to time impact the amount of funds the subsidiaries can pay to us. Our subsidiaries are not obligated to make funds available to us and creditors of our subsidiaries have superior claim to our subsidiaries’ assets. Additionally, from time to time, we advance funds in the form of a loan or capital contribution to our subsidiaries to assist them in satisfying federal or state financial requirements. We may provide additional funding to a subsidiary if a federal or state legislator imposes additional financial requirements due to concerns about the financial position of the subsidiary or if there is an adverse effect resulting from changes to the risk-based capital requirements. This may in turn affect the subsidiary’s ability to pay dividends or make other cash transfers. We will pursue several options to maintain liquidity and refinance our current credit facility. Options include issuing long-term debt and restructuring the existing line of credit.

Other. Results may also differ materially from those projected, forecasted, estimated and budgeted by us due to adverse results in ongoing audits or in other reviews conducted by federal or state agencies or health care purchasing cooperatives; adverse results in significant litigation matters; and changes in interest rates causing changes in interest expense and net investment income.

Expectations. We believe the fourth quarter of 2000 most accurately depicts the environment we face as we enter 2001. As a result, 2001 expectations represent a transition year for us. Our expectations highlight the positive effects of current action plans, and are based on annual operations. We expect the individual quarters to fluctuate based on the seasonality of our business.

Contracting. We expect the percentage of commercial membership under hospital risk-based contracts to increase only six percent and the percentage of Medicare membership under hospital risk-based contracts to increase only three percent compared to the percentage at December 31, 2000.

Membership. We expect commercial and Medicare membership to decline compared to membership at December 31, 2000, as we exit high-cost service areas and provider contracts. We expect commercial membership to decline 10 to 12 percent compared to December 31, 2000. We expect Medicare membership to decline six to eight percent compared to December 31, 2000.

Premiums. We expect an increase in commercial premium revenue of approximately three percent in 2001. We expect commercial HMO premium rate increases to be about 13 percent in 2001. We expect HCFA premium rate increases, combined with supplemental member premiums, to be about six percent in 2001.

Medical Care Ratio. We plan to implement premium increases sufficient to offset health care cost increases, to regain long-term stability in our medical care ratio. We expect the commercial medical care ratio for 2001 to range between 86 and 87 percent. We expect the Medicare medical care ratio for 2001 to range between 90 and 91 percent.

Marketing, General and Administrative Expenses. For the year ending December 31, 2001, we expect our marketing, general and administrative expense ratio to be comparable to the 10.5 percent reported for the year ending December 31, 2000. Additional efficiencies are planned for 2001 but will be partially offset by continued investments in legislative compliance (HIPAA), and investments in underwriting, medical management and claims processing.

Diluted Earnings Per Share. We expect 2001 diluted earnings per share to be approximately $2.94, compared to 2000 diluted earnings per share of $4.73, excluding credits and charges.

Effective Tax Rate. We expect our effective tax rate for 2001 to be approximately 47.5 percent. The increase over the prior-year rate of 44.1 percent is primarily due to nondeductible goodwill increasing as a percentage of pretax income.

Weighted Average Number of Shares. We expect the weighted average number of shares used to compute diluted earnings per share to be approximately 33.6 million shares for the year ended December 31, 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The principal objective of our asset/liability management activities is to maximize net investment income, while maintaining acceptable levels of interest rate risk and facilitating our funding needs. Our net investment income and interest expense are subject to the risk of interest rate fluctuations. To mitigate the impact of fluctuations in interest rates, we manage the structure of the maturity of debt and investments and use derivative financial instruments, primarily interest rate swaps.

The following table provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2000 and 1999. For investment securities and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Additionally, we have assumed our marketable securities and marketable securities-restricted, comprised primarily of U.S. government, state, municipal, and corporate debt securities, are similar enough to aggregate into fixed rate and variable rate securities for presentation purposes. For terms relating to our long term debt, see Note 5 of the Notes to Consolidated Financial Statements.

As of December 31, 2000:

	2001	2002	2003	2004	2005	Beyond	Total	Fair Value

	(amounts in thousands)
Assets:

Marketable securities:

Fixed rate	$93,821	$29,453	$37,092	$38,770	$54,311	$533,169	$786,616	$784,799

Average interest rate	2.71%	6.01%	5.78%	6.18%	6.32%	5.71%	5.40%	—

Variable rate	$10,010	$13,714	—	$5,000	$7,000	$46,575	$82,299	$79,214

Average interest rate	6.48%	6.47%	—	6.53%	6.30%	5.34%	5.82%	—

Marketable securities — restricted:

Fixed rate	$37,600	$27,088	—	$4,875	$5,721	$17,867	$93,151	$93,937

Average interest rate	2.22%	6.19%	—	5.74%	6.68%	5.40%	4.45%	—

Variable rate	—	—	—	—	—	$1,251	$1,251	$1,256

Average interest rate	—	—	—	—	—	6.25%	6.25%	—

Liabilities:

Long term debt, including debt due within one year:

Variable rate	$161	$735,171	$100,172	$184	$197	$832	$836,717	$836,717

Average interest rate	6.68%	7.88%	7.00%	6.77%	6.77%	6.77%	—	—

As of December 31, 1999:

	2000	2001	2002	2003	2004	Beyond	Total	Fair Value

	(amounts in thousands)
Assets:

Marketable securities:

Fixed rate	$144,799	$23,725	$38,320	$38,528	$39,065	$686,989	$971,426	$932,259

Average interest rate	2.56%	6.20%	5.88%	5.69%	5.90%	5.26%	4.94%	—

Variable rate	—	$5,010	$6,364	—	—	$56,231	$67,605	$66,935

Average interest rate	—	6.55%	5.76%	—	—	4.94%	5.14%	—

Marketable securities — restricted:

Fixed rate	$56,437	$8,457	$2,931	—	$500	$16,784	$85,109	$84,521

Average interest rate	3.09%	5.68%	5.89%	—	5.68%	4.95%	3.82%	—

Variable rate	—	—	—	—	—	$1,362	$1,362	$1,367

Average interest rate	—	—	—	—	—	5.91%	5.91%	—

Liabilities:

Long term debt, including debt due within one year:
Variable rate	—	$75,000	$800,000	$100,000	—	—	$975,000	$975,000

Average interest rate	—	6.76%	6.76%	7.00%	—	—	—	—

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index included at “Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

We have not changed our independent auditors, nor have we had disagreements with our auditors on accounting principles, practices or financial statement disclosure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information about each of our current directors and executive officers. Executive officers are elected by and serve at the discretion of our board of directors.

Directors	Age	Title

David A. Reed	68	Chairman of the Board

Howard G. Phanstiel	52	Director, President and Chief Executive Officer

Bradley C. Call	58	Director

Terry O. Hartshorn	56	Director

Arthur B. Laffer, Ph.D.	60	Director

Gary L. Leary	66	Director

Sanford M. Litvack	64	Director

Warren E. Pinckert II	57	Director

Lloyd E. Ross	60	Director

Jean Bixby Smith	63	Director

Corporate Executive Officers

Bary G. Bailey	42	Executive Vice President and Chief Strategic Officer

Bradford A. Bowlus	45	Executive Vice President and President and Chief Executive Officer, PacifiCare Health Plans

Joseph S. Konowiecki	48	Executive Vice President, General Counsel and Secretary

Gregory W. Scott	47	Executive Vice President and Chief Financial Officer

Susan L. Berkel	39	Senior Vice President, Finance and Corporate Controller

Maria Z. Fitzpatrick	43	Senior Vice President and Chief Information Officer

Robert N. Franklin	57	Senior Vice President, Public Affairs

James A. Frey II	34	Senior Vice President, Strategic Programs and Chief of Staff

John F. Fritz	56	Senior Vice President and Chief Actuary

Mary C. Langsdorf	41	Senior Vice President, Finance

Wanda A. Lee	60	Senior Vice President, Human Resources

Health Plans Division Executive Officers

James W. Cassity	49	Regional Vice President, Southwest Region and President and Chief Executive Officer, PacifiCare of Texas, Inc. and PacifiCare of Oklahoma, Inc.

Donald E. Costa	46	Regional Vice President, Northwest Region and President and Chief Executive Officer, PacifiCare of Oregon, Inc. and PacifiCare of Washington, Inc.

Val C. Dean, M.D.	52	Regional Vice President, Central Region, and President and Chief Executive Officer, PacifiCare of Colorado, Inc.

Ace M. Hodgin Jr., M.D.	45	Regional Vice President, Desert Region and President and Chief Executive Officer, PacifiCare of Arizona, Inc.

Christopher P. Wing	43	Regional Vice President, Western Region and President and Chief Executive Officer, PacifiCare of California

Edward C. Cymerys	48	Senior Vice President, Pricing and Underwriting

Ronald M. Davis	41	Senior Vice President and Chief Administrative Officer

Katherine F. Feeny	48	Senior Vice President, Secure Horizons Sales and Marketing

Michael A. Kaufman, M.D.	54	Senior Vice President, Health Services and Chief Medical Officer

David A. Taaffe	48	Senior Vice President, National Account Sales and Marketing

Mr. Reed has been Chairman of the Board since 1999. Mr. Reed currently is the President of DAR Consulting Group, and served as past chairman of the American Hospital Association. Mr. Reed has served as a Director of In-Vitro International since 1996 and as a Director of Medstone Intern since 1998.

Mr. Phanstiel was appointed President and Chief Executive Officer in December 2000 after having served as acting Chief Executive Officer since October 2000. Mr. Phanstiel was appointed Executive Vice President and Chief Financial Officer in July 2000. Mr. Phanstiel was an executive of NetCatalyst from January 2000 until June 2000. Mr. Phanstiel was Chairman and Chief Executive Officer of ARV Assisted Living, Inc. from 1997 to 1999. Mr. Phanstiel was Executive Vice President of Finance and Information Services at WellPoint Health Networks from 1994 to 1997.

Mr. Call has been a Director, President and Chief Executive Officer of Stellex Aerospace, Inc., a privately held aerospace component manufacturing firm with multiple plant operations throughout the U.S., since 1998. Mr. Call has been a Director of UniHealth Foundation since 1998, and served as Director of UniHealth, the predecessor of UniHealth Foundation, from 1995 to 1998.

Mr. Hartshorn was Chairman of the Board of PacifiCare from 1993 to 1998. Mr. Hartshorn was President and Chief Executive Officer of UniHealth from 1993 to 1997.

Dr. Laffer was appointed to PacifiCare’s Board in February 2001. Dr. Laffer has served as the founder and chairman of Laffer Associates, an economics research and consulting firm that provides investment-research services to institutional asset managers, since 1979. Dr. Laffer has served as a member of the Board of Directors of MasTec, Inc. since 1999, Neff Corp. since 1998, Oxigene, Inc. since 1998, Nichols-Applegate Growth Equity Fund since 1987 and Vivendi Environment since October 2000.

Mr. Leary currently serves as a consultant to UniHealth Foundation and as a director of several of its subsidiaries. From 1998 through 1999, Mr. Leary served as an Executive Vice President and President of UniHealth Foundation. He was also General Counsel to UniHealth Foundation from 1998 through April 15, 2000. Mr. Leary was an Executive Vice President and General Counsel of UniHealth from 1992 to 1998.

Mr. Litvack was appointed to PacifiCare’s Board in February 2001. Mr. Litvack has served as Vice Chairman of the Board of Directors of Walt Disney Company since 1999. Since December 2000, Mr. Litvack has been in this position on a less than full time basis. From 1994 through 1999, Mr. Litvack served as Senior Vice President and Chief of Corporate Operations of the Walt Disney Corporation. Mr. Litvack is a member of the Board of Directors of Euro Disneyland, Compaq, Antigenics and Cyber Capital.

Mr. Pinckert has been a Director, President and Chief Executive Officer of Cholestech Corporation, a medical device manufacturing firm, since 1993, and is a certified public accountant.

Mr. Ross was Managing Partner of InverMex, L.P. from 1996 to 1997. Mr. Ross served as Vice President/Division Manager of SMI Corporation, a division of ARB, Inc., a commercial and industrial building company and as President/CEO of SMI Construction from 1961 to 1996. Mr. Ross is Chairman of the Board of Directors of the Southern California Water Company.

Ms. Smith has been Chairman of Bixby Land Company since 1994 and President of Alamitos Land Company since 1991, both of which are engaged in the development and management of commercial and industrial real estate. Ms. Smith has also been a Director and Vice President of UniHealth Foundation since 1998.

Mr. Bailey was appointed Executive Vice President and Chief Strategic Officer in July 2000. Mr. Bailey was Executive Vice President of Finance, Information Technology and Strategic Initiatives and Chief Financial Officer at Premier Inc., a hospital alliance, from 1995 to July 2000. Mr. Bailey is a Director of LTC Healthcare, Inc. and a member of its compensation committee.

Mr. Bowlus has been Executive Vice President and President and Chief Executive Officer of PacifiCare Health Plans since 1999. Mr. Bowlus was Regional Vice President, Western Region and President and Chief Executive Officer of PacifiCare of California from 1997 to 1999. From 1994 to 1997, Mr. Bowlus served in various capacities for PacifiCare, including President and Chief Executive Officer of PacifiCare of Washington, Inc., President and Chief Executive Officer of PacifiCare Dental and Vice President of PacifiCare of California.

Mr. Konowiecki has been Executive Vice President since 1999, General Counsel of PacifiCare since 1989, and Secretary of PacifiCare since 1993. Mr. Konowiecki has been a partner of Konowiecki & Rank LLP, including a professional corporation, or its predecessor, since 1980 and has over 21 years of practice in business, corporate and health care law.

Mr. Scott was appointed Executive Vice President and Chief Financial Officer in January 2001. Prior to joining PacifiCare, Mr. Scott was Chief Operating Officer and Chief Financial Officer of Medsite, Inc., an e-commerce and pharmaceutical services company from 1999 through January 2001. Mr. Scott was Senior Vice President and Chief Financial Officer of Prudential HealthCare Group from 1995 to 1999.

Ms. Berkel was appointed Senior Vice President, Finance and Corporate Controller in December 2000. Ms. Berkel was Vice President, Finance and Assistant Corporate Controller from 1999 to December 2000 and Director, Finance from 1995 to 1999.

Ms. Fitzpatrick has been Senior Vice President and Chief Information Officer since September 2000. From March 2000 through September 2000, Ms. Fitzpatrick was Interim Chief Information Officer. Ms. Fitzpatrick was Vice President, Information Technology-Systems Development from 1996 to 2000.

Mr. Franklin has been Senior Vice President, Public Affairs since 1997. From 1993 to 1997, Mr. Franklin was Senior Vice President, Public Affairs of FHP International Corporation, which merged with PacifiCare in 1997.

Mr. Frey was appointed Senior Vice President, Strategic Programs and Chief of Staff in November 2000. Mr. Frey was Senior Vice President, Operations from February 2000 to November 2000. Mr. Frey was President, PacifiCare of Nevada, Inc. during 1999, and was Vice President of Operations, Desert Region from 1997 to 1999. Mr. Frey was Director of Regulatory Affairs, Desert Region from 1996 to 1997.

Mr. Fritz was appointed Senior Vice President and Chief Actuary in January 2001. Prior to joining PacifiCare, Mr. Fritz was a Partner with Ernst & Young LLP from 1996 to January 2001.

Ms. Langsdorf has been Senior Vice President, Finance since January 1999, and was Interim Chief Financial Officer from 1999 to July 2000. Ms. Langsdorf was PacifiCare’s Corporate Controller from 1996 to December 2000. From 1995 to 1999, Ms. Langsdorf was Vice President, Finance.

Ms. Lee has been Senior Vice President, Corporate Human Resources since 1993.

Mr. Cassity has been Regional Vice President, Southwest Region and President and Chief Executive Officer of PacifiCare of Texas, Inc. and PacifiCare of Oklahoma, Inc., since March 2000. From 1997 through 1999, Mr. Cassity was President, Central Division, Prudential HealthCare, a national healthcare company, and Vice President, Prudential HealthCare, from 1996 to 1997.

Mr. Costa has been Regional Vice President, Northwest Region and President and Chief Executive Officer of PacifiCare of Oregon, Inc. and PacifiCare of Washington, Inc., since December 2000. Mr. Costa was Chief Financial Officer of PacifiCare of Oregon, Inc. and PacifiCare of Washington, Inc. from 1997 to December 2000 and PacifiCare of California in 1997. From 1993 to 1997, Mr. Costa was Vice President and Chief Accounting Officer, PacifiCare of California.

Dr. Dean has been Regional Vice President, Central Region and President and Chief Executive Officer of PacifiCare of Colorado, Inc. since May 2000. Dr. Dean was Chief Operating Officer of PacifiCare of Colorado Inc., formerly FHP of Colorado, from 1994 to May 2000. Dr. Dean was also Senior Medical Director of FHP of Colorado from 1993 to 1997.

Dr. Hodgin has been Regional Vice President, Desert Region and President and Chief Executive Officer, PacifiCare of Arizona, Inc. since 1999. Dr. Hodgin was Vice President, Health Services, PacifiCare of Arizona, Inc. from 1997 to 1999, and Medical Director, PacifiCare of Arizona, Inc. from 1994 to 1997.

Mr. Wing has been Regional Vice President, Western Region and President and Chief Executive Officer of PacifiCare of California since August 2000. From 1997 to August 2000, Mr. Wing was Regional Vice President, Northwestern Region, and President and Chief Executive Officer, PacifiCare of Washington, Inc. From 1994 to 1997, Mr. Wing served in various capacities for PacifiCare, including President and Chief Executive Officer, PacifiCare of Utah, Inc., Senior Vice President, Health Services of PacifiCare of California and Vice President, General Manager, PacifiCare of California.

Mr. Cymerys was appointed Senior Vice President, Pricing and Underwriting in February 2001. Mr. Cymerys was Vice President, Actuary, Pricing and Underwriting from 1998 to February 2001. Prior to joining PacifiCare, Mr. Cymerys was the senior actuary for the San Francisco health care industry consulting practice of Towers Perrin from 1995 to 1998.

Mr. Davis has been Senior Vice President and Chief Administrative Officer, Health Plans Division since 1999. Mr. Davis was Senior Vice President, Corporate Operations from 1995 to 1999.

Ms. Feeny has been Senior Vice President, Secure Horizons Sales and Marketing since January 2000. During 1999, Ms. Feeny was Vice President, Sales and Marketing, Secure Horizons of California, and was Regional Sales Director, Secure Horizons of California from 1995 to 1997.

Dr. Kaufman has been Senior Vice President and Chief Medical Officer since December 2000. Prior to joining PacifiCare, Dr. Kaufman was Senior Vice President and Chief Medical Officer for WellPoint from 1996 to January 2000.

Mr. Taaffe has been Senior Vice President, National Account Sales and Marketing since January 2000. Prior to joining PacifiCare, Mr. Taaffe was the East Coast Vice President of Sales, Prudential HealthCare from 1997 to 1999. From 1994 to 1997, he was Vice President of Sales for Prudential’s Southern California operations.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

PacifiCare believes that during 2000, all filings with the SEC by its officers, directors and 10 percent stockholders complied with requirements for reporting ownership and changes in ownership of PacifiCare’s common stock under Section 16(a) of the Securities Exchange Act of 1934, except that Richard M. Burdge (a former director) did not file a report for one transaction on a timely basis. Once discovered, this oversight was promptly corrected.

ITEM 11. EXECUTIVE COMPENSATION

This table shows, for the last three years, compensation information for PacifiCare’s Chief Executive Officer and the next four most highly compensated executive officers. We refer to each of these officers as a “named executive officer.”

SUMMARY COMPENSATION TABLE

					Long-Term
		Annual Compensation			Compensation Awards

				Other Annual	Securities	LTIP	All Other
				Compensation	Underlying	Payouts	Compensation
Name and Principal Position	Year	Salary ($)(1)	Bonus ($) (2)	($) (3)	Options (#)	($) (4)	($) (5)

Howard G. Phanstiel (6)	2000	$259,808	$350,000	$109,962	500,000	$—	$8,423

President and	1999	$—	$—	$—	—	$—	$—

Chief Executive Officer	1998	$—	$—	$—	—	$—	$—

Bary G. Bailey (6)	2000	$219,231	$250,000	$—	400,000	$—	$5,919

Executive Vice President and	1999	$—	$—	$—	—	$—	$—

Chief Strategic Officer	1998	$—	$—	$—	—	$—	$—

Bradford A. Bowlus	2000	$600,001	$200,000	$—	100,000	$—	$45,100

Executive Vice President and	1999	$501,923	$449,856	$188,953	140,000	$75,504	$43,908

President and CEO, PacifiCare Health Plans	1998	$363,463	$253,681	$294,697	10,000	$—	$23,929

Christopher P. Wing	2000	$332,308	$200,000	$—	170,000	$—	$22,182

Regional Vice President,	1999	$290,000	$50,000	$85,433	40,000	$54,740	$20,165

Western Region, PacifiCare Health Plans	1998	$301,154	$183,816	$176,542	10,000	$—	$15,851

Ronald M. Davis	2000	$330,000	$156,750	$—	50,000	$—	$17,578

Senior Vice President and Chief	1999	$284,231	$231,540	$80,001	75,000	$47,400	$17,109

Administrative Officer, PacifiCare Health Plans	1998	$249,232	$155,149	$52,803	10,000	$—	$13,589

Robert W. O’Leary (7)	2000	$304,634	$—	$607,034		$—	$6,093

President and Chief Executive Officer	1999	$—	$—	$—	—	$—	$—

From July 2000 to October 2000	1998	$—	$—	$—	—	$—	$—

Alan R. Hoops (8)	2000	$920,001	$—	$102,981	—	$—	$54,255

President and Chief Executive Officer	1999	$920,000	$1,104,995	$544,543	160,000	$298,996	$46,649

From January 2000 to July 2000	1998	$893,078	$1,161,001	$575,527	15,000	$—	$36,364

(1)	1998 salaries included one extra pay period because of year-end payroll timing. Base salaries in 1998 were $350,000 for Mr. Bowlus, $290,000 for Mr. Wing, $240,000 for Mr. Davis and $860,000 for Mr. Hoops.

(2)	The amounts shown in this column include bonuses awarded and accrued during the years earned, but paid in the following year under PacifiCare’s annual incentive plan. Portions of the 1998 bonuses for Mr. Bowlus, Mr. Wing, Mr. Davis and Mr. Hoops were attributable to incentives where executive officers received bonuses in excess of the maximum payable under the annual incentive plan for the achievement of maximum performance objectives. Bonuses awarded under these incentives are generally payable in installments over a three-year period. To receive each installment, the executive officer must be employed by PacifiCare at the time of payment and PacifiCare must achieve target earnings per share for the prior year. No bonuses were made to the named executive officers in excess of the maximum payable in 2000 or 1999.

(3)	“Other Annual Compensation” includes a risk premium applied to amounts deferred under PacifiCare’s Stock Unit Deferred Compensation Plan (explained below). Additionally, this column includes signing bonuses, relocation expenses and other perquisites as shown in the following chart.

	Signing
	Bonuses	Relocation Expenses		Other Perquisites			Total

	2000	1999	1998	2000	1999	1998	2000	1999	1998

Mr. Phanstiel	$100,000	$—	$—	$9,962	$—	$—	$109,962	$—	$—

Mr. Bowlus	$—	$—	$227,656	$—	$44,999	$26,452	$—	$44,999	$254,108

Mr. Wing	$—	$52,385	$72,013	$—	$23,048	$31,002	$—	$75,433	$103,015

Mr. Davis	$—	$—	$—	$—	$33,693	$21,773	$—	$33,693	$21,773

Mr. O’Leary	$600,000	$—	$—	$7,034	$—	$—	$607,034	$—	$—

Mr. Hoops	$—	$—	$—	$22,981	$22,545	$21,819	$22,981	$22,545	$21,819

SEC regulations exclude from proxy statement reporting requirements a named executive officer’s perquisites if their value in any year does not exceed the lesser of (a) $50,000 or (b) 10 percent of the total of the named executive officer’s annual salary and bonus for that year.

Under the Stock Unit Plan, executive officers may defer all or a portion of their annual bonus. The Chief Executive Officer may also defer all or a portion of his salary. Amounts deferred are converted into units of PacifiCare’s common stock. The number of stock units converted is equal to the amount of bonus or salary deferred, multiplied by a risk premium, then divided by the price of PacifiCare’s common stock on the Nasdaq National Market on a predetermined date. The stock price is based on a date selected by the Compensation Committee. Distributions are made in shares of common stock. In 2000, 1999 and 1998, the risk premium applied to amounts deferred was 40 percent. Stock unit activity for the named executive officers was as follows:

		Amount	Risk	Stock
		Deferred ($)	Premium ($)	Units (#)

Mr. Bowlus	2000	$—	$—	—

	1999	$359,885	$143,954	6,338

	1998	$101,472	$40,589	2,713

Mr. Wing	2000	$—	$—	—

	1999	$25,000	$10,000	441

	1998	$183,816	$73,527	4,914

Mr. Davis	2000	$—	$—	—

	1999	$115,770	$46,308	2,039

	1998	$77,574	$31,030	2,074

Mr. Hoops	2000	$200,000	$80,000	5,286

	1999	$1,304,995	$521,998	22,984

	1998	$1,384,270	$553,708	37,005

(4)	Includes amounts awarded and accrued under PacifiCare’s Long-Term Performance Incentive Plan during the years earned, but paid in the following year. In 1999, the last performance cycle of the Plan, 60 percent of the awards were paid in cash and 40 percent of the awards were paid in shares of common stock. The shares of common stock distributed were valued at $45.13 per share in 1999 (the fair market values of the common stock at the time the payments were awarded). No awards were made under the long-term plan to the named executive officers for 1998.

	1999

		Number of
	Cash Paid ($)	Shares (#)

Mr. Bowlus	$45,302	669

Mr. Wing	$32,854	485

Mr. Davis	$28,448	420

Mr. Hoops	$179,398	2,650

(5)	Represents PacifiCare contributions under the Amended and Restated PacifiCare Health Systems, Inc. Savings and Profit-Sharing (401(k)) Plan, and the Statutory Restoration Plan as follows:

	401(k) Plan			Statutory Restoration Plan

	2000	1999	1998	2000	1999	1998

Mr. Phanstiel	$8,423	$—	$—	$—	$—	$—

Mr. Bailey	$2,960	$—	$—	$2,960	$—	$—

Mr. Bowlus	$10,200	$12,759	$10,997	$34,610	$30,859	$12,642

Mr. Wing	$10,200	$12,759	$10,997	$11,692	$7,116	$4,564

Mr. Davis	$10,200	$12,759	$10,997	$7,088	$4,060	$2,302

Mr. O’Leary	$3,047	$—	$—	$3,047	$—	$—

Mr. Hoops	$10,200	$12,759	$10,997	$43,765	$33,600	$25,077

All PacifiCare employees who have completed 3 1/2 months of continuous service are eligible to participate in the 401(k) Plan. The Statutory Restoration Plan allows participants to defer the portion of their pay that otherwise would be deferred under the 401(k) Plan, but for statutory limitations, and to receive excess matching contributions, profit-sharing contributions and discretionary contributions in the same percentages as those provided by the 401(k) Plan. Employees in PacifiCare’s two highest salary grades are eligible to participate in the Statutory Restoration Plan.

(6)	Mr. Phanstiel and Mr. Bailey joined PacifiCare in July 2000.

(7)	Mr. O’Leary joined PacifiCare in June 2000. Mr. O’Leary resigned as President and Chief Executive Officer effective October 25, 2000. Mr. O’Leary was granted options to purchase 350,000 shares of our common stock as an inducement for joining PacifiCare. These options expired on his effective termination date.

(8)	Mr. Hoops retired as President and Chief Executive Officer in June 2000.

OPTION GRANTS

This table shows stock option grants to the named executive officers during the last fiscal year.

OPTIONS GRANTED IN 2000

		Percent
	Number of	Options	Exercise or
	Securities	Granted to	Base Price		Grant Date
	Underlying	Employees	Per Share	Expiration	Present Value
Name	Options (#) (1)	in 2000	($/SH) (2)	Date	($) (3)

Howard G. Phanstiel	200,000	6.8	$57.875	7/18/10	$7,082,740

	300,000	10.2	$12.063	11/03/10	$2,214,315

Bary G. Bailey	200,000	6.8	$57.875	7/18/10	$7,082,740

	200,000	6.8	$12.063	11/03/10	$1,476,210

Bradford A. Bowlus	100,000	3.4	$53.875	8/24/10	$3,296,610

Christopher P. Wing	50,000	1.7	$53.875	8/24/10	$1,648,305

	20,000	0.7	$54.625	9/01/10	$688,501

	100,000	3.4	$12.063	11/03/10	$738,105

Ronald M. Davis	50,000	1.7	$53.875	8/24/10	$1,648,305

(1)	Option grants in 2000 were made under the Amended and Restated 1996 Stock Option Plan for Officers and Key Employees, and the 2000 Employee Plan. These options:

•	are granted at an exercise price equal to 100 percent of the fair market value of the common stock on the date of grant,
•	expire 10 years from the date of grant, unless otherwise earlier terminated because of certain events related to termination of employment, and
•	vest in 25 percent increments on each anniversary date of the grant, subject to the terms and conditions of the Plan.

Options that have been held for more than six months, and not already exercisable or expired, will automatically become exercisable upon a change of control, as defined in the Plan.

(2)	Options with exercise prices of:

•	$67.125 were granted on June 19, 2000,
•	$57.875 were granted on July 18, 2000,
•	$53.875 were granted on August 24, 2000,
•	$54.625 were granted on September 1, 2000, and
•	$12.063 were granted on November 3, 2000.

(3)	Grant date present values were calculated using the Black-Scholes option valuation model with the following assumptions:

•	Expected Volatility	64%

•	Risk-Free Interest Rate	6%

•	Expected Life until Exercise	2	to 4 years

•	Dividend Yield	0%

•	Forfeiture Rate	0%

The actual value, if any, that a named executive officer may realize will be based on the difference between the market price of PacifiCare’s common stock on the date of exercise and the exercise price. There is no assurance that the actual realized value, if any, will be at or near the value estimated by the Black-Scholes model. The Black-Scholes model is only one method of valuing options, and PacifiCare’s use of the model should not be construed as an endorsement of its accuracy.

OPTIONS EXERCISED

This table shows stock option exercises and the value of unexercised stock options held by the named executive officers during the last fiscal year.

AGGREGATED OPTION EXERCISES IN 2000 AND FISCAL YEAR-END OPTION VALUES

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
	Shares	Value	Options at FY-End (#)		at FY-End ($) (2)
	Acquired On	Realized
Name	Exercise (#)	($) (1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Howard G. Phanstiel	—	$—	—	500,000	$—	$881,250

Bary G. Bailey	—	$—	—	400,000	$—	$587,500

Bradford A. Bowlus	—	$—	159,750	293,750	$—	$—

Christopher P. Wing	—	$—	112,875	280,625	$—	$293,750

Ronald M. Davis	—	$—	133,175	184,225	$—	$—

Alan R. Hoops	23,000	$1,187,375	457,500	337,500	$—	$—

(1)	This number is calculated as follows:

•	using the sale price as the “market price,”
•	then subtracting the option exercise price from the market price to get the “value realized per share,” and
•	then multiplying the value realized per share by the number of options exercised.

The amounts in this column may not represent amounts actually realized by the named executive officers.

(2)	This number is calculated by:

•	subtracting the option exercise price from PacifiCare’s December 29, 2000 closing market price ($15 per share, as reported by Nasdaq National Market) to get the “average value per option,” and
•	multiplying the average value per option by the number of exercisable and unexercisable options.

The amounts in this column may not represent amounts that will actually be realized by the named executive officers.

EMPLOYMENT AND SEVERANCE AGREEMENTS

PacifiCare has entered into employment agreements with the named executive officers. Each agreement continues until the death, disability, misconduct or written notice of termination by either PacifiCare or the named executive officer. The agreements provide entitlement to base salary, participation in all employee benefit programs, reimbursement for business expenses and participation in PacifiCare’s annual incentive plan and employee stock option plans. The agreements also entitle the officer to receive severance benefits if the officer’s employment with PacifiCare is terminated for various reasons, including death, disability, termination without cause and termination following a change of ownership or control of PacifiCare.

Termination Without Cause. If the named executive officer is terminated by PacifiCare without cause (other than for incapacity, disability, habitual neglect or gross misconduct), the employment agreements provide for severance payments in equal installments over the severance period. The severance periods are 24 months for Mr. Phanstiel and Mr. Bailey, 36 months for Mr. Bowlus, and 18 months for Mr. Wing and Mr. Davis. Severance benefits include the following:

•	base salary,
•	historical average incentive plan bonus,
•	continuation of medical, dental and vision coverage,
•	automobile allowance,
•	outplacement services, and

•	any other bonus amounts or benefits to which the named executive officer may be entitled under any of PacifiCare’s benefit plans.

Additionally, upon termination the named executive officers retain the right to exercise any vested options for one year following the effective date of termination.

The contingent liability for severance payments that PacifiCare would be required to make for termination without cause under the employment agreements (excluding amounts that may be payable under incentive plans and the value of certain benefits) would be approximately $1,620,400 to Mr. Phanstiel, $1,120,400 to Mr. Bailey, $1,827,000 to Mr. Bowlus, $688,500 to Mr. Wing, and $508,500 to Mr. Davis.

Termination Within 24 months of a Change of Control. Under the employment agreements, a change of ownership or control would result from:

•	any merger, consolidation or sale of securities that result in any individual, entity or group as defined under securities law acquires beneficial ownership of 20 percent or more of PacifiCare’s common stock;
•	any transaction in which PacifiCare sells substantially all of its material assets;
•	a dissolution or liquidation of PacifiCare;
•	PacifiCare becomes a non-publicly held company; or
•	any change in the composition of PacifiCare’s board of directors during an 18-month period such that the individuals who at the beginning of such 18-month period were directors of PacifiCare cease for any reason (other than death, disability or retirement) to constitute a majority of the board of directors.

If the named executive officers, other than Mr. Hoops, are terminated by PacifiCare within 24 months of a change of control (other than for incapacity, disability, habitual neglect or gross misconduct), the employment agreements provide for lump-sum payment of base salary and specified benefits. The lump-sum payments would include 36 months of benefits for Mr. Phanstiel, Mr. Bailey and Mr. Bowlus, and 24 months of benefits for Mr. Wing and Mr. Davis. The lump-sum payments would include the same items described under Termination Without Cause, plus the following:

•	prorated annual incentive plan bonus, and
•	amounts to cover any excise tax penalties.

Additionally, the named executive officers would receive the right to exercise all unexercised stock options as if all such options were fully vested, within one year of the effective date of termination.

The contingent liability for severance payments that PacifiCare would be required to make for change of control under the employment agreements (excluding amounts that may be payable under incentive plans and the value of certain benefits) would be approximately $2,430,600 to Mr. Phanstiel, $1,680,600 to Mr. Bailey, $1,827,000 to Mr. Bowlus, $918,000 to Mr. Wing, $678,000 to Mr. Davis.

1997 Premium Priced Stock Option Plan. Upon a change of control (as defined in the employee stock option plan), and if a minimum per-share consideration is paid for the transaction, Mr. Bowlus, Mr. Wing, Mr. Davis and Mr. Hoops will receive a cash payment for each unexercised premium priced option equal to the difference between (x) 110 percent of the price per share at which the PacifiCare common stock is sold in the change of control transaction and (y) the exercise price of the premium priced option. If the per-share consideration equals or exceeds $115.00 per share, the executive officers will not receive a cash payment. The exercise price for one-half of the premium priced options outstanding is $92.50 per share. The exercise price for the balance is $114.00 per share. For Mr. Bowlus, Mr. Wing, Mr. Davis and Mr. Hoops, the maximum cash payments under this program could total approximately $18 million.

Mr. Hoops. Since July 2000, Mr. Hoops has been a consultant to PacifiCare. Until March 31, 2001, Mr. Hoops will receive salary, be eligible to participate in PacifiCare’s benefit programs and be reimbursed for business expenses. After March 31, 2001, Mr. Hoops will receive an amount equal to: (a) 36 months of his current salary, (b) three times his average bonus under the annual incentive plan for the last two years, (c) continuation of health benefits, (d) 36 months of his automobile allowance, (e) outplacement services and (f) the ability to exercise all vested stock options for one year. Mr. Hoops will receive the severance benefits over a period of 36 months. Upon a change in control, Mr. Hoops would receive a lump-sum payment for the severence benefits. During 2000, we recorded $6 million for these benefits.

Noncompetition Arrangements. If, while receiving severance payments following their involuntary termination, any named executive officer is employed by a competitor, their severance payments will be reduced by an amount equal to the payment received from the competitor.

DIRECTOR COMPENSATION

We do not pay directors who are also employees of PacifiCare additional compensation for their service as directors. In 2000, compensation for non-employee directors included the following:

Cash Compensation

•	an annual retainer of $35,000,
•	$1,200 to directors for each board meeting attended (telephone attendance is paid at 50 percent),
•	$1,000 to directors for each board committee meeting attended (telephone attendance is paid at 50 percent),
•	$2,400 to the chairman for each board meeting attended (telephone attendance is paid at 50 percent),
•	$2,000 to committee chairpersons for each board committee meeting attended (telephone attendance is paid at 50 percent), and
•	expenses of attending board and board committee meetings.

In 2001, the board approved an increase of $5,000 in the annual retainer for a total annual retainer equal to $40,000. This increase was retroactive to July 1, 2000. Each non-employee director, other than Dr. Laffer and Mr. Litvack, was given the choice of receiving the additional $5,000 retainer payment in cash or in nonqualified options to purchase shares of PacifiCare’s common stock. All of the directors elected to receive options. The number of shares underlying the options was calculated based on a formula where the cash amount was multiplied by a factor of four, then divided by the closing price of PacifiCare’s common stock on the Nasdaq National Market on February 5, 2001. Based on this formula, each director was granted options to purchase 784 shares with an exercise price of $25.50 per share. Dr. Laffer and Mr. Litvack will receive a pro-rata amount of the annual retainer for their service on the board from February 2001.

Stock Units

Each non-employee director will have the ability to receive one-half of his or her annual retainer payment in deferred stock units beginning in July 2001. Any amounts deferred will be converted into units of PacifiCare’s common stock. The number of stock units will be equal to the amount of annual retainer deferred, divided by the closing price of PacifiCare’s common stock on the Nasdaq National Market on July 1 of each year. Distributions are made in shares of our common stock. In the future, each director will be required to defer one-half of the annual retainer payment in stock units.

As an incentive to defer one-half of the 2001 annual retainer payment in stock units, each non-employee director, other than Dr. Laffer and Mr. Litvack, received a grant of nonqualified options to purchase 10,000 shares of PacifiCare’s common stock. These options were granted on February 5, 2001 with an exercise price of $25.50 per share, and are subject to stockholder approval of the 2000 Non-Employee Directors Stock Option Plan.

Stock Options

In 2000, under the 2000 Non-Employee Directors Stock Option Plan, each director received an annual, automatic grant of nonqualified options to purchase 5,000 shares of PacifiCare’s common stock, with an exercise price equal to 100 percent of the fair market value of PacifiCare’s common stock on the grant date. The chairman received 10,000 options. These options were granted on June 30, 2000 with an exercise price of $60.19 per share, and are subject to stockholder approval of the Plan.

Beginning with the 2001-2002 board year, each non-employee director will have the ability to receive the other half of his or her annual retainer payment in stock options rather than cash. The number of shares underlying the options granted will be calculated based on a formula where the cash amount is multiplied by a factor of four, then divided by the closing price of PacifiCare’s common stock on the Nasdaq National Market on July 1 of each year. The options will be granted under the 2000 Non-Employee Directors Stock Option Plan.

The Plan also provided for an automatic grant of nonqualified stock options to purchase 10,000 shares of PacifiCare’s common stock to new directors when first elected to the board. In 2001, the board approved an increase in the number of options granted to new directors from 10,000 shares to 25,000 shares. Dr. Laffer and Mr. Litvack each received 25,000 options on February 13, 2001 with an exercise price of $38.50. Additionally, they each received the annual, automatic grant of 5,000 options for the 2001-2002 board year. These options were also granted on February 13, 2001 with an exercise price of $38.50, the closing price of PacifiCare’s common stock on the Nasdaq National Market.

Nonqualified stock options granted under the Plan vest immediately on the grant date. The underlying common stock, however, may not be sold within the first six months after the grant date.

Grants under the Plan are subject to the condition that during the previous 12 months, the director must have served on the board continuously, and was not eligible to receive awards under the employee stock option plans.

Other

In 2000, Mr. Hartshorn received medical and dental benefits valued at $6,000. In 2001, each director is eligible, at their election, to receive medical and dental coverage under our health care programs.

Chairman of the Board

During 2000, Mr. Reed received $250,000 for his services as chairman under a consulting agreement. In addition to the annual consulting fees, Mr. Reed also received all of the items described under Cash Compensation. Under the terms of the agreement, Mr. Reed will continue his term as chairman until the earlier of:

•	his resignation from or failure to be reelected as chairman,
•	a written election to terminate the agreement by PacifiCare or Mr. Reed,
•	automatic termination or breach of the agreement, or
•	nonpayment of Mr. Reed’s annual compensation by PacifiCare.

Under the agreement, Mr. Reed is also entitled to receive 10,000 options for the annual, automatic grant of options to non-employee directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

This table shows how much PacifiCare common stock is owned by the directors, named executive officers and owners of more than five percent of PacifiCare’s outstanding common stock, as of February 28, 2001.

AMOUNT AND NATURE OF SHARES BENEFICIALLY OWNED

	Number		Percent Of
	Of Shares	Right To	Outstanding
Name	Owned (1)	Acquire (2)	Shares (3)

Capital Group International, Inc. (4)	4,578,830	—	13.7

UniHealth Foundation (5)	3,694,500	—	11.0

FMR Corp. (6)	2,285,000	—	6.8

AXA Financial, Inc. (7)	2,279,889	—	6.8

David A. Reed	1,000	49,117	*

Howard G. Phanstiel	10,600	—	*

Bradley C. Call	1,000	40,784	*

Terry O. Hartshorn	204,732	100,784	*

Arthur B. Laffer Ph.D.	—	30,000	*

Gary L. Leary	1,000	54,234	*

Sanford M. Litvack	—	30,000	*

Warren E. Pinckert II	1,632	51,834	*

Lloyd E. Ross	1,600	51,834	*

Jean Bixby Smith	1,000	46,534	*

Bary G. Bailey	300	—	*

Bradford A. Bowlus	—	172,250	*

Christopher P. Wing	—	119,125	*

Ronald M. Davis	—	138,775	*

Robert W. O’Leary	5,000	—	*

Alan R. Hoops	243,723	461,250	2.1

All Directors and Executive Officers as a Group (8) (33 persons)	548,205	1,796,681	6.6

*	Less than one percent

(1)	Includes shares for which the named person:

•	has sole voting and investment power,

•	has shared voting and investment power with his or her spouse, or

•	holds in an account under the PacifiCare Savings and Profit-Sharing Plan, unless otherwise indicated in the footnotes.

(2)	Shares that can be acquired through stock option exercises through April 27, 2001.

(3)	The percentage of beneficial ownership is based on 33,480,800 shares of common stock outstanding as of February 28, 2001.

(4)	Based on information contained in a report on Schedule 13-G/A filed with the SEC on February 13, 2001. The address of Capital Group International, Inc. is 11100 Santa Monica Boulevard, 15th Floor, Los Angeles, California 90025.

(5)	Based on information contained in a report on Schedule 13-D/A filed with the SEC on March 6, 2001. UniHealth Foundation is a California nonprofit public benefit corporation. The address of UniHealth Foundation is 5959 Topanga Canyon Boulevard, #390, Woodland Hills, California 91367.

(6)	Based on information contained in a report on Schedule 13-G filed with the SEC on February 14, 2001. The address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts, 02109.

(7)	Based on information contained in a report on Schedule 13-G filed with the SEC on February 12, 2001. The address of AXA Financial, Inc. is 1290 Avenue of the Americas, New York, New York 10104.

(8)	In addition to the officers and directors named in this table, 17 other executive officers are members of the group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PacifiCare and its subsidiaries purchased health care services from various medical service organizations owned by UniHealth Foundation totaling $29 million for the year ended December 31, 2000.

We contract with Joseph S. Konowiecki, a professional corporation, for his services as Executive Vice President, General Counsel and Secretary of PacifiCare. For these services, we pay his professional corporation $132,000 per year. Mr. Konowiecki also receives an automobile allowance. In addition, Mr. Konowiecki is eligible to participate in the employee stock option plan and the Premium Priced Stock Option Plan. During 2000, he received 35,000 options with an exercise price of $53.88 per share. As of January 10, 2001, Mr. Konowiecki held 209,625 vested nonqualified stock options at a weighted average exercise price of $70.57 per share. In January 2001, PacifiCare granted Mr. Konowiecki 60,000 shares of restricted common stock. The stock vests in 25 percent increments on the anniversary of the grant. If Mr. Konowiecki voluntarily terminates his relationship with us or if we terminate the relationship for cause, Mr. Konowiecki would lose all rights to any of the unvested stock. The vesting of the stock will accelerate if a change of control occurs or in the event of Mr. Konowiecki’s death or disability.

Mr. Konowiecki’s contract has an indefinite term. If the contract is terminated for reasons other than his incapacity, disability or misconduct, Mr. Konowiecki’s professional corporation will receive its annual fee for two years. In addition, Mr. Konowiecki will have the right to exercise all of his vested options within one year of the date of termination. However, if following involuntary termination, Mr. Konowiecki is retained on a similar basis by any of our competitors, the termination payments are reduced by amounts equal to the payments received from the competitor.

Further, if this contract is terminated within 24 months following a change of control of PacifiCare, Mr. Konowiecki’s professional corporation will receive its annual fee for two years. Upon a change of control (as defined in the employee stock option plan) all of Mr. Konowiecki’s nonqualified options will automatically vest and become fully exercisable. In addition, Mr. Konowiecki will receive the cash payment on his premium priced stock options similar to the cash payment the named executive officers will receive. The maximum cash payment to Mr. Konowiecki could be approximately $2 million.

We contract with Konowiecki & Rank LLP to manage the legal services for PacifiCare, including providing legal services for us and arranging for other law firms to provide legal services for us. We do not have an in-house legal staff. Mr. Konowiecki’s professional corporation is a partner of Konowiecki & Rank and receives income through the limited liability partnership. Our contract has a three-year term that is automatically extended by one year on each January 1. The contract currently expires on December 31, 2003. Either Konowiecki & Rank or PacifiCare may prevent the extension of the term on any January 1 by providing notice at least six months prior to the extension date. We pay Konowiecki & Rank for its legal services on an hourly basis at rates established each year, with a fixed monthly charge for Mr. Konowiecki’s time. In addition, we have agreed to pay Konowiecki & Rank 50 percent of any savings we achieve for legal services based upon the difference between our actual legal costs (with some exclusions) and our budgeted legal fees for the year. During 2000, we paid Konowiecki & Rank $10 million in legal fees.

PacifiCare extended a loan in the amount of $540,000 to Mr. Bailey as part of his compensation package for joining PacifiCare as an executive officer. The loan bears interest at the Internal Revenue Service mandated rate, and will lapse in a series of annual installments over a three-year period beginning July 17, 2001. If Mr. Bailey is terminated for cause or Mr. Bailey terminates his employment for reasons other than death or disability, Mr. Bailey will be obligated to repay the outstanding balance of the loan. As of December 31, 2000, the entire principal amount remained outstanding.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

Page
Reference

(a)1.	Consolidated Financial Statements:

	Consolidated Balance Sheets as of December 31, 2000 and 1999	F-1

	Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998	F-2

	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2000, 1999 and 1998	F-3

	Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998	F-4

	Notes to Consolidated Financial Statements	F-6

	Report of Ernst & Young LLP, Independent Auditors	F-24

	Quarterly Information for 2000 and 1999 (unaudited)	F-25

2.	Financial Statement Schedule:

	Schedule II — Valuation and Qualifying Accounts	F-26

All other schedules are omitted because they are not required or the information is included elsewhere in the consolidated financial statements.

3.	Exhibits: An “Exhibit Index” is filed as part of this Form 10-K beginning on page E-1 and is incorporated by reference.

(b)	Reports on Form 8-K: On October 25, 2000, we filed a Form 8-K in connection with the resignation of Robert W. O’Leary, President and Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFICARE HEALTH SYSTEMS, INC.

By: /s/ HOWARD G. PHANSTIEL

Howard G. Phanstiel President and Chief Executive Officer (Principal Executive Officer)

Date: March 22, 2001

POWER OF ATTORNEY

We, the undersigned directors and officers of PacifiCare Health Systems, Inc., do hereby constitute and appoint Howard G. Phanstiel and Gregory W. Scott, or either of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and on our behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection with this Report, including specifically, but without limitation, power and authority to sign any and all amendments hereto; and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ HOWARD G. PHANSTIEL Howard G. Phanstiel	President and Chief Executive Officer (Principal Executive Officer)	March 22, 2001

/s/ GREGORY W. SCOTT Gregory W. Scott	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 22, 2001

/s/ SUSAN L. BERKEL Susan L. Berkel	Senior Vice President of Finance and Corporate Controller (Chief Accounting Officer)	March 22, 2001

/s/ DAVID A. REED David A. Reed	Chairman of the Board	March 22, 2001

/s/ BRADLEY C. CALL Bradley C. Call	Director	March 22, 2001

/s/ TERRY O. HARTSHORN Terry O. Hartshorn	Director	March 22, 2001

/s/ ARTHUR B. LAFFER, PH.D. Arthur B. Laffer, Ph.D.	Director	March 22, 2001

Name	Title	Date

/s/ GARY L. LEARY Gary L. Leary	Director	March 22, 2001

/s/ SANFORD M. LITVACK Sanford M. Litvack	Director	March 22, 2001

/s/ WARREN E. PINCKERT II Warren E. Pinckert II	Director	March 22, 2001

/s/ LLOYD E. ROSS Lloyd E. Ross	Director	March 22, 2001

/s/ JEAN BIXBY SMITH Jean Bixby Smith	Director	March 22, 2001

PACIFICARE HEALTH SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31,	December 31,
	2000	1999

ASSETS

Current assets:

Cash and equivalents	$1,251,635	$849,064

Marketable securities	864,013	999,194

Receivables, net	410,694	306,652

Prepaid expenses and other current assets	42,852	48,412

Deferred income taxes	139,712	141,169

Total current assets	2,708,906	2,344,491

Property, plant and equipment at cost, net	225,551	177,521

Marketable securities-restricted	94,402	86,471

Goodwill and intangible assets, net	2,261,637	2,244,243

Other assets	32,940	31,295

	$5,323,436	$4,884,021

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Medical claims and benefits payable	$1,270,800	$795,200

Accounts payable	131,196	131,121

Accrued liabilities	241,927	209,786

Accrued compensation and employee benefits	72,958	84,264

Unearned premium revenue	598,215	565,815

Long-term debt due within one year	161	—

Total current liabilities	2,315,257	1,786,186

Long-term debt due after one year	836,556	975,000

Deferred income taxes	145,633	127,469

Other liabilities	20,746	17,314

Minority interest	1,684	333

Commitments and contingencies

Stockholders’ equity:

Common stock, $0.01 par value; 200,000 shares authorized; issued 46,986 shares in 2000 and 46,803 shares in 1999	470	468

Additional paid-in capital	1,613,944	1,597,485

Accumulated other comprehensive loss	(2,975)	(24,396)

Retained earnings	1,089,192	928,152

Treasury stock, at cost; 13,532 shares in 2000 and 9,551 shares in 1999	(697,071)	(523,990)

Total stockholders’ equity	2,003,560	1,977,719

	$5,323,436	$4,884,021

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2000	1999	1998

Revenue:

Commercial premiums	$4,912,216	$3,994,475	$3,823,587

Medicare premiums	6,416,039	5,875,687	5,586,592

Other income	139,672	118,928	111,303

Total operating revenue	11,467,927	9,989,090	9,521,482

Expenses:

Health care services:

Commercial services	4,178,701	3,262,261	3,167,622

Medicare services	5,734,956	5,106,429	4,834,638

Total health care services	9,913,657	8,368,690	8,002,260

Marketing, general and administrative expenses	1,203,573	1,105,816	1,089,418

Amortization of goodwill and intangible assets	83,217	75,957	76,593

Impairment, disposition, restructuring and other charges (credits)	11,730	(2,233)	15,644

Office of Personnel Management credits	(2,964)	—	(4,624)

Operating income	258,714	440,860	342,191

Net investment income	108,371	84,050	104,306

Interest expense	(79,636)	(43,001)	(60,923)

Minority interest in consolidated subsidiary	637	—	—

Income before income taxes	288,086	481,909	385,574

Provision for income taxes	127,046	203,365	183,147

Net income	$161,040	$278,544	$202,427

Preferred dividends	—	—	(5,259)

Net income available to common stockholders	$161,040	$278,544	$197,168

Basic earnings per share	$4.59	$6.26	$4.50

Diluted earnings per share	$4.58	$6.23	$4.40

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

				Accumulated
			Additional	Other
	Preferred	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Total

Balances at December 31, 1997	$105	$420	$1,599,229	$9,993	$452,440	$—	$2,062,187

Comprehensive income:

Net income	—	—	—	—	202,427	—	202,427

Other comprehensive loss, net of tax:

Unrealized losses on securities, net of reclassification adjustment	—	—	—	(2,634)	—	—	(2,634)

Comprehensive income	—	—	—	(2,634)	202,427	—	199,793

Capital stock activity:

Conversion of preferred stock to common stock	(105)	39	(344)	—	—	—	(410)

Employee benefit plans	—	5	19,438	—	—	704	20,147

Purchase of treasury stock	—	—	—	—	—	(44,658)	(44,658)

Tax benefit associated with exercise of stock options	—	—	6,296	—	—	—	6,296

Preferred dividends	—	—	—	—	(5,259)	—	(5,259)

Balances at December 31, 1998	—	464	1,624,619	7,359	649,608	(43,954)	2,238,096

Comprehensive income:

Net income	—	—	—	—	278,544	—	278,544

Other comprehensive loss, net of tax:

Unrealized losses on securities, net of reclassification adjustment	—	—	—	(31,755)	—	—	(31,755)

Comprehensive income	—	—	—	(31,755)	278,544	—	246,789

Capital stock activity:	—	—	—	—	—	—	—

Employee benefit plans	—	4	29,803	—	—	—	29,807

Purchase of treasury stock	—	—	—	—	—	(480,036)	(480,036)

Common stock reclassification payments to UniHealth Foundation and others	—	—	(61,880)	—	—	—	(61,880)

Tax benefit associated with exercise of stock options	—	—	4,943	—	—	—	4,943

Balances at December 31, 1999	—	468	1,597,485	(24,396)	928,152	(523,990)	1,977,719

Comprehensive income:

Net income	—	—	—	—	161,040	—	161,040

Other comprehensive gain, net of tax:

Unrealized gains on securities, net of reclassification adjustment	—	—	—	21,421	—	—	21,421

Comprehensive income	—	—	—	21,421	161,040	—	182,461

Capital stock activity:

Employee benefit plans	—	2	8,538	—	—	251	8,791

Purchase of treasury stock	—	—	—	—	—	(173,332)	(173,332)

Contribution for minority interest in consolidated subsidiary	—	—	6,120	—	—	—	6,120

Tax benefit associated with exercise of stock options	—	—	1,801	—	—	—	1,801

Balances at December 31, 2000	$—	$470	$1,613,944	$(2,975)	$1,089,192	$(697,071)	$2,003,560

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2000	1999	1998

Operating activities:

Net income	$161,040	$278,544	$202,427

Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:

Amortization of goodwill and intangible assets	83,217	75,957	76,593

Depreciation and amortization	47,346	42,140	44,436

Impairment, disposition, restructuring and other charges (credits)	11,730	(2,233)	15,644

Loss on disposal of property, plant and equipment and other	7,664	9,283	12,547

Deferred income taxes	6,107	26,668	(19,299)

Provision for doubtful accounts	5,525	1,634	1,485

Office of Personnel Management credits	(2,964)	—	(4,624)

Tax benefit realized for stock option exercises	1,801	4,943	6,296

Minority interest in consolidated subsidiary	(637)	—	—

Changes in assets and liabilities, net of effects from acquisitions and dispositions:

Receivables, net	(90,121)	(32,331)	24,516

Prepaid expenses and other assets	4,870	(31,805)	102,696

Medical claims and benefits payable	371,584	158,655	(47,421)

Accounts payable, accrued liabilities and accrued compensation and employee benefits	(2,079)	(17,713)	25,253

Unearned premium revenue	26,153	55,956	15,038

Net cash flows provided by operating activities	631,236	569,698	455,587

Investing activities:

Sale (purchase) of marketable securities, net	177,598	(175,368)	(16,546)

Purchase of property, plant and equipment	(105,256)	(66,211)	(41,631)

Purchase of marketable securities-restricted	(7,660)	(3,811)	(17,980)

Net cash acquired from (paid for) acquisitions	4,098	(21,234)	(750)

Proceeds from the sale of property, plant and equipment	3,596	15,765	41,187

Proceeds from dispositions	—	—	16,809

Net cash flows provided by (used in) investing activities	72,376	(250,859)	(18,911)

Financing activities:

Principal payments on long-term debt	(400,200)	(75,093)	(391,295)

Proceeds from borrowings of long-term debt	261,917	400,000	30,000

Common stock repurchases	(173,332)	(480,036)	(44,658)

Cash received from minority stockholders	8,108	—	—

Proceeds from issuance of common and treasury stock	2,466	22,598	18,908

Common stock reclassification payments to UniHealth Foundation	—	(61,880)	—

Preferred dividends paid	—	—	(5,259)

Redemption of preferred stock	—	—	(410)

Net cash flows used in financing activities	(301,041)	(194,411)	(392,714)

Net increase in cash and equivalents	402,571	124,428	43,962

Beginning cash and equivalents	849,064	724,636	680,674

Ending cash and equivalents	$1,251,635	$849,064	$724,636

See accompanying notes.
Table continued on next page.

PACIFICARE HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(amounts in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2000	1999	1998

Supplemental cash flow information:

Cash paid during the year for:

Income taxes, net of refunds	$115,092	$209,754	$28,696

Interest	$71,034	$35,621	$55,735

Supplemental schedule of noncash investing and financing activities:

Stock-based compensation	$6,325	$7,209	$1,239

Details of accumulated other comprehensive income (loss):

Change in marketable securities	$34,935	$(51,727)	$(4,652)

Less change in deferred income taxes	(13,514)	19,972	2,018

Change in stockholders’ equity	$21,421	$(31,755)	$(2,634)

Details of businesses acquired in purchase transactions:

Fair value of assets acquired	$263,936	$21,234	$750

Less liabilities assumed or created	(134,243)	—	—

Cash paid for fair value of assets acquired	129,693	21,234	750

Cash acquired in acquisitions	(133,791)	—	—

Net cash (acquired in) paid for acquisitions	$(4,098)	$21,234	$750

Purchase accounting accrual adjustment:

Reduction of purchase accounting accruals	$—	$—	$(79,340)

Deferred income taxes	—	—	10,165

Net goodwill adjustment	$—	$—	$(69,175)

See accompanying notes.
Table continued from previous page.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Organization and Operations. PacifiCare Health Systems, Inc. owns and operates health maintenance organizations (“HMOs”), that arrange health care services principally for a predetermined, prepaid periodic fee to enrolled subscriber groups through independent health care organizations under contract. Our commercial plans and Medicare program are designed to deliver quality health care and customer service to members at cost-effective prices. We also offer a variety of specialty HMO managed care and HMO-related products and services that employees can purchase as a supplement to our basic commercial plans or as stand-alone products. These products include pharmacy benefit management, behavioral health services, life and health insurance and dental and vision services. UniHealth Foundation, a California non-profit public benefit corporation, owned approximately 14 percent of our outstanding shares of common stock at December 31, 2000.

Consolidation. The accompanying consolidated financial statements include the accounts of the parent company and all significant subsidiaries that are more than 50 percent owned and controlled. All significant intercompany transactions and balances were eliminated in consolidation.

Segment Information. We present segment information externally the same way management uses financial data internally to make operating decisions and assess performance. Because we sell health care packages in the form of bundled HMO and supplemental HMO products to members of all ages, we have one reportable operating segment. These HMO members generally fall within two product lines. Revenues from non-Medicare members, generally employees or early retirees of businesses, are reported in the commercial product line. Revenues from our Medicare customers are reported in the Medicare product line. Our single largest customer is the federal government. Sources of federal government revenues include revenues from Medicare beneficiaries and from federal employees covered by the Federal Employee Health Benefits Program (“FEHBP”). Federal government revenues were $6.7 billion in 2000, $6.2 billion in 1999 and $5.9 billion in 1998.

Use of Estimates. In preparing the consolidated financial statements, we must use some estimates and assumptions that may affect reported amounts and disclosures. We use estimates most often when accounting for:

•	Allowances for doubtful premiums and accounts receivable;

•	Provider receivables and reserves;

•	Internally developed software;

•	Medical claims and benefits payable;

•	Professional and general liability;

•	Reserves relating to the United States Office of Personnel Management (“OPM”); and

•	Certain other reserves.

We are also subject to risks and uncertainties that may cause actual results to differ from estimated results, such as changes in the health care environment, competition and legislation.

Reclassifications. We reclassified certain prior year amounts in the accompanying consolidated financial statements to conform to the 2000 presentation.

2. Significant Accounting Policies

Cash and Equivalents. Cash and equivalents include items such as money market funds and certificates of deposit, with maturity periods of three months or less when purchased.

Marketable Securities. All marketable securities (which include municipal bonds, corporate notes, commercial paper and U.S. government securities), except for certain marketable securities-restricted, are designated as available-for-sale. Accordingly, marketable securities are carried at fair value and unrealized gains or losses, net of applicable income taxes, are recorded in stockholders’ equity. Because marketable securities are available for use in current operations, they are classified as current assets without regard to the securities’ contractual maturity dates.

We are required by state regulatory agencies to set aside funds to comply with the laws of the various states in which we operate. These funds are classified as marketable securities-restricted (which include U.S. government securities and certificates of deposit held by trustees or state regulatory agencies). Certain marketable securities-restricted are designated as held-to-maturity since we have the intent and ability to hold such securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity, and are classified as noncurrent assets. See Note 3, “Marketable Securities.”

Concentrations of Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of investments in marketable securities and commercial premiums receivable. Our short-term investments in marketable securities are managed by professional investment managers within guidelines established by our board of directors, that, as a matter of policy, limit the amounts that may be invested in any one issuer. Concentrations of credit risk with respect to commercial premiums receivable are limited due to the large number of employer groups comprising our customer base. We had no significant concentrations of credit risk at December 31, 2000.

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

Long-Lived Assets.

Property, Plant and Equipment. We record property, plant and equipment at cost. We capitalize replacements and major improvements. We also capitalize certain internal and external costs associated with the purchase or development of internal-use software. We charge repairs and maintenance to expense as incurred. We eliminate the costs and related accumulated depreciation when we sell property, plant and equipment, and any resulting gains or losses are included in net income. We depreciate property, plant and equipment, including assets under capital leases, evenly over the assets’ useful lives ranging from three to 25 years. We amortize leasehold improvements evenly over the shorter of the lease term or five years. We amortize software costs evenly over estimated useful lives ranging from three to five years. Accumulated depreciation and amortization on property, plant and equipment totaled $166 million at December 31, 2000 and $124 million at December 31, 1999.

Goodwill and Intangible Assets. When we acquire a business, we allocate the excess of the purchase price over the fair value of the net assets acquired to goodwill and identifiable intangible assets. Identifiable intangible assets can include employer group contracts, Medicare contracts, physician and hospital networks and assembled work force. We amortize goodwill and intangible assets evenly over periods ranging from three to 40 years. Accumulated amortization totaled $318 million at December 31, 2000 and $236 million at December 31, 1999.

Long-lived Asset Impairment. We review long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. We consider assets to be impaired and write them down to fair value if expected associated cash flows are less than the carrying amounts. Fair value is the present value of the expected associated cash flows. We recorded pretax charges for the impairment of goodwill and intangible assets totaling $14 million in 1999. See Note 9, “Impairment, Disposition, Restructuring, Office of Personnel Management and Other Charges (Credits).”

Minority Interest. In June 2000, PacifiCare and Compaq Computer Corporation (“Compaq”) agreed to jointly invest up to approximately $19 million in a newly formed Internet company for seniors called SeniorCo, Inc. PacifiCare has majority ownership of approximately 80 percent of the outstanding voting shares at December 31, 2000. We agreed to contribute up to $5 million in cash ($3 million was contributed as of December 31, 2000), as well as certain assets, such as marketing support and management personnel. Compaq agreed to contribute up to $14 million in cash ($8 million was contributed as of December 31, 2000). The operating results of this entity are included in our consolidated financial statements from the date of its formation, partially offset by the portion of operating results allocated to minority stockholders, primarily Compaq.

Premiums and Revenue Recognition. We report prepaid health care premiums received from our HMOs’ enrolled groups as revenue in the month that enrollees are entitled to receive health care. We record premiums received in advance as unearned premium revenue. Funds received under the federal Medicare program accounted for approximately 57 percent in 2000, 60 percent in 1999 and 59 percent in 1998 as a percentage of total premiums.

Health Care Services. Our HMOs arrange for comprehensive health care services to their members through capitation or risk-based arrangements. Capitation is a fixed monthly payment made without regard to the frequency, extent or nature of the health care services actually furnished. We provide benefits to enrolled members generally through our contractual relationships with physician groups and hospitals. Our contracted physicians and hospitals may, in turn, contract with specialists or referral physicians and hospitals for specific services and are responsible for any related payments to those referral physicians and hospitals. Risk-based arrangements include shared-risk and fee-for-service contracts. Under the shared-risk contracts, we share the risk of health care costs with parties not covered by our capitation arrangements. Under fee-for-service contracts, we contract with certain hospitals and ancillary providers, as well as some individual physicians or physician organizations, to provide services to our members based on modified discounted fee schedules for the services provided. Our HMOs provide incentives to participating medical groups through the use of risk-sharing agreements and other programs. Payments are made to medical groups based on their performance in controlling health care costs while providing quality health care. Expenses related to these programs, that are based in part on estimates, are recorded in the period in which the related services are dispensed. The cost of health care provided is accrued in the period it is dispensed to the enrolled members, based in part on estimates for hospital services and other health care costs that have been incurred but not yet reported. Management develops these estimates using actuarial methods based upon historical data for payment patterns, cost trends, product mix, seasonality, utilization of health care services and other relevant factors. We have also recorded reserves, based in part on estimates, to indemnify our members against potential referral claims related to insolvent medical groups. See Note 10, “Commitments and Contingencies.” Our HMOs have stop-loss insurance to cover unusually high costs of care when incurred beyond a predetermined annual amount per enrollee.

Premium Deficiency Reserves on Loss Contracts. We assess the profitability of our contracts for providing health care services to our members when current operating results or forecasts indicate probable future losses. We compare anticipated premiums to health care related costs, including estimated payments for physicians and hospitals, commissions and cost of collecting premiums and processing claims. If the anticipated future costs exceed the premiums, a loss contract accrual is recognized.

Stock-Based Compensation. We use Accounting Principles Board Opinion No. 25 to account for our stock-based compensation plans. Because we typically set the exercise price of options granted at our stock’s market price on the grant date, there is no associated compensation expense. We have, however, granted certain options that vest only if target stock prices are met. Because these options have variable terms, there may be compensation expense incurred for the difference between the exercise price and the closing market price on the vesting dates.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” This Interpretation provides guidance on certain implementation issues related to Accounting Principles Board Opinion No. 25. Our adoption of this Interpretation as of July 1, 2000 did not have a material impact on our results of operations or financial position for the period ended December 31, 2000. See Note 8, “Employee Benefit Plans.”

Taxes Based on Premiums. Certain states in which we do business require the payment of excise, per capita or premium taxes based on a specified rate for enrolled members or a percentage of billed premiums. Such taxes may be levied instead of state income tax. These taxes are recorded in marketing, general and administrative expenses, and totaled $30 million in 2000, $15 million in 1999 and $17 million in 1998.

Income Taxes. We recognize deferred income tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities. We measure deferred tax assets and liabilities by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. See Note 7, “Income Taxes.”

Earnings per Share. We calculated the denominators for the computation of basic and diluted earnings per share as follows:

	2000	1999	1998

	(amounts in thousands)
Shares outstanding at the beginning of the period	37,252	45,616	41,995

Weighted average number of shares issued:

Conversion of Series A preferred stock	—	—	2,067

Treasury stock acquired, net of shares issued	(2,274)	(1,387)	(543)

Stock options exercised	94	277	261

Denominator for basic earnings per share	35,072	44,506	43,780

Assumed conversion of Series A preferred stock	—	—	1,862

Employee stock options and other dilutive potential common shares (1)	95	211	363

Denominator for diluted earnings per share	35,167	44,717	46,005

(1)	Certain options to purchase common stock were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock for the periods presented. For the year ended December 31, 2000, these weighted options outstanding totaled 8.0 million shares, with exercise prices ranging from $44.19 to $114.00 per share. For the years ended December 31, 1999 and 1998, these weighted options outstanding totaled 6.3 million shares and 3.0 million shares respectively, with exercise prices ranging from $64.65 to $114.00 per share.

Derivatives. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This standard requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at their fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective for our consolidated financial statements beginning January 1, 2001, although early adoption is permitted. We believe that the adoption of this statement will not have a material impact on our consolidated financial position or results of operations.

3. Marketable Securities

The following table summarizes marketable securities as of the dates indicated:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(amounts in thousands)
Marketable securities:

U.S. government and agency	$44,999	$403	$(582)	$44,820

State, municipal and state and local agency	323,205	2,796	(1,351)	324,650

Corporate debt and other securities	500,711	2,361	(8,529)	494,543

Total marketable securities	868,915	5,560	(10,462)	864,013

Marketable securities-restricted:

U.S. government and agency	45,885	444	(24)	46,305

Municipal and local agency	13,060	168	(55)	13,173

Corporate debt and other securities	35,457	347	(89)	35,715

Total marketable securities-restricted	94,402	959	(168)	95,193

Balance at December 31, 2000	$963,317	$6,519	$(10,630)	$959,206

Marketable securities:

U.S. government and agency	$178,684	$15	$(8,941)	$169,758

State, municipal and state and local agency	389,623	173	(12,397)	377,399

Corporate debt and other securities	470,724	167	(18,854)	452,037

Total marketable securities	1,039,031	355	(40,192)	999,194

Marketable securities-restricted:

U.S. government and agency	41,704	40	(194)	41,550

Municipal and local agency	12,311	25	(322)	12,014

Corporate debt and other securities	32,456	14	(146)	32,324

Total marketable securities-restricted	86,471	79	(662)	85,888

Balance at December 31, 1999	$1,125,502	$434	$(40,854)	$1,085,082

As of December 31, 2000 the contractual maturities of our marketable securities were as follows:

			Marketable Securities —
	Marketable Securities		Restricted

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(amounts in thousands)
Due in one year or less	$103,831	$103,079	$37,600	$37,642

Due after one year through five years	185,340	185,449	37,684	38,237

Due after five years through ten years	290,406	287,275	14,237	14,443

Due after ten years	289,338	288,210	4,881	4,871

	$868,915	$864,013	$94,402	$95,193

Proceeds from sales and maturities of marketable securities were $7.1 billion in 2000, $6.9 billion in 1999 and 1.4 billion in 1998. Gross realized gains and gross realized losses are included in net investment income under the specific identification method.

4. Acquisitions and Dispositions

2000 Acquisitions. On February 1, 2000, we completed our acquisition of Harris Methodist Texas Health Plan, Inc. and Harris Methodist Health Insurance Company, Inc. (together, “Harris”), a health plan and insurance company in Texas, for an approximate purchase price of $122 million. This acquisition added approximately 250,000 commercial members and 50,000 Medicare members to our Texas HMO and was accounted for as a purchase. The related goodwill and acquired intangible assets are being amortized over periods ranging from three to 30 years. The operating results of these entities are included in our consolidated financial statements from the acquisition date.

During the first half of 2000, we assumed approximately 18,000 members in Colorado and approximately 21,000 members in Washington for a purchase price of approximately $6 million. These membership assumptions are the result of transition agreements signed with QualMed Plans for Health of Colorado, Inc. in September 1999 and with QualMed Washington Health Plans, Inc. in October 1999, each a subsidiary of Health Net, Inc.

2000 Dispositions. In June 2000, we announced our intention to exit our Ohio HMO operations. This plan affected approximately 35,000 commercial members and 3,500 Medicare members located in Ohio and Kentucky who were enrolled in our plans during 2000. The exit was completed in January 2001. We entered into an agreement with Anthem Blue Cross and Blue Shield to assist in transitioning Ohio’s commercial membership. Medicare members were provided a choice of another Medicare+Choice HMO or traditional fee-for-service Medicare. In connection with the disposition, we recognized pretax charges of approximately $4 million ($2 million or $0.07 diluted loss per share, net of tax). See Note 9, “Impairment, Disposition, Restructuring, Office of Personnel Management and Other Charges (Credits).”

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

1998 Dispositions. On September 30, 1998, we sold our Utah HMO subsidiary. We guaranteed the buyer that the Utah HMO would have a minimum net equity of $10 million, based on the values of the Utah HMO’s assets and liabilities as of September 30, 1998. We also extended a $700,000 subordinated loan to the Utah HMO which was paid off in August 1999, to increase its statutory net equity. We sold all of the issued and outstanding shares of capital stock of the Utah HMO to the buyer for no other consideration. As of September 30, 1998, the Utah HMO served approximately 102,000 commercial and 19,000 government members. On October 31, 1998, we sold our workers’ compensation subsidiary for $17 million. We recognized pretax charges (credits) for these dispositions in 1998 and 1999. See Note 9, “Impairment, Disposition, Restructuring, Office of Personnel Management and Other Charges (Credits).”

Pro Forma Financial Statements. The pro forma information below presents our consolidated results of operations as if the Harris acquisition occurred at the beginning of each period presented. The pro forma information gives effect to actual results prior to these transactions plus adjustments for depreciation expense, goodwill amortization, net investment income and income taxes. Because our 1999 membership acquisitions in Colorado and Texas as well as our 2000 membership assumptions in Colorado and Washington were not material to our consolidated results of operations, these transactions were not included in the pro forma information below.

	Year Ended December 31,

	2000	1999

	(amounts in thousands, except
	per share data)
Total operating revenue	$11,525,825	$10,746,745

Income before income taxes	$280,460	$403,417

Net income	$156,434	$231,135

Basic earnings per share	$4.46	$5.19

Diluted earnings per share	$4.45	$5.17

5. Long-Term Debt

Beginning January 1, 1999, and continuing through the January 1, 2002 final maturity date, the amount available to borrow under our credit facility declines incrementally every six months. The next mandatory incremental reduction will occur on July 1, 2001. At that time the total amount available for borrowing will be $800 million. At December 31, 2000, we had an outstanding balance of $735 million. The facility also requires mandatory step-down payments if the principal balance exceeds certain thresholds. Based on the December 31, 2000 balance, no payments are required until the final maturity date.

Interest under the credit facility is variable and is presently based on the London Interbank Offered Rate (“LIBOR”) plus a spread. Based on the outstanding balance at December 31, 2000, the average overall rate, excluding the facility fee, was 7.9 percent. The terms of the credit facility contain various covenants, usual for financings of this type, including a minimum net worth requirement, a minimum fixed charge coverage requirement, leverage ratios and limits on the amount of stock we may repurchase. At December 31, 2000, we were in compliance with all such covenants. Our wholly owned subsidiary, PacifiCare Health Plan Administrators, Inc., fully and unconditionally guarantees the credit facility. We have no assets or operations separate from our wholly owned subsidiaries. Our non-guarantor subsidiaries were immaterial to our consolidated financial position as of December 31, 2000.

We also have $100 million in senior notes outstanding that we assumed when we acquired FHP International Corporation in 1997. These notes mature on September 15, 2003 and bear an interest rate of seven percent payable semiannually.

6. Stockholders’ Equity

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

Treasury Stock. In October 1999, our board of directors approved a stock repurchase program that allows us to repurchase up to 12 million shares of our outstanding common stock, including any shares purchased from UniHealth Foundation, a non-profit public benefit corporation and our largest stockholder (see “UniHealth Foundation Stock Purchase Agreement” below). To purchase these shares, we negotiated an amendment to our existing credit facility that increases the maximum allowable amount of share repurchases to $1 billion from $500 million. We may fund the stock repurchase program through a combination of cash flows from operations, additional borrowings under the credit facility and long- and short-term debt. We have suspended the repurchase of our shares on the open market.

As of December 31, 2000, we held approximately 14 million treasury shares totaling $697 million. These shares were purchased pursuant to the October 1999 program discussed above and prior repurchase programs. We have reissued, and will continue to reissue these shares for our employee benefit plans or for other corporate purposes.

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

Prior to the combination and reclassification of our Class A and Class B common stock, UniHealth Foundation owned approximately 40 percent of our voting Class A common stock and approximately one percent of our non-voting Class B common stock. As of December 31, 2000, UniHealth Foundation owned approximately 14 percent of our outstanding voting common stock. In consideration for UniHealth Foundation’s vote in favor of the amended and restated certificate of incorporation, and in consideration of the agreements and covenants contained in the stock purchase agreement discussed below, we paid UniHealth Foundation $60 million in June 1999, when our stockholders approved the amended and restated certificate of incorporation. We also incurred $2 million of expenses related to the reclassification of our common stock and the registration of the shares held by UniHealth Foundation. These amounts were recorded as a reduction of stockholders’ equity in 1999.

UniHealth Foundation Stock Purchase Agreement. In May 1999, we entered into a stock purchase agreement with UniHealth Foundation to repurchase up to 5.9 million shares of our common stock held by UniHealth Foundation. During 2000, we purchased 1.5 million shares for a total of $57 million under this agreement. No shares were purchased during 1999. See Note 12, “Subsequent Events.”

Preferred Stock Redemption. In May 1998, we announced the redemption of 10.5 million shares of our Series A preferred stock. Substantially all of the preferred shares were converted into 3.9 million shares of common stock as of the June 1998 redemption date. We paid approximately $5 million in dividends to our preferred stockholders during the year ended December 31, 1998.

7. Income Taxes

The tax effects of the major items recorded as deferred tax assets and liabilities were as follows:

	2000	1999

	(amounts in thousands)
Current deferred tax assets (liabilities):

Accrued expenses	$82,844	$67,886

Medical claims and benefits payable	45,612	42,228

Accrued compensation	20,168	15,224

Provider receivables	(8,264)	—

Prepaid expenses	(6,171)	(4,672)

State franchise taxes	4,497	7,620

Pharmacy rebates	(2,257)	(3,987)

Unrealized losses on marketable securities	1,927	15,440

Other	1,356	1,430

	$139,712	$141,169

Non-current deferred tax (liabilities) assets:

Identifiable intangibles	$(106,905)	$(115,484)

Depreciation and software amortization	(26,908)	(12,742)

Goodwill amortization	(15,281)	(2,498)

Other	3,461	3,255

	$(145,633)	$(127,469)

The provision for income taxes consisted of the following:

	2000	1999	1998

	(amounts in thousands)
Current:

Federal	$106,529	$156,958	$171,478

State	14,410	19,739	30,968

Total current	120,939	176,697	202,446

Deferred:

Federal	6,507	19,973	(13,615)

State	(400)	6,695	(5,684)

Total deferred	6,107	26,668	(19,299)

Provision for income taxes	$127,046	$203,365	$183,147

Reconciliations of the U.S. statutory income tax rate to our effective tax rate were as follows:

	2000	1999	1998

Computed expected provision	35.0%	35.0%	35.0%

Amortization of intangibles	6.4	3.8	5.1

State taxes, net of federal benefit	3.2	3.6	4.3

Tax exempt interest	(2.1)	(1.3)	(1.4)

Impairment of non-deductible goodwill	—	0.8	—

Disposition of subsidiaries	—	—	1.6

Other, net	1.6	0.3	2.9

Provision for income taxes	44.1%	42.2%	47.5%

8. Employee Benefit Plans

Savings and profit-sharing plans. Most of our employees may participate in our savings and profit-sharing plan. Features of the plan in 2000 were as follows:

•	Participants could defer up to 15 percent of annual compensation;

•	We matched one-half of the deferral, up to three percent of annual compensation per employee; and

•	We automatically contributed three percent of annual compensation per employee.

The plan authorizes us to contribute a discretionary amount to each employee’s account, generally based on a percentage of pretax income. We did not contribute a discretionary amount in 2000, but did in 1999 and 1998. Charges to income for the plan were $19 million in 2000, $28 million in 1999 and $20 million in 1998.

Stock Incentive Plans.

Employee Plans. As of December 31, 2000, under the 2000 and 1996 Employee Plans, we could grant officers and employees the following stock incentives:

•	Options to purchase shares of common stock at no less than 100 percent of the market price on the date the options are granted;

•	Shares of vested or unvested common stock; and

•	Stock appreciation rights.

Stock options typically vest over four years in equal increments, and expire 10 years after the grant date. Awards under the Employee Plans are generally subject to continuous employment. As of December 31, 2000, approximately 0.5 million shares were available for awards under the Employee Plans.

Premium Plan. In 1997 and 1998, we granted certain executives options to purchase 2.6 million shares of our common stock under the Premium Plan. One-half of these options vested in 1999 when the closing market price of our common stock reached $92.50. One million of the vested premium options were outstanding as of December 31, 2000, and will expire in 2007. The balance of the premium options, totaling 0.8 million outstanding as of December 31, 2000, vest if the closing market price of our common stock reaches $114.00 by 2002. If these options vest, they will expire in 2007. If they do not vest, they will expire in 2002. There are no shares available for future awards under the Premium Plan. We recorded compensation expense totaling $1 million when the options vested in 1999, according to variable-plan accounting.

Director Plans. As of December 31, 2000 under the 2000 and 1996 Director Plans, we could grant non-employee directors the following stock incentives:

•	Options to purchase 5,000 shares of common stock annually to members of the board, at no less than 100 percent of the market price on the date the options are granted;

•	Options to purchase 10,000 shares of common stock annually to the Chairman of the Board, at no less than 100 percent of the market price on the date the options are granted;

•	Options to purchase 10,000 shares of common stock when new members are elected or appointed to the board of directors; and

•	Options to purchase shares of common stock on a discretionary basis.

Stock options granted under the Director Plans vest immediately on the grant date, but once the options are exercised, the associated common stock may not be sold within six months after the grant date. As of December 31, 2000, approximately 0.4 million shares were available for awards under the Director Plans. All grants under the 2000 Director Plan are subject to stockholder approval of the plan at the 2001 annual meeting of stockholders.

Our stock incentive plans provide for accelerated exercisability of plan awards if certain events relating to a change of control, merger, sale of assets or liquidation of PacifiCare were to occur.

Nonqualified stock option activity for all plans was as follows:

		Weighted Average	Options	Weighted Average
	Options	Exercise Price	Exercisable	Exercise Price

Outstanding at December 31, 1997	5,902,506	$72.83	1,502,760	$47.36

Granted at market price	1,068,810	$77.76	—	$—

Granted in excess of market price	112,500	$92.50	—	$—

Granted in excess of market price	112,500	$114.00	—	$—

Exercised	(454,751)	$39.81	—	$—

Canceled	(424,707)	$84.49	—	$—

Outstanding at December 31, 1998	6,316,858	$80.38	1,532,079	$55.61

Granted at market price	2,422,098	$58.96	—	$—

Exercised	(395,031)	$54.88	—	$—

Canceled	(602,285)	$87.76	—	$—

Outstanding at December 31, 1999	7,741,640	$74.41	2,981,611	$72.89

Granted at market price	3,026,498	$46.72	—	$—

Exercised	(143,913)	$14.89	—	$—

Canceled	(1,709,637)	$74.86	—	$—

Outstanding at December 31, 2000	8,914,588	$65.88	3,807,478	$72.55

The following is a summary of information about options outstanding and options exercisable at December 31, 2000:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (1)	Exercise Price	Exercisable	Exercise Price

$ 10.06 - $19.75	681,800	10	$12.16	16,800	$19.04

$ 31.34 - $46.03	1,259,325	8	$44.35	535,608	$43.30

$ 48.85 - $73.00	4,080,505	8	$62.16	1,681,222	$67.43

$ 74.63 - $92.50	2,127,958	7	$85.67	1,573,848	$88.55

$114.00	765,000	7	$114.00	—	$—

	8,914,588			3,807,478

(1)	Weighted average contractual life remaining in years.

Pro Forma Stock Option Disclosure. We used the Black-Scholes option pricing model to calculate the fair value of grants in the years presented below. We applied the following assumptions to determine pro forma compensation expense:

	2000	1999	1998

Expected dividend yield	0%	0%	0%

Risk-free interest rate	6%	5%	6%

Expected stock price volatility	64%	52%	45%

Expected term until exercise (years)	2	2	2

Weighted average fair value of options on grant date:

Granted at market prices	$27.86	$27.15	$30.92

Granted in excess of market price	$—	$—	$29.76

We generally do not record compensation expense for stock option grants to employees. The following table summarizes results as if we had recorded compensation expense for the 2000, 1999 and 1998:

	2000	1999	1998

Net income:

As reported	$161,040	$278,544	$202,427

Pro forma	$135,098	$246,113	$168,382

Basic earnings per share:

As reported	$4.59	$6.26	$4.50

Pro forma	$3.85	$5.53	$3.85

Diluted earnings per share:

As reported	$4.58	$6.23	$4.40

Pro forma	$3.84	$5.50	$3.66

These figures reflect only the impact of grants since October 1, 1995, and reflect only part of the possible compensation expense that we amortize over the vesting period of the grants (generally up to four years). Therefore, the effect on net income and earnings per share may differ in future years from the amounts shown above.

9. Impairment, Disposition, Restructuring, Office of Personnel Management and Other Charges (Credits)

We recognized net pretax charges (credits) in 2000, 1999 and 1998 as follows:

	Quarter	Pretax Charges	Net-of-Tax	Diluted Loss
	Recognized	(Credits)	Amount	(Earnings) per Share

	(amounts in millions, except per share data)
2000

Restructuring charge	First	$9.0	$5.2	$0.14

Other changes in estimates	First	(3.4)	(2.0)	(0.05)

OPM credits	First	(3.0)	(1.7)	(0.05)

Total impairment, disposition, restructuring, OPM and other charges	Total First	2.6	1.5	0.04

Loss on disposition of Ohio HMO	Second	3.8	2.2	0.06

Restructuring change in estimate	Second	(1.0)	(0.6)	(0.01)

Total impairment, disposition, restructuring and other charges	Total Second	2.8	1.6	0.05

Gain from license termination agreement	Third	(6.9)	(3.8)	(0.11)

Loss on disposition of Ohio HMO	Third	0.5	0.2	0.01

Restructuring change in estimate	Third	(0.4)	(0.2)	(0.01)

Total impairment, disposition, restructuring and other credits	Total Third	(6.8)	(3.8)	(0.11)

Restructuring charge	Fourth	15.2	8.5	0.25

Gain from contract termination agreement	Fourth	(4.4)	(2.5)	(0.07)

Restructuring change in estimate	Fourth	(0.6)	(0.3)	(0.01)

Total impairment, disposition, restructuring and other charges	Total Fourth	10.2	5.7	0.17

Total net 2000 impairment, disposition, restructuring, OPM and other charges		$8.8	$5.0	$0.15

1999

Ohio HMO goodwill impairment	Third	$14.1	$11.3	$0.25

Utah HMO disposition changes in estimates	Third	(10.7)	(6.3)	(0.14)

Other disposition changes in estimates	Third	(5.6)	(3.3)	(0.07)

Total net 1999 impairment, disposition, restructuring and other charges (credits)		$(2.2)	$1.7	$0.04

1998

Loss on disposition of Utah HMO and workers’ compensation subsidiaries	Third	$15.6	$8.2	$0.18

OPM charges	Third	3.8	2.0	0.04

	Total Third	19.4	10.2	0.22

OPM credits	Total Fourth	(8.4)	(4.4)	(0.10)

Total net 1998 impairment, disposition, restructuring, OPM and other charges		$11.0	$5.8	$0.12

2000. We recognized net pretax charges of $9 million as described below.

•	Gain from contract termination agreement. In the fourth quarter, we recognized other credits of $4 million for a gain from a contract termination agreement.

•	Gain from license termination agreement. In the third quarter, we recognized other credits of $7 million for a gain from a license termination agreement relating to our subsidiary, Secure Horizons USA, Inc. This gain was a result of an early termination of the license agreement between Presbyterian Healthcare Services, Inc. and Secure Horizons USA, Inc.

•	Loss on Disposition of Ohio HMO. In the second quarter, we recognized disposition charges of $4 million to exit our Ohio HMO operations. The charge included severance and legal costs. In the third quarter, we recognized additional disposition charges of $0.5 million as a result of changes in estimated legal costs. See Note 4, “Acquisitions and Dispositions.”

•	Other Changes in Estimates. In the first quarter, we recognized other credits for changes in estimates of $3 million. We successfully settled certain contingencies related to acquisitions and dispositions in 1997 and 1998 including pending and threatened litigation, as well as indemnifications made to the buyers of sold subsidiaries.

•	OPM Credits. In the first quarter, we recognized OPM credits of $3 million as a result of Oklahoma HMO premiums received from rate reconciliations re-filed for years 1996 and 1997.

•	Restructuring Charges. In January 2000, we announced a plan to strengthen our operations and improve our competitive advantage and growth opportunities. In connection with this plan, we recognized restructuring charges of $9 million in the first quarter of 2000. The restructuring charge included severance and related employee benefits for approximately 270 employees whose positions were eliminated by December 31, 2000. The majority of the terminations were in the sales and marketing and human resources departments where the corporate and regional functions were centralized and consolidated. We recognized a credit for a change in estimate of $1 million in the second quarter and $0.4 million in the third quarter. This was as a result of employees who accepted other positions within the company and employees who resigned. During the fourth quarter, we recognized a credit for a change in the restructuring estimate of $0.6 million, primarily as a result of outplacement services that terminated employees did not use. We paid approximately $1 million to terminated employees during the quarter ended December 31, 2000.

Approximately $2 million of the January 2000 restructuring balance will be paid by the end of 2001, and the remainder will be paid in 2002. We plan to use cash flows from operations to fund the restructuring payments. We realized net annualized marketing, general and administrative salary savings of approximately $11 million from the centralization and consolidation of corporate and regional functions.

In December 2000 we announced plans to further streamline our operations to enhance cost efficiency. In connection with this plan, we recognized restructuring charges of $15 million in the fourth quarter. Approximately $11 million of the restructuring charge was for severance and related employee benefits for approximately 500 employees whose positions will be eliminated by August 2001. More than half of the reductions are related to sales and marketing positions, primarily for the Medicare+Choice program, resulting from our decision to limit new enrollment for 2001 in approximately 40 percent of our Medicare markets due to rising health care costs and insufficient federal funding. The remaining reductions affected many areas throughout the regions and our corporate headquarters. The other $4 million of the restructuring charge related to lease terminations for excess office space.

The elimination of positions began January 2, 2001, therefore no payments were made during 2000. We expect that approximately $10 million of the restructuring charge will be paid by the end of 2001, and the remainder will be paid in 2002. Cash flows from operations are expected to fund the restructuring charge. We expect net annual marketing, general and administrative salary savings of approximately $27 million (unaudited) as a result of streamlining our operations.

The following table presents the activity for the year ended December 31, 2000:

			Changes in	Balance at
	Pretax Charge	Payments	Estimate	December 31, 2000

	(amounts in millions)
January 2000 restructuring:

Severance and separation benefits	$9.0	$(4.7)	$(2.0)	$2.3

December 2000 restructuring:

Severance and separation benefits	11.0	—	—	11.0

Lease cancellations and commitments	4.2	—	—	4.2

Total December 2000 restructuring	15.2	—	—	15.2

Total restructuring	$24.2	$(4.7)	$(2.0)	$17.5

1999. We recognized net pretax credits of $2 million as described below.

•	Ohio HMO Goodwill Impairment. We recognized $14 million of Ohio HMO goodwill impairment charges. Third quarter operating losses, provider contract terminations and a lower membership base did not support the recoverability of goodwill. The majority of the impairment was not deductible for income tax purposes.

•	Utah HMO Disposition Changes in Estimates. We recognized $11 million of disposition credits. When we sold our Utah HMO, we retained responsibility for all medical claims and benefits payable for services rendered through September 30, 1998. Payments made through September 30, 1999, plus our current estimate of claims incurred but not reported, were $7 million less than original reserves existing at disposition. In addition, $4 million of severance, legal, and receivable reserves were settled for amounts less than originally estimated.

•	Other Disposition Changes in Estimates. We recognized $6 million of other disposition credits for changes in estimates. We have or expect to successfully settle certain contingencies related to other dispositions from 1996 to 1998. Contingencies include pending and threatened litigation as well as indemnifications made to the buyers of sold subsidiaries.

1998. We recognized net pretax charges of $11 million as described below.

•	Loss on Dispositions. We recognized $16 million of disposition charges with the sales of our Utah HMO and workers’ compensation subsidiaries. See Note 4, “Acquisitions and Dispositions.”

•	OPM Charges and Credits. Partially offsetting the disposition charges were net OPM credits of $5 million. See Note 10, “Commitments and Contingencies.”

10. Commitments and Contingencies

Physician Instability and Insolvency. Our insolvency reserves include write-offs of certain uncollectable receivables from our physicians and the estimated cost of unpaid health care claims normally covered by our capitation payments. Depending on state law, we may be held liable for unpaid health care claims that were previously the responsibility of the capitated physician and for which we have already paid capitation. The balance of our insolvency reserves included in medical claims and benefit payable was $34 million at December 31, 2000 and $46 million at December 31, 1999. Our insolvency reserves relate to specific physicians. These reserves include estimates for potentially insolvent physicians, where conditions indicate claims are not being paid or have slowed considerably. Based on information currently available, we believe that any liability in excess of amounts accrued would not materially affect our consolidated financial position. However, our evaluation of the likely impact of claims asserted against us could change in the future and an unfavorable outcome, depending on the amount and timing, could have a material effect on our results of operations or cash flows for a future period.

•	KPC Medical Management. In the second quarter of 2000, we, along with other HMOs loaned approximately $12 million to KPC Medical Management, Inc. (“KPC”), a purchaser of some of the MedPartners Network practices, and Chaudhuri Medical Corporation, an affiliate of KPC. Our portion of the loan was approximately $3 million. The principal and interest of the loan are guaranteed by Caremark Rx, Inc.

In the third quarter of 2000, we, along with six other HMOs loaned approximately $30 million to real estate entities affiliated with KPC. Our portion of this loan was approximately $10 million. A portion of each plan’s loan was used to pay outstanding physician and hospital claims for its members and operating expenses of certain KPC medical entities. In November 2000, KPC and its medical affiliates filed for reorganization under Chapter 11 of the bankruptcy code.

Because we believed that KPC was in uncertain financial condition, we fully reserved both loans in the quarter each loan was made. KPC is in the process of liquidating its assets through the Chapter 11 bankruptcy protection. We are monitoring KPC’s bankruptcy as well as the financial condition of the KPC real estate entities. KPC has asserted claims against us, but has not yet quantified these claims. As a result, we cannot be certain that our loans are the extent of our exposure. We believe that any ultimate insolvency liability would not materially affect our consolidated financial position. However, our evaluation of the likely impact of claims asserted against us could change in the future and an unfavorable outcome, depending on the amount and timing, could have a material effect on our results of operations or cash flows for a future period.

•	MedPartners Network. The California Department of Managed Health Care (“DMHC”; a newly created department assuming the managed care regulatory authority of the Department of Corporations) entered into a settlement with Alabama-based Caremark Rx, Inc. (“Caremark”; formerly MedPartners, Inc.) regarding its California subsidiary, MedPartners Network (“MPN”). MPN was a provider organization licensed by the DMHC that arranged health care services for HMO members through arrangements between HMOs and hospitals and physician groups. MPN was one of our significant networks in California. In March 1999, California regulators seized MPN and appointed a conservator to oversee MPN. The conservator placed MPN in bankruptcy.

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

In connection with the MPN bankruptcy, we asserted claims against MPN for amounts owed by MPN. In September 2000, the MPN Chapter 11 Plan of Reorganization was confirmed by the bankruptcy court. As a result, we received $2 million in approved claims payments and additional claims payments of $5 million from a third party. Because these negotiations were not successfully completed by December 15, 2000, we received an additional $4 million in approved claims directly from MPN.

OPM and Related Litigation.

General. Our HMO subsidiaries have commercial contracts with OPM to provide managed health care services to federal employees, annuitants and their dependents under the FEHBP. Rather than negotiating rates with HMOs, OPM requires HMOs to provide the FEHBP with rates comparable to the rates charged to the two employer groups with enrollment closest in size to the FEHBP in the applicable community after making required adjustments. OPM further requires that every HMO certify each year that its rates meet these requirements.

Periodically, OPM’s Office of Inspector General (“OIG”) audits each HMO to verify that the premiums charged are calculated and charged in compliance with these regulations and guidelines. Each audit encompasses a period of up to six years. Following the government’s initial on-site audit, OPM will provide the HMO with a post-audit briefing indicating its preliminary results. Interpretations of the rating regulations and audit findings often raise complex issues. The final resolution and settlement of audits have historically taken more than three years and as many as seven years. We have a number of pending audits that we are seeking to resolve with the United States Department of Justice ("DOJ").

During the audit process, OPM may refer its findings to the DOJ if it believes that the health plan knowingly overcharged the government or otherwise submitted false documentation or certifications in violation of the False Claims Act. Under the False Claims Act, an action can be considered knowingly committed if the government contractor acted with actual knowledge, or with reckless disregard or deliberate ignorance of the government’s rules and regulations. If the government were to win a False Claims Act lawsuit against an HMO, the government could obtain trebled damages, a civil penalty of not less than $5,000 nor more than $10,000 for each separate alleged false claim, and the government could permanently disqualify the HMO from participating in all federal government programs.

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

OPM Litigation. We have contracts that were audited by the OIG, that we acquired through our merger with FHP International Corporation (“FHP”) in 1997. The OIG is alleging that the former FHP Arizona, California, Colorado, Guam and Ohio HMO subsidiaries as well as former FHP Illinois, New Mexico and Utah HMO subsidiaries that we sold in 1997 and 1998, overcharged the government from 1990 through 1997. Several of these contract years have already been audited, but are yet to be settled. We responded to the audit reports, challenging many of the auditors’ assertions. OIG’s allegations were referred to the DOJ for review of potential claims under the False Claims Act. We do not believe there is any evidence that we engaged in any action that would violate the False Claims Act.

The OIG conducted an audit of our Oregon HMO subsidiary. The OIG issued a draft audit report in July 1997, alleging that we overcharged the government for contract years 1991 through 1996. We responded to this draft audit report in April 1998, strongly disagreeing with OIG’s claims. In March 2000, we were notified that the auditors had referred the above-mentioned audit report to the DOJ for review of potential claims under the False Claims Act. We do not believe there is any evidence that we engaged in any action that would violate the False Claims Act. When our legal counsel met with the U.S. Attorney in May 2000, the U.S. Attorney stated that a letter would be sent specifying additional information that was needed. No letter has been received to date. The DOJ has until June 1, 2001 to decide whether to file a claim.

The OIG conducted an audit of our California HMO subsidiary. The OIG issued a draft audit report in January 1998, alleging that we overcharged the government for contract years 1993 through 1996. We responded to this draft audit report in May 1998, strongly disagreeing with OIG’s claims. In January 2001, we were notified that the auditors had referred the above-mentioned audit report to the DOJ for review of potential claims under the False Claims Act. We do not believe there is any evidence that we engaged in any action that would violate the False Claims Act.

We intend to continue to negotiate with OPM on any existing or future unresolved matters to attain a mutually satisfactorily result. We cannot be certain that any ongoing future negotiations will be concluded satisfactorily, that additional audits will not be referred to the DOJ or that additional, possibly material, liabilities will not be incurred. Such liability could have a material effect on our results of operations or cash flows of a future period if resolved unfavorably.

Class Action Legal Proceedings. On November 21, 2000, Michael Russ filed a purported class action complaint against PacifiCare and several of our present and former directors and executive officers in the Central District of California. At least four other complaints have been filed against PacifiCare and several present and former directors and executive officers in the same court. Each of these complaints relates to the same subject matter and will likely be consolidated. The complaints relate to the period between October 27, 1999 and October 10, 2000. The complaints primarily allege that we made false projections about our financial performance in 2000. We deny all material allegations and intend to defend the actions vigorously.

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

On November 22, 1999, Debbie Hitsman filed a purported class action complaint against PacifiCare in the United States District Court for the Southern District of Mississippi, Hattiesburg Division. The complaint relates to the period from November 22, 1995 to the present and purports to be on behalf of all enrollees in our health care plans other than Medicare and Medicaid enrollees. The complaint alleges causes of action for violations of the Racketeer-Influenced and Corrupt Organizations Act and Employee Retirement Income Security Act of 1974 (“ERISA”). The complaint seeks an unspecified amount of compensatory and treble damages, injunctive and restitutionary relief, attorneys’ fees, the imposition of a constructive trust and interest. On June 23, 2000,

Hitsman filed and served an additional complaint in the United States District Court for the Southern District of Miami as a purported part of a multi-district litigation proceeding against another managed care company, Humana. Subsequently, Dr. Dennis Breen and other doctors joined the Florida proceeding making allegations similar to those from other providers. These providers, including the California Medical Association, accuse us of imposing unfair contract terms, unnecessarily denying health care for our members, delaying payments for authorized health care and reimbursing physicians at rates that are not sufficient to cover the physician’s cost of providing the health care.

In October 2000, the multi-district litigation panel consolidated the Hitsman cases, the Breen case, the California Medical Association case and certain provider cases in the Southern District of Florida. In December 2000, the court granted our motion to compel arbitration of all of the Hitsman claims and all of Dr. Breen’s claims except for his claims for violations of the Racketeer-Influenced and Corrupt Organizations Act and conspiracy and aiding and abetting claims that stem from contractual relationships with other managed care companies. We have appealed the denial of the arbitration of these claims. Our motion to dismiss the Breen claims was granted, with permission to amend. An amended complaint is anticipated. We deny all material allegations and intend to defend the actions vigorously.

In 1997, William Madruga and another individual filed a purported class action suit against PacifiCare and several of our directors and officers in the United States District Court for the Central District of California. The complaint relates to the period from the date of proxy statement for the FHP acquisition through our November 1997 announcement that earnings for the fourth quarter of 1997 would be lower than expected. The complaint primarily alleges that we previously omitted and/or misrepresented material facts with respect to our costs, earnings and profits. In November 1999, May 2000, and again in January 2001, the court dismissed the Madruga case in part without permission to amend and in part with permission to amend the complaint. The plaintiffs filed a fourth amended complaint in March 2001. We deny all material allegations and intend to defend the actions vigorously.

Industry Litigation. In 2000, Aetna U.S. Healthcare, Inc. and affiliated entities (“Aetna”) settled claims brought by the Attorney General of Texas by consenting to modify some of its business practices in Texas. The Attorney General of Texas has filed similar claims against our Texas HMO and has proposed to settle the lawsuit on the same terms as the Aetna settlement. The business practices in question relate primarily to our Texas HMO’s commercial operations. Resolution of a proposed settlement is still pending. We are unable to predict whether we will ultimately reach a settlement with the Attorney General on these or other terms or the impact that the ultimate settlement could have on our operations. These changes ultimately could adversely affect the HMO industry and could have a material effect on our financial position, results of operations or cash flows of a future period.

We are involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages which are not covered by insurance. Based on current information and review, including consultation with our lawyers, we believe any ultimate liability that may arise from these actions (including all OPM and related litigation, class action legal proceedings and industry litigation) would not materially affect our consolidated financial position, results of operations or cash flows. However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material effect on our results of operations or cash flows of a future period.

Lease Commitments. We lease office space and equipment under various non-cancelable operating leases. Rental expense totaled $62 million in 2000, $55 million in 1999 and $59 million in 1998. Future minimum lease payments will be $58 million in 2001, $43 million in 2002, $30 million in 2003, $24 million in 2004 and $18 million in 2005. Minimum lease payments after 2005 will be $35 million.

In 1997, we entered into a real estate and equipment master transfer agreement that allows us to lease, sublease or assign certain facilities and equipment that we own or lease. At December 31, 2000 all of the equipment and a portion of the real estate covered by the master transfer agreement had been sold. The net book value of the remaining real estate was approximately $13 million at December 31, 2000 and $18 million at December 31, 1999. The leases are accounted for as operating leases, and subleases are accounted for as rental income. The agreement includes extensions of the individual leases to December 31, 2005, and two five-year extension options at prevailing market rates. These options are exercisable solely at the lessee’s discretion.

Employment Agreements. We have employment agreements with our chief executive officer and certain other executives. The agreements entitle these executives to receive severance benefits, payable if employment is terminated for various reasons, including termination following a change of control of PacifiCare. The maximum severance amount we would owe these executives according to their employment agreements (excluding amounts that may be payable under incentive plans and the value of certain other benefits) was approximately $55 million at December 31, 2000.

11. Comprehensive Income

The following tables summarize the components of other comprehensive income (loss) for the periods indicated:

		Income
		Tax	Net-of-
	Pretax	Expense	Tax
	Amount	(Benefit)	Amount

	(amounts in thousands)
2000:

Unrealized holding gains arising during the period	$34,700	$13,423	$21,277

Less: reclassification adjustment for net losses realized in net income	235	91	144

Other comprehensive income	$34,935	$13,514	$21,421

1999:

Unrealized holding losses arising during the period	$(50,739)	$(19,591)	$(31,148)

Less: reclassification adjustment for net gains realized in net income	(988)	(381)	(607)

Other comprehensive loss	$(51,727)	$(19,972)	$(31,755)

1998:

Unrealized holding gains arising during the period	$12,766	$5,538	$7,228

Less: reclassification adjustment for net gains realized in net income	(17,418)	(7,556)	(9,862)

Other comprehensive loss	$(4,652)	$(2,018)	$(2,634)

12. Subsequent Events

On February 9, 2001, we announced an agreement with UniHealth Foundation, whereby UniHealth Foundation agreed to waive its right to sell 909,500 shares of our common stock back to us. In exchange for this waiver, we agreed not to exercise our right of first refusal to acquire up to 1 million shares of our common stock.

On March 8, 2001, we announced an agreement with UniHealth Foundation. This agreement allows UniHealth Foundation to sell its remaining 3.5 million shares of our common stock on the open market through June 15, 2001. See Note 6, “Stockholders’ Equity.”

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
PacifiCare Health Systems, Inc.

We have audited the accompanying consolidated balance sheets of PacifiCare Health Systems, Inc. (the Company) as of December 31, 2000, and 1999 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PacifiCare Health Systems, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Irvine, California
January 31, 2001,
        Except for Note 12, as to which the date is
        March 8, 2001

PACIFICARE HEALTH SYSTEMS, INC.

QUARTERLY INFORMATION FOR 2000 AND 1999 (UNAUDITED)

	Quarters Ended

	March 31	June 30	September 30	December 31

	(amounts in thousands, except per share data)
2000 (1)

Operating revenue	$2,802,663	$2,854,183	$2,867,921	$2,943,160

Operating expenses	2,679,350	2,739,582	2,857,859	2,932,422

Net investment income	25,108	24,404	28,443	30,416

Interest expense	(20,182)	(20,250)	(19,252)	(19,952)

Minority interest in consolidated subsidiary	—	131	252	254

Income before income taxes	128,239	118,886	19,505	21,456

Provision for income taxes	53,604	49,694	14,286	9,462

Net income	$74,635	$69,192	$5,219	$11,994

Basic earnings per share	$2.04	$1.97	$0.15	$0.35

Diluted earnings per share	$2.04	$1.96	$0.15	$0.35

HMO Membership (3)	4,005	3,991	4,016	4,010

1999 (2)

Operating revenue	$2,451,909	$2,454,747	$2,517,917	$2,564,517

Operating expenses	2,335,563	2,347,900	2,405,181	2,459,586

Net investment income	20,201	20,242	20,304	23,303

Interest expense	(10,293)	(9,512)	(9,742)	(13,454)

Income before income taxes	126,254	117,577	123,298	114,780

Provision for income taxes	52,270	48,676	54,041	48,378

Net income	$73,984	$68,901	$69,257	$66,402

Basic earnings per share	$1.62	$1.50	$1.54	$1.60

Diluted earnings per share	$1.61	$1.49	$1.54	$1.59

HMO Membership (3)	3,585	3,577	3,660	3,658

(1)	We recognized impairment, disposition, restructuring, OPM and other net pretax charges (credits) totaling $9 million ($5 million or $0.15 diluted loss per share, net of tax). See Note 9 of the Notes to Consolidated Financial Statements.

(2)	We recognized impairment, disposition, restructuring and other net pretax credits in the third quarter of 1999 totaling $2 million ($2 million or $0.04 diluted loss per share, net of tax). The after tax and per share amounts were losses because the goodwill impairment was not deductible for income tax purposes. See Note 9 of the Notes to Consolidated Financial Statements.

(3)	HMO membership as of quarter end.

PACIFICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2000	December 31, 1999	December 31, 1998

Allowance for doubtful accounts:

Beginning balance	$11,173	$8,529	$13,598

Additions:

Charged to provision for doubtful accounts	5,525	1,634	1,485

Charged to health care services	13,921	2,074	(4,850)

Deductions/write offs	(8,331)	(1,064)	(1,704)

Ending balance	$22,288	$11,173	$8,529

PACIFICARE HEALTH SYSTEMS, INC.

EXHIBIT INDEX

Exhibit
Number	Description

3.01	Amended and Restated Certificate of Incorporation of Registrant (including Certificate of Designation of Series A Junior Participating Preferred Stock) [incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-3 (File No. 333-83069)]. (1)

3.02	Bylaws of Registrant [incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form S-3 (File No. 333-83069)].

4.01	Form of Specimen Certificate for Registrant’s Common Stock [incorporated by reference to Exhibit 4.02 to Registrant’s Form 10-K for the year ended December 31, 1999].

4.02	First Supplemental Indenture, dated as of February 14, 1997, by and among the Registrant, FHP International Corporation and The Chase Manhattan Bank, N.A. [incorporated by reference to Exhibit 4.01 to Registrant’s Form 10-Q for the quarter ended March 31, 1997].

4.03	Registration Rights Agreement, dated as of May 4, 1999, between the Registrant and UniHealth Foundation [incorporated by reference to Exhibit 99.4 to Registrant’s Registration Statement on Form S-3 (File No. 333-83069)].

4.04	Rights Agreement, dated as of November 19, 1999, between the Registrant and ChaseMellon Shareholder Services, L.L.C [incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K, dated November 22, 1999].

10.01	Senior Executive Employment Agreement, dated as of July 17, 2000, between the Registrant and Howard G. Phanstiel [incorporated by reference to Exhibit 10.01 to Registrant’s Form 10-Q for the quarter ended June 30, 2000]. (2)

10.02	First Amendment to Senior Executive Employment Agreement, dated as of July 17, 2000, between the Registrant and Howard G. Phanstiel [incorporated by reference to Exhibit 10.01 to Registrant’s Form 10-Q for the quarter ended June 30, 2000]. (2)

10.03	Senior Executive Employment Agreement, dated as of July 17, 2000, between the Registrant and Bary G. Bailey [incorporated by reference to Exhibit 10.01 to Registrant’s Form 10-Q for the quarter ended June 30, 2000]. (2)

10.04	First Amendment to Senior Executive Employment Agreement, dated as of July 17, 2000, between the Registrant and Bary G. Bailey [incorporated by reference to Exhibit 10.01 to Registrant’s Form 10-Q for the quarter ended June 30, 2000]. (2)

10.05	Senior Executive Employment Agreement, dated as of April 3, 2000, between the Registrant and Bradford A. Bowlus. [incorporated by reference to Exhibit 10.01 to Registrant’s Form 10-Q for the quarter ended September 30, 2000]. (2)

10.06	Senior Executive Employment Agreement, dated as of April 3, 2000, between the Registrant and Christopher P. Wing. (2)

10.07	Senior Executive Employment Agreement, dated as of April 3, 2000, between the Registrant and Ronald M. Davis. (2)

10.08	Consulting Agreement, dated as of April 8, 2000, between the Registrant and David A. Reed. (2)

10.09	Second Amended and Restated Employment Agreement, dated December 31, 1999, between the Registrant and Alan R. Hoops [incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K, dated February 18, 2000]. (2)

10.10	Senior Executive Employment Agreement, dated as of June 19, 2000, between the Registrant and Robert W. O’Leary [incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K, dated June 22, 2000]. (2)

Exhibit
Number	Description

10.11	First Amendment to Senior Executive Employment Agreement, dated as of June 19, 2000, between the Registrant and Robert W. O’Leary [incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K, dated June 22, 2000]. (2)

10.12	Form of Contract With Eligible Medicare+Choice Organization for the period January 1, 2000 through December 31, 2000 between PacifiCare of California and the Health Care Financing Administration [incorporated by reference to Exhibit 10.09 to Registrant’s Form 10-K for the year ended December 31, 1999].

10.13	1996 Stock Option Plan for Officers and Key Employees of the Registrant [incorporated by reference to Exhibit 10.05 to Registrant’s Form 8-B, dated January 23, 1997]. (2)

10.14	First Amendment to 1996 Stock Option Plan for Officers and Key Employees of the Registrant [incorporated by reference to Exhibit D to Registrant’s Proxy Statement, dated May 25, 1999]. (2)

10.15	2000 Employee Plan [incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-44038)]. (2)

10.16	2000 Non-Employee Directors Stock Option Plan [incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 (File No. 333-49272)]. (2)

10.17	Amended and Restated 1996 Non-Officer Directors Stock Option Plan of the Registrant [incorporated by reference to Exhibit E to Registrant’s Proxy Statement, dated May 25, 1999]. (2)

10.18	First Amendment to Amended and Restated 1996 Non-Officer Directors Stock Option Plan [incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-8, (File No. 333-49272)].

10.19	1996 Management Incentive Compensation Plan of the Registrant [incorporated by reference to Exhibit 10.07 to Registrant’s Form 8-B, dated January 23, 1997]. (2)

10.20	Amended 1997 Premium Priced Stock Option Plan of the Registrant [incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement, dated April 28, 1998]. (2)

10.21	First Amendment to Amended 1997 Premium Priced Stock Option Plan, dated as of August 27, 1998 [incorporated by reference to Exhibit 10.12 to Registrant’s Form 10-K for the year ended December 31, 1998]. (2)

10.22	PacifiCare Health Systems, Inc. Amended and Restated Non-Qualified Deferred Compensation Plan. (2)

10.23	PacifiCare Health Systems, Inc. Statutory Restoration Plan [incorporated by reference to Exhibit 10.16 to Registrant’s Form 10-K for the year ended December 31, 1997]. (2)

10.24	First Amendment to the PacifiCare Health Systems, Inc. Statutory Restoration Plan, dated November 1, 2000.

10.25	PacifiCare Health Systems, Inc. Stock Unit Deferred Compensation Plan [incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-K for the year ended December 31, 1997]. (2)

10.26	Credit Agreement, dated as of October 31, 1996, among Registrant, the several financial institutions from time to time party to the Credit Agreement, The Bank of New York, The Bank of Nova Scotia, Banque Nationale de Paris, Dai-Ichi Kangyo Bank, Ltd., The Industrial Bank of Japan Limited, RaboBank Nederland, Sanwa Bank of California, The Sumitomo Bank, Limited and Wells Fargo Bank, N.A., as co-agents, The Chase Manhattan Bank and CitiCorp USA, Inc. as managing agents, and Bank of America National Trust and Savings Association, as agent for the Banks [incorporated by reference to Exhibit 10.01 to Registrant’s Registration Statement on Form S-4 (File No. 333-16271)].

Exhibit
Number	Description

10.27	First Amendment to Credit Agreement, dated as of August 15, 1997, among the Registrant, the Banks party to the Credit Agreement, dated as of October 31, 1996, and Bank of America National Trust and Savings Association, as Agent [incorporated by reference to Exhibit 10.12 to Registrant’s Form 10-K for the year ended December 31, 1997].

10.28	Second Amendment to Credit Agreement, dated as of December 31, 1997, among the Registrant, the Banks party to the Credit Agreement, dated as of October 31, 1996, and Bank of America National Trust and Savings Association, as Agent [incorporated by reference to Exhibit 10.13 to Registrant’s Form 10-K for the year ended December 31, 1997].

10.29	Third Amendment to Credit Agreement, dated as of December 8, 1999, among the Registrant, the Banks party to the Credit Agreement, dated as of October 31, 1996, and Bank of America National Trust and Savings Association, as Agent [incorporated by reference to Exhibit 10.22 to Registrant's Form 10-K for the year ended December 31, 1999].

10.30	Stock Purchase Agreement, dated as of May 4, 1999, between the Registrant and UniHealth Foundation [incorporated by reference to Exhibit B to Registrant’s Proxy Statement, dated May 25, 1999].

10.31	Modification of Stock Purchase Agreement, dated February 8, 2001, between the Registrant and UniHealth Foundation.

10.32	Modification of Stock Purchase Agreement, dated March 7, 2001, between the Registrant and UniHealth Foundation.

10.33	Amended Services Agreement, dated as of June 1, 1999, between the Registrant and Joseph S. Konowiecki, a professional corporation [incorporated by reference to Exhibit 10.24 to Registrant's Form 10-K for the year ended December 31, 1999].

10.34	Legal Services Agreement, dated as of January 1, 1999, between the Registrant and Konowiecki & Rank, a law partnership.

21	List of Subsidiaries.

23	Consent of Ernst & Young LLP, Independent Auditors.

(1)	Certificate of Designation of Series A Junior Participating Preferred Stock is incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K, dated November 19, 1999.

(2)	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.