Form 10-Q
period 2001-03-31
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 2001-05-15
CIK 1027974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO ________________

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

Yes  [X]     No  [   ]

      There were approximately 33,657,000 shares of common stock outstanding on April 30, 2001.

PACIFICARE HEALTH SYSTEMS, INC.

FORM 10-Q
INDEX

i

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

PACIFICARE HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per-share data)

	March 31,	December 31,
	2001	2000

	(unaudited)

ASSETS

Current assets:

Cash and equivalents	$1,226,033	$1,251,635

Marketable securities	935,587	864,013

Receivables, net	412,264	410,694

Prepaid expenses and other current assets	44,396	42,852

Deferred income taxes	138,143	139,712

Total current assets	2,756,423	2,708,906

Property, plant and equipment at cost, net	231,185	225,551

Marketable securities-restricted	116,818	94,402

Goodwill and intangible assets, net	2,241,490	2,261,637

Other assets	29,894	32,940

	$5,375,810	$5,323,436

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Medical claims and benefits payable	$1,275,400	$1,270,800

Accounts payable and accrued liabilities	464,640	446,081

Unearned premium revenue	617,790	598,215

Long-term debt due within one year	735,154	161

Total current liabilities	3,092,984	2,315,257

Long-term debt due after one year	101,376	836,556

Deferred income taxes	145,417	145,633

Other liabilities	19,190	20,746

Minority interest	—	1,684

Stockholders’ equity:

Common stock, $0.01 par value; 200,000 shares authorized; issued 47,186 shares in 2001 and 46,986 shares in 2000	472	470

Unearned compensation	(4,438)	—

Additional paid-in capital	1,611,911	1,613,944

Accumulated other comprehensive income (loss)	3,629	(2,975)

Retained earnings	1,102,340	1,089,192

Treasury stock, at cost; 13,532 shares in 2001 and 2000	(697,071)	(697,071)

Total stockholders’ equity	2,016,843	2,003,560

	$5,375,810	$5,323,436

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except per-share data)

	Three Months Ended
	March 31,

	2001	2000

Revenue:

Commercial premiums	$1,230,152	$1,187,701

Medicare premiums	1,732,435	1,580,785

Other income	38,066	34,177

Net investment income	30,046	25,108

Total operating revenue	3,030,699	2,827,771

Expenses:

Health care services:

Commercial services	1,100,675	974,281

Medicare services	1,571,938	1,382,259

Total health care services	2,672,613	2,356,540

Marketing, general and administrative expenses	292,919	299,718

Amortization of goodwill and intangible assets	20,917	20,456

Impairment, disposition, restructuring and other (credits) charges	(928)	5,600

Office of Personnel Management credits	—	(2,964)

Operating income	45,178	148,421

Interest expense	(20,135)	(20,182)

Income before income taxes	25,043	128,239

Provision for income taxes	11,895	53,604

Net income	$13,148	$74,635

Basic earnings per share	$0.39	$2.04

Diluted earnings per share	$0.39	$2.04

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)

	Three Months Ended
	March 31,

	2001	2000

Operating activities:

Net income	$13,148	$74,635

Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:

Amortization of goodwill and intangible assets	20,917	20,456

Depreciation and amortization	15,130	10,660

Deferred income taxes	(2,696)	1,019

Provision for doubtful accounts	1,491	958

Impairment, disposition, restructuring and other (credits) charges	(928)	5,600

Loss on disposal of property, plant and equipment	869	882

Unearned compensation amortization	347	—

Tax benefit realized for stock option exercises	21	39

Office of Personnel Management credits	—	(2,964)

Other noncash items	—	(333)

Changes in assets and liabilities, net of effects from acquisitions and dispositions:

Receivables, net	(3,061)	(86,797)

Prepaid expenses and other assets	1,502	1,601

Medical claims and benefits payable	4,600	70,960

Accounts payable and accrued liabilities	17,920	16,551

Unearned premium revenue	19,575	20,296

Net cash flows provided by operating activities	88,835	133,563

Investing activities:

(Purchase) sale of marketable securities, net	(60,921)	24,765

Purchase of marketable securities-restricted	(22,416)	(4,466)

Purchase of property, plant and equipment	(21,667)	(14,908)

Net cash (paid for) acquired from acquisitions	(500)	11,515

Proceeds from the sale of property, plant and equipment	34	1,442

Net cash flows (used in) provided by investing activities	(105,470)	18,348

Financing activities:

Purchase of minority interest in consolidated subsidiary	(8,821)	—

Principal payments on long-term debt	(187)	(265,082)

Proceeds from issuance of common stock	41	482

Common stock repurchases	—	(94,338)

Proceeds from borrowings of long-term debt	—	261,912

Net cash flows used in financing activities	(8,967)	(97,026)

Net (decrease) increase in cash and equivalents	(25,602)	54,885

Beginning cash and equivalents	1,251,635	849,064

Ending cash and equivalents	$1,226,033	$903,949

See accompanying notes.
Table continued on next page.

PACIFICARE HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
(amounts in thousands)

	Three Months Ended
	March 31,

	2001	2000

Supplemental cash flow information:

Cash paid during the year for:

Income taxes, net of refunds	$(17,260)	$46

Interest	$22,152	$22,279

Supplemental schedule of noncash investing and financing activities:

Stock-based compensation	$259	$5,917

Details of accumulated other comprehensive income (loss):

Change in marketable securities	$10,653	$4,497

Less change in deferred income taxes	(4,049)	(1,586)

Change in stockholders’ equity	$6,604	$2,911

Details of businesses acquired in purchase transactions:

Fair value of assets acquired	$770	$251,580

Less liabilities assumed or created	(270)	(129,304)

Cash paid for fair value of assets acquired	500	122,276

Less cash acquired from acquisitions	—	(133,791)

Net cash paid for (acquired from) acquisitions	$500	$(11,515)

See accompanying notes.
Table continued from previous page.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(unaudited)

1. Basis of Presentation

PacifiCare Health Systems, Inc. is one of the nation’s largest health care services companies, serving members in the commercial and Medicare health maintenance organization (“HMO”) lines of business. Following the rules and regulations of the Securities and Exchange Commission (“SEC”), we have omitted footnote disclosures that would substantially duplicate the disclosures contained in the annual audited financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and the notes included in our December 31, 2000 Annual Report on Form 10-K, filed with the SEC in March 2001.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, needed to present fairly the financial results for these interim periods. The consolidated results of operations presented for the interim periods are not necessarily indicative of the results for a full year.

Reclassifications. We reclassified certain prior year amounts in the accompanying condensed consolidated financial statements to conform to the 2001 presentation.

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

During the first half of 2000, we assumed approximately 18,000 members in Colorado and approximately 21,000 members in Washington for a purchase price of approximately $6 million. These membership assumptions were the result of transition agreements signed with QualMed Plans for Health of Colorado, Inc. in September 1999 and with QualMed Washington Health Plans, Inc. in October 1999, each a subsidiary of Health Net, Inc.

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

3. Long-Term Debt

Beginning January 1, 1999, and continuing through the January 1, 2002 final maturity date, the amount available to borrow under our credit facility declines incrementally every six months. At March 31, 2001, we had an outstanding balance of $735 million, leaving $215 million available for additional borrowings under the credit facility. On April 18, 2001, we paid $30 million of the outstanding balance. The next mandatory incremental reduction will occur on July 1, 2001. At that time the total amount available for borrowing will be $800 million. The facility also requires mandatory step-down payments if the principal balance exceeds certain thresholds. Based on the March 31, 2001 balance, no payments are required until the final maturity date.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2001
(unaudited)

Interest under the credit facility is variable and is presently based on the London Interbank Offered Rate (“LIBOR”) plus a spread. Based on the outstanding balance at March 31, 2001, the average overall rate, excluding the facility fee, was 7.9 percent. The terms of the credit facility contain various covenants, usual for financings of this type, including a minimum net worth requirement, a minimum fixed charge coverage requirement, leverage ratios and limits on the amount of stock we may repurchase. At March 31, 2001, we were in compliance with all such covenants. Our wholly owned subsidiary, PacifiCare Health Plan Administrators, Inc., fully and unconditionally guarantees the credit facility. We have no assets or operations separate from our wholly owned subsidiaries. Our non-guarantor subsidiaries were immaterial to our consolidated financial position as of March 31, 2001.

We also have $100 million in senior notes outstanding that we assumed when we acquired FHP International Corporation (“FHP”) in 1997. These notes mature on September 15, 2003 and bear an interest rate of seven percent payable semiannually.

4. Stockholders’ Equity

Minority Interest. In June 2000, PacifiCare and Compaq Computer Corporation (“Compaq”) agreed to jointly invest in a newly formed Internet company for seniors called SeniorCo, Inc. PacifiCare had majority ownership of approximately 80 percent of the outstanding voting shares at December 31, 2000. The 2000 operating results of this entity were included in our consolidated financial statements from the date of its formation, partially offset by the portion of operating results allocated to minority stockholders, primarily Compaq. In the first quarter of 2001, we purchased all outstanding stock of SeniorCo, Inc. from minority stockholders for $9 million. Of this amount, $6 million was paid to Compaq, as a return on their original investment of $8 million. No operating results were allocated to minority stockholders in 2001.

Restricted Stock Awards. In the first quarter of 2001, as part of an employee recognition and retention program, we granted 84,000 shares of restricted common stock to certain employees in exchange for approximately 1.5 million stock options with exercise prices per share of $53.00 or more. An additional 90,000 shares of restricted common stock were granted to others. Restrictions on these shares will expire and are amortized as earned over the vesting period, not exceeding four years. All shares of restricted stock were issued from our 1996 Officer and Key Employee Stock Option Plan, as amended. For employees, the amount of unearned compensation recorded is based on the market value of the shares on the date of issuance and is included as a separate component of stockholders’ equity. For non-employees, the amount of unearned compensation is based on the market value of the shares at each reporting period until the shares are vested. As of March 31, 2001, $4 million of unearned compensation was recorded and will be amortized over the vesting periods. Related expense (charged to marketing, general and administrative expenses) for the first quarter of 2001 was $0.3 million. No restricted shares were forfeited during the period.

Treasury Stock. In October 1999, our board of directors approved a stock repurchase program that allows us to repurchase up to 12 million shares of our outstanding common stock, including any shares purchased from UniHealth Foundation, a non-profit public benefit corporation and one of our largest stockholders (see “UniHealth Foundation Stock Purchase Agreement” below). We have suspended the repurchase of our shares on the open market.

As of March 31, 2001, we held approximately 14 million treasury shares totaling $697 million. These shares were purchased pursuant to the October 1999 program discussed above and prior repurchase programs. We have reissued, and will continue to reissue these shares for our employee benefit plans or for other corporate purposes.

UniHealth Foundation Stock Purchase Agreement. In May 1999, we entered into a stock purchase agreement with UniHealth Foundation to repurchase up to 5.9 million shares of our common stock held by UniHealth Foundation. During 2000, we purchased 1.5 million shares for a total of $57 million under this agreement. On

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2001
(unaudited)

February 9, 2001, we announced an agreement with UniHealth Foundation, whereby UniHealth Foundation agreed to waive its right to sell 909,500 shares of our common stock back to us. In exchange for this waiver, we agreed not to exercise our right of first refusal to acquire up to 1 million shares of our common stock. On March 8, 2001, we announced an additional agreement with UniHealth Foundation, that allows UniHealth Foundation to sell its remaining 3.5 million shares of our common stock on the open market through June 15, 2001, subject to our insider trading policy.

5. Impairment, Disposition, Restructuring, Office of Personnel Management (“OPM”) and Other (Credits) Charges

We recognized net pretax (credits) charges for the three months ended March 31, 2001 and 2000 as follows:

			Diluted Loss
	Pretax (Credits)	Net-of-Tax	(Earnings)
	Charges	Amount	Per Share

	(amounts in millions, except per share data)
2001

Gain from contract termination agreement	$(1.2)	$(0.6)	$(0.02)

Restructuring change in estimates	0.3	0.1	0.00

Total impairment, disposition, restructuring and other credits	$(0.9)	$(0.5)	$(0.02)

2000

Restructuring charge	$9.0	$5.2	$0.14

Other changes in estimates	(3.4)	(2.0)	(0.05)

OPM credits	(3.0)	(1.7)	(0.05)

Total impairment, disposition, restructuring, OPM and other charges	$2.6	$1.5	$0.04

Gain from Contract Termination Agreement. During the first quarter of 2001, we recognized other credits of $1 million for a gain from a contract termination agreement.

Restructuring Change in Estimates. During the first quarter of 2001, we recognized a credit for a change in the January 2000 restructuring estimate of $0.1 million, offset by a charge for a change in the December 2000 restructuring estimate of $0.4 million. The change in estimates related to severance and related employee benefits.

Restructuring Charge.

January 2000. In January 2000, we announced a plan to strengthen our operations and improve our competitive advantage and growth opportunities. In connection with this plan, we recognized restructuring charges of $9 million in the first quarter of 2000. The restructuring charge included severance and related employee benefits for employees whose positions were eliminated by December 31, 2000. The majority of the terminations were in the sales and marketing and human resources departments where the corporate and regional functions were centralized and consolidated. The total number of employees terminated was approximately 270. Of this total, 209 employees have left as of March 31, 2001, and approximately 60 employees, whose positions were eliminated, accepted other positions within the company.

No increases to the January 2000 restructuring charge have been made. A total of $2 million of the restructuring charge was not required due to changes in estimates related to severance and related employee benefits and was released during 2000. We paid approximately $0.7 million to terminated employees during the quarter ended

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2001
(unaudited)

March 31, 2001. The remaining accrual will be relieved throughout 2001 and early 2002, as severance payments are completed. During 2000, we realized net annualized marketing, general and administrative salary savings from the January 2000 restructuring of approximately $11 million as a result of centralization and consolidation of corporate and regional functions.

December 2000. In the fourth quarter of 2000, an additional restructuring charge of $15 million was recognized in connection with our December announcement to further streamline our operations to enhance cost efficiency. Approximately $11 million of the restructuring charge was for severance and related employee benefits for employees whose positions will be eliminated by August 2001. More than half of the reductions were related to sales and marketing positions, primarily for the Medicare+Choice program, resulting from our decision to limit new enrollment for 2001 in approximately 40 percent of our Medicare markets due to rising health care costs and insufficient federal funding. The remaining reductions affected many areas throughout the regions and our corporate headquarters. The other $4 million of the restructuring charge related to lease terminations for excess office space.

The total number of employees terminated was approximately 500, with 400 having left as of March 31, 2001. The elimination of positions began January 2, 2001. During the quarter ended March 31, 2001, we paid approximately $4 million to terminated employees. We expect that $6 million of the remaining accrual will be paid by the end of 2001, and the remainder will be paid in 2002. Cash flows from operations are expected to fund the restructuring charge. During 2001, we expect net annual marketing, general and administrative salary savings from our December 2000 restructuring of approximately $22 million as a result of streamlining our operations.

The following table presents the restructuring activity:

	Pretax	2000	Balance at		Changes in	Balance at
	Charge	Activity	December 31, 2000	Payments	Estimate	March 31, 2001

	(amounts in millions)
January 2000 restructuring:

Severance and separation benefits	$9.0	$(6.7)	$2.3	$(0.7)	$(0.1)	$1.5

December 2000 restructuring:

Severance and separation benefits	11.0	—	11.0	(4.4)	0.4	7.0

Lease cancellations and commitments	4.2	—	4.2	(0.3)	—	3.9

Total December 2000 restructuring	15.2	—	15.2	(4.7)	0.4	10.9

Total restructuring	$24.2	$(6.7)	$17.5	$(5.4)	$0.3	$12.4

Other Changes in Estimates. In the first quarter of 2000, we recognized other credits for changes in estimates of $3 million. We successfully settled certain contingencies related to acquisitions and dispositions in 1997 and 1998 including pending and threatened litigation, as well as indemnifications made to the buyers of sold subsidiaries.

OPM Credits. In the first quarter of 2000, we recognized OPM credits of $3 million as a result of 1996 and 1997 Oklahoma HMO premiums received.

6. Commitments and Contingencies

Physician Instability and Insolvency. Our insolvency reserves include write-offs of certain uncollectable receivables from physicians, and the estimated cost of unpaid health care claims normally covered by our capitation payments. Depending on state law, we may be held liable for unpaid health care claims that were previously the

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2001
(unaudited)

responsibility of the capitated physician and for which we have already paid capitation. These reserves also include estimates for potentially insolvent physicians that we have specifically identified, where conditions indicate claims are not being paid or have slowed considerably. The balance of our insolvency reserves included in medical claims and benefit payable was $31 million at March 31, 2001 and $34 million at December 31, 2000. Based on information currently available, we believe that any liability in excess of amounts accrued would not materially affect our consolidated financial position. However, our evaluation of the likely impact of claims asserted against us could change in the future and an unfavorable outcome, depending on the amount and timing, could have a material effect on our results of operations or cash flows for a future period.

KPC Medical Management. In the second quarter of 2000, we, along with other HMOs loaned approximately $12 million to KPC Medical Management, Inc. (“KPC”), a purchaser of some of the former MedPartners Network practices, and Chaudhuri Medical Corporation, an affiliate of KPC. Our portion of the loan was approximately $3 million. The principal and interest of the loan are guaranteed by Caremark Rx, Inc., formerly MedPartners, Inc.

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

Because we believed that KPC’s financial condition was uncertain, we fully reserved both loans in the quarter each loan was made. KPC is in the process of liquidating its assets through the Chapter 11 bankruptcy protection. We are monitoring KPC’s bankruptcy as well as the financial condition of the KPC real estate entities. KPC has asserted claims against us, but has not yet quantified these claims. As a result, we cannot be certain that our loans are the extent of our exposure. We believe that any ultimate insolvency liability would not materially affect our consolidated financial position. However, our evaluation of the likely impact of claims asserted against us could change in the future and an unfavorable outcome, depending on the amount and timing, could have a material effect on our results of operations or cash flows for a future period.

OPM and Related Litigation.

General. Our HMO subsidiaries have commercial contracts with OPM to provide managed health care services to federal employees, annuitants and their dependents under the Federal Employee Health Benefits Program (“FEHBP”). Rather than negotiating rates with HMOs, OPM requires HMOs to provide the FEHBP with a rating methodology comparable to the rating methodology charged to the two employer groups with enrollment closest in size to the FEHBP in the applicable community after making required adjustments. OPM further requires that every HMO certify each year that its rates meet these requirements.

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
MARCH 31, 2001
(unaudited)

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

OPM Litigation. We have contracts that were audited by the OIG, that we acquired through our merger with FHP in 1997. The OIG is alleging that the former FHP Arizona, California, Colorado, Guam and Ohio HMO subsidiaries as well as former FHP Illinois, New Mexico and Utah HMO subsidiaries that we sold in 1997 and 1998, overcharged the government from 1990 through 1997. Several of these contract years have already been audited, but are yet to be settled. We responded to the audit reports, challenging many of the auditors’ assertions. OIG’s allegations were referred to the DOJ for review of potential claims under the False Claims Act.

The OIG conducted an audit of our Oregon HMO subsidiary. The OIG issued a draft audit report in July 1997, alleging that we overcharged the government for contract years 1991 through 1996. We responded to this draft audit report in April 1998, strongly disagreeing with OIG’s claims. In March 2000, we were notified that the auditors had referred the above-mentioned audit report to the DOJ for review of potential claims under the False Claims Act. When our legal counsel met with the U.S. Attorney in May 2000, the U.S. Attorney stated that a letter would be sent specifying additional information that was needed. On April 9, 2001, we received a letter from the U.S. Attorney that specified additional information that our Oregon subsidiary needs to supply to it. We are currently preparing a response to this letter. The DOJ has until June 1, 2001 to decide whether to file a claim.

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

In connection with the various audit issues and disputes with OPM, we have been advised that a complaint has been filed against us relating to our billings to OPM for various FEHBP plans. We are working with the DOJ to resolve these disputes, and several settlement meetings have taken place. We intend to continue to negotiate with OPM on any existing or future unresolved matters to attain a mutually satisfactorily result. We cannot be certain that any ongoing future negotiations will be concluded satisfactorily, that additional audits will not be referred to the DOJ or that additional, possibly material, liabilities will not be incurred. Such liability could have a material effect on our results of operations or cash flows of a future period if resolved unfavorably.

Class Action Legal Proceedings. On November 21, 2000, Michael Russ filed a purported class action complaint against PacifiCare and several of our present and former directors and executive officers in the Central District of California. This complaint was consolidated with other subsequent complaints into a single proceeding. The complaints relate to the period between October 27, 1999 and October 10, 2000 and primarily allege that we made false projections about our financial performance in 2000. We deny all material allegations and intend to defend the actions vigorously.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2001
(unaudited)

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

In October 2000, the multi-district litigation panel consolidated the Hitsman cases, the Breen case, the California Medical Association case and certain provider cases in the Southern District of Florida. In December 2000, the court granted our motion to compel arbitration of all of the Hitsman claims and all of Dr. Breen’s claims except for his claims for violations of the Racketeer-Influenced and Corrupt Organizations Act and conspiracy and aiding and abetting claims that stem from contractual relationships with other managed care companies. We have appealed the denial of the arbitration of these claims. Our motion to dismiss the Breen claims was granted, however, the plaintiff was given the permission to amend. An amended complaint was filed on March 27, 2001. We deny all material allegations and intend to defend the actions vigorously.

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

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2001
(unaudited)

Other Litigation. We are involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages which are not covered by insurance. Based on current information and review, including consultation with our lawyers, we believe any ultimate liability that may arise from these actions (including all OPM and related litigation, class action legal proceedings and industry litigation) would not materially affect our consolidated financial position, results of operations or cash flows. However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material effect on our results of operations or cash flows of a future period.

Regulatory Oversight. In November 2000, our Texas subsidiary was placed under administrative oversight by the Texas Department of Insurance due to various issues including delegated and non-delegated claims processing timeliness. In April 2001, the Texas Department of Insurance released its administrative oversight of our Texas subsidiary. The release is contingent upon a commitment to provide a detailed corrective action plan and follow-up reporting to the Texas Department of Insurance.

7. Earnings Per Share

We calculated the denominators for the computation of basic and diluted earnings per share as follows:

	Three Months Ended
	March 31,

	2001	2000

	(amounts in thousands)

Shares outstanding at the beginning of the period	33,454	37,252

Weighted average number of shares issued:

Treasury stock acquired, net of shares issued	—	(752)

Stock options exercised	20	5

Denominator for basic earnings per share	33,474	36,505

Employee stock options and other dilutive potential common shares(1)	333	97

Denominator for diluted earnings per share	33,807	36,602

(1)	Certain options to purchase common stock were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock for the periods presented. For the three months ended March 31, 2001, these weighted options outstanding totaled 8.0 million, with exercise prices ranging from $31.34 to $114.00 per share. For the three months ended March 31, 2000, these weighted options outstanding totaled 6.2 million with exercise prices ranging from $48.85 to $114.00 per share.

8. Comprehensive Income

Comprehensive income represents our net income plus changes in equity, other than those changes resulting from investments by, and distributions to our stockholders. Such changes include unrealized gains or losses on our available-for-sale securities. Our comprehensive income totaled $20 million for the three months ended March 31, 2001 and $78 million for the three months ended March 31, 2000.

9. Subsequent Event

On May 3, 2001, the California Supreme Court issued its decision in McCall v. PacifiCare, et al. The Court found that certain claims by Medicare beneficiaries, relating to an alleged improper denial of Medicare covered services, are not subject to the Medicare Act’s administrative review process and may be litigated in state court. We are reviewing the decision with our lawyers and evaluating options regarding further judicial review of this decision. We are currently unable to predict whether this decision will have a material effect on our financial position, results of operations or cash flows of a future period.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview. We sell health maintenance organization (“HMO”) and HMO-related products primarily to members in two groups: the commercial programs for employer-group members and individuals and the Secure Horizons program for Medicare beneficiaries. Our specialty managed care HMOs and HMO-related products and services supplement our commercial and Secure Horizons programs. These include pharmacy benefit management, behavioral health services, life and health insurance and dental and vision services.

Events significant to our business in 2001 include the following:

•	The Benefits Improvement and Protection Act of 2000 (“BIPA”) was passed by Congress in December 2000, effective for 2001. Under the new law, Medicare+Choice will receive increased government funding over the next five years beginning on March 1, 2001. The changes for 2001 include increases to the monthly minimum payment floors, increases in the minimum annual payment update from two percent to three percent and modifications to the risk adjuster. Premiums are subject to periodic risk adjustments, based upon certain health status information relating to each Medicare+Choice enrollee. These adjustments are determined from data that we, and all other Medicare+Choice contracting organizations, are required to submit to the Health Care Financing Administration (“HCFA”).

•	Effective March 1, 2001, we withdrew our commercial HMO product from 24 Texas counties. This exit affected approximately 3,000 members.

2001 Compared With 2000

Membership. Total HMO membership decreased seven percent to 3.7 million members at March 31, 2001 from 4 million members at March 31, 2000. Our total HMO membership excludes employer self-funded members and Preferred Provider Organization (“PPO”) and indemnity members.

	At March 31, 2001			At March 31, 2000

Membership Data	Commercial	Medicare	Total	Commercial	Medicare	Total

HMO Membership:

Arizona	135,500	110,000	245,500	109,100	96,500	205,600

California	1,714,000	544,300	2,258,300	1,815,000	576,100	2,391,100

Colorado	238,400	63,400	301,800	312,300	77,600	389,900

Guam	45,400	—	45,400	52,400	—	52,400

Nevada	36,100	32,100	68,200	31,800	30,400	62,200

Ohio	—	—	—	47,800	6,300	54,100

Oklahoma	93,900	32,100	126,000	83,600	29,800	113,400

Oregon	95,000	29,100	124,100	106,600	33,300	139,900

Texas	247,200	159,900	407,100	328,100	109,300	437,400

Washington	86,200	63,600	149,800	97,700	61,600	159,300

Total HMO membership	2,691,700	1,034,500	3,726,200	2,984,400	1,020,900	4,005,300

Other membership:

Employer self-funded	52,200	—	52,200	50,000	—	50,000

PPO and indemnity	44,400	—	44,400	50,400	—	50,400

Medicare supplement	14,700	—	14,700	1,500	—	1,500

Total other membership	111,300	—	111,300	101,900	—	101,900

Total HMO & other membership	2,803,000	1,034,500	3,837,500	3,086,300	1,020,900	4,107,200

PBM(1):

PBM internal HMO			3,726,200			4,005,300

PBM external			666,600			712,500

Total PBM			4,392,800			4,717,800

Dental:

Dental internal HMO			544,300			807,600

Dental external			350,900			395,200

Total dental			895,200			1,202,800

Behavioral health:

Behavior health internal HMO			2,618,500			2,300,000

Behavioral health external			1,462,400			1,149,300

Total behavioral health			4,080,900			3,449,300

(1)	Pharmacy benefit management.

Commercial HMO membership decreased 10 percent at March 31, 2001 compared to the same period in the prior year due to:

•	Membership decreases as a result of our exit of all HMO operations in Ohio;

•	Membership decreases as a result of 2001 county exits in Colorado and Texas;

•	Membership decreases in Colorado, attributable to premium rate increases that averaged 16 percent in 2001; and

•	Membership decreases in California primarily due to premium renewal increases and provider network disruption.

Medicare membership increased one percent at March 31, 2001 compared to the same period in the prior year due to:

•	Competitor exits in Texas where Secure Horizons will remain; partially offset by

•	Membership decreases as a result of our exit of all HMO operations in Ohio; and

•	Membership decreases as a result of 2000 and 2001 county exits, capacity waivers and voluntary closure notices in Arizona, California, Colorado, Ohio, Oregon, Texas and Washington.

Employer self-funded membership increased four percent at March 31, 2001 compared to the same period in the prior year primarily due to additional California membership, partially offset by membership losses in Colorado and Ohio. PPO and indemnity membership decreased 12 percent at March 31, 2001 compared to the prior year primarily due to membership losses in California, Ohio and Texas.

Commercial Premiums. Commercial premiums include specialty HMOs and indemnity insurance results. Commercial premiums increased four percent or $42 million to $1.2 billion for the three months ended March 31, 2001, from $1.2 billion for the three months ended March 31, 2000 as follows:

Three Months Ended
March 31, 2001

(amounts in millions)

Premium rate increases that averaged 10 percent	$112

The inclusion of one additional month’s premiums from the Harris acquisition	20

Net membership decreases (excluding Ohio), primarily in California, Colorado and Texas	(69)

Premium and membership losses resulting from the disposition of our Ohio HMO	(21)

Increase over prior year	$42

Medicare Premiums. Medicare premiums increased 10 percent or $152 million to $1.7 billion for the three months ended March 31, 2001, from $1.6 billion for the three months ended March 31, 2000 as follows:

Three Months Ended
March 31, 2001

(amounts in millions)

Premium rate increases that averaged six percent	$113

Membership increases, primarily in Texas, offset by membership decreases (excluding Ohio), primarily in California and Colorado	28

The inclusion of one additional month’s premiums from the Harris acquisition	20

Premium and membership losses resulting from the disposition of our Ohio HMO	(9)

Increase over prior year	$152

Other Income. Other income increased 11 percent or $4 million to $38 million for the three months ended March 31, 2001, from $34 million for the three months ended March 31, 2000. The increase was primarily due to increased mail-service revenues of our pharmacy benefit management company, Prescription Solutions. Prescription Solutions generates mail-service revenues, where we, rather than network retail pharmacies, collect the member copayments.

Net Investment Income. Net investment income increased 20 percent or $5 million to $30 million for the three months ended March 31, 2001, from $25 million for the three months ended March 31, 2000. This increase was due to higher overall invested balances and higher realized gains over the previous year’s quarter.

Consolidated Medical Care Ratio. The consolidated medical care ratio (health care services as a percentage of premium revenue) increased for the three months ended March 31, 2001 compared to the same period in the prior year.

	Three Months Ended
	March 31,

	2001	2000

Medical care ratio:

Consolidated	90.2%	85.1%

Commercial	89.5%	82.0%

Medicare	90.7%	87.4%

Commercial health care costs for the three months ended March 31, 2001 were increased by $7 million ($4 million or $0.12 diluted loss per share, net of tax), for changes in estimates related to December 31, 2000 and prior medical claims and benefits payable. This increase was offset by a $13 million ($7 million or $0.21 diluted earnings per share, net of tax) favorable change in prior period estimates, related to December 31, 2000 and prior, within the Medicare product line.

Health care costs for the three months ended March 31, 2000 were reduced by a $9 million provider credit ($5 million or $0.14 diluted earnings per share, net of tax), of which $6 million related to our commercial product line. This reduction was a result of our favorable resolution of prior-period estimates relating to a provider contract. Excluding the effects of these changes in estimates, the medical care ratios were as follows:

	Three Months Ended
	March 31,

	2001	2000

Medical care ratio excluding the provider credit:

Consolidated	90.4%	85.4%

Commercial	88.9%	82.5%

Medicare	91.5%	87.6%

The commercial medical cost trend between March 31, 2000 and 2001 ranged from 12 percent to 14 percent, and the Medicare medical cost trend between March 31, 2000 and 2001 ranged from seven percent to nine percent.

Commercial Medical Care Ratio. The commercial medical care ratio includes the specialty HMOs and indemnity insurance results. The commercial medical care ratio for the three months ended March 31, 2001 increased compared to the same period in the prior year due to:

•	Higher inpatient, physician, outpatient and emergency service utilization under fee-for-service or risk-based contracts; and

•	Higher prescription drug costs; partially offset by

•	Premium rate increases.

Medicare Medical Care Ratio. The Medicare medical care ratio increased for the three months ended March 31, 2001 compared to the same period in the prior year due to:

•	Higher inpatient, outpatient and emergency service utilization under fee-for-service or risk-based contracts; and

•	Higher prescription drug costs; partially offset by

•	Premium rate increases including BIPA, effective March 1, 2001.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased two percent or $7 million to $293 million for the three months ended March 31, 2001, from $300 million for the three months ended March 31, 2000. For the three months ended March 31, 2001, marketing, general and administrative expenses as a percentage of operating revenue (excluding net investment income) decreased compared to the same period in the prior year primarily due to higher operating revenue in 2001.

	Three Months Ended
	March 31,

	2001	2000

Marketing, general and administrative expenses as a percentage of operating revenue	9.8%	10.7%

Impairment, Disposition, Restructuring, Office of Personnel Management (“OPM”) and Other (Credits) Charges. We recognized net pretax credits of $0.9 million ($0.5 million or $0.02 diluted earnings per share, net of tax) during the first quarter. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

Operating Income. Operating income decreased 70 percent or $103 million to $45 million for the three months ended March 31, 2001, from $148 million for the three months ended March 31, 2000. Operating income as a percentage of operating revenue was 1.5 percent for the three months ended March 31, 2001 and was 5.2 percent for the three months ended March 31, 2000. Factors contributing to the changes are discussed above.

Interest Expense. Interest expense of $20 million for the three months ended March 31, 2001 was comparable to the same period in the prior year.

Provision for Income Taxes. Provision for income taxes decreased 78 percent or $42 million to $12 million for the three months ended March 31, 2001, from $54 million for the three months ended March 31, 2000. The effective income tax rate was 47.5 percent for the three months ended March 31, 2001 compared with 41.8 percent for the three months ended March 31, 2000. Because of lower 2001 earnings, the non-deductible goodwill amortization expense is a higher percentage of pretax income, increasing our 2001 effective income tax rate.

Liquidity and Capital Resources

Operating Cash Flows. Our consolidated cash, equivalents and marketable securities increased $46 million or two percent to $2.2 billion at March 31, 2001, from $2.1 billion at December 31, 2000. The combined increase in cash, equivalents and marketable securities was primarily related to the reinvestment of our current year earnings and the 2000 income tax refund received in 2001.

Cash flows from operations, excluding the impact of deferred revenue, were $69 million at March 31, 2001 and $113 million at March 31, 2000. The decrease is primarily related to changes in assets and liabilities as discussed below in “Other Balance Sheet Explanations.”

Investing Activities. For the three months ended March 31, 2001, our investing activities used $105 million in cash compared to $18 million provided during the three months ended March 31, 2000. The purchase of marketable securities resulted in $104 million of the $123 million net decrease over the prior year. Purchases of marketable securities were made to obtain longer duration securities with higher yields during a period of falling interest rates. This compared to a net $20 million of securities sold in the first quarter of 2000 to provide cash to fund the Harris acquisition and share repurchases.

Financing Activities. For the three months ended March 31, 2001, we used $9 million of cash for financing activities compared to $97 million used for the same period in the prior year. The changes were as follows:

•	We repurchased 2.1 million shares of our common stock in 2000 for $94 million under our stock repurchase program. No shares were repurchased during the same period in 2001;

•	We paid $9 million to minority stockholders for all outstanding stock of our consolidated minority subsidiary; and

•	Net payments of $3 million on long-term debt, including net facility payments of $5 million, during 2000. No significant payments were made as of March 31, 2001.

Other Balance Sheet Change Explanations

Receivables, Net. Receivables, net increased $2 million from December 31, 2000 as follows:

•	$11 million increase in provider receivables as a result of capitation advances paid to certain providers, which will be recovered through subsequent capitation withhold adjustments; partially offset by

•	$8 million decrease in premium receivables, primarily related to a reduction in membership, partially offset by premium rate increases; and

•	$1 million decrease in other receivables.

Goodwill and Intangible Assets, Net. Goodwill and intangible assets decreased $20 million from 2000 due to goodwill and intangible amortization expense.

Medical Claims and Benefits Payable. Medical claims and benefits payable increased $5 million from December 31, 2000 as follows:

•	$18 million increase in capitation liabilities primarily due to premium increases from open enrollment and membership retroactivity; partially offset by

•	$10 million decrease in claims incurred but not yet reported due to increased commercial claims processing efforts during the first quarter of 2001, which decreased claims inventory; and

•	$3 million net decrease in other provider liabilities.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities increased $19 million from December 31, 2000 primarily due to the timing of the current year income tax payments.

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

Revenue-Related Risk Factors. The following are risks relating to our revenues:

Medicare Participation. We have reduced our participation in the Medicare program, which accounted for approximately 60 percent of our total premiums between January 1, 1998 and March 31, 2001, and may continue to reduce our participation in or withdraw entirely from that program. Generally, since the Balanced Budget Act of 1997 went into effect, annual premium increases for Medicare+Choice members have not kept up with increases in the costs of health care. In some of our operating regions, premium rate increases that are lower than the rate of increase in our health care service expenses for our Medicare+Choice members could adversely affect our results of operations. In addition, since 1997, HCFA has established new and expanded requirements for Medicare+Choice organizations and new or expanded standards for quality assurance, beneficiary protection, coordinated open enrollment, program payment and audits, information disclosure and physician and hospital participation, which have and will continue to increase our Medicare administration costs. Such regional gaps between Medicare+Choice premiums and our health care service expenses and increased Medicare administration costs contributed to our decision to cease offering our Medicare+Choice program in 15 counties, effective January 1, 2001 and to freeze enrollment in that program in 42 counties, beginning December 10, 2000. We currently offer our Medicare+Choice program in 101 counties, and may continue to reduce our participation in the Medicare program if federal funding for that program does not increase. If we continue to reduce our participation in the Medicare program or withdraw entirely from that program, our revenue will decline substantially, unless we replace lost revenue from the Medicare program with revenue from other sources, like our Medicare supplement product offerings or internal growth. Without a replacement for any lost revenue from the Medicare program, our results of operations could be adversely affected, for example by increasing our administrative costs as a percentage of our revenue.

Fixed Premiums. Of our commercial business, more than 50 percent of our membership renews on January 1 of each year, with premiums that are generally fixed for a one-year period. In addition, each of our subsidiaries that offers Medicare+Choice plans must submit adjusted community rate ("ACR") proposals, generally by county or service area, to HCFA by July 1 for each such plan that will be offered in a subsequent year. As a result, increases in the costs of health care services in excess of the estimated future health care costs reflected in the premiums or the ACR proposals generally cannot be recovered in the applicable contract year through higher premiums. Many factors, including medical and prescription drug costs that rise faster than premium increases, increases in utilization and costs of medical and hospital services and regulatory changes, could cause actual health care costs to exceed what was estimated and reflected in premiums. To the extent that such excesses occur, our results of operations will be adversely affected.

Underwriting. We use our underwriting systems to establish and assess premium rates based upon accumulated actuarial data, with adjustments for factors such as claims experience. We are enhancing our underwriting capabilities so that we may be able to better price our commercial products, particularly in light of the continuing trend away from capitated contracts to risk-based and fee-for-service contracts, and make market exit decisions for our Medicare markets. The development and implementation of these capabilities will take time and the investment of substantial resources, including the hiring of additional personnel with the requisite experience and skills. If we are not able to develop and implement these capabilities in a timely and cost effective manner, our results of operations and cash flows may be materially and adversely affected.

Membership and Premium Risk Factors. A loss of profitable membership or a change in premium expectations could negatively affect our financial position, results of operations or cash flows. Factors that could contribute to the loss of membership or lower premiums include:

•	The inability of our marketing and sales plans to attract new customers or retain existing customers;

•	The effect of premium increases, benefit changes and member-paid supplemental premiums and copayments on the retention of existing members and the enrollment of new members;

•	Our exit from selected service areas;

•	Our limits on enrollment of new Secure Horizons members in selected markets, through a combination of capacity waivers and voluntary notices;

•	Reductions in work force by existing customers and/or buy-downs in benefits by existing customers;

•	Negative publicity and news coverage or threats of litigation;

•	Our failure to successfully complete and/or integrate acquisitions; and

•	The loss of key sales and marketing employees.

Health Care Cost-Related Risk Factors. Our profitability depends, in part, on our ability to control health care costs while providing quality care. Our primary focus is securing cost-effective physician, hospital and other health care contracts to maintain a qualified network in each geographic area we serve.

We have increased the capitation rates we pay some of our physicians and hospitals to improve network stability and to reflect the increased costs incurred by our capitated physicians and hospitals. We have reduced benefits, increased copayments and instituted or increased member-paid supplemental premiums in some markets for our Secure Horizons members. The various changes we made to premium rates, benefits, copayments and member-paid supplemental premiums did not offset our increased health care costs for 2000 for two primary reasons. During 2000 more of our hospital providers shifted to per-diem, fee-for-service or risk-based contracts than we anticipated when we designed our 2000 programs. Hospital utilization by our members and cost of claims under risk-based hospital arrangements also significantly exceeded our expectations. The trend away from capitation contracts to risk-based and fee-for-service contracts continued during the three months ended March 31, 2001. To the extent that we have entered into and may continue to increasingly enter into risk-based contracts and fee-for-service contracts with physicians and hospitals, our ability to control our health care costs and profitability will increasingly depend on our ability to accurately predict member utilization of health care services and claims costs, and may be less than our ability to control health care costs under capitation contracts. We expect that the changes to our benefits programs and increased premiums for our Secure Horizons members in 2001 will not offset our rising health care costs in some markets.

As a result of these trends, the following are risks relating to our health care costs:

•	Utilization. Under fee-for-service and risk-based contracts, we risk incurring higher than expected health care costs due to increased utilization of hospital and physician services. To reduce the risk of higher than medically warranted utilization, we are focusing on developing medical management programs to manage health care costs and investing in the development of systems to monitor and manage the utilization of health care services, while maintaining quality of care. These medical management programs and systems for monitoring and managing medical utilization are unproven and may not improve our ability to manage our health care costs to the extent that we expect. Our consolidated medical care ratio could continue to increase if our programs for controlling utilization are not successful.

•	Insolvency. Under capitated contracts, we face the risk of a physician group or a physician association becoming insolvent. Depending on state law, we may be held liable for unpaid health care claims that were previously the responsibility of the capitated physician and for which we have already paid capitation. To reduce this insolvency risk, we have developed contingency plans that include shifting members to other physicians and reviewing operational and financial plans to monitor and maximize financial and network stability. Some of our physicians require more frequent monitoring. Additionally, we collect security reserves from capitated physicians to further mitigate insolvency risk. We may incur additional health care costs in the event of physician instability where we are unable to reach an agreement that is mutually beneficial. These costs may be incurred when we need to contract with other physicians at less than cost-effective rates to continue providing health care to our members. We also maintain insolvency reserves that include estimates for potentially insolvent physicians, where conditions indicate claims are not being paid or have slowed considerably. We believe that our March, 31, 2001 insolvency reserves, intended to pay for March, 31, 2001 and prior health care services that may not be paid by insolvent or unstable physicians, are adequate. To the extent that we do not accurately estimate the timing, amount or outcome of claims asserted against us based on physician groups or physician associations with whom we have capitation contracts becoming insolvent, our results of operations or cash flows could be materially and adversely affected.

•	Retroactive Adjustments. Some of the fee-for-service and risk-based arrangements may be signed following the effective date of the contract and may provide for retroactive adjustments to the beginning of the contract year. The retroactive adjustment feature can result in a material change in our estimate of health care costs. To mitigate this risk, we have instituted policies and procedures intended to prevent future retroactive contract adjustments.

•	Health Care Providers. In any particular market, health care providers could refuse to contract, demand higher payments, or take other actions that could result in higher health care costs or difficulty meeting regulatory or accreditation requirements. In some markets, some health care providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions. If health care providers refuse to contract with us, use their market position to negotiate favorable contracts, or place us at a competitive disadvantage, those activities could adversely affect our ability to market products or to be profitable in those markets. In addition, payment or other disputes between us and health care providers and among health care providers may result in a disruption in the provision of services to our members or a reduction in the services available.

•	Incurred But Not Reported or Paid. We estimate the amount of our reserves for incurred but not reported or paid ("IBNR") claims, primarily using standard actuarial methodologies based upon historical data. These standard actuarial methodologies include, among other factors, the average interval between the date services are rendered and the date claims are received and paid, denied claims activity, expected health care cost inflation, seasonality patterns and changes in membership. The estimates for submitted claims and IBNR are made on an accrual basis and adjusted in future periods as required. Such estimates could understate our actual liability for claims and benefits payable. Any adjustments to such estimates could adversely affect our results of operations in future periods.

•	ACR Filings. In addition to the regular ACR proposals submitted in June 2000, we were required to re-submit ACR proposals in January 2001 in accordance with BIPA. In our ACR resubmission, BIPA required that we use increased funding to do one or more of the following: to reduce member premiums or cost sharing; to enhance benefits; to contribute to a benefits stabilization fund; or to stabilize or enhance beneficiary access to physicians and hospitals (so long as such action does not result in increased beneficiary premiums, cost-sharing, or reduced benefits). Our January 2001 ACR submission has been filed in accordance with BIPA and accompanying ACR instructions, and has been accepted by HCFA.

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

•	Claims Processing. Due to the continuing trend away from capitated contracts to risk-based and fee-for-service contracts, we have increased exposure to financial and regulatory risk for the accurate and timely processing of claims since we typically process claims under our risk-based contracts but often do not under our capitated contracts. From November 2000 until April 20, 2001, our Texas subsidiary was placed under administrative oversight by the Texas Department of Insurance due to various issues including untimely claims processing. Our release from administrative oversight is contingent upon a commitment to provide a detailed corrective action plan and follow-up reporting to the Texas Department of Insurance. In addition, the California Department of Managed Health Care issued a censure against us for late payment of claims to physicians and hospitals. In March 2001, we reached a settlement with the California Department of Managed Health Care, whereby related interest and penalties will not exceed $2 million. The late payments were caused by a large increase in claims volume associated with the rapid shift from capitation contracts to risk-based and fee-for-service contracts. If our claims processing system is unable to handle the increased claims volume resulting from the continuing trend away from capitated contracts to risk-based and fee-for-service contracts, we may continue to be subject to regulatory censure and penalties, which could have a material adverse effect on our operations and results of operations. In addition, if our claims processing system is unable to handle such increased claims volume, the data we use for our IBNR estimates could be incomplete and our ability to estimate claims liabilities and establish adequate reserves could be adversely affected.

•	Pharmacy. Our prescription drug costs have been rising for the past few years. The increases are due to the introduction of new drugs costing significantly more than existing drugs, direct consumer advertising by the pharmaceutical industry creating consumer demand for particular brand drugs, patients seeking medications to address lifestyle changes, higher prescribed doses of medications and enhanced pharmacy benefits for members such as reduced copayments and higher benefit maximums. Our efforts to mitigate these trends and ensure appropriate utilization include formulary management, physician education, successful pharmaceutical contracting and increased utilization of our in-house mail-service pharmacy operated by Prescription Solutions.

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

•	Management Information Systems. Our computer-based management information systems are an important part of our efforts to control health care and administrative expenses and improve member and physician and hospital satisfaction. We use these systems to support our internal financial and management accounting and reporting functions as well as for other purposes. These purposes include underwriting, billing, claims processing, medical management, medical cost and utilization trending, member, employer group and physician and hospital service functions, and tracking and analysis of outcome data. The failure of our management information systems to operate could have a material adverse effect on our results of operations or cash flows by temporarily preventing us from performing some or all of those functions or by increasing our administrative costs.

Marketing, General and Administrative Costs-Related Risk Factors. The following are risks relating to our marketing, general and administrative costs:

Management, General and Administrative Expense Increases. Despite our efforts to control and reduce our marketing, general and administrative expenses, these expenses could increase as a result of a number of factors, which could adversely impact our profitability. These factors include:

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

In addition, our marketing, general and administrative expenses as a percentage of our revenue could increase due to changes in our product mix between Medicare and commercial products and could be adversely affected if we exit Medicare+Choice markets without replacing our revenue from those markets with revenue from other sources, like our Medicare supplement product offerings.

Health Insurance Portability and Accountability Act of 1996. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), includes administrative simplification provisions directed at standardizing transactions and codes and seeking protections for confidentiality and security of patient data. We expect to modify all of our information systems and business processes to comply with HIPAA regulations regarding standardizing transactions and codes. We also expect to incur expense developing systems and refining processes and contracts to comply with HIPAA. We estimate that our HIPAA compliance costs will approximate $20 million in 2001. Our estimate of HIPAA compliance costs may change as current HIPAA rules evolve and additional rules are released or as we continue to evaluate the work required to meet HIPAA requirements and mandated compliance timeframes. To the extent that our estimated HIPAA compliance costs are less than our actual HIPAA compliance costs, amounts we had budgeted for other purposes will need to be used for HIPAA compliance which may adversely affect our ability to execute some portion of our business strategy.

Additional Risks. The following are additional risks relating to our industry and business:

Industry-Related Litigation. Consumers, physicians and hospitals are currently attacking practices of the HMO industry through a number of separate lawsuits against us, including purported class action lawsuits, and against other national HMOs. These lawsuits, including those filed to date against us, may take years to resolve and, depending upon the outcomes of these cases, may cause or force changes in practices of the HMO industry. These cases also may cause additional regulation of the industry through new federal or state laws. These actions ultimately could adversely affect the HMO industry and could have a material effect on our financial position, results of operations or cash flows and prospects.

OPM Litigation. As part of its periodic audit program, OPM has referred and may continue to refer its findings to the United States Department of Justice ("DOJ") if OPM believes that we may have knowingly overcharged the government or otherwise submitted false documentation or certifications in violation of the False Claims Act. Under the False Claims Act, an action can be considered knowingly committed if the government contractor acted with actual knowledge, or with reckless disregard or deliberate ignorance of the government’s rules and regulations. If the government were to win a False Claims Act lawsuit against us, the government could obtain treble damages, a civil penalty of not less than $5,000 nor more than $10,000 for each separate alleged false claim, and the government could permanently disqualify us from participating in all federal government programs. We cannot be certain that additional audits will not be referred to the DOJ, or that additional, possibly material, liability will not be incurred. Such liability could have a material adverse effect on results of operations or cash flows.

Ordinary Course Legal Proceedings. From time to time, we are involved in legal proceedings that involve claims for coverage encountered in the ordinary course of business. We, like HMOs and health insurers generally, exclude some health care services from coverage under our HMO and other plans. We are, in the ordinary course of business, subject to the claims of our members arising out of decisions to restrict treatment or reimbursement for certain services. The trend away from capitation contracts to shared-risk contracts may result in more claims of this nature as we increase our medical management capabilities and take a more active oversight role in the treatment process. The loss of even one such claim, if it results in a significant punitive damage award, could have a material adverse effect on our business. In addition, our exposure to potential liability under punitive damage theories may significantly decrease our ability to settle these claims on reasonable terms.

Medicare. HCFA, the United States Department of Health and Human Services ("USDHHS") and state regulatory agencies regulate the benefits provided, premiums paid, quality assurance procedures, marketing and advertising for our Medicare+Choice products. HCFA or the Medicare+Choice plan may terminate our Medicare+Choice contracts or elect not to renew those contracts when those contracts come up for renewal every 12 months. The loss of Medicare contracts or changes in the regulatory requirements governing the Medicare+Choice program or the program itself could have a material adverse effect on our financial position, results of operations or cash flows.

HCFA requires that our HMO subsidiaries submit separate ACR proposals by July 1 for every Medicare+Choice plan they offer to Medicare beneficiaries in the subsequent year. HCFA has contracted with the Office of Inspector General of the USDHHS to conduct more comprehensive audits on one-third of all ACR filings as mandated by law. We have been notified by HCFA that audits of several of our 2000 and 2001 ACR proposals will be conducted. We cannot be certain that any ongoing and future audits will be concluded satisfactorily. We may incur additional, possibly material, liability as a result of these audits. The incurrence of such liability could have a material adverse effect on results of operations or cash flows.

Competition. We operate in highly competitive markets. Consolidation of acute care hospitals and continuing consolidation of insurance carriers, other HMOs, employer self-funded programs and PPOs, some of which have substantially larger enrollments or greater financial resources than ours, have created competition for physicians, hospitals and members, impacting profitability and the ability to influence medical management. In addition, pharmacy benefit management companies have continued to consolidate, competing with the pharmacy cost management capability of our wholly owned subsidiary, Prescription Solutions. If we are unable to compete effectively in any of our markets for any reason, our business could be adversely affected.

Legislation and Regulation. Recent changes in state and federal legislation have increased and will continue to increase the costs of regulatory compliance, and proposed changes in the law may negatively impact our financial and operating results. These changes may increase our health care costs, decrease our membership or otherwise adversely affect our revenues and our profitability. Regulation and enforcement is increasing both at the state and federal level. Increased regulations, mandated benefits and more oversight, audits and investigations may increase our administrative, litigation and health care costs. The following recent or proposed legislation, regulation or initiatives could materially affect our financial position:

•	New and proposed legislation that would hold HMOs liable for medical malpractice (including proposed federal legislation that would remove or limit the federal preemption set forth in Employee Retirement Income Security Act of 1974 (“ERISA”) that precludes most individuals from suing their employer-based health plans for causes of action based upon state law). To date, Arizona, California, Oklahoma, Texas and Washington have enacted legislation that may increase the likelihood of lawsuits against HMOs for malpractice liability;

•	Existing and proposed legislation that would limit our ability to manage care and utilization such as “any willing provider” and “direct access” laws;

•	New state and proposed federal laws mandating benefits including those that mandate equal coverage for mental health benefits, commonly called mental health parity;

•	Federal regulations that place additional restrictions and administrative requirements on the use, electronic retention, transmission and disclosure of personally identifiable health information (see Health Insurance Portability and Accountability Act of 1996);

•	Legislation proposals to provide payment and administrative relief for the Medicare+Choice program and regulate drug pricing by the state and federal government could include provisions that impact Secure Horizons;

•	Proposed legislation and regulation could also include adverse actions of governmental payors, including reduced Medicare premiums; discontinuance of, or limitations on, governmentally funded programs; recovery by governmental payors of previously paid amounts; the inability to increase premiums or prospective or retroactive reductions to premium rates for federal employees; and adverse regulatory actions;

•	New and increased initiatives at the DOJ, the Office of Inspector General of the United States Department of Health and Human Services, the Office of Inspector General of the United States Office of Personnel Management and the various enforcement divisions of the state regulatory agencies governing health care programs. These initiatives pursue both civil and criminal investigations against physicians, hospitals, payors, and pharmaceutical companies for misconduct relating to potential health care fraud and abuse, false claims, ERISA violations, violations of the Medicare program, overbilling of government programs, incorrect reporting of data, and improper denial or mismanagement of care;

•	Existing state legislation and regulation that may increase the financial capital requirements of physicians and hospitals who contract with HMOs to accept financial risk for health services. Proposed state legislation, regulation, or litigation that would otherwise limit our ability to capitate physicians and hospitals or delegate financial risk, utilization review, quality assurance or other medical decisions to our contracting physicians and hospitals; and

•	Existing state legislation and regulation that may require increases in minimum capital, reserves, and other financial liability requirements. In addition, proposed state legislation that may limit the admissibility of certain assets.

California Energy Crisis. As a result of various factors, including the deregulation of parts of the California energy market, some locations in California have experienced sporadic periods of electricity outages. This condition is expected to continue into the future and may worsen during periods of peak energy consumption in summer months. While our Data Center has full emergency power back-up, that allows for normal operations during periods of sporadic power outages, our other facilities located in California have limited emergency power generators. Therefore, a prolonged interruption in power supplied to our facilities could affect our ability to conduct our normal operations, including the processing of claims, and could have a material adverse effect on our results of operations, cash flows or financial condition.

Risk-Based Capital Requirements. The National Association of Insurance Commissioners has proposed that states adopt risk-based capital standards that, if implemented, would require increased minimum capitalization limits for health care coverage provided by HMOs and other risk-bearing health care entities. Risk-based capital requirements currently apply for Arizona, Colorado, Indiana, Nevada, Oregon, Texas and Washington. We do not expect California to adopt risk-based capital in 2001, nor do we expect this legislation to have a material impact on our consolidated financial position.

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

Possible Charges. We may announce in the future dispositions of assets or product exits as we continue to evaluate whether our subsidiaries or products fit within our business strategy. We may also record long-lived asset impairment charges if one or more of our subsidiaries with operating losses generates less operating cash flows than we currently expect. In addition, as we refocus and retool our work force to shift from a capitated to a risk-based business model, we expect some positions to change or be eliminated, which could result in future restructuring charges. We cannot be certain that dispositions, impairments or restructuring activities will not result in additional pretax charges. We believe that any disposition, impairment or restructuring charges would not materially affect our current consolidated financial position. However, disposition, impairment or restructuring charges could have a material adverse effect on our results of operations or cash flows.

In February 2000, the Financial Accounting Standards Board issued a revised exposure draft that addresses accounting for business combinations and associated goodwill. If the exposure draft is adopted as proposed on July 1, 2001, the test for measuring goodwill impairment will become much more stringent than current practice. Because of the magnitude of our $2.2 billion net goodwill and intangibles balance at March 31, 2001, it is likely that impairment charges, if any, will have a material adverse effect on our results of operations.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The principal objective of our asset/liability management activities is to maximize net investment income, while managing levels of interest rate risk and facilitating our funding needs. Our net investment income and interest expense are subject to the risk of interest rate fluctuations. To mitigate the impact of fluctuations in interest rates, we may use derivative financial instruments, primarily interest rate swaps. During 2001 and 2000, we did not have any derivative financial instruments.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings

See Note 6 of the Notes to Condensed Consolidated Financial Statements.

Item 2:	Changes In Securities

None.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Submission of Matters to a Vote of Security Holders

None.

Item 5:	Other Information

On December 18, 2000, we announced the appointment of Michael A. Kaufman, M.D. to Senior Vice President and Chief Medical Officer.

On January 3, 2001, we announced the appointment of Donald E. Costa to Regional Vice President and Chief Executive Officer for the Northwest Region.

Mitchell J. Goodstein, Senior Vice President of Health Care Economics, resigned effective January 21, 2001.

On January 25, 2001, we announced the appointment of John F. Fritz to Senior Vice President and Chief Actuary.

On February 2, 2001, we announced the appointment of Edward C. Cymerys to Senior Vice President of Pricing and Underwriting.

On February 20, 2001, we announced the appointment of Susan L. Berkel to Senior Vice President of Finance and Corporate Controller.

On February 20, 2001, we announced the appointment of Arthur B. Laffer, Ph.D., and Sanford M. Litvack to the Board of Directors.

On May 7, 2001, we announced the appointment of Ferial O. Bahremand to Senior Vice President of Provider Network Development and Management.

Item 6: Exhibits and Reports on Form 8-K

      (a) Exhibit Index

Exhibit
Number	Description

15	Letter re: Unaudited Interim Financial Information

20	Independent Accountants’ Review Report

99.1	Second Amended and Restated PacifiCare Health Systems Inc. Stock Unit Deferred Compensation Plan

99.2	Consulting Agreement, dated as of January 1, 2001, between the Registrant and David A. Reed

99.3	Form of Registrants Senior Executive Employment Agreement

99.4	Form of Registrants First Amendment to Senior Executive Employment Agreement

      (b) Reports on Form 8-K:

On January 25, 2001, we filed a Form 8-K in connection with the appointment of Gregory W. Scott as Executive Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICARE HEALTH SYSTEMS, INC. (Registrant)

Date: May 15, 2001	By: /s/ HOWARD G. PHANSTIEL

Howard G. Phanstiel President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2001	By: /s/ GREGORY W. SCOTT

Gregory W. Scott Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

15	Letter re: Unaudited Interim Financial Information

20	Independent Accountants’ Review Report

99.1	Second Amended and Restated PacifiCare Health Systems Inc. Stock Unit Deferred Compensation Plan

99.2	Consulting Agreement, dated as of January 1, 2001, between the Registrant and David A. Reed

99.3	Form of Registrants Senior Executive Employment Agreement

99.4	Form of Registrants First Amendment to Senior Executive Employment Agreement