Form 10-Q
period 2001-06-30
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 2001-08-07
CIK 1027974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

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

Yes [X]      No [   ]

       There were approximately 33,778,000 shares of common stock outstanding on July 31, 2001.

PACIFICARE HEALTH SYSTEMS, INC.

FORM 10-Q
INDEX

i

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share data)

	June 30,	December 31,
	2001	2000

	(unaudited)
ASSETS

Current assets:

Cash and equivalents	$959,280	$1,251,635

Marketable securities	1,044,886	864,013

Receivables, net	398,075	410,694

Prepaid expenses and other current assets	37,831	42,852

Deferred income taxes	143,396	139,712

Total current assets	2,583,468	2,708,906

Property, plant and equipment at cost, net	230,541	225,551

Marketable securities-restricted	117,527	94,402

Goodwill and intangible assets, net	2,221,192	2,261,637

Other assets	34,640	32,940

	$5,187,368	$5,323,436

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Medical claims and benefits payable	$1,125,000	$1,270,800

Accounts payable and accrued liabilities	456,012	446,081

Unearned premium revenue	603,136	598,215

Long-term debt due within one year	705,112	161

Total current liabilities	2,889,260	2,315,257

Long-term debt due after one year	101,326	836,556

Deferred income taxes	149,102	145,633

Other liabilities	18,801	20,746

Minority interest	—	1,684

Stockholders’ equity:

Common stock, $0.01 par value; 200,000 shares authorized; issued 47,281 shares in 2001 and 46,986 shares in 2000	473	470

Unearned compensation	(2,826)	—

Additional paid-in capital	1,611,430	1,613,944

Accumulated other comprehensive loss	(736)	(2,975)

Retained earnings	1,117,609	1,089,192

Treasury stock, at cost; 13,532 shares in 2001 and 2000	(697,071)	(697,071)

Total stockholders’ equity	2,028,879	2,003,560

	$5,187,368	$5,323,436

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	Three Months Ended
	June 30,

	2001	2000

Revenue:

Commercial premiums	$1,198,286	$1,228,285

Medicare premiums	1,703,704	1,590,647

Other income	39,054	35,251

Net investment income	32,682	24,404

Total operating revenue	2,973,726	2,878,587

Expenses:

Health care services:

Commercial services	1,069,074	1,018,701

Medicare services	1,538,904	1,400,399

Total health care services	2,607,978	2,419,100

Marketing, general and administrative expenses	294,088	296,790

Amortization of goodwill and intangible assets	20,693	20,927

Impairment, disposition, restructuring and other (credits) charges	(295)	2,765

Operating income	51,262	139,005

Interest expense	(17,834)	(20,250)

Minority interest in consolidated subsidiary	—	131

Income before income taxes	33,428	118,886

Provision for income taxes	18,159	49,694

Net income	$15,269	$69,192

Basic earnings per share	$0.46	$1.97

Diluted earnings per share	$0.45	$1.96

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	Six Months Ended
	June 30,

	2001	2000

Revenue:

Commercial premiums	$2,428,438	$2,415,986

Medicare premiums	3,436,139	3,171,432

Other income	77,120	69,428

Net investment income	62,728	49,512

Total operating revenue	6,004,425	5,706,358

Expenses:

Health care services:

Commercial services	2,169,749	1,992,982

Medicare services	3,110,842	2,782,658

Total health care services	5,280,591	4,775,640

Marketing, general and administrative expenses	587,007	596,508

Amortization of goodwill and intangible assets	41,610	41,383

Impairment, disposition, restructuring and other (credits) charges	(1,223)	8,365

Office of Personnel Management credits	—	(2,964)

Operating income	96,440	287,426

Interest expense	(37,969)	(40,432)

Minority interest in consolidated subsidiary	—	131

Income before income taxes	58,471	247,125

Provision for income taxes	30,054	103,298

Net income	$28,417	$143,827

Basic earnings per share	$0.85	$4.01

Diluted earnings per share	$0.84	$4.00

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)

	Six Months Ended
	June 30,

	2001	2000

Operating activities:

Net income	$28,417	$143,827

Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:

Amortization of goodwill and intangible assets	41,610	41,383

Depreciation and amortization	30,810	22,069

Provision for doubtful accounts	4,104	2,731

Unearned compensation amortization	1,959	—

Deferred income taxes	(1,541)	(883)

Impairment, disposition, restructuring and other (credits) charges	(1,223)	8,365

Loss on disposal of property, plant and equipment	1,206	1,859

Tax benefit associated with exercise of stock options	21	1,479

Office of Personnel Management credits	—	(2,964)

Minority interest in consolidated subsidiary	—	(131)

Changes in assets and liabilities, net of effects from acquisitions:

Receivables, net	8,515	(87,868)

Prepaid expenses and other assets	3,321	(3,937)

Medical claims and benefits payable	(145,800)	103,162

Accounts payable and accrued liabilities	8,323	6,081

Unearned premium revenue	4,921	11,266

Net cash flows (used in) provided by operating activities	(15,357)	246,439

Investing activities:

(Purchase) sale of marketable securities, net	(177,308)	67,585

Purchase of property, plant and equipment	(37,113)	(36,305)

Purchase of marketable securities-restricted	(23,125)	(5,038)

Net cash (paid for) acquired from acquisitions	(500)	7,230

Proceeds from the sale of property, plant and equipment	107	1,442

Net cash flows (used in) provided by investing activities	(237,939)	34,914

Financing activities:

Principal payments on long-term debt	(30,279)	(365,190)

Purchase of minority interest in consolidated subsidiary	(8,821)	—

Proceeds from issuance of common stock and treasury stock	41	2,036

Proceeds from borrowings of long-term debt	—	261,936

Common stock repurchases	—	(116,910)

Cash received from minority stockholders	—	8,108

Net cash flows used in financing activities	(39,059)	(210,020)

Net (decrease) increase in cash and equivalents	(292,355)	71,333

Beginning cash and equivalents	1,251,635	849,064

Ending cash and equivalents	$959,280	$920,397

See accompanying notes.
Table continued on next page.

PACIFICARE HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
(amounts in thousands)

	Six Months Ended
	June 30,

	2001	2000

Supplemental cash flow information:

Cash (received) paid during the year for:

Income taxes, net of refunds	$(17,686)	$71,410

Interest	$46,046	$36,531

Supplemental schedule of noncash investing and financing activities:

Stock-based compensation	$(221)	$8,931

Details of accumulated other comprehensive income (loss):

Change in marketable securities	$3,565	$3,625

Less change in deferred income taxes	(1,326)	(1,282)

Change in stockholders’ equity	$2,239	$2,343

Details of businesses acquired in purchase transactions:

Fair value of assets acquired	$1,165	$260,299

Less liabilities assumed or created	(665)	(133,738)

Cash paid for fair value of assets acquired	500	126,561

Less cash acquired from acquisitions	—	(133,791)

Net cash paid for (acquired from) acquisitions	$500	$(7,230)

See accompanying notes

Table continued from previous page.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
(unaudited)

1. Basis of Presentation

PacifiCare Health Systems, Inc. is one of the nation’s largest health care services companies in the Medicare and commercial lines of business. Following the rules and regulations of the Securities and Exchange Commission (“SEC”), we have omitted footnote disclosures that would substantially duplicate the disclosures contained in the annual audited financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and the notes included in our December 31, 2000 Annual Report on Form 10-K, filed with the SEC in March 2001.

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

2000 Dispositions. In June 2000, we announced our intention to exit our Ohio HMO operations. This plan affected approximately 35,000 commercial members and 3,500 Medicare members located in Ohio and Kentucky who were enrolled in our plans during 2000. The exit was completed in January 2001. We entered into an agreement with Anthem Blue Cross and Blue Shield to assist in transitioning Ohio’s commercial membership. Medicare members were provided a choice of another Medicare+Choice HMO or traditional fee-for-service Medicare. In connection with the disposition, we recognized pretax charges of approximately $4 million ($2 million or $0.07 diluted loss per share, net of tax). See Note 5, “Impairment, Disposition, Restructuring, Office of Personnel Management (“OPM”) and Other (Credits) Charges.”

3. Debt

As of July 1, 2001, we have a right to borrow up to $800 million under our unsecured revolving senior credit facility. At June 30, 2001, we had an outstanding balance of $705 million, leaving us $95 million available for additional borrowing. The credit facility matures on January 1, 2002. For a discussion of our credit facility and refinancing strategies, refer to Forward Looking Information Under the Private Securities Litigation Act of 1995, “Liquidity and Capital Resources.”

Interest under the credit facility is variable and is presently based on the London Interbank Offered Rate (“LIBOR”) plus a spread. Based on the outstanding balance at June 30, 2001, the average overall rate, excluding the facility fee, was 5.9 percent. The terms of the credit facility contain various covenants, usual for financings of this type, including a minimum net worth requirement, a minimum fixed charge coverage requirement, leverage ratios and limits on the amount of stock we may repurchase. At June 30, 2001, we were in compliance with all such covenants.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2001
(unaudited)

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

Restricted Stock Awards. In the first quarter of 2001, as part of an employee recognition and retention program, we granted 84,000 shares of our restricted common stock to certain employees in exchange for the cancellation of outstanding stock options to acquire approximately 1.5 million shares of our common stock with exercise prices per share of $53.00 or more. An additional 90,000 shares of restricted common stock were granted to those who did not participate in the option exchange. Restrictions on the 84,000 shares will expire on December 10, 2001 for holders who remain employees of PacifiCare on the vesting date. Restrictions on the 90,000 shares will expire and are amortized as earned over the vesting period, not exceeding four years. All shares of restricted stock were issued from our 1996 Officer and Key Employee Stock Option Plan, as amended. For employees, the amount of unearned compensation recorded is based on the market value of the shares on the date of issuance and is included as a separate component of stockholders’ equity. For non-employees, the amount of unearned compensation is based on the market value of the shares at each reporting period until the shares are vested. Unearned compensation totaled $3 million as of June 30, 2001. Related expenses (charged to marketing, general and administrative expenses) were $0.9 million for the three months ended June 30, 2001 and $1 million for the six months ended June 30, 2001. No restricted shares were forfeited during the period.

Treasury Stock. In October 1999, our board of directors approved a stock repurchase program that allowed us to repurchase up to 12 million shares of our outstanding common stock, including any shares purchased from UniHealth Foundation, a non-profit public benefit corporation and one of our largest stockholders (see “UniHealth Foundation Stock Purchase Agreement” below). We have suspended the repurchase of our shares on the open market.

As of June 30, 2001, we held approximately 14 million treasury shares totaling $697 million. These shares were purchased pursuant to the October 1999 program discussed above and prior repurchase programs. We have reissued, and will continue to reissue these shares for our employee benefit plans or for other corporate purposes.

UniHealth Foundation Stock Purchase Agreement. In May 1999, we entered into a stock purchase agreement with UniHealth Foundation to repurchase up to 5.9 million shares of our common stock held by UniHealth Foundation. During 2000, we purchased 1.5 million shares for a total of $57 million under this agreement. On February 9, 2001, we announced an agreement with UniHealth Foundation, whereby UniHealth Foundation agreed to waive its right to sell 909,500 shares of our common stock back to us. In exchange for this waiver, we agreed not to exercise our right of first refusal to acquire up to 1 million shares of our common stock. On March 8, 2001, we announced an additional agreement with UniHealth Foundation, that allowed UniHealth Foundation to sell its remaining 3.5 million shares of our common stock on the open market through June 15, 2001, subject to our insider trading policy. In June 2001, we terminated our stock purchase agreement and agreed to extend the shelf registration of UniHealth until June 2002. As of June 30, 2001, none of the remaining shares were sold on the open market.

5. Impairment, Disposition, Restructuring, Office of Personnel Management (“OPM”) and Other (Credits) Charges

We recognized net pretax (credits) charges for the six months ended June 30, 2001 and 2000 as follows:

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2001
(unaudited)

				Diluted Loss
	Quarter	Pretax Charges	Net-of-Tax	(Earnings)
	Recognized	(Credits)	Amount	Per Share

	(amounts in millions, except per share data)
2001

Gain from contract termination agreement	First	$(1.2)	$(0.6)	$(0.02)

Restructuring change in estimate	First	0.3	0.1	—

Total impairment, disposition, restructuring and other credits	Total First	(0.9)	(0.5)	(0.02)

Restructuring change in estimate	Second	(0.3)	(0.1)	—

Total impairment, disposition, restructuring and other credits	Total Second	(0.3)	(0.1)	—

		$(1.2)	$(0.6)	$(0.02)

2000

Restructuring charge	First	$9.0	$5.2	$0.14

Other changes in estimates	First	(3.4)	(2.0)	(0.05)

OPM credits	First	(3.0)	(1.7)	(0.05)

Total impairment, disposition, restructuring, OPM and other charges	Total First	2.6	1.5	0.04

Loss on disposition of Ohio HMO	Second	3.8	2.2	0.06

Restructuring change in estimate	Second	(1.0)	(0.6)	(0.01)

Total impairment, disposition, restructuring and other charges	Total Second	2.8	1.6	0.05

		$5.4	$3.1	$0.09

Gain from Contract Termination Agreement. During the first quarter of 2001, we recognized other credits of $1 million for a gain from a contract termination agreement.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2001
(unaudited)

Restructuring Charge.

January 2000. In January 2000, we announced a plan to strengthen our operations and improve our competitive advantage and growth opportunities. In connection with this plan, we recognized a restructuring charge of $9 million in the first quarter of 2000. This restructuring charge included severance and related employee benefits for employees whose positions were eliminated by December 31, 2000. The majority of the terminations were in the sales and marketing and human resources departments where the corporate and regional functions were centralized and consolidated. The total number of employees terminated was approximately 270. Of this total, 210 employees have left as of June 30, 2001, and approximately 60 employees, whose positions were eliminated, accepted other positions within the company.

No increases to the January 2000 restructuring charge have been made. A total of $2 million of the restructuring charge was not required due to changes in estimates related to severance and related employee benefits and was released during 2000. During 2001, we recognized additional credits for changes in estimates and released $0.1 million in the first quarter and $0.1 million in the second quarter. We made severance payments totaling approximately $0.4 million to terminated employees during the quarter ended June 30, 2001. The remaining accrual will be relieved throughout 2001 and early 2002, as severance payments are completed. During 2000, we realized net annualized marketing, general and administrative salary savings from the January 2000 restructuring of approximately $11 million as a result of centralization and consolidation of corporate and regional functions.

December 2000. In the fourth quarter of 2000, an additional restructuring charge of $15 million was recognized in connection with our December announcement to further streamline our operations to enhance cost efficiency. Approximately $11 million of this restructuring charge was for severance and related employee benefits for employees whose positions will be eliminated by August 2001. More than half of the reductions were related to sales and marketing positions, primarily for the Medicare+Choice program, resulting from our decision to limit new enrollment for 2001 in approximately 40 percent of our Medicare markets due to rising health care costs and insufficient federal funding. The remaining reductions affected many areas throughout the regions and our corporate headquarters. The other $4 million of the December 2000 restructuring charge related to lease terminations for excess office space.

The total number of employees terminated was approximately 500. Of this total, 417 employees have left as of June 30, 2001, and approximately 63 employees, whose positions were eliminated, accepted other positions within the company. The elimination of positions began January 2, 2001. During 2001, we recognized a net charge of $0.2 million for changes in the restructuring estimate relating to severance and related employee benefits. The $0.4 million charge in the first quarter was partially offset by a $0.2 million credit in the second quarter. During the quarter ended June 30, 2001, we paid approximately $2 million to terminated employees. We expect that $3 million of the remaining accrual will be paid by the end of 2001, and the remainder will be paid in 2002. Cash flows from operations are expected to fund the restructuring charge. During 2001, we expect net annual marketing, general and administrative salary savings from our December 2000 restructuring of approximately $21 million as a result of streamlining our operations. We expect to reinvest these savings in medical management and other infrastructure supporting our shift to risk-based business.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2001
(unaudited)

The following table presents the restructuring activity:

	Pretax	2000	Balance at		Changes in	Balance at
	Charge	Activity	December 31, 2000	Payments	Estimate	June 30, 2001

	(amounts in millions)
January 2000 restructuring:

Severance and separation benefits	$9.0	$(6.7)	$2.3	$(1.1)	$(0.2)	$1.0

December 2000 restructuring:

Severance and separation benefits	11.0	—	11.0	(6.7)	0.2	4.5

Lease cancellations and commitments	4.2	—	4.2	(0.7)	—	3.5

Total December 2000 restructuring	15.2	—	15.2	(7.4)	0.2	8.0

Total restructuring	$24.2	$(6.7)	$17.5	$(8.5)	$—	$9.0

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

Loss on Disposition of Ohio HMO. In the second quarter of 2000, we recognized disposition charges of $4 million to exit our Ohio HMO operations. The charge included severance and legal costs. In the third quarter, we recognized additional disposition charges of $0.5 million as a result of changes in estimated legal costs. See Note 2, “Acquisitions and Dispositions.”

6. Commitments and Contingencies

Provider Instability and Insolvency. Our insolvency reserves include write-offs of certain uncollectable receivables from providers, and the estimated cost of unpaid health care claims normally covered by our capitation payments. Depending on state law, we may be held liable for unpaid health care claims that were previously the responsibility of the capitated provider and for which we have already paid capitation. These reserves also include estimates for potentially insolvent providers that we have specifically identified, where conditions indicate claims are not being paid or have slowed considerably. To reduce insolvency risk, we have developed contingency plans that include shifting members to other providers and reviewing operational and financial plans to monitor and maximize financial and network stability. The balance of our insolvency reserves included in medical claims and benefit payable was $32 million at June 30, 2001 and $34 million at December 31, 2000.

As capitation contracts are renewed for providers we have also taken steps, where feasible, to have security reserves established for insolvency issues. Security reserves represent segregated funds, as stipulated in the contract, that are held in the provider’s name in a third party financial institution that are for the use of claims payments in the event of insolvency of the provider.

Based on information currently available, we believe that any liability in excess of amounts accrued as insolvency reserves or amounts held as security reserves would not materially affect our consolidated financial position. However, our evaluation of the likely impact of claims asserted against us could change in the future and an unfavorable outcome, depending on the amount and timing, could have a material effect on our results of operations or cash flows for a future period.

Texas Physician Groups. In July 2001, two Texas physician groups that we have under capitated contracts covering about 100,000 members filed for Chapter 11 protection under the Federal bankruptcy code. While security reserves have been established to mitigate provider insolvency risk, our ability to access those reserves is, or may be, subject to challenge by the groups or other third parties at interest. A potential change in the contract status of these groups or new arrangements with other physicians to maintain care for our members may result in an increase in health care costs. See Forward Looking Information Under Private Securities Litigation Act of 1995, “Health Care Cost-Related Risk Factors.” Under Texas law, we are not liable for paying individual provider claims that are the financial responsibility of the capitated physician group to whom we have already paid capitation. However, we cannot be certain that we will avoid all liability for claims not paid by the capitated groups.

Based on information currently available, we believe that any liability in excess of amounts accrued as insolvency reserves or amounts held as security reserves would not materially affect our consolidated financial position. However, our evaluation of the likely impact of claims asserted against us could change in the future and an unfavorable outcome, depending on the amount and timing, could have a material effect on our results of operations or cash flows for a future period.

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
JUNE 30, 2001
(unaudited)

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

OPM and Related Litigation.

General. We have commercial contracts with the Office of Personnel Management (“OPM”) to provide managed health care services to federal employees, annuitants and their dependents under the Federal Employee Health Benefits Program (“FEHBP”). Rather than negotiating rates with us, OPM requires us to provide the FEHBP with rates comparable to the rates charged to the two employer groups with enrollment closest in size to the FEHBP in the applicable community after making required adjustments. OPM further requires us to certify each year that its rates meet these requirements.

Periodically, OPM’s Office of Inspector General (“OIG”) audits us to verify that the premiums charged are calculated and charged in compliance with these regulations and guidelines. OPM has the right to audit the premiums charged during any period for up to six years following that period. Following the government’s initial on-site audit, OPM will provide us with a post-audit briefing indicating its preliminary results. Interpretations of the rating regulations and audit findings often raise complex issues. The final resolution and settlement of audits have historically taken more than three years and as many as seven years.

During the audit process, OPM may refer its findings to the United States Department of Justice (“DOJ”) if it believes that we knowingly overcharged the government or otherwise submitted false documentation or certifications in violation of the False Claims Act. Under the False Claims Act, an action can be considered knowingly committed if the government contractor acted with actual knowledge, or with reckless disregard or deliberate ignorance of the government’s rules and regulations. If the government were to win a False Claims Act lawsuit against us, the government could obtain the amounts overcharged and a trebling of these damages, plus interest and substantial civil penalties, and the government could also permanently disqualify us from participating in all federal government programs. We have a number of pending audits that we are seeking to resolve with the DOJ.

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

OPM Litigation. We have contracts that were audited by the OIG that we acquired through our merger with FHP in 1997. The OIG and others allege that the former FHP Arizona, California, Colorado, Guam and Ohio HMO subsidiaries as well as former FHP Illinois, New Mexico and Utah HMO subsidiaries that we sold in 1997 and 1998, substantially overcharged the government from 1990 through 1997. Several of these contract years have already been audited, but are yet to be settled. We responded to the audit reports, challenging many of the auditors’ assertions. The allegations were referred to the DOJ for review of potential claims under the False Claims Act.

The OIG conducted an audit of our Oregon HMO subsidiary. The OIG issued a draft audit report in July 1997, alleging that we substantially overcharged the government for contract years 1991 through 1996. We responded to this draft audit report in April 1998, strongly disagreeing with OIG’s claims. In March 2000, we were notified that

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2001
(unaudited)

the auditors had referred the above-mentioned audit report to the DOJ for review of potential claims under the False Claims Act. When our legal counsel met with the U.S. Attorney in May 2000, the U.S. Attorney stated that a letter would be sent specifying additional information that was needed. On April 9, 2001, we received a letter from the U.S. Attorney that specified the additional information that our Oregon subsidiary needs to supply. We are currently preparing a response. The DOJ has until September 1, 2001 to decide whether to file a claim.

The OIG conducted an audit of our California HMO subsidiary. The OIG issued a draft audit report in January 1998, alleging that we substantially overcharged the government for contract years 1993 through 1996. We responded to this draft audit report in May 1998, strongly disagreeing with OIG’s claims. In January 2001, we were notified that the auditors had referred the above-mentioned audit report to the DOJ for review of potential claims under the False Claims Act.

As indicated above, OPM has referred and may continue to refer its findings to the DOJ if OPM believes that we may have knowingly overcharged the government or otherwise submitted false documentation or certifications in violation of the False Claims Act. Under the False Claims Act, an action can be considered knowingly committed if the government contractor acted with actual knowledge, or with reckless disregard or deliberate ignorance of the government’s rules and regulations. If the government were to win a False Claims Act lawsuit against us with regard to any of the above matters, the government could obtain amounts overcharged and a trebling of these damages, plus interest and substantial civil penalties, and the government could also permanently disqualify us from participating in all federal government programs.

We intend to continue to negotiate with OPM and the DOJ on any existing or future unresolved matters to attain a mutually satisfactory result. We cannot be certain that any ongoing future negotiations will be concluded satisfactorily, that additional audits will not be referred to the DOJ or that additional, possibly material, liabilities will not be incurred. Based on information currently available, we believe that any liability in excess of amounts accrued would not materially affect our consolidated financial position. However, such liability could have a material effect on our results of operations or cash flows of a future period if resolved unfavorably.

Class Action Legal Proceedings. On November 21, 2000, Michael Russ filed a purported class action complaint against us and several of our present and former directors and executive officers in the Central District of California. This complaint was consolidated with other subsequent complaints into a single proceeding. The complaints relate to the period between October 27, 1999 and October 10, 2000 and primarily allege that we made false projections about our financial performance in 2000. The complaints seek an unspecified amount of damages plus attorneys’ fees. On June 22, 2001, the Company filed a motion to dismiss the consolidated complaint. We deny all material allegations and intend to defend the actions vigorously.

On November 2, 1999, Jose Cruz filed a purported class action complaint against us, our California subsidiary, and FHP in the San Francisco Superior Court. On November 9, 1999, Cruz filed a first amended purported class action complaint that omitted FHP as a defendant. The amended complaint relates to the period from November 2, 1995 to the present and purports to be filed on behalf of all enrollees in our health care plans operating in California other than Medicare and Medicaid enrollees. The amended complaint alleges that we have engaged in unfair business acts in violation of California law, engaged in false, deceptive and misleading advertising in violation of California law and violated the California Consumer Legal Remedies Act. It also alleges that we have received unjust payments as a result of our conduct. The amended complaint seeks injunctive and declaratory relief, an order requiring the defendants to inform and warn all California consumers regarding our financial compensation programs, unspecified monetary damages for restitution of premiums and disgorgement of improper profits, attorneys’ fees and interest. We moved to compel arbitration and the Superior Court denied our motion. We have filed an appeal from this denial. We deny all material allegations in the amended complaint and intend to defend the action vigorously.

On November 22, 1999, Debbie Hitsman filed a purported class action complaint against us in the United States District Court for the Southern District of Mississippi, Hattiesburg Division. The complaint relates to the period from November 22, 1995 to the present and purports to be on behalf of all enrollees in our health care plans other than Medicare and Medicaid enrollees. The complaint alleges causes of action for violations of the Racketeer

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2001
(unaudited)

Influenced and Corrupt Organizations Act, or RICO, and the Employee Retirement Income Security Act of 1974, or ERISA. The complaint seeks an unspecified amount of compensatory and treble damages, injunctive and restitutionary relief, attorneys’ fees, the imposition of a constructive trust and interest. On June 23, 2000, Hitsman filed and served an additional complaint as a purported part of a multi-district litigation proceeding known as In re Managed Care Litigation coordinated for pretrial proceedings in the United States District Court for the Southern District of Miami. Subsequently, Dr. Dennis Breen, Dr. Leonard Klay, Dr. Jeffrey Book and a number of other health care providers, along with several medical associations, including the California Medical Association, joined the In re Managed Care proceeding. These health care providers sued a number of managed care companies, including us, alleging that the companies’ claims processing systems automatically and impermissibly alter codes included on providers’ reimbursement/claims forms to reduce the amount of reimbursement, and that the companies impose unfair contracting terms on providers, impermissibly delay making capitated payments under their capitated contracts, and negotiate capitation payments that are inadequate to cover the costs of health care services provided.

In December 2000, the District Court granted our motion to compel arbitration of all of the Hitsman claims against us. The District Court also granted our motion to compel arbitration of all of Dr. Breen’s claims against us, except for his claims for violations of the RICO Act, and for his conspiracy and aiding and abetting claims that stem from contractual relationships with other managed care companies. We filed an appeal from the District Court’s partial denial of our Breen motion to compel arbitration. In April 2001, the District Court granted our motion to compel arbitration of all of Dr. Book’s claims except for his RICO claims and his conspiracy and aiding and abetting claims, but it denied our motion to compel arbitration by several other doctors because the District Court concluded that they were only pursuing conspiracy and aiding and abetting claims against us. We filed an appeal from the District Court’s partial denial of these motions to compel arbitration.

In March 2001, the District Court granted our motion to dismiss the Breen lawsuit, but gave the plaintiff permission to file an amended complaint. Such a complaint was filed at the end of March 2001, and we have filed a motion to dismiss this new complaint. In mid June 2001, the District Court granted our motion to dismiss the Hitsman lawsuit, but gave Hitsman permission to file an amended complaint. Instead of filing an amended complaint, Hitsman agreed to a dismissal of her case with prejudice. On July 24, 2001, the District Court entered an order dismissing the Hitsman case against us with prejudice. We deny all material allegations and intend to defend the actions vigorously.

In December 1997, William Madruga and others filed a purported class action suit against us and several of our directors and officers in the United States District Court for the Central District of California. The complaint alleges claims on behalf of purchasers of our common stock from February 14, 1997 through our November 24, 1997 announcement that earnings for the fourth quarter of 1997 would be lower than expected. The complaint primarily alleges that we previously omitted and/or misrepresented material facts with respect to our acquisition of FHP and our financial position. In November 1999, May 2000 and again in January 2001, the court dismissed the Madruga case in part without permission to amend and in part with permission to amend the complaint. The plaintiffs filed a fourth amended complaint in March 2001. We have filed a motion to dismiss this complaint, which is scheduled for hearing in September 2001. We deny all material allegations and intend to defend the actions vigorously.

Industry Litigation. In 2000, Aetna U.S. Healthcare, Inc. and affiliated entities settled claims brought by the Attorney General of Texas by consenting to modify some of its business practices in Texas. The Attorney General of Texas has filed similar claims against our Texas HMO and has proposed to settle the lawsuit on the same terms as the Aetna settlement. The business practices in question relate primarily to our Texas HMO’s commercial operations. Resolution of a proposed settlement is still pending. We are unable to predict whether we will ultimately reach a settlement with the Attorney General on these or other terms or the impact that the ultimate settlement could have on our operations. These changes ultimately could adversely affect the HMO industry and could have a material effect on our financial position, results of operations or cash flows of a future period.

Other Litigation. We are involved in legal actions in the normal course of business, including claims from our members arising out of decisions to deny or restrict reimbursement for services and claims that seek monetary

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2001
(unaudited)

damages, including claims for punitive damages which are not covered by insurance. As we increase our medical management capabilities and take a more active oversight role in the treatment process due to the shift away from capitated contracts to risk-based contracts, more claims relating to the denial or restriction of services may arise. In addition, we may be subject to more claims of this nature from our Medicare+Choice members that will be litigated in state court, rather than under the Medicare Act’s administrative review process, based on a recent California Supreme Court decision. Based on current information and review, including consultation with our lawyers, we believe any ultimate liability that may arise from these actions, including all OPM litigation, class action legal proceedings and industry litigation, would not materially affect our consolidated financial position, results of operations or cash flows. However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material effect on our results of operations or cash flows of a future period. For example, the loss of even one claim resulting in a significant punitive damage award could have a material adverse effect on our business. Moreover, our exposure to potential liability under punitive damage theories may decrease significantly our ability to settle these claims on reasonable terms.

7. Earnings Per Share

We calculated the denominators for the computation of basic and diluted earnings per share as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(amounts in thousands)
Shares outstanding at the beginning of the period (excluding 174,000 of restricted common stock for the three months ended June 30, 2001)	33,480	35,180	33,454	37,252

Weighted average number of shares issued (acquired):

Treasury stock acquired, net of shares issued	—	(64)	—	(1,466)

Stock options exercised	63	33	55	41

Denominator for basic earnings per share	33,543	35,149	33,509	35,827

Employee stock options and other dilutive potential common shares (1)	295	156	315	112

Denominator for diluted earnings per share	33,838	35,305	33,824	35,939

(1)	Certain options to purchase common stock were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock for the periods presented. For the three months ended June 30, 2001 and 2000, these weighted options outstanding totaled 6.0 million and 6.9 million, respectively (with exercise prices ranging from $24.31 to $114.00 per share). For the six months ended June 30, 2001 and 2000, these weighted options outstanding totaled 7.0 million and 7.1 million, respectively (with exercise prices ranging from $25.50 to $114.00 per share).

8. Comprehensive Income

Comprehensive income represents our net income plus changes in equity, other than those changes resulting from investments by, and distributions to our stockholders. Such changes include unrealized gains or losses on our available-for-sale securities. Comprehensive income totaled $11 million for the three months ended June 30, 2001 and $31 million for the six months ended June 30, 2001. Our comprehensive income totaled $69 million for the three months ended June 30, 2000 and $146 million for the six months ended June 30, 2000.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2001
(unaudited)

9. Future Application of Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statement 142, Goodwill and Other Intangible Assets. Effective January 1, 2002, the test for measuring goodwill impairment will become much more stringent than current practice, and could result in our taking impairment charges that, although non-cash, will likely have a material adverse effect on our results of operations. Additionally, amortization of goodwill will no longer be required and the new impairment-only approach would apply.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview. We sell managed care and other health insurance products to employer groups and Medicare beneficiaries in eight Western states and Guam. We also offer a variety of specialty products and services that employers can purchase to supplement our basic commercial plans, or as stand-alone products. These specialty products include pharmacy benefit management, behavioral health services, life and health insurance and dental and vision services.

Events significant to our business in 2001 have included the following:

•	We are in the process of exploring refinancing alternatives, including the extension and restructuring of our existing credit facility. For further discussion of our credit facility and refinancing strategies, refer to Forward Looking Information under the Private Securities Litigation Act of 1995, “Liquidity and Capital Resources.”

•	Effective May 1, 2001, we withdrew our commercial health maintenance organization ("HMO") and point-of-service (“POS”) products from 15 Colorado counties. This plan affected approximately 25,000 commercial HMO and POS members. We retained our commercial HMO products in other Colorado counties where the vast majority of our members reside. Qualified employers may apply for our preferred provider organization (“PPO”), which is not affected by this service area change.

•	Effective March 1, 2001, we withdrew our commercial HMO product from 24 Texas counties. This exit affected approximately 3,000 members.

Revenue

Commercial and Medicare Premiums. We receive per-member per-month payments on behalf of each member enrolled in our commercial HMOs and our behavioral health services, life and health insurance and dental and vision services plans. Generally, our Medicare+Choice contracts entitle us to per-member per-month payments from the Centers for Medicare and Medicaid Services (“CMS”), which until recently was known as the Health Care Financing Administration or HCFA, on behalf of each enrolled Medicare beneficiary. We report prepaid health care premiums received from our commercial plans’ enrolled groups, CMS, and our Medicare plans’ members as revenue in the month that members are entitled to receive health care. We record premiums received in advance as unearned premium revenue.

Premiums for our commercial products and Medicare+Choice products are generally fixed in advance of the periods covered. Of our commercial business, more than 50 percent of our membership renews on January 1 of each year, with premiums that are generally fixed for a one-year period. In addition, each of our subsidiaries that offers Medicare+Choice products must submit adjusted community rate proposals, generally by county or service area, to CMS by July 1 for each such product that will be offered in a subsequent year. As a result, increases in the costs of health care service in excess of the estimated future health care costs reflected in the premiums or the adjusted community rate proposals generally cannot be recovered in the applicable contract year through higher premiums or benefit designs.

Generally, since the Balanced Budget Act of 1997 went into effect, annual premium increases for Medicare+Choice members have not kept pace with increases in the costs of health care. Such shortfalls in Medicare+Choice premiums compared to our health care service expenses in some of our operating areas contributed to our decision to cease offering our Medicare+Choice products in 15 counties effective January 1, 2001, which reduced our Medicare+Choice membership by approximately 26,000 members, and to freeze enrollment in that program in 42 counties beginning December 10, 2000. We currently offer our Medicare+Choice program in 101 counties. While we typically file adjusted community rate proposals with CMS by July 1 for each Medicare+Choice product that we intend to offer in a subsequent year, CMS has given us and other Medicare+Choice providers until September 17, 2001, to file adjusted community rate proposals for each of our 2002 Medicare+Choice plans, providing us more time to estimate health care costs for 2002.

The Benefits Improvement and Protection Act of 2000 (“BIPA”), was passed by Congress in December 2000, effective for 2001. Under the new law, Medicare+Choice will receive increased government funding over the next five years beginning in March 2001. We expect our Medicare+Choice premiums to increase by approximately $179 million in 2001 because of the effect of BIPA, which amount could change if there are significant changes in our Medicare+Choice membership. We expect to use nearly all of this $179 million to stabilize our Medicare+Choice health care provider networks, and to use the remainder to enhance our Medicare+Choice members’ benefits.

Other Income. Other income consists of revenue we receive from administrative services we offer through our specialty products and services companies. For example, our PacifiCare Life and Health Insurance company, is paid a fee per claim processed rather than a premium, for the services that it provides. Prescription Solutions generates mail-service revenue where we, rather than network retail pharmacies, collect the member copayments. We provide similar administrative services to employer groups that want to be self-insured for behavioral health services and dental and vision services.

Net Investment Income. Net investment income consists of interest income, gross realized gains and gross realized losses experienced based on the level of cash invested over each period. As we have increased the number of our contracts that are risk-based rather than capitated contracts, our investable cash has increased and net investment income has become a more important component of our business. Under risk-based contracts, cash disbursements to health care providers for services provided to members are made after the related claim has been submitted and adjudicated. Under capitated contracts, health care providers are prepaid on a fixed-fee per-member per-month basis, regardless of the services provided to members.

Expenses

Commercial and Medicare Health Care Services. Health care service expenses for our commercial plans and our Medicare plans primarily comprise payments to physicians, hospitals and other health care providers under capitated or risk-based contracts for services provided to our members. Health care service expenses also include expenses for health care provided and administrative services performed under our specialty products and services companies.

The cost of health care provided is accrued in the month services are provided to members, based in part on estimates for hospital services and other health care costs that have been incurred but not yet reported. We develop these estimates using actuarial methods based upon historical data for payment patterns, cost trends, product mix, seasonality, utilization of health care services and other relevant factors. The cost of prescription drugs covered under our commercial and Medicare plans is expensed when the prescription drugs are dispensed. Our commercial and Medicare plans also provide incentives, through a variety of programs, for health care providers that participate in those plans to control health care costs while providing quality health care. Expenses related to these programs, which are based in part on estimates, are recorded in the period in which the related services are provided.

Historically, we have primarily arranged health care services for our members by contracting with health care providers on a capitated basis. Under our capitated contracts, we pay health care providers on a fixed-fee per-member per-month basis, regardless of the services provided to each member. We have increased the capitation rates that we pay some of our health care providers to attempt to improve our health care provider network’s stability. Under our risk-based contracts, we generally bear or partially share the risk of health care service expenses with health care providers, meaning that if member utilization of health care services exceeds agreed-on amounts, we bear or partially share the excess expenses with the applicable health care provider. During 2000, health care providers increasingly demanded risk-based contracts.

The trend away from capitated contracts to risk-based and fee-for-service agreements continues, especially for hospital services. The percentages of membership by contract type at June 30, 2001 and 2000 and December 31, 2000 and 1999 were as follows:

	Hospital		Physician		Hospital		Physician

	At June 30,				At December 31,

	2001	2000	2001	2000	2000	1999	2000	1999

Commercial

Capitated	51%	62%	83%	87%	57%	77%	84%	93%

Risk-based/fee-for-service	49%	38%	17%	13%	43%	23%	16%	7%

Medicare

Capitated	60%	62%	84%	89%	65%	79%	87%	96%

Risk-based/fee-for-service	40%	38%	16%	11%	35%	21%	13%	4%

Total

Capitated	53%	62%	83%	88%	59%	78%	85%	94%

Risk-based/fee-for-service	47%	38%	17%	12%	41%	22%	15%	6%

We have experienced a significant increase in our health care service expenses as we have increasingly covered our membership through risk-based contracts. Our profitability suffered beginning with the third quarter of 2000 because we did not fully anticipate the extent to which health care providers would shift to risk-based contracts. The shift toward risk-based contracts exposed us to increased health care costs that we did not fully anticipate in our pricing and underwriting decisions when we designed and priced our products for 2000 and 2001.

Three and Six Months Ended June 30, 2001 Compared to Three and Six Months Ended June 30, 2000

Membership. Total HMO and other commercial membership decreased nine percent to approximately 3.7 million members at June 30, 2001 from approximately 4.1 million members at June 30, 2000. Our total HMO membership excludes employer self-funded members, PPO and indemnity members and Medicare supplement members.

	As of June 30, 2001			As of June 30, 2000

	Commercial	Medicare	Total	Commercial	Medicare	Total

HMO Membership Data:

Arizona	136,500	109,700	246,200	110,500	98,300	208,800

California	1,679,000	519,500	2,198,500	1,818,000	567,200	2,385,200

Colorado	217,800	61,600	279,400	300,600	77,400	378,000

Guam	43,000	—	43,000	52,400	—	52,400

Nevada	34,600	32,100	66,700	32,800	31,300	64,100

Ohio	—	—	—	46,400	5,700	52,100

Oklahoma	89,000	32,100	121,100	83,300	30,300	113,600

Oregon	93,600	28,400	122,000	106,800	32,700	139,500

Texas	222,300	156,700	379,000	324,500	110,900	435,400

Washington	81,600	62,000	143,600	100,300	61,400	161,700

Total HMO membership	2,597,400	1,002,100	3,599,500	2,975,600	1,015,200	3,990,800

Other Commercial Membership Data:

Employer self-funded	48,000	—	48,000	48,000	—	48,000

PPO and indemnity	42,900	—	42,900	43,000	—	43,000

Medicare supplement	6,000	—	6,000	—	—	—

Total other commercial membership	96,900	—	96,900	91,000	—	91,000

Total HMO & other commercial membership	2,694,300	1,002,100	3,696,400	3,066,600	1,015,200	4,081,800

	As of June 30, 2001			As of June 30, 2000

	PacifiCare HMO	Unaffiliated	Total	PacifiCare HMO	Unaffiliated	Total

Pharmacy Benefit Management, Dental and Behavioral Health Membership:

Pharmacy benefit management (1)	3,599,500	857,700	4,457,200	3,990,800	711,000	4,701,800

Dental (2)	530,700	342,300	873,000	812,500	389,100	1,201,600

Behavioral health (2)	2,530,600	1,412,100	3,942,700	2,325,900	1,117,100	3,443,000

(1)	Pharmacy benefit management PacifiCare HMO membership represents members that are in our commercial or Medicare HMO. All of these members either have a prescription drug benefit or are able to purchase their prescriptions utilizing our retail network contracts or our mail service.

(2)	Dental and behavioral health PacifiCare HMO membership represents members that are in our commercial HMO that are also enrolled in our dental or behavioral health plan.

Commercial HMO membership decreased approximately 13 percent at June 30, 2001 compared to the same period in the prior year primarily due to a:

•	Decrease of 139,000 members in California primarily due to premium renewal increases and provider network disruption;

•	Decrease of 102,200 members in Texas primarily as a result of 2001 county exits;

•	Decrease of 82,800 members in Colorado, primarily attributable to premium rate increases that averaged 14 percent in 2001 and 2001 county exists; and

•	Decrease of 46,400 members as a result of our exit of all HMO operations in Ohio.

Medicare membership decreased approximately one percent at June 30, 2001 compared to the same period in the prior year primarily due to a:

•	Decrease of 67,800 members primarily as a result of 2000 and 2001 county exits, capacity waivers and voluntary closure notices in California, Colorado and Oregon; and

•	Decrease of 5,700 members as a result of our exit of all HMO operations in Ohio; partially offset by an

•	Increase of 57,200 members in Texas and Arizona primarily due to competitor exits in areas where Secure Horizons will remain.

Employer self-funded, PPO and indemnity and Medicare supplement membership as of June 30, 2001 remained comparable to the same period in the prior year.

Pharmacy benefit management unaffiliated membership as of June 30, 2001 increased approximately 21 percent compared to membership as of June 30, 2000, due to increases in new membership from additional customers of approximately 272,000 members, partially offset by membership losses of approximately 125,000 members, primarily in connection with the loss of three customers.

Dental PacifiCare HMO membership as of June 30, 2001 decreased approximately 35 percent compared to membership as of June 30, 2000, primarily due to membership losses in Arizona, California, Oregon and Washington, partially offset by additional membership in Texas. Dental unaffiliated membership as of June 30, 2001 decreased approximately 12 percent compared to membership as of June 30, 2000, due to membership losses in California.

Behavioral health PacifiCare HMO membership as of June 30, 2001 increased approximately nine percent compared to membership as of June 30, 2000, primarily due to additional membership in California mainly related to the passage of mental health parity legislation. Behavioral health unaffiliated membership as of June 30, 2001 increased approximately 26 percent compared to membership as of June 30, 2000, primarily due to additional membership in Oregon and Washington.

Commercial Premiums. Commercial premiums include specialty HMOs and indemnity insurance results. Commercial premiums decreased two percent or $30 million for the three months and increased one percent or $12 million for the six months ended June 30, 2001 compared to the same periods in the prior year as follows:

	Three Months Ended	Six Months Ended
	June 30, 2001	June 30, 2001

	(amounts in millions)
Net membership decreases (excluding Ohio), primarily in California, Colorado and Texas	$(124)	$(193)

Premium rate increases that averaged approximately 11 percent for the three months and 10 percent for the six months ended June 30, 2001	114	226

Net membership losses resulting from the disposition of our Ohio HMO	(20)	(41)

The inclusion of premiums from the Harris acquisition	—	20

(Decrease) increase over prior year	$(30)	$12

Medicare Premiums. Medicare premiums increased seven percent or $113 million for the three months and eight percent or $265 million for the six months ended June 30, 2001 compared to the same periods in the prior year as follows:

	Three Months Ended	Six Months Ended
	June 30, 2001	June 30, 2001

	(amounts in millions)
Premium rate increases that averaged approximately eight percent for the three months and seven percent for the six months ended June 30, 2001	$134	$248

Net membership decreases (excluding Ohio), primarily in California and Colorado	(13)	—

Net membership losses resulting from the disposition of our Ohio HMO	(8)	(18)

The inclusion of premiums from the Harris acquisition	—	20

Net membership increases, primarily in Texas, offset by decreases (excluding Ohio) primarily in California and Colorado	—	15

Increase over prior year	$113	$265

Other Income. Other income increased 11 percent or $4 million for the three months and 11 percent or $8 million for the six months ended June 30, 2001 compared to the same period in the prior year. The increases were primarily due to increased mail-service revenues of our pharmacy benefit management company, Prescription Solutions. Prescription Solutions generates mail-service revenues, where we, rather than network retail pharmacies, collect the member copayments.

Net Investment Income. Net investment income increased 34 percent or $8 million to $33 million for the three months ended June 30, 2001, from $24 million for the three months ended June 30, 2000. Net investment income increased 27 percent or $13 million to $63 million for the six months ended June 30, 2001, from $50 million for the six months ended June 30, 2000. The increases were due to higher overall invested balances and higher realized gains over the same periods in the prior year. In the second quarter of 2001, we took advantage of the low interest rate environment to earn incremental gains out of our fixed income portfolio to offset the significant impact of our high effective tax rate. Net realized gains totaled $6 million for the three months and $7 million for the six months ended June 30, 2001 compared to net realized losses of $1 million for the three months and six months ended June 30, 2000.

Consolidated Medical Care Ratio. The consolidated medical care ratio (health care services as a percentage of premium revenue) increased for the three and six months ended June 30, 2001 compared to the same periods in the prior year.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Medical care ratio:

Consolidated	89.9%	85.8%	90.0%	85.5%

Commercial	89.2%	82.9%	89.3%	82.5%

Medicare	90.3%	88.0%	90.5%	87.7%

Health care costs for the six months ended June 30, 2000 were reduced by $9 million ($5 million or $0.14 diluted earnings per share, net of tax), of which $6 million related to our commercial product line. These reductions were a result of our favorable first quarter 2001 resolution of prior-period estimates relating to a provider contract. Excluding the effects of these favorable changes in estimates, the medical care ratios were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Medical care ratio excluding the provider credit:

Consolidated	89.9%	85.8%	90.0%	85.6%

Commercial	89.2%	82.9%	89.3%	82.7%

Medicare	90.3%	88.0%	90.5%	87.8%

Commercial Medical Care Ratio. The commercial medical care ratio includes the specialty HMOs and indemnity insurance results. The commercial medical care ratio for the three and six months ended June 30, 2001 increased compared to the same periods in the prior year due to:

•	Higher inpatient, physician, outpatient and emergency service utilization under fee-for-service or risk-based contracts; and

•	Higher prescription drug costs, partially offset by

•	Premium rate increases.

Medicare Medical Care Ratio. The Medicare medical care ratio increased for the three and six months ended June 30, 2001 compared to the same periods in the prior year due to:

•	Higher inpatient, outpatient and emergency service utilization under fee-for-service or risk-based contracts; partially offset by

•	Premium rate increases including BIPA, effective March 1, 2001.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased one percent or $3 million to $294 million for the three months ended June 30, 2001, from $297 million for the three months ended June 30, 2000. Marketing, general and administrative expenses decreased two percent or $10 million to $587 million for the six months ended June 30, 2001, from $597 million for the six months ended June 30, 2000. For the three and six months ended June 30, 2001, marketing, general and administrative expenses as a percentage of operating revenue (excluding net investment income) decreased compared to the same period in the prior year primarily due to higher operating revenue in 2001.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Marketing, general and administrative expenses as a percentage of operating revenue	10.0%	10.4%	9.9%	10.5%

Impairment, Disposition, Restructuring, Office of Personnel Management (“OPM”) and Other (Credits) Charges. We recognized a pretax credit of $0.3 million ($0.1 million, net of tax) for the three months ended June 30, 2001. For the six months ended June 30, 2001, we recognized net pretax credits of $1.2 million ($0.6 million or $0.02 diluted earnings per share, net of tax). See Note 5 of the Notes to Condensed Consolidated Financial Statements.

Operating Income. Operating income decreased 63 percent or $88 million to $51 million for the three months ended June 30, 2001, from $139 million for the three months ended June 30, 2000. Operating income decreased 66 percent or $191 million to $96 million for the six months ended June 30, 2001, from $287 million for the six months ended June 30, 2000. Factors contributing to the changes are discussed above.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Operating income as a percent of operating revenue	1.7%	4.8%	1.6%	5.0%

Interest Expense. Interest expense decreased 12 percent for the three months and six percent for the six months ended June 30, 2001 compared to the same period in the prior year due to:

•	Lower outstanding debt balances due to payments made on our credit facility during 2000 and 2001; and

•	Lower overall interest rates paid on our credit facility, as a result of Federal Reserve rate reductions in 2001.

For discussion of our credit facility and refinancing strategies, refer to Forward Looking Information Under the Private Securities Litigation Act of 1995, “Liquidity and Capital Resources.”

Provision for Income Taxes. The provision for income taxes decreased 63 percent or $32 million to $18 million for the three months ended June 30, 2001, from $50 million for the three months ended June 30, 2000. The provision for income taxes decreased 71 percent or $73 million to $30 million for the six months ended June 30, 2001, from $103 million for the six months ended June 30, 2000. The effective income tax rate was 54.3 percent for the three months and 51.4 percent for the six months ended June 30, 2001 compared with 41.8 percent for the three and six months ended June 30, 2000. Because of lower 2001 earnings, the non-deductible goodwill amortization expense is a higher percentage of pretax income, increasing our 2001 effective income tax rate.

Liquidity and Capital Resources

Operating Cash Flows. Our consolidated cash, equivalents and marketable securities decreased $111 million or five percent to $2.0 billion at June 30, 2001, from $2.1 billion at December 31, 2000. The combined decrease in cash, equivalents and marketable securities was primarily related to increased payments for incurred but not reported or not paid (“IBNR”) claims, as discussed below in “Medical Claims and Benefits Payable.”

Cash flows used in operations, excluding the impact of deferred revenue, were $20 million at June 30, 2001 compared to cash flows provided from operations, excluding the impact of deferred revenue of $235 million at June 30, 2000. The decrease was primarily related to changes in assets and liabilities as discussed below in “Other Balance Sheet Explanations.”

Investing Activities. For the six months ended June 30, 2001, we used $238 million for investing activities compared to $35 million provided during the six months ended June 30, 2000. The purchase of marketable securities resulted in $263 million of the $273 million net decrease over the prior year. Purchases of marketable securities were made to obtain longer duration securities with higher yields during a period of falling interest rates. This compared to a net $63 million of securities sold during the same period in the prior year to provide cash to fund the Harris acquisition and share repurchases.

Financing Activities. For the six months ended June 30, 2001, we used $39 million of cash for financing activities compared to $210 million used for the same period in the prior year. The changes were as follows:

•	We repurchased 2.5 million shares of our common stock in 2000 for $117 million under our stock repurchase program. No shares were repurchased during the same period in 2001;

•	We paid a net $30 million in 2001 on our credit facility and seven percent notes during the first six months of 2001 compared to $103 million for the same period in 2000. For a discussion of our credit facility and refinancing strategies, refer to Forward Looking Information Under the Securities Litigation Act of 1995, “Liquidity and Capital Resources;”

•	There were no material proceeds from issuing common shares in 2001 compared to $2 million received during the same period in 2000; and

•	We paid $9 million to minority stockholders for all outstanding stock of our consolidated minority subsidiary compared to $8 million received from minority stockholders investing in our consolidated minority subsidiary during the same period in 2000.

Other Balance Sheet Change Explanations

Receivables, Net. Receivables as of June 30, 2001, net decreased $13 million from December 31, 2000 as follows:

•	$21 million decrease in premium receivables, primarily related to a reduction in membership and an increase in collection efforts, partially offset by premium rate increases; partially offset by

•	$4 million increase in trade receivables, due to increased purchases of prescription drugs by Prescription Solutions, attributable to additional unaffiliated pharmacy benefit management membership, partially offset by lower prescription drug rebate receivables; and

•	$4 million increase in other receivables, primarily due to an increase in interest receivable from investments as a result of purchases of long-term securities in the second quarter of 2001.

Goodwill and Intangible Assets, Net. Goodwill and intangible assets as of June 30, 2001 decreased $40 million from December 31, 2000 due to goodwill and intangible amortization expense.

Medical Claims and Benefits Payable. The majority of our medical claims and benefits payable represent liabilities related to our risk-based contracts. Under risk-based contracts, claims are payable once incurred and cash disbursements are made to health care providers for services provided to members after the related claim has been submitted and adjudicated. Under capitated contracts, health care providers are prepaid on a fixed-fee per-member per-month basis, regardless of the services provided to members. The liabilities that arise for capitated contracts relate to timing issues primarily due to membership changes that may occur. Approximately 80 percent of medical claims and benefits payable are attributable to risk-based contracts.

Medical claims and benefits payable as of June 30, 2001 decreased $146 million from December 31, 2000 as follows:

•	$107 million decrease in claims incurred but not reported due to claims processing productivity improvements that resulted in faster claims payments and the reduction of older, high dollar claims;

•	$23 million decrease in withhold pools due to the payment of administered claims for terminated capitated providers in Colorado and Texas and additional decreases related to risk program settlements, which offset provider receivables;

•	$12 million decrease in capitation liabilities primarily due to payments of capitation for members that have shifted to new physicians. Typically, capitation is prepaid on a fixed-fee per-member, per-month basis. When members shift to new physicians, we accrue estimated capitation liabilities. When the member transitions are complete, we pay capitation to the new physicians, which results in a decrease to medical claims and benefits payable; and

•	$4 million decrease in other provider liabilities.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities as of June 30, 2001 increased $10 million from December 31, 2000 primarily due to the accrual of the current year tax provision.

New Accounting Pronouncements. See Note 9 of the Notes to Condensed Consolidated Financial Statements for a discussion of future application of accounting standards.

Forward Looking Information Under the Private Securities Litigation Act Of 1995

This document contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, “may,” “will,” “could,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potentially,” “continue,” or “opportunity” or the negative of these terms or other comparable terminology. The statements about our reserves and our future plans, strategies, intentions, expectations, objectives, goals and prospects contained throughout the document are forward-looking and are based on current expectations. Actual results may differ materially from those we predict as of the date of this report in the forward-looking statements. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends. In evaluating these statements, you should specifically consider factors, including the risks described below and in other parts of this document.

Revenue-Related Risk Factors. The following are risks relating to our revenues:

Medicare Participation. We have reduced our participation in the Medicare+Choice program, which has accounted for approximately 60 percent of our total premiums in each year since 1998, because of shortfalls in Medicare+Choice premiums compared to our health care service expenses and increased Medicare administration costs. We ceased offering our Medicare+Choice products in 15 counties effective January 1, 2001, which reduced our Medicare+Choice membership by approximately 26,000 members, and froze enrollment in that program in 42 counties beginning December 10, 2000. We currently offer our Medicare+Choice products in 101 counties. While we typically file adjusted community rate proposals with the Centers for Medicare and Medicaid Services (“CMS”), which until recently was known as the Health Care Financing Administration, or HCFA, by July 1 for each Medicare+Choice product that we intend to offer in a subsequent year, CMS has given us and other Medicare+Choice providers until September 17, 2001, to file adjusted community rate proposals for each of our 2002 Medicare+Choice plans, providing us more time to estimate health care costs for 2002. Unless Congressional action is taken to increase annual premiums to Medicare+Choice plans, we expect to cease offering our Medicare+Choice products in a number of additional counties effective January 1, 2002. We also expect to experience attrition, which may be significant, in our Medicare+Choice membership as we continue to scale back benefits under our Medicare+Choice products to attempt to achieve more profitable levels. As a result, in the absence of legislation increasing Medicare+Choice premiums, we expect a material reduction in our Medicare+Choice membership. We will continue to reduce our participation in the Medicare+Choice program if federal funding for the Medicare+Choice program does not increase. To the extent that we continue to reduce our participation in the Medicare+Choice program, our revenue will decline unless lost revenue from our Medicare+Choice products is replaced with revenue from other sources, such as our Medicare supplement product offerings or other lines of business. Without a replacement for any lost revenue from our Medicare+Choice products, our results of operations could be adversely affected, for example by increasing our administrative costs as a percentage of our revenue.

Fixed Premiums. Of our commercial business, more than 50 percent of our membership renews on January 1 of each year, with premiums that are generally fixed for a one-year period. In addition, each of our subsidiaries that offers Medicare+Choice products must submit adjusted community rate proposals, generally by county or service area, to CMS by July 1 (September 17 for 2001 only) for each such product that will be offered in a subsequent year. As a result, increases in the costs of health care services in excess of the estimated future health care costs reflected in the premiums or the adjusted community rate proposals generally cannot be recovered in the applicable contract year through higher premiums or benefit designs. Many factors, including health care costs that rise faster than premium increases, increases in utilization and regulatory changes, could cause actual health care costs to exceed what was estimated and reflected in premiums. To the extent that such excesses occur, our results of operations will be adversely affected.

Underwriting. We use our underwriting systems to establish and assess premium rates based upon accumulated actuarial data, with adjustments for factors such as claims experience and hospital and physician contract changes. We have made significant progress in enhancing our actuarial and underwriting capabilities so that we are able to better price our commercial products, particularly in light of the continuing shift away from capitated contracts to risk-based contracts, and make market exit decisions for our Medicare+Choice markets. The further development and implementation of these capabilities will take time and the investment of substantial resources, including the hiring of additional personnel with the requisite experience and skills. To the extent that we are not able to develop and implement these capabilities in a timely and cost effective manner, our results of operations and cash flows may be materially and adversely affected.

Membership and Premium Risk Factors. A loss of profitable membership or a change in premium expectations could negatively affect our financial position, results of operations or cash flows. Factors that could contribute to the loss of membership or lower premiums include:

•	The inability of our marketing and sales plans to attract new customers or retain existing customers;

•	The effect of premium increases, benefit changes and member-paid supplemental premiums and copayments on the retention of existing members and the enrollment of new members;

•	Our exit from selected service areas, including Medicare+Choice markets;

•	Our limits on enrollment of new Medicare+Choice members in selected markets, through a combination of capacity waivers and voluntary notices;

•	Reductions in work force by existing customers and/or buy-downs in benefits by existing customers;

•	Negative publicity and news coverage or threats of litigation;

•	Our failure to successfully complete and/or integrate acquisitions; and

•	The loss of key sales and marketing employees.

Health Care Cost-Related Risk Factors. Our profitability depends, in part, on our ability to control health care costs while providing quality care. Our primary focus is securing cost-effective physician, hospital and other health care contracts to maintain a qualified network in each geographic area we serve.

We have increased the capitation rates we pay some of our physicians and hospitals to improve network stability and to reflect the increased costs incurred by our capitated physicians and hospitals. We have reduced benefits, increased copayments and instituted or increased member-paid supplemental premiums in some markets for our Secure Horizons members. The various changes we made to premium rates, benefits, copayments and member-paid supplemental premiums did not completely offset our increased health care costs as more of our membership shifted to risk-based contracts from capitated contracts during 2000.

We have experienced a significant increase in our health care costs as a greater proportion of our membership was covered through risk-based hospital and physician contracts. We typically contract with the hospitals and physicians that provide health care services to our members through a mix of capitated contracts and risk-based contracts. Under our capitated contracts, we pay the hospitals and physicians on a fixed-fee per-member per-month basis, regardless of the services provided to each member. Under our risk-based contracts, we bear or partially share the risk of health care costs with hospitals and/or physicians, meaning that if member utilization of hospital and/or physician services exceeds agreed-upon budgeted amounts, we bear or partially share the excess costs with the hospitals and/or physicians. In 2000, we experienced significantly higher health care costs for members served under provider agreements that shifted from capitated contracts to risk-based contracts. We estimate that costs under these new risk-based contracts were 18 percent higher for commercial and 40 percent higher for Medicare than under the prior capitated contracts. The cost of converting from capitation contracts to risk-based contracts increased because we did not have medical management staff in place to review utilization. We expect the 2001 conversion cost trends to be lower because providers that had the most difficulty performing under capitated contracts have already converted to risk-based contracts. During 2000, the percentage of our membership covered by risk-based hospital contracts increased from 22 percent at December 31, 1999 to 41 percent at December 31, 2000 and the percentage of our membership covered by risk-based physician contracts increased from six percent at December 31, 1999 to 15 percent at December 31, 2000. This shift away from capitated contracts to risk-based contracts continued during the first six months of 2001. As of June 30, 2001, 47 percent of our membership was covered by risk-based hospital contracts and 17 percent of our membership was covered by risk-based physician contracts. We expect this shift to continue during the remainder of 2001.

In Texas, another 100,000 members served by two physician groups that filed for Chapter 11 protection under the bankruptcy code in July 2001 may move to directly contracted physician arrangements and hospital risk-based contracts in the third quarter 2001. To the extent that we have entered into and may continue to increasingly enter into risk-based contracts with hospitals and physicians, our ability to control our health care costs and profitability will increasingly depend on our ability to accurately predict member utilization of health care services and claims costs, and proportionately less on our ability to control health care costs under capitated contracts. During 2001, our profitability has and may continue to suffer until we amend or enter into new health care provider contracts and price and redesign our products to reflect our increased risk. Our inability to control health care costs under risk-based contracts could have a material adverse effect on our financial condition and results of operations. For percentages of membership by contract type, see Management's Discussion and Analysis of Financial Condition and Results of Operations, “Commercial and Medicare Health Care Services.”

As a result of these trends, the following are risks relating to our health care costs:

•	Utilization. Under risk-based contracts, we risk incurring higher than expected health care costs due to increased utilization of hospital and physician services. To reduce the risk of higher than medically warranted utilization, we are focusing on developing medical management programs to manage health care costs, investing in the development of systems to monitor and manage the utilization of health care services, while maintaining quality of care, and renegotiating provider contracts to reduce costs. These medical management programs and systems for monitoring and managing medical utilization are unproven and may not improve our ability to manage our health care costs to the extent that we expect. Our consolidated medical care ratio could continue to increase if our programs for controlling utilization are not successful.

•	Insolvency. Providers with whom we have capitated contracts could become insolvent. Depending on state law, we may be held liable for unpaid health care claims that were previously the responsibility of the capitated provider and for which we have already paid capitation. To reduce this insolvency risk, we have developed contingency plans that include shifting members to other providers and reviewing operational and financial plans of providers to monitor and maximize financial and network stability. Some of our providers require more frequent monitoring. Additionally, as capitation contracts are renewed for providers, we have also taken steps, where feasible, to have security reserves established to further mitigate insolvency risk. We may also incur additional health care costs in the event of provider instability where we are unable to agree upon a contract that is mutually beneficial. These costs may be incurred when we need to contract with other providers at less than cost-effective rates to continue providing health care to our members. We maintain insolvency reserves that include estimates for potentially insolvent providers, where conditions indicate claims are not being paid or have slowed considerably. We believe that any liability in excess of our June 30, 2001 insolvency reserves or amounts held as security reserves, intended to pay for June 30, 2001 and prior health care services that may not be paid by insolvent or unstable providers, would not materially affect our consolidated financial position. To the extent that we do not accurately estimate the timing, amount or outcome of claims asserted against us based on providers with whom we have capitated contracts and whom become insolvent, our results of operations or cash flows could be materially and adversely affected.

•	Retroactive Adjustments. Some risk-based contracts may also be signed following the effective date of the contract and may provide for retroactive adjustments to the beginning of the contract year. Any such retroactive adjustment could result in a material change in our estimate of health care costs. To mitigate this risk, we have instituted policies and procedures intended to prevent future retroactive contract adjustments.

•	Health Care Providers. In any particular market, health care providers could refuse to contract, demand higher payments, or take other actions that could result in higher health care costs or difficulty meeting regulatory or accreditation requirements. In some markets, some health care providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions. If health care providers refuse to contract with us, use their market position to negotiate favorable contracts, or place us at a competitive disadvantage, then our ability to market products or to be profitable in those markets could be adversely affected. In addition, payment or other disputes between us and health care providers and among health care providers may result in a disruption in the provision of services to our members or a reduction in the services available. A reduction in our membership resulting from a reduction in the size of our health care provider network would reduce our revenue and increase our health care costs.

•	Incurred But Not Reported or Not Paid Claim Liabilities. We estimate the amount of our reserves for incurred but not reported or not paid (“IBNR”) claims, primarily using standard actuarial methodologies based upon historical data. These standard actuarial methodologies include, among other factors, the average interval between the date services are rendered and the date claims are received and/or paid, denied claims activity, expected health care cost inflation, utilization, seasonality patterns and changes in membership. The estimates for submitted claims and IBNR are made on an accrual basis and adjusted in future periods as required. Such estimates could understate our actual liability for claims and benefits payable. Any adjustments to such prior estimates could adversely affect our results of operations in future periods.

•	ACR Filings. In addition to the regular adjusted community rate proposals submitted in 2000, Medicare+Choice plans were required to re-submit adjusted community rate proposals in January 2001 in accordance with BIPA. In our adjusted community rate resubmission, BIPA required that we use increased funding to reduce member premiums or cost sharing, enhance benefits, contribute to a benefits stabilization fund, stabilize or enhance beneficiary access to physicians and hospitals, or take some combination of those actions so long as whatever action or actions we do take does not result in increased beneficiary premiums, cost-sharing, or reduced benefits. Our January 2001 adjusted community rate submission has been filed in accordance with BIPA and accompanying adjusted community rate instructions, and has been accepted by CMS.

We have been notified by CMS that audits of our adjusted community rate proposals will be conducted in Arizona, Oklahoma, Oregon and Washington in 2001. We cannot be certain that any ongoing and future audits will be concluded satisfactorily. We may incur additional, possibly material, liability as a result of these audits. The incurrence of such liability could have a material adverse effect on our results of operations or cash flows.

•	Claims Processing. Due to the continuing shift away from capitated contracts to risk-based contracts, we have increased exposure to financial and regulatory risk for the accurate and timely processing of claims since we typically process claims under our risk-based contracts but often do not process claims under our capitated contracts. From November 2000 until April 20, 2001, our Texas HMO subsidiary was placed under administrative oversight by the Texas Department of Insurance due to various issues including untimely claims processing. In connection with the release of our Texas HMO subsidiary from administrative oversight, we made a commitment to provide a detailed corrective action plan and follow-up reporting to the Texas Department of Insurance. In addition, the California Department of Managed Health Care issued a censure against us for late payment of commercial claims to physicians and hospitals. The late payments were caused by a large increase in claims volume associated with the rapid shift from capitated contracts to risk-based contracts. In March 2001, we reached a settlement with the California Department of Managed Health Care, whereby we paid approximately $2 million in interest and penalties. If our claims processing system is unable to handle the increased claims volume resulting from the continuing shift away from capitated contracts to risk-based contracts, we may continue to be subject to regulatory censure and penalties, which could have a material adverse effect on our operations and results of operations. In addition, if our claims processing system is unable to handle such increased claims volume, the data we use for our IBNR estimates could be incomplete and our ability to estimate claims liabilities and establish adequate reserves could be adversely affected.

•	Pharmacy. Prescription drug costs have been rising for the past few years. The increases are due to the introduction of new drugs costing significantly more than existing drugs, direct consumer advertising by the pharmaceutical industry creating consumer demand for particular brand drugs, patients seeking medications to address lifestyle changes, higher prescribed doses of medications and enhanced pharmacy benefits for members such as reduced copayments and higher benefit maximums. Our efforts to mitigate these trends and ensure appropriate utilization include formulary management, physician education, successful pharmaceutical contracting and increased utilization of our in-house mail-service pharmacy operated by Prescription Solutions.

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

Marketing, General and Administrative Costs-Related Risk Factors. The following are risks relating to our marketing, general and administrative costs:

Management, General and Administrative Expense Increases. Despite our efforts to control and reduce our marketing, general and administrative expenses, these expenses could increase as a result of a number of factors, which could adversely impact our profitability. These factors include:

•	Our need for additional investments in medical management, underwriting and actuarial resources and technology;

•	Our need for increased claims administration, personnel and systems;

•	The success or lack of success of our marketing and sales plans to attract new customers;

•	Our need for additional advertising, marketing, administrative or management information systems expenditures;

•	Our inability to achieve efficiency goals and resulting cost savings; and

•	Integration costs for acquisitions that exceed our expectations.

In addition, our marketing, general and administrative expenses as a percentage of our revenue could increase due to changes in our product mix between Medicare and commercial products and could be adversely affected if we exit Medicare+Choice markets without replacing our revenue from those markets with revenue from other sources, like our Medicare supplement product offerings.

During 2001, we expect net annual marketing, general and administrative salary savings from our December 2000 restructuring to be approximately $21 million. While we are actively managing our marketing, general and administrative expenses, we are also selectively investing in key capabilities, like medical management, underwriting, actuarial and claims processing, which we expect will offset these marketing, general and administrative cost savings.

Health Insurance Portability and Accountability Act of 1996. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), includes administrative simplification provisions directed at standardizing transactions and codes and seeking protections for confidentiality and security of patient data. We expect to modify all of our information systems and business processes to comply with HIPAA regulations regarding standardizing transactions and codes. We also expect to incur expense developing systems and refining processes and contracts to comply with HIPAA. We currently estimate that our HIPAA compliance costs will approximate $12 million in 2001. Our 2001 estimate of HIPAA compliance costs decreased from $20 million to $12 million because of delays in the implementation of current HIPAA rules and additional rules to be released. We expect the decline in the current year cost estimate to shift to future years' HIPAA compliance costs. We continue to evaluate the work required to meet HIPAA requirements and mandated compliance timeframes. To the extent that our estimated HIPAA compliance costs are less than our actual HIPAA compliance costs, amounts we had budgeted for other purposes will need to be used for HIPAA compliance which may adversely affect our ability to execute portions of our business strategy.

Additional Risks. The following are additional risks relating to our industry and business:

Industry-Related Litigation. Health care providers and members are currently attacking practices of the HMO industry through a number of lawsuits, including purported class action lawsuits brought against us and other HMOs. The lawsuits brought by health care providers allege that HMOs’ claims processing systems automatically and impermissibly alter codes included on providers’ reimbursement/claims forms to reduce the amount of reimbursement, and that HMOs impose unfair contracting terms on health care providers, impermissibly delay making capitated payments under their capitated contracts, and negotiate capitation payments that are inadequate to cover the costs of health care services provided. The lawsuits brought by members allege that HMOs engage in a number of purportedly undisclosed practices designed to limit the amount and cost of health care services provided to members. These alleged practices include:

•	Providing health care providers with financial incentives to restrict hospitalizations, referrals to specialist physicians, and prescriptions for high cost drugs;

•	Entering into capitated contracts with health care providers, since capitated providers have financial incentives to limit health care services;

•	Manipulating prescription drug formularies by removing drugs from formularies after members enroll;

•	Manipulating determinations of whether health care services are medically necessary by excluding expensive procedures and treatments from being considered medically necessary; and

•	Making determinations that established procedures and treatments for certain diseases, illnesses or injuries are experimental or investigational and so not provided for under HMO’s coverage.

These lawsuits, including those filed to date against us, may take years to resolve and, depending upon the outcomes of these cases, may cause or force changes in practices of the HMO industry. These cases also may cause additional regulation of the industry through new federal or state laws. These actions and actions brought by state attorney generals ultimately could adversely affect the HMO industry and, whether due to damage awards, required changes to our operating procedures, increased regulatory requirements or otherwise, have a material adverse effect on our financial position, results of operations or cash flows and prospects. We deny all material allegations in these lawsuits and intend to defend against them vigorously.

OPM Litigation. We have commercial contracts with the United States Office of Personnel Management (“OPM”), to provide managed health care services to federal employees, annuitants and their dependents under the Federal Employee Health Benefits Program. Periodically, OPM’s Office of Inspector General (“OIG”), audits us to verify that the premiums charged are calculated and charged in compliance with OPM’s regulations and guidelines. OPM has the right to audit the premiums charged during any period for up to six years following that period. The final resolution and settlement of audits have historically taken more than three years and as many as seven years.

During the audit process, OPM has referred and may continue to refer its findings to the United States Department of Justice, or DOJ, if OPM believes that we may have knowingly overcharged the government or otherwise submitted false documentation or certifications in violation of the False Claims Act. Under the False Claims Act, an action can be considered knowingly committed if the government contractor acted with actual knowledge, or with reckless disregard or deliberate ignorance of the government’s rules and regulations. If the government were to win a False Claims Act lawsuit against us, the government could obtain the amounts overcharged and a trebling of these damages, plus interest and substantial civil penalties, and the government could also permanently disqualify us from participating in all federal government programs. We have a number of pending audits that we are seeking to resolve with the DOJ. These audits claim that substantial amounts were overcharged. If we are unable to resolve these audits favorably, or the DOJ seeks treble damages or civil penalties, any finding against us could have a material adverse effect on results of operations or cash flows. In addition, we cannot be certain that additional audits will not be referred to the DOJ, or that additional, possibly material, liability will not be incurred. Based on information currently available, we believe that any liability in excess of amounts accrued would not materially affect our consolidated financial position. However, such liability could have a material adverse effect on results of operations or cash flows.

Ordinary Course Legal Proceedings. From time to time, we are involved in legal proceedings that involve claims for coverage encountered in the ordinary course of business. We, like other HMOs and health insurers generally, exclude payment for some health care services from coverage under our HMO and other plans. We are, in the ordinary course of business, subject to the claims of our members arising out of decisions to deny or restrict reimbursement for services. The shift away from capitated contracts to risk-based contracts may result in more claims of this nature as we increase our medical management capabilities and take a more active role in managing the cost of medical care. In addition, we may be subject to more claims of this nature from our Medicare+Choice members that will be litigated in state court, rather than under the Medicare Act’s administrative review process, based on a recent California Supreme Court decision. The loss of even one such claim, if it results in a significant punitive damage award, could have a material adverse effect on our business. In addition, our exposure to potential liability under punitive damage theories may significantly decrease our ability to settle these claims on reasonable terms.

Medicare. The Medicare program has accounted for approximately 60 percent of our total premiums in each year since 1998. CMS, the United States Department of Health and Human Services (“USDHHS”), and state regulatory agencies regulate the benefits provided, premiums paid, quality assurance procedures, marketing and advertising for our Medicare+Choice products. CMS may terminate our Medicare+Choice contracts or elect not to renew those contracts when those contracts come up for renewal every 12 months. The loss of Medicare contracts or changes in the regulatory requirements governing the Medicare+Choice program or the program itself could have a material adverse effect on our financial position, results of operations or cash flows.

CMS has contracted with the Office of Inspector General of the USDHHS and external auditors to conduct more comprehensive audits on one-third of all adjusted community rate filings as mandated by law. We have been notified by CMS that audits of several of our 2000 and 2001 adjusted community rate proposals will be conducted. We cannot be certain that any ongoing and future audits will be concluded satisfactorily. We may incur additional, possibly material, liability as a result of these audits. The incurrence of such liability could have a material adverse effect on our results of operations or cash flows.

Competition. We operate in highly competitive markets. Consolidation of acute care hospitals and continuing consolidation of insurance carriers, other HMOs, employer self-funded programs and preferred provider organizations, some of which have substantially larger enrollments or greater financial resources than ours, has created competition for hospitals, physicians and members, impacting profitability and the ability to influence medical management. In addition, pharmacy benefit management companies have continued to consolidate, competing with the pharmacy cost management capability of our wholly owned subsidiary, Prescription Solutions. The cost of providing benefits is in many instances the controlling factor in obtaining and retaining employer groups as clients and some of our competitors have set premium rates at levels below our rates for comparable products. We anticipate that premium pricing will continue to be highly competitive. In addition, brokers and employers may react negatively to adverse press associated with HMOs in general or directly about us, and consequently look to alternatives such as indemnity products or self-funded programs. If we are unable to compete effectively in any of our markets, our business may be adversely affected.

Legislation and Regulation. Recent changes in state and federal legislation have increased and will continue to increase the costs of regulatory compliance, and proposed changes in the law may negatively impact our financial and operating results. These changes may increase our health care costs, decrease our membership or otherwise adversely affect our revenue and our profitability. Regulation and enforcement is increasing both at the state and federal level. Increased regulations, mandated benefits, more oversight, audits and investigations and changes in laws allowing access to federal and state courts to challenge health care decisions may increase our administrative, litigation and health care costs. The following recent or proposed legislation, regulation or initiatives could materially affect our financial position:

•	Proposed legislation and regulation could include adverse actions of governmental payors, including reduced Medicare premiums; discontinuance of, or limitations on, governmentally funded programs; recovery by governmental payors of previously paid amounts; the inability to increase premiums or prospective or retroactive reductions to premium rates for federal employees;

•	Proposed legislation to provide payment and administrative relief for the Medicare+Choice program and regulate drug pricing by the state and federal government could include provisions that impact our Medicare+Choice product, Secure Horizons;

•	New and proposed “patients’ bill of rights” legislation at the state level that would hold HMOs liable for medical malpractice including legislation enacted in Arizona, California, Oklahoma, Texas and Washington, that may increase the likelihood of lawsuits against HMOs for malpractice liability and proposed federal “patients’ bill of rights” legislation that would remove or limit the federal preemption set forth in the Employee Retirement

Income Security Act of 1974 (“ERISA”) that precludes most individuals from suing their employer-sponsored health benefit plans for causes of action based upon state law and enable members to challenge coverage/benefits decisions in state and federal courts;

•	New and increased initiatives at the DOJ, the Office of Inspector General of the USDHHS, the OIG and the various enforcement divisions of the state regulatory agencies governing health care programs that pursue both civil and criminal investigations against physicians, hospitals, payors, and pharmaceutical companies for misconduct relating to potential health care fraud and abuse, false claims, ERISA violations, violations of the Medicare program, overbilling of government programs, incorrect reporting of data, and improper denial or mismanagement of care;

•	New and proposed state legislation, regulation, or litigation that would otherwise limit our ability to capitate physicians and hospitals or delegate financial risk, utilization review, quality assurance or other medical decisions to our contracting physicians and hospitals;

•	Existing state legislation and regulation that may require increases in minimum capital, reserves, and other financial liability requirements and proposed state legislation that may limit the admissibility of certain assets;

•	Existing state legislation and regulation that may increase the financial capital requirements of physicians and hospitals who contract with HMOs to accept financial risk for health services;

•	New and proposed legislation that permits and would permit independent physicians to collectively bargain with health plans on a number of issues, including financial compensation;

•	Federal regulations that place additional restrictions and administrative requirements on the use, electronic retention, transmission and disclosure of personally identifiable health information, such as HIPAA;

•	New state and proposed federal laws mandating benefits including those that mandate equal coverage for mental health benefits, commonly called mental health parity; and

•	Existing and proposed legislation that would limit our ability to manage care and utilization such as “any willing provider” and “direct access” laws.

California Energy Crisis. As a result of various factors, including the deregulation of parts of the California electricity market, some locations in California have experienced sporadic periods of electricity outages. This condition is expected to continue into the future and may worsen during periods of peak energy consumption in summer months. Nearly all of our facilities located in California have limited emergency power generators. Therefore, if there are prolonged interruptions in power supplied to our facilities there may be an adverse affect on our ability to conduct our normal operations, including California based claims processing. While we have taken steps to mitigate this crises, there may be a material adverse effect on our California based operations, cash flows or financial condition.

Risk-Based Capital Requirements. The National Association of Insurance Commissioners has proposed that states adopt risk-based capital standards, that if implemented, would standardize minimum capitalization regulations for HMOs and other risk-based health care entities. The risk-based capital formula generates the Authorized Control Level which represents the amount of net worth required by state regulations to support each regulated entity’s business based on asset risk, underwriting risk, credit risk, business risk and other factors. If adopted by a state, the risk-based capital requirements may be modified, as each state legislature deems appropriate for that state. For states in which risk-based capital requirements have been adopted, the regulated entity is typically required to maintain the greater of the required authorized control level or other minimum statutory net worth requirement. Each of the states, in which our regulated subsidiaries operate, except California and Oklahoma, has adopted risk-based capital requirements. We do not expect California to adopt risk-based capital requirements in 2001.

Liquidity and Capital Resources. As of July 1, 2001, we have a right to borrow up to $800 million under our unsecured revolving senior credit facility. At June 30, 2001, we had an outstanding balance of $705 million, leaving us $95 million available for additional borrowing.

Our revolving credit facility that matures on January 1, 2002 was entered into in 1997 when we had an investment grade credit rating. We are in the process of exploring refinancing alternatives, including the extension and restructuring of our existing credit facility. Because we no longer qualify for an investment grade credit rating, we expect substantial changes to the terms of our credit facility, including, conversion of a portion of our outstanding borrowings into a term facility, the provision of collateral for the facility to the extent permitted under applicable law, and changes to our operating and financial covenants that may be more restrictive than our existing covenants. We also expect a significant increase in the spread we pay over the London Interbank Offered Rates as interest on our outstanding borrowings. As a result, we expect our interest expense to increase significantly in future quarters.

We terminated our tender offer for the outstanding seven percent senior notes that mature September 14, 2003, because of the termination of a previously announced private offering of $600 million in senior notes and the termination of a bank group commitment for a new $400 million senior secured bank facility that was contingent on the closing of the private offering. Because the seven percent senior notes contain covenants that restrict the subsidiary guarantees and liens we can provide as credit support, any collateral (as described above) in a refinancing must be ratably provided to the seven percent senior notes. We are currently pursuing refinancing alternatives that do not require us to tender for the seven percent senior notes. However, if we are required to tender for the seven percent senior notes in the future, any financing we use to fund the tender offer is likely to be at a higher interest rate than the coupon rate of these notes.

Our ability to repay debt depends on dividends and cash transfers from our subsidiaries. Nearly all of the subsidiaries are subject to HMO regulations or insurance regulations and may be subject to substantial supervision by one or more HMO or insurance regulators. Subsidiaries subject to regulation must meet or exceed various capital standards imposed by HMO or insurance regulations, which may from time to time impact the amount of funds the subsidiaries can pay to us. Our subsidiaries are not obligated to make funds available to us and creditors of our subsidiaries have superior claims to our subsidiaries’ assets. Additionally, from time to time, we advance funds in the form of a loan or capital contribution to our subsidiaries to assist them in satisfying state financial requirements. We may provide additional funding to a subsidiary if a state regulator imposes additional financial requirements due to concerns about the financial position of the subsidiary or if there is an adverse effect resulting from changes to the risk-based capital requirements. This may in turn affect the subsidiary’s ability to pay dividends or make other cash transfers. We will pursue several options to maintain liquidity and refinance our current credit facility.

Possible Charges. In the future, we may announce dispositions of assets or product exits as we continue to evaluate whether our subsidiaries or products fit within our business strategy. We may also record long-lived asset impairment charges if one or more of our subsidiaries with operating losses generates less operating cash flows than we currently expect. In addition, as we refocus and retool our work force to shift from a capitated to a risk-based business model, we expect some positions to change or be eliminated, which could result in future restructuring charges. We cannot be certain that dispositions, impairments or restructuring activities will not result in additional charges. In addition, disposition or restructuring charges could have a material adverse effect on our results of operations or cash flows.

In July 2001, the Financial Accounting Standards Board issued Statement 142, Goodwill and Other Intangible Assets. Effective January 1, 2002, the test for measuring goodwill impairment will become much more stringent than current practice. Additionally, because of the magnitude of our $2.2 billion net goodwill and intangibles balance as of June 30, 2001, it is likely that impairment charges, if any, although non-cash, would have a material adverse effect on our results of operations.

Expectations. We expect our full year 2001 diluted earnings per share to range between $1.65 and $1.75.

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

     None.

Item 3: Defaults Upon Senior Securities

     None.

Item 4: Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 22, 2001. On April 27, 2001, the record date for our annual meeting, there were 33,657,000 shares of common stock outstanding and entitled to vote. The following is a brief description of each matter voted on at the meeting and a statement of the number of votes cast with respect to each matter.

(1)	The stockholders approved the election of the nominees to PacifiCare’s Board of Directors as Class III Directors.

Director	For	Withhold Authority

Terry O. Hartshorn Sanford M. Litvack	26,610,567 26,791,753	1,278,057 1,096,871

(2)	The stockholders approved the Amended and Restated 2000 Non-Employee Directors Stock Plan.

For	Against	Abstain	Broker Non-Vote

17,492,475	10,195,914	200,180	—

Item 5: Other Information

On May 29, 2001, we announced the appointment of George H. Becker, Jr. to Regional Vice President, Southwest Region and President and Chief Executive Officer, PacifiCare of Texas, Inc. and PacifiCare of Oklahoma, Inc.

On May 31, 2001, we announced the promotion of Judy A. Ehrenreich to Senior Vice President of Human Resources.

Jim Cassity, Regional Vice President, Southwest Region and President and Chief Executive Officer, PacifiCare of Texas, Inc. and PacifiCare of Oklahoma, Inc., resigned effective June 8, 2001.

Jean Bixby Smith, Director, retired upon expiration of her term at the June 2001 annual meeting.

Wanda A. Lee, Senior Vice President of Human Resources, announced her retirement effective July 2001.

Mary C. Langsdorf, Senior Vice President, Principal Accounting Officer, announced her retirement effective July 2001.

On August 3, 2001, we announced the resignation of Val Dean as Plan President of PacifiCare of Colorado. Richard F. Rivers was appointed to Plan President of PacifiCare of Colorado, effective August 6, 2001.

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibit Index

Exhibit
Number	Description

15	Letter re: Unaudited Interim Financial Information

20	Independent Accountant’s Review Report

(b)	Reports on Form 8-K:

On June 1, 2001, we filed a Form 8-K announcing our revised earning estimates and the commencement of our tender offer and consent solicitation for all of the seven percent Senior Notes due in 2003, pursuant to our Offer to Purchase and Consent Solicitation Statement dated June 1, 2001.

On June 18, 2001, we filed a Form 8-K announcing the expiration of our consent solicitation pursuant to the Offer to Purchase.

On June 19, 2001, we filed a Form 8-K announcing our intent to offer $500 million of Senior Notes due in 2011 in a private placement and our received commitments from a group of lenders for a new $500 million senior secured credit facility.

On June 22, 2001, we filed a Form 8-K announcing the extension of the expiration date and time of our cash tender offer for all of the outstanding seven percent Senior Notes due in 2003 and the establishment of a new price determination date for calculating the consideration to be paid to tendering note holders.

On June 26, 2001, we filed a Form 8-K to update some of our publicly disclosed forward-looking information, supplementing some of our publicly disclosed membership information, and updating our publicly disclosed description of our business.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICARE HEALTH SYSTEMS, INC.

(Registrant)

Date: August 7, 2001	By:	/s/ HOWARD G. PHANSTIEL

Howard G. Phanstiel President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2001	By:	/s/ GREGORY W. SCOTT

Gregory W. Scott Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

15	Letter re: Unaudited Interim Financial Information

20	Independent Accountant’s Review Report