Form 10-Q
period 2001-09-30
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 2001-11-13
CIK 1027974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

Yes  [X]      No  [   ]

     There were approximately 34,530,000 shares of common stock outstanding on October 31, 2001.

PACIFICARE HEALTH SYSTEMS, INC.

FORM 10-Q
INDEX

i

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

PACIFICARE HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share data)

	September 30,	December 31,
	2001	2000

	(unaudited)
ASSETS

Current assets:
Cash and equivalents	$935,929	$1,251,635
Marketable securities	1,141,985	864,013
Receivables, net	391,102	410,694
Prepaid expenses and other current assets	45,894	42,852
Deferred income taxes	130,871	139,712

Total current assets	2,645,781	2,708,906

Property, plant and equipment at cost, net	226,708	225,551
Marketable securities-restricted	118,663	94,402
Goodwill and intangible assets, net	2,200,553	2,261,637
Other assets	37,807	32,940

	$5,229,512	$5,323,436

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Medical claims and benefits payable	$1,138,500	$1,270,800
Accounts payable and accrued liabilities	487,778	446,081
Unearned premium revenue	572,083	598,215
Long-term debt due within one year	126	161

Total current liabilities	2,198,487	2,315,257

Long-term debt due after one year	794,378	836,556
Deferred income taxes	150,483	145,633
Other liabilities	16,100	20,746
Minority interest	—	1,684
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; issued 47,306 shares in 2001 and 46,986 shares in 2000	473	470
Unearned compensation	(1,707)	—
Additional paid-in capital	1,582,663	1,613,944
Accumulated other comprehensive income (loss)	12,269	(2,975)
Retained earnings	1,134,616	1,089,192
Treasury stock, at cost; 12,776 shares in 2001 and 13,532 shares in 2000	(658,250)	(697,071)

Total stockholders’ equity	2,070,064	2,003,560

	$5,229,512	$5,323,436

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	Three Months Ended
	September 30,

	2001	2000

Revenue:
Commercial premiums	$1,198,204	$1,242,677
Medicare premiums	1,695,452	1,591,062
Other income	44,723	34,182
Net investment income	26,085	28,443

Total operating revenue	2,964,464	2,896,364

Expenses:
Health care services:
Commercial services	1,072,785	1,092,366
Medicare services	1,508,145	1,448,333

Total health care services	2,580,930	2,540,699

Selling, general and administrative expenses	309,931	303,043
Amortization of goodwill and intangible assets	20,639	20,938
Impairment, disposition, restructuring and other charges (credits)	2,937	(6,821)

Operating income	50,027	38,505
Interest expense	(16,833)	(19,252)
Minority interest in consolidated subsidiary	—	252

Income before income taxes	33,194	19,505
Provision for income taxes	17,062	14,286

Net income before extraordinary gain	16,132	5,219
Extraordinary gain on early retirement of debt (less income taxes of $0.9 million)	875	—

Net income	$17,007	$5,219

Basic earnings per share:
Income before extraordinary gain	$0.48	$0.15
Extraordinary gain, net	0.02	—

Basic earnings per share	$0.50	$0.15

Diluted earnings per share:
Income before extraordinary gain	$0.48	$0.15
Extraordinary gain, net	0.02	—

Diluted earnings per share	$0.50	$0.15

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except per share data)

	Nine Months Ended
	September 30,

	2001	2000

Revenue:
Commercial premiums	$3,626,642	$3,658,663
Medicare premiums	5,131,591	4,762,494
Other income	121,843	103,610
Net investment income	88,813	77,955

Total operating revenue	8,968,889	8,602,722

Expenses:
Health care services:
Commercial services	3,242,534	3,085,348
Medicare services	4,618,987	4,230,991

Total health care services	7,861,521	7,316,339

Selling, general and administrative expenses	896,938	899,551
Amortization of goodwill and intangible assets	62,249	62,321
Impairment, disposition, restructuring and other charges	1,714	1,544
Office of Personnel Management credits	—	(2,964)

Operating income	146,467	325,931
Interest expense	(54,802)	(59,684)
Minority interest in consolidated subsidiary	—	383

Income before income taxes	91,665	266,630
Provision for income taxes	47,116	117,584

Net income before extraordinary gain	44,549	149,046
Extraordinary gain on early retirement of debt (less income taxes of $0.9 million)	875	—

Net income	$45,424	$149,046

Basic earnings per share:
Income before extraordinary gain	$1.33	$4.21
Extraordinary gain, net	0.02	—

Basic earnings per share	$1.35	$4.21

Diluted earnings per share:
Income before extraordinary gain	$1.32	$4.18
Extraordinary gain, net	0.02	—

Diluted earnings per share	$1.34	$4.18

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)

	Nine Months Ended
	September 30,

	2001	2000

Operating activities:
Net income	$45,424	$149,046
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Amortization of goodwill and intangible assets	62,249	62,321
Depreciation and amortization	46,808	33,727
Provision for doubtful accounts	5,022	4,732
Deferred income taxes	4,375	(3,588)
Unearned compensation amortization	3,078	—
Loss on disposal of property, plant and equipment	2,899	4,857
Gain on early retirement of debt	(1,800)	—
Impairment, disposition, restructuring and other charges	1,714	1,544
Tax benefit associated with exercise of stock options	21	1,664
Office of Personnel Management credits	—	(2,964)
Minority interest in consolidated subsidiary	—	(383)
Changes in assets and liabilities, net of effects from acquisitions:
Receivables, net	14,570	(71,426)
Prepaid expenses and other assets	4,405	3,356
Medical claims and benefits payable	(132,300)	244,486
Accounts payable and accrued liabilities	34,305	(15,154)
Unearned premium revenue	(26,132)	(507,158)

Net cash flows provided by (used in) operating activities	64,638	(94,940)

Investing activities:
(Purchase) sale of marketable securities, net	(253,412)	97,473
Purchase of property, plant and equipment	(51,003)	(73,934)
Purchase of marketable securities-restricted	(24,261)	(6,076)
Net cash (paid for) acquired from acquisitions	(500)	4,745
Proceeds from the sale of property, plant and equipment	139	3,034

Net cash flows (used in) provided by investing activities	(329,037)	25,242

Financing activities:
Principal payments on long-term debt	(30,213)	(400,198)
Credit facility amendment fees and expenses	(12,314)	—
Purchase of minority interest in consolidated subsidiary	(8,821)	—
Proceeds from issuance of common stock and treasury stock	41	2,107
Proceeds from borrowings of long-term debt	—	261,809
Common stock repurchases	—	(161,774)
Cash received from minority stockholders	—	8,108

Net cash flows used in financing activities	(51,307)	(289,948)

Net decrease in cash and equivalents	(315,706)	(359,646)
Beginning cash and equivalents	1,251,635	849,064

Ending cash and equivalents	$935,929	$489,418

See accompanying notes.
Table continued on next page.

PACIFICARE HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
(amounts in thousands)

	Nine Months Ended
	September 30,

	2001	2000

Supplemental cash flow information:
Cash (received) paid during the year for:
Income taxes, net of refunds	$(16,632)	$119,003
Interest	$63,168	$61,307
Supplemental schedule of noncash investing and financing activities:
Treasury stock reissued in exchange for retirement of long-term debt:
Treasury stock	$38,821	$—
Additional paid-in capital	(28,621)	—
Long-term debt retired	(12,000)	—

Extraordinary gain on early retirement of debt	$(1,800)	$—

Stock-based compensation	$(357)	$9,149
Details of accumulated other comprehensive income (loss):
Change in marketable securities	$24,560	$16,522
Less change in deferred income taxes	(9,316)	(6,539)

Change in stockholders’ equity	$15,244	$9,983

Details of businesses acquired in purchase transactions:
Fair value of assets acquired	$1,165	$264,284
Less liabilities assumed or created	(665)	(135,238)

Cash paid for fair value of assets acquired	500	129,046
Less cash acquired from acquisitions	—	(133,791)

Net cash paid for (acquired from) acquisitions	$500	$(4,745)

See accompanying notes.
Table continued from previous page.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(unaudited)

1.	Basis of Presentation

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

2000 Acquisitions. On February 1, 2000, we completed our acquisition of Harris Methodist Texas Health Plan, Inc. and Harris Methodist Health Insurance Company, Inc. (together, “Harris”), a health plan and insurance company in Texas, for an approximate purchase price of $122 million. This acquisition added approximately 250,000 commercial members and 50,000 Medicare members to our Texas health maintenance organization (“HMO”). This acquisition was accounted for as a purchase. The related goodwill and acquired intangible assets are currently being amortized over periods ranging from three to 30 years. The operating results of these entities are included in our consolidated financial statements from the acquisition date.

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

2000 Dispositions. In June 2000, we announced our intention to exit our Ohio HMO operations. This plan affected approximately 35,000 commercial members and 3,500 Medicare members located in Ohio and Kentucky who were enrolled in our plans during 2000. The exit was completed in January 2001. We entered into an agreement with Anthem Blue Cross and Blue Shield to assist in transitioning Ohio’s commercial membership. Medicare members were provided a choice of another Medicare+Choice HMO or traditional fee-for-service Medicare. In connection with the disposition, we recognized pretax charges of approximately $4 million ($2 million or $0.07 diluted loss per share, net of tax). See Note 5, “Impairment, Disposition, Restructuring, Office of Personnel Management (“OPM”) and Other Charges (Credits).”

3.	Long-Term Debt

In August 2001, we executed an amendment to our existing senior credit facility with our lenders to extend its maturity date. The amended and restated credit facility matures on January 2, 2003, and provides for a $650 million term loan and a $150 million revolving line of credit. The interest rates per annum applicable to amounts outstanding under the term loan and revolving line of credit are, at our option, either the administrative agent’s publicly-announced “prime rate” (or, if greater, the Federal Funds Rate plus 0.5 percent) plus a margin of 2.5 percent per annum, or the rate for eurodollar borrowings for the applicable interest period plus a margin of 3.5 percent per annum. These margins will increase by one percent per annum if we do not permanently pay down the term loan and the revolving line of credit by at least $250 million by March 31, 2002. Based on our outstanding balance under the credit facility at September 30, 2001, our average overall interest rate, excluding the facility fee, was 6.1 percent per annum.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2001
(unaudited)

As of September 30, 2001, the balance outstanding under the credit facility was $705 million, including the $650 million term loan and $55 million under the revolving line of credit. Included in the amount outstanding under the revolving line of credit are letters of credit equal to approximately $21 million. This leaves $74 million available to us for additional borrowing under the revolving line of credit. In connection with the extension of the credit facility, we paid approximately $12 million in amendment fees and expenses that are being amortized over the remaining life of the credit facility.

The terms of the credit facility contain various covenants usual for financings of this type, including a minimum net worth requirement, a minimum fixed-charge coverage requirement, a minimum leverage ratio and a minimum liquidity requirement. At September 30, 2001, we were in compliance with all such covenants. In connection with the extension of the maturity of the senior credit facility, our non-regulated subsidiaries provide guarantees and granted a security interest to the lenders in all of their personal property.

We also have $88 million in senior notes outstanding that we assumed when we acquired FHP International Corporation (“FHP”) in 1997. These notes mature on September 15, 2003, and bear interest at seven percent payable semiannually. In September 2001, we retired $12 million of the FHP senior notes by exchanging approximately 0.8 million shares of common stock for those notes. We reissued treasury stock to provide the common stock used in the exchange. The retirements resulted in a pretax extraordinary gain of $2 million ($0.9 million or $0.02 diluted earnings per share, net of tax), and a net equity increase of $10 million. The FHP notes share in the security granted under our amended and restated credit facility.

4.	Stockholders’ Equity

Minority Interest. In June 2000, PacifiCare and Compaq Computer Corporation (“Compaq”) agreed to jointly invest in a newly formed Internet company for seniors called SeniorCo, Inc. PacifiCare had majority ownership of approximately 80 percent of the outstanding voting shares at December 31, 2000. The 2000 operating results of this entity were included in our consolidated financial statements from the date of its formation, partially offset by the portion of operating results allocated to minority stockholders, primarily Compaq. In the first quarter of 2001, we purchased all of the outstanding stock of SeniorCo, Inc. from minority stockholders for $9 million. Of this amount, $6 million was paid to Compaq, as a return on their original investment of $8 million. No operating results were allocated to minority stockholders in 2001.

Restricted Stock Awards. In the first quarter of 2001, as part of an employee recognition and retention program, we granted 84,000 shares of our restricted common stock to certain employees in exchange for the cancellation of outstanding stock options to acquire approximately 1.5 million shares of our common stock with exercise prices per share of $53.00 or more. An additional 90,000 shares of restricted common stock were granted to others who did not participate in the option exchange. Restrictions on the 84,000 shares will expire on December 10, 2001 for holders who remain employees of PacifiCare on that date. Restrictions on the 90,000 shares will expire, and related charges are being amortized as earned over the vesting period, not exceeding four years. All shares of restricted stock were issued from our 1996 Officer and Key Employee Stock Option Plan, as amended. For employees, the amount of unearned compensation recorded is based on the market value of the shares on the date of issuance and is included as a separate component of stockholders’ equity. For non-employees, the amount of unearned compensation is based on the market value of the shares at each reporting period until the shares are vested. Unearned compensation totaled $2 million as of September 30, 2001. Related expenses (charged to selling, general and administrative expenses) were $0.8 million for the three months ended September 30, 2001 and $2 million for the nine months ended September 30, 2001. Approximately 3,000 restricted shares were forfeited during the nine months ended September 30, 2001.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2001
(unaudited)

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

As of September 30, 2001, we held approximately 13 million treasury shares valued at $658 million. These shares were purchased pursuant to the October 1999 program discussed above and prior repurchase programs. In September 2001, we reissued 0.8 million shares of treasury stock for the early retirement of debt. See Note 3, “Long-Term Debt.” We have reissued, and will continue to reissue these shares for our employee benefit plans or for other corporate purposes.

UniHealth Foundation Stock Purchase Agreement. In May 1999, we entered into a stock purchase agreement with UniHealth Foundation to repurchase up to 5.9 million shares of our common stock held by UniHealth Foundation. During 2000, we purchased 1.5 million shares for a total of $57 million under this agreement. In June 2001, we terminated our stock purchase agreement and agreed to extend the shelf registration for sale of our common stock held by UniHealth Foundation until June 2002.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2001
(unaudited)

5.	Impairment, Disposition, Restructuring, Office of Personnel Management (“OPM”) and Other Charges (Credits)

We recognized net pretax charges (credits) for the nine months ended September 30, 2001 and 2000 as follows:

				Diluted Loss
	Quarter	Pretax Charges	Net-of-Tax	(Earnings)
	Recognized	(Credits)	Amount	Per Share

	(amounts in millions, except per share data)
2001
Gain from contract termination agreement	First	$(1.2)	$(0.6)	$(0.02)
Restructuring change in estimate	First	0.3	0.1	—

Total impairment, disposition, restructuring and other credits	Total First	(0.9)	(0.5)	(0.02)

Restructuring change in estimate	Second	(0.3)	(0.1)	—

Total impairment, disposition, restructuring and other credits	Total Second	(0.3)	(0.1)	—

Debt offering costs	Third	3.1	1.5	0.04
Restructuring change in estimate	Third	(0.2)	(0.1)	—

Total impairment, disposition, restructuring and other charges	Total Third	2.9	1.4	0.04

		$1.7	$0.8	$0.02

2000
Restructuring charge	First	$9.0	$5.2	$0.14
Other changes in estimates	First	(3.4)	(2.0)	(0.05)
OPM credits	First	(3.0)	(1.7)	(0.05)

Total impairment, disposition, restructuring, OPM and other charges	Total First	2.6	1.5	0.04

Loss on disposition of Ohio HMO	Second	3.8	2.2	0.06
Restructuring change in estimate	Second	(1.0)	(0.6)	(0.01)

Total impairment, disposition, restructuring and other charges	Total Second	2.8	1.6	0.05

Gain from license termination agreement	Third	(6.9)	(3.8)	(0.11)
Loss on disposition of Ohio HMO	Third	0.5	0.2	0.01
Restructuring change in estimate	Third	(0.4)	(0.2)	(0.01)

Total impairment, disposition, restructuring, OPM and other credits	Total Third	(6.8)	(3.8)	(0.11)

		$(1.4)	$(0.7)	$(0.02)

Gain from Contract Termination Agreement. During the first quarter of 2001, we recognized credits of $1 million for a gain from a contract termination agreement.

Debt Offering Costs. During the third quarter of 2001, we recognized charges of $3 million for expenses related to our efforts to obtain senior note financing, which we discontinued during the third quarter of 2001.

Restructuring Charge and Restructuring Changes in Estimates.

January 2000. In January 2000, we announced a plan to strengthen our operations and improve our competitive advantage and growth opportunities. In connection with this plan, we recognized a restructuring charge of $9 million in the first quarter of 2000. This restructuring charge included severance and related employee benefits for employees whose positions were eliminated by December 31, 2000. The majority of the terminations were in the sales and marketing and human resources departments where the corporate and regional functions were centralized and consolidated. The total number of employees terminated was approximately 270. Of the 270 employees

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2001
(unaudited)

terminated, 210 have left and 60 employees, whose positions were eliminated, have accepted other positions within the company.

No increases to the January 2000 restructuring charge have been made. A total of $2 million of the restructuring charge was not required due to changes in estimates related to severance and related employee benefits and was released during 2000. During 2001, we recognized additional credits for changes in estimates and released $0.1 million in the first quarter and $0.1 million in the second quarter. We made severance payments totaling approximately $0.1 million to terminated employees during the quarter ended September 30, 2001. The remaining accrual will be relieved throughout 2001 and early 2002, as severance payments are completed. During 2000, we realized net annualized selling, general and administrative salary savings from the January 2000 restructuring of approximately $11 million as a result of centralization and consolidation of corporate and regional functions. We reinvested these savings in medical management and other infrastructure to help us operate in an increasingly risk-based environment.

December 2000. In the fourth quarter of 2000, an additional restructuring charge of $15 million was recognized in connection with our December announcement to further streamline our operations to enhance cost efficiency. Approximately $11 million of this restructuring charge was for severance and related employee benefits for employees whose positions were eliminated by August 2001. More than half of the reductions were related to sales and marketing positions, primarily for the Medicare+Choice program, resulting from our decision to limit new enrollment for 2001 in approximately 40 percent of our Medicare markets due to rising health care costs and insufficient federal funding. The remaining reductions affected many areas throughout the regions and our corporate headquarters. The $4 million balance of the December 2000 restructuring charge related to lease terminations for excess office space.

Of the 500 employees terminated, approximately 436 employees have left as of September 30, 2001, and approximately 64 employees, whose positions were eliminated, have accepted other positions within the company. The elimination of positions began January 2, 2001. During 2001, we recognized changes in the restructuring estimate relating to severance and related employee benefits. The $0.4 million charge in the first quarter was offset by a $0.2 million credit in the second quarter and a $0.2 million credit in the third quarter. During the quarter ended September 30, 2001, we paid approximately $2 million to terminated employees. We expect that $1 million of the remaining accrual will be paid by the end of 2001, and the remainder will be paid in 2002. Cash flows from operations are expected to fund the restructuring charge. During 2001, we expect net annual selling, general and administrative salary savings from our December 2000 restructuring of approximately $21 million as a result of streamlining our operations. We have, and expect to continue to reinvest these savings in medical management and other infrastructure that will help us operate in an increasingly risk-based environment.

The following table presents the restructuring activity:

	Pretax	2000	Balance at		Changes in	Balance at
	Charge	Activity	December 31, 2000	Payments	Estimate	September 30, 2001

	(amounts in millions)
January 2000 restructuring:
Severance and separation benefits	$9.0	$(6.7)	$2.3	$(1.2)	$(0.2)	$0.9

December 2000 restructuring:
Severance and separation benefits	11.0	—	11.0	(8.3)	—	2.7
Lease cancellations and commitments	4.2	—	4.2	(1.3)	—	2.9

Total December 2000 restructuring	15.2	—	15.2	(9.6)	—	5.6

	$24.2	$(6.7)	$17.5	$(10.8)	$(0.2)	$6.5

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2001
(unaudited)

Other Changes in Estimates. In the first quarter of 2000, we recognized credits for changes in estimates of $3 million. We successfully settled certain contingencies related to acquisitions and dispositions in 1997 and 1998 including pending and threatened litigation, as well as indemnifications made to the buyers of sold subsidiaries.

OPM Credits. In the first quarter of 2000, we recognized OPM credits of $3 million as a result of 1996 and 1997 Oklahoma HMO premiums received.

Loss on Disposition of Ohio HMO. In the second quarter of 2000, we recognized disposition charges of $4 million to exit our Ohio HMO operations. The charge included severance and legal costs. In the third quarter of 2000, we recognized additional disposition charges of $0.5 million as a result of changes in estimated legal costs. See Note 2, “Acquisitions and Dispositions.”

Gain From License Termination Agreement. In the third quarter of 2000, we recognized credits of $7 million for a gain from a license termination agreement relating to our subsidiary, Secure Horizons USA, Inc. The gain was a result of an early termination of the license agreement between Presbyterian HealthCare Services, Inc. and Secure Horizons USA, Inc.

6.	Commitments and Contingencies

Provider Instability and Insolvency. Our insolvency reserves include write-offs of certain uncollectable receivables from providers, and the estimated cost of unpaid health care claims normally covered by our capitation payments. Depending on state law, we may be held liable for unpaid health care claims that were previously the responsibility of the capitated provider and for which we have already paid capitation. These reserves also include estimates for potentially insolvent providers that we have specifically identified, where conditions indicate claims are not being paid or claim payments have slowed considerably. We continue to monitor the financial condition of our providers and will adjust our insolvency reserves as necessary. The balance of our insolvency reserves included in medical claims and benefit payable increased to $65 million at September 30, 2001 from $34 million at December 31, 2000. For further discussion of increases to our insolvency reserves, see Texas Physician Groups below.

To reduce insolvency risk, we have developed contingency plans that include shifting members to other providers and reviewing operational and financial plans to monitor and maximize financial and network stability. As capitation contracts are renewed for providers we have also taken steps, where feasible, to have security reserves established for insolvency issues. Security reserves are most frequently in the forms of letters of credit or segregated funds that are held in the provider’s name in a third party financial institution. The reserves are used to pay claims in the event a provider fails to timely pay such claims.

Texas Physician Groups. In the third quarter of 2001, we received and reviewed detailed claims information for two Texas physician groups, covering about 100,000 members, that declared bankruptcy in July. Based on this specific data, we revised our estimates of liability and concluded that our total exposure exceeded the security reserves we previously established for these providers. We therefore recorded $34 million in insolvency reserves for the three months ended September 30, 2001 as a result of physician group bankruptcies and other potentially insolvent providers in Texas. In addition to our insolvency exposure, our providers have deposited security reserves in third party institutions. Because our access to provider security reserves has, and may be subject to challenge by the provider group or other third parties at interest, we could incur additional charges for unpaid health care costs if we are ultimately denied access to these funds. A potential change in the contract status of these groups or new arrangements with other physicians to maintain care for our members may result in an increase in health care costs. See Forward Looking Information Under Private Securities Litigation Act of 1995, “Health Care Cost-Related Trends and Risk Factors.” Under Texas law, we are not liable for paying individual provider claims that are the financial responsibility of the capitated physician group to whom we have already paid capitation.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2001
(unaudited)

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

In the third quarter of 2000, we, along with six other HMOs loaned approximately $30 million to real estate entities affiliated with KPC. This loan was secured by certain real property owned by the KPC real estate entities. Our portion of this loan was approximately $10 million. A portion of each plan’s loan was used to pay outstanding physician and hospital claims for its members and operating expenses of certain KPC medical entities.

Because we believed that KPC’s financial condition was uncertain, we fully reserved both loans in the quarter each loan was made. In November 2000, KPC and its medical affiliates filed for reorganization under Chapter 11 of the bankruptcy code. KPC continues to liquidate its assets through the Chapter 11 bankruptcy code.

We are monitoring KPC’s bankruptcy as well as the financial condition of the KPC real estate entities, which are not included in the bankruptcy proceedings. KPC may assert claims against us for unpaid medical claims. As a result, we cannot be certain that our loans are the extent of our exposure. We believe that any ultimate insolvency liability would not materially affect our consolidated financial position. However, our evaluation of the likely impact of claims asserted against us could change in the future and an unfavorable outcome, depending on the amount and timing, could have a material effect on our results of operations or cash flows for a future period.

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

During the audit process, OPM may refer its findings to the United States Department of Justice (“DOJ”) if it believes that we knowingly overcharged the government or otherwise submitted false documentation or certifications in violation of the False Claims Act. Under the False Claims Act, an action can be considered knowingly committed if the government contractor acted with actual knowledge, or with reckless disregard or deliberate ignorance of the government’s rules and regulations. If the government were to win a False Claims Act

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2001
(unaudited)

lawsuit against us, the government could obtain the amounts overcharged and a trebling of these damages, plus interest and substantial civil penalties. The government could also permanently disqualify us from participating in all federal government programs. We have a number of pending audits that we are seeking to resolve with the DOJ. These audits claim that substantial amounts were overcharged. In addition, the DOJ has indicated an intention to seek additional recoveries under the False Claims Act in relation to some of these audits, which could include up to a trebling of any amounts that are found to have been overcharged.

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

OPM Litigation. We have contracts that were audited by the OIG that we acquired through our merger with FHP in 1997. The OIG and others allege that the former FHP Arizona, California, Colorado, Guam and Ohio HMO subsidiaries, as well as former FHP Illinois, New Mexico and Utah HMO subsidiaries that we sold in 1997 and 1998, substantially overcharged the government from 1990 through 1997. Several of these contract years have already been audited, but are yet to be settled. We responded to the audit reports, challenging many of the auditors’ assertions. The allegations were referred to the DOJ for review of potential claims under the False Claims Act.

The OIG conducted an audit of our Oregon HMO subsidiary. The OIG issued a draft audit report in July 1997, alleging that we substantially overcharged the government for contract years 1991 through 1996. We responded to this draft audit report in April 1998, strongly disagreeing with OIG’s claims. In March 2000, we were notified that the auditors had referred the above-mentioned audit report to the DOJ for review of potential claims under the False Claims Act. When our legal counsel met with the U.S. Attorney in May 2000, the U.S. Attorney stated that a letter would be sent specifying additional information that was needed. On April 9, 2001, we received a letter from the U.S. Attorney that specified the additional information that our Oregon subsidiary needs to supply. On August 2, 2001, our legal counsel sent a letter to the U.S. Attorney, responding to its questions for additional information. We entered into a rolling agreement with the U.S. Attorney extending the time in which the U.S. Attorney has to file a civil complaint until December 3, 2001.

The OIG conducted an audit of our California HMO subsidiary. The OIG issued a draft audit report in January 1998, alleging that we substantially overcharged the government for contract years 1993 through 1996. We responded to this draft audit report in May 1998, strongly disagreeing with OIG’s claims. In January 2001, we were notified that the auditors had referred the above-mentioned audit report to the DOJ for review of potential claims under the False Claims Act. We entered into a rolling agreement with the U.S. Attorney extending the time in which the U.S. Attorney has to file a civil complaint until January 31, 2002.

As indicated above, OPM has referred and may continue to refer its findings to the DOJ if OPM believes that we may have knowingly overcharged the government or otherwise submitted false documentation or certifications in violation of the False Claims Act. Under the False Claims Act, an action can be considered knowingly committed if the government contractor acted with actual knowledge, or with reckless disregard or deliberate ignorance of the government’s rules and regulations. If the government were to win a False Claims Act lawsuit against us with regard to any of the above matters, the government could obtain amounts overcharged and a trebling of these damages, plus interest and substantial civil penalties. The DOJ has indicated an intention to seek additional recoveries under the False Claims Act in relation to the above matters. The government could also permanently disqualify us from participating in all federal government programs.

We intend to continue to negotiate with OPM and the DOJ on any existing or future unresolved matters to attain a mutually satisfactory result. We cannot be certain that any ongoing future negotiations will be concluded

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2001
(unaudited)

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

Class Action Legal Proceedings. On November 21, 2000, Michael Russ filed a purported class action complaint against us and several of our present and former directors and executive officers in the Central District of California. This complaint was consolidated with other subsequent complaints into a single proceeding. The complaints relate to the period between October 27, 1999 and October 10, 2000 and primarily allege that we made false projections about our financial performance in 2000. The complaints seek an unspecified amount of damages plus attorneys’ fees. A consolidated class action complaint was filed on April 23, 2001, and on June 22, 2001 we filed a motion to dismiss the consolidated complaint. On October 19, 2001, the Court granted our motion and dismissed the complaint, but gave the plaintiffs permission to file an amended complaint. We deny all material allegations and intend to defend the actions vigorously.

On November 2, 1999, Jose Cruz filed a purported class action complaint against us, our California subsidiary, and FHP in the San Francisco Superior Court. On November 9, 1999, Cruz filed a first amended purported class action complaint that omitted FHP as a defendant. The amended complaint relates to the period from November 2, 1995 to the present and purports to be filed on behalf of all enrollees in our health care plans operating in California other than Medicare and Medicaid enrollees. The amended complaint alleges that we have engaged in unfair business acts in violation of California law, engaged in false, deceptive and misleading advertising in violation of California law and violated the California Consumer Legal Remedies Act. It also alleges that we have received unjust payments as a result of our conduct. The amended complaint seeks injunctive and declaratory relief, an order requiring the defendants to inform and warn all California consumers regarding our financial compensation programs, unspecified monetary damages for restitution of premiums and disgorgement of improper profits, attorneys’ fees and interest. We moved to compel arbitration and the Superior Court denied our motion. We filed an appeal from this denial, and the Court of Appeal affirmed the Superior Court’s decision. We have filed a petition asking the California Supreme Court to review the Court of Appeal’s affirmance. We deny all material allegations in the amended complaint and intend to defend the action vigorously.

On November 22, 1999, Debbie Hitsman filed a purported class action complaint against us in the United States District Court for the Southern District of Mississippi, Hattiesburg Division. The complaint relates to the period from November 22, 1995 to the present and purports to be on behalf of all enrollees in our health care plans other than Medicare and Medicaid enrollees. The complaint alleges causes of action for violations of the Racketeer Influenced and Corrupt Organizations Act “RICO”, and the Employee Retirement Income Security Act of 1974, or ERISA. The complaint seeks an unspecified amount of compensatory and treble damages, injunctive and restitutionary relief, attorneys’ fees, the imposition of a constructive trust and interest. On June 23, 2000, Hitsman filed and served an additional complaint as a purported part of a multi-district litigation proceeding known as In re Managed Care Litigation coordinated for pretrial proceedings in the United States District Court for the Southern District of Miami. Subsequently, Dr. Dennis Breen, Dr. Leonard Klay, Dr. Jeffrey Book and a number of other health care providers, along with several medical associations, including the California Medical Association, joined the In re Managed Care proceeding. These health care providers sued a number of managed care companies, including us, alleging that the companies’ claims processing systems automatically and impermissibly alter codes included on providers’ reimbursement/claims forms to reduce the amount of reimbursement, and that the companies impose unfair contracting terms on providers, impermissibly delay making capitated payments under their capitated contracts, and negotiate capitation payments that are inadequate to cover the costs of health care services provided.

In December 2000, the District Court granted our motion to compel arbitration of all of the Hitsman claims against us. The District Court also granted our motion to compel arbitration of all of Dr. Breen’s claims against us, except for his claims for violations of the RICO Act, and for his conspiracy and aiding and abetting claims that stem from contractual relationships with other managed care companies. We filed an appeal from the District Court’s partial

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2001
(unaudited)

denial of our Breen motion to compel arbitration. In April 2001, the District Court granted our motion to compel arbitration of all of Dr. Book’s claims except for his RICO claims and his conspiracy and aiding and abetting claims, but it denied our motion to compel arbitration by several other doctors because the District Court concluded that they were only pursuing conspiracy and aiding and abetting claims against us. We filed an appeal from the District Court’s partial denial of these motions to compel arbitration. The Court of Appeals consolidated our appeals and will hear those appeals in late 2001 or early 2002.

In March 2001, the District Court granted our motion to dismiss the Breen lawsuit, but gave the plaintiff permission to file an amended complaint. Such a complaint was filed at the end of March 2001, and we have filed a motion to dismiss this new complaint. A few months after our motion to dismiss was filed, the Court of Appeals stayed the Breen lawsuit pending its resolution of our consolidated appeals. In mid June 2001, the District Court granted our motion to dismiss the Hitsman lawsuit, but gave Hitsman permission to file an amended complaint. Instead of filing an amended complaint, Hitsman agreed to a dismissal of her case with prejudice. On July 24, 2001, the District Court entered an order dismissing the Hitsman case against us with prejudice. We deny all material allegations and intend to defend the actions vigorously.

In December 1997, William Madruga and others filed a purported class action suit against us and several of our directors and officers in the United States District Court for the Central District of California. The complaint alleges claims on behalf of purchasers of our common stock from February 14, 1997 through our November 24, 1997 announcement that earnings for the fourth quarter of 1997 would be lower than expected. The complaint primarily alleged that we previously omitted and/or misrepresented material facts with respect to our acquisition of FHP and our financial position. On October 9, 2001, the trial court dismissed the Madruga case with prejudice and without leave to amend. Plaintiffs have 60 days to file a notice of appeal to the Ninth Circuit Court of Appeals. We deny all material allegations and intend to defend the trial court’s decision vigorously on any appeal.

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

Other Litigation. We are involved in legal actions in the normal course of business, including claims from our members arising out of decisions to deny or restrict reimbursement for services and claims that seek monetary damages, including claims for punitive damages which are not covered by insurance. As we increase our medical management capabilities and take a more active oversight role in the treatment process, more claims relating to the denial or restriction of services may arise. In addition, we may be subject to more claims of this nature from our Medicare+Choice members that will be litigated in state court, rather than under the Medicare Act’s administrative review process, based on a recent California Supreme Court decision that the United States Supreme Court declined to review. Based on current information and review, including consultation with our lawyers, we believe any ultimate liability that may arise from these actions, including all OPM litigation, class action legal proceedings and industry litigation, would not materially affect our consolidated financial position, results of operations or cash flows. However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material effect on our results of operations or cash flows of a future period. For example, the loss of even one claim resulting in a significant punitive damage award could have a material adverse effect on our business. Moreover, our exposure to potential liability under punitive damage theories may decrease significantly our ability to settle these claims on reasonable terms.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2001
(unaudited)

7.	Earnings Per Share

We calculated the denominators for the computation of basic and diluted earnings per share as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(amounts in thousands)
Shares outstanding at the beginning of the period (excluding 171 shares of restricted common stock for the three months ended September 30, 2001)	33,578	34,904	33,454	37,252
Weighted average number of shares issued (acquired):
Treasury stock reissued (acquired)	112	(252)	117	(1,891)
Stock options exercised	—	4	—	73

Denominator for basic earnings per share	33,690	34,656	33,571	35,434
Employee stock options and other dilutive potential common shares (1)	83	206	271	198

Denominator for diluted earnings per share	33,773	34,862	33,842	35,632

(1)	Certain options to purchase common stock were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock for the periods presented. For the three months ended September 30, 2001 and 2000, these weighted options outstanding totaled 6.1 million and 6.4 million, respectively (with exercise prices ranging from $15.40 to $114.00 per share). For the nine months ended September 30, 2001 and 2000, these weighted options outstanding totaled 6.5 million and 6.3 million, respectively (with exercise prices ranging from $24.69 to $114.00 per share).

8.	Comprehensive Income

Comprehensive income represents our net income plus changes in equity, other than those changes resulting from investments by, and distributions to our stockholders. Such changes include unrealized gains or losses on our available-for-sale securities. Comprehensive income totaled $30 million for the three months ended September 30, 2001 and $61 million for the nine months ended September 30, 2001. Our comprehensive income totaled $13 million for the three months ended September 30, 2000 and $159 million for the nine months ended September 30, 2000.

9.	Future Application of Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Excluding any impairment charges, we expect application of the goodwill nonamortization provisions of SFAS No. 142 to result in an increase in net income of approximately $56 million in 2002.

During 2002, we will perform the first of the required goodwill impairment tests as of January 1, 2002. The tests for measuring goodwill impairment under SFAS No. 142 are more stringent than the existing tests required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under SFAS No. 121, we use an undiscounted cash flow model when assessing the fair value of our reporting units, which has not resulted in the recognition of goodwill impairment to date in 2001. Under SFAS No. 142, we will be

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2001
(unaudited)

required to use discounted cash flow methodology when assessing the fair values of our reporting units, which will likely result in impairment charges. We expect to record such impairment charges as the cumulative effect of a change in accounting principle as of January 1, 2001. Because of the magnitude of our $2.2 billion net goodwill and intangibles asset balance as of September 30, 2001, it is likely that impairment charges, although non-cash, will have a material adverse effect on our financial position. However, the impairment charges will not affect operating income or cash flows.

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

Events significant to our business in 2001 have included the following:

•	In September 2001, we announced our intention to reduce benefits and increase premiums in our Medicare+Choice health plan in 2002. These actions will affect the majority of our 1 million members currently enrolled in Medicare+Choice health plan and may result in disenrollment of some of our Medicare membership in counties where we continue to offer plans. In addition, we plan to withdraw our Medicare+Choice products in 44 counties in Arizona, California, Oklahoma, Oregon, Texas and Washington. This withdrawal will affect approximately 64,000 members, representing about six percent of our Medicare health maintenance organization (“HMO”) membership as of September 30, 2001. The effective date for this withdrawal is January 1, 2002.

•	In the third quarter of 2001, we recorded $34 million ($17 million or $0.49 diluted loss per share, net of tax) in insolvency reserves as a result of two physician group bankruptcies, and other potentially insolvent providers in Texas.

•	In September 2001, we retired $12 million of the FHP International Corporation (“FHP”) senior notes that we assumed when we acquired FHP in 1997 by exchanging approximately 0.8 million shares of common stock for those notes. We reissued treasury stock to provide the common stock used in the exchange. Retirement of these notes resulted in a pretax extraordinary gain of $2 million ($0.9 million or $0.02 diluted earnings per share, net of tax), and a net equity increase of $10 million. See Notes 3 and 4 of the Notes to Condensed Consolidated Financial Statements.

•	In August 2001, we executed an amendment to our existing senior credit facility with our lenders to extend its maturity date. The amended and restated credit facility matures on January 2, 2003, and provides for a $650 million term loan and a $150 million revolving line of credit. In connection with the extension of the maturity of the senior credit facility, our non-regulated subsidiaries provide guarantees and granted a security interest to the lenders in all of their personal property. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

•	Effective May 1, 2001, we withdrew our commercial HMO and point-of-service (“POS”) products from 15 Colorado counties. This withdrawal affected approximately 25,000 commercial HMO and POS members. We retained our commercial HMO products in other Colorado counties where the vast majority of our members reside. Qualified employers may apply for our preferred provider organization (“PPO”), which is not affected by this service area change.

•	Effective March 1, 2001, we withdrew our commercial HMO product from 24 Texas counties. This exit affected approximately 3,000 members.

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

Generally, since the Balanced Budget Act of 1997 went into effect, annual premium increases for Medicare+Choice members have not kept pace with increases in the costs of health care. Such shortfalls in Medicare+Choice premiums compared to our health care service expenses in some of our operating areas contributed to our decision to cease offering or freeze enrollment in our Medicare+Choice products in various counties in 2000, 2001 and 2002. The following table provides information on the number of counties where we did or will offer our Medicare+Choice products as of the dates indicated. Additionally, it provides information on the number of counties for which we originally contracted with CMS to offer our Medicare+Choice products, as of the beginning of each year indicated.

	January 1,	September 30,	December 31,
	2002 (1)	2001	2000

Counties for which we originally contracted with CMS to offer Medicare+Choice products	68	104	123
Counties in which we have frozen enrollment or exited subsequent to the original contract dates	(4)	(34)	(41)

Counties in which we offer Medicare+Choice products	64	70	82

(1)	Based on our September 17, 2001 adjusted community rate proposal filing with CMS.

We might also choose to freeze enrollment or set capacity limits in some counties in 2002.

Other Income. Other income consists of revenue we receive from administrative services we offer through our specialty products and services companies. For example, PacifiCare Life and Health Insurance is paid a fee per claim processed rather than a premium, for the services that it provides. Prescription Solutions generates mail-service revenue where we, rather than network retail pharmacies, collect the member copayments. We provide similar administrative services to employer groups that want to be self-insured for behavioral health services and dental and vision services.

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

During 2000, health care providers increasingly demanded risk-based contracts. The trend away from capitated contracts to risk-based and fee-for-service agreements continues, especially for hospital services. The percentages of membership by contract type at September 30, 2001, December 31, 2000 and September 30, 2000 were as follows:

	Hospital			Physician

	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2001	2000	2000	2001	2000	2000

Commercial
Capitated	49%	57%	59%	80%	84%	85%
Risk-based/fee-for-service	51%	43%	41%	20%	16%	15%
Medicare
Capitated	60%	65%	61%	80%	87%	87%
Risk-based/fee-for-service	40%	35%	39%	20%	13%	13%
Total
Capitated	52%	59%	60%	80%	85%	86%
Risk-based/fee-for-service	48%	41%	40%	20%	15%	14%

We have experienced a significant increase in our health care service expenses as we have increasingly covered our membership through risk-based contracts. Our profitability declined beginning with the third quarter of 2000 because we did not fully anticipate the extent to which health care providers would shift to risk-based contracts. The shift toward risk-based contracts exposed us to increased health care costs that we did not fully anticipate in our pricing and underwriting decisions when we designed and priced our products for 2000 and 2001.

Three and Nine Months Ended September 30, 2001 Compared to Three and Nine Months Ended September 30, 2000

Membership. Total HMO and other commercial membership decreased 12 percent to approximately 3.6 million members at September 30, 2001 from approximately 4.1 million members at September 30, 2000. Our total HMO membership excludes employer self-funded members, PPO and indemnity members and Medicare supplement members.

	As of September 30, 2001			As of September 30, 2000

	Commercial	Medicare	Total	Commercial	Medicare	Total

HMO Membership Data:
Arizona	151,800	110,100	261,900	120,100	99,900	220,000
California	1,614,000	509,800	2,123,800	1,838,000	565,700	2,403,700
Colorado	205,700	60,800	266,500	287,200	76,100	363,300
Guam	42,200	—	42,200	51,600	—	51,600
Nevada	36,200	31,800	68,000	33,500	31,900	65,400
Ohio	—	—	—	42,400	4,700	47,100
Oklahoma	93,300	32,100	125,400	90,000	30,800	120,800
Oregon	94,400	27,900	122,300	104,800	32,300	137,100
Texas	214,300	157,600	371,900	322,200	122,300	444,500
Washington	79,000	61,200	140,200	100,200	62,300	162,500

Total HMO membership	2,530,900	991,300	3,522,200	2,990,000	1,026,000	4,016,000

Other Commercial Membership Data:
Employer self-funded	36,900	—	36,900	61,500	—	61,500
PPO and indemnity	41,800	—	41,800	37,200	—	37,200
Medicare supplement	11,100	—	11,100	—	—	—

Total other commercial membership	89,800	—	89,800	98,700	—	98,700

Total HMO & other commercial membership	2,620,700	991,300	3,612,000	3,088,700	1,026,000	4,114,700

	As of September 30, 2001			As of September 30, 2000

	PacifiCare			PacifiCare
	HMO	Unaffiliated	Total	HMO	Unaffiliated	Total

Pharmacy Benefit Management, Dental and Behavioral Health Membership:
Pharmacy benefit management (1)	3,522,200	1,042,900	4,565,100	4,016,000	619,800	4,635,800
Dental (2)	647,200	208,900	856,100	924,800	269,900	1,194,700
Behavioral health (2)	2,420,700	1,362,500	3,783,200	2,381,400	1,153,800	3,535,200

(1)	Pharmacy benefit management PacifiCare HMO membership represents members that are in our commercial or Medicare HMO. All of these members either have a prescription drug benefit or are able to purchase their prescriptions utilizing our retail network contracts or our mail service.

(2)	Dental and behavioral health PacifiCare HMO membership represents members that are in our commercial HMO that are also enrolled in our dental or behavioral health plan.

Commercial HMO membership decreased approximately 15 percent at September 30, 2001 compared to the same period in the prior year primarily due to a:

•	Decrease of 224,000 members in California primarily due to premium renewal increases and provider network disruptions;

•	Decrease of 107,900 members in Texas primarily due to premium renewal increases and provider network disruptions;

•	Decrease of 81,500 members in Colorado, primarily attributable to premium rate increases that averaged 14 percent in 2001 and 2001 county exits; and

•	Decrease of 42,400 members as a result of our exit of all HMO operations in Ohio.

Medicare membership decreased approximately three percent at September 30, 2001 compared to the same period in the prior year primarily due to a:

•	Decrease of 76,700 members primarily as a result of 2000 and 2001 county exits, capacity waivers and voluntary closure notices in California, Colorado, Oregon and Washington; and

•	Decrease of 4,700 members as a result of our exit of all HMO operations in Ohio; partially offset by an

•	Increase of 45,500 members in Texas and Arizona primarily due to competitor exits in areas where Secure Horizons remained.

Employer self-funded membership decreased by 40 percent at September 30, 2001 compared to the same period in the prior year due to membership losses in Texas and Ohio. PPO and indemnity membership at September 30, 2001 remained comparable to the same period in the prior year.

Pharmacy benefit management unaffiliated membership at September 30, 2001 increased approximately 68 percent compared to the same period in the prior year, due to increases in new membership from additional customers of approximately 446,400 members, partially offset by membership losses of approximately 23,300 members, primarily in connection with the loss of three customers.

Dental PacifiCare HMO membership at September 30, 2001 decreased approximately 30 percent compared to the same period in the prior year, primarily due to membership losses in California, Arizona, Washington and Oregon, partially offset by additional membership in Texas, Oklahoma and Nevada. Dental unaffiliated membership at September 30, 2001 decreased approximately 23 percent compared to the same period in the prior year, due to membership losses in California.

Behavioral health PacifiCare HMO membership at September 30, 2001 increased approximately two percent compared to the same period in the prior year, primarily due to additional membership in California mainly related to the passage of mental health parity legislation, partially offset by membership losses in Arizona, Colorado and Texas. Behavioral health unaffiliated membership at September 30, 2001 increased approximately 18 percent compared to the same period in the prior year, primarily due to additional membership in Oregon.

Commercial Premiums. Commercial premiums include results from our specialty HMO and indemnity insurance operations. Commercial premiums decreased four percent or $44 million for the three months and decreased one percent or $32 million for the nine months ended September 30, 2001 compared to the same periods in the prior year as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2001

	(amounts in millions)
Net membership decreases (excluding Ohio), primarily in California, Texas and Colorado	$(156)	$(348)
Premium rate increases that averaged approximately 13 percent for the three months and 11 percent for the nine months ended September 30, 2001	131	356
Net membership losses resulting from the disposition of our Ohio HMO	(19)	(60)
The inclusion of premiums from the Harris acquisition	—	20

Decrease over prior year	$(44)	$(32)

Medicare Premiums. Medicare premiums increased seven percent or $104 million for the three months and eight percent or $369 million for the nine months ended September 30, 2001 compared to the same periods in the prior year as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2001

	(amounts in millions)
Premium rate increases that averaged approximately nine percent for the three months and eight percent for the nine months ended September 30, 2001	$151	$399
Net membership decreases (excluding Ohio), primarily in California and Colorado	(40)	(25)
Net membership losses resulting from the disposition of our Ohio HMO	(7)	(25)
The inclusion of premiums from the Harris acquisition	—	20

Increase over prior year	$104	$369

Other Income. Other income increased 31 percent or $11 million for the three months and 18 percent or $18 million for the nine months ended September 30, 2001 compared to the same periods in the prior year. The increases were primarily due to higher rebates, increased billings for new unaffiliated customers and increased mail-service revenues of our pharmacy benefit management company, Prescription Solutions.

Net Investment Income. Net investment income decreased eight percent to $26 million for the three months ended September 30, 2001, compared to the three months ended September 30, 2000. Net investment income increased 14 percent to $89 million for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. The decrease for the three months ended September 30, 2001 was primarily due to lower pretax rates of return as a result of Federal Reserve rate reductions in 2001. The increase for the nine months ended September 30, 2001 was due to higher overall invested balances and higher realized gains compared with the same period in the prior year. Net realized gains totaled $3 million for the three months and $10 million for the nine months ended September 30, 2001 compared to a net realized gain of $0.1 million for the three months and a net realized loss of $0.8 million for the nine months ended September 30, 2000.

Consolidated Medical Loss Ratio. The consolidated medical loss ratio (health care services as a percentage of premium revenue) changed for the three and nine months ended September 30, 2001 compared to the same periods in the prior year as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Medical loss ratio (reported):
Consolidated	89.2%	89.7%	89.8%	86.9%
Commercial	89.5%	87.9%	89.4%	84.3%
Medicare	89.0%	91.0%	90.0%	88.8%

2001 Changes in Estimates. During the three months ended September 30, 2001, we recorded changes in estimates as follows:

•	Insolvency reserves. In the third quarter of 2001, we received and reviewed detailed claims information for two Texas physician groups that declared bankruptcy in July. Based on this specific data, we revised our estimates of liability and concluded that our total exposure exceeded the security reserves we previously established for these providers. We therefore recorded $34 million ($17 million or $0.49 diluted loss per share, net of tax) in insolvency reserves for the three months ended September 30, 2001 as a result of physician group bankruptcies and other potentially insolvent providers in Texas. For further discussion of insolvency reserves, see Forward Looking Information under the Private Securities Litigation Act of 1995, “Health Care Cost-Related Trends and Risk Factors – Insolvency” and Note 6 of the Notes to Condensed Consolidated Financial Statements.

•	Contract settlements and other changes. For the three months ended September 30, 2001, we recorded $33 million ($16 million or $0.48 diluted earnings per share, net of tax) in favorable changes in estimates related primarily to nonrecurring contract settlements. These settlements totaled $27 million ($13 million or $0.39 diluted earnings per share, net of tax), and resulted from favorable resolution of contract issues we had with various providers, customers and vendors. The remaining $6 million ($3 million or $0.09 earnings per share) of favorable changes in estimates represent reserves for incurred but not reported or not paid (“IBNR”) claims for prior 2001 periods. For further discussion of our health care cost trends, see Forward Looking Information under the Private Securities Litigation Act of 1995, “Health Care Cost-Related Trends and Risk Factors.”

The pretax charges (credits) and loss (earnings) per share amounts relating to the changes in estimates for the three months ended September 30, 2001 are summarized in the following table:

	Pretax Charges (Credits)			Diluted Loss (Earnings) Per Share

	Commercial	Medicare	Total	Commercial	Medicare	Total

	(amounts in millions, except per share data)
Insolvency reserves	$11	$23	$34	$0.16	$0.33	$0.49
Contract settlements and other changes	(6)	(27)	(33)	(0.09)	(0.39)	(0.48)

	$5	$(4)	$1	$0.07	$(0.06)	$0.01

2000 Changes in Estimates. During the three months and nine months ended September 30, 2000, we recorded changes in estimates as follows:

•	IBNR reserves. In the third quarter of 2000, we received additional claims information relating to new shared-risk provider contracts. Our year-to-date experience as of September 30, 2000 indicated that daily hospital costs under the new shared-risk arrangements were generally consistent with expectations. However, member utilization was considerably higher than we had contemplated in our initial health care cost estimates for 2000, and membership under shared-risk hospital arrangements increased by approximately 1.2 million members during the nine months ended September 30, 2000. The combination of these factors more than offset the ability of our increased medical staffing in 2000 to manage health care costs, leading to an increase in our medical claims and benefits payable estimates. Third quarter 2000 health care costs included $24 million ($13 million or $0.38 diluted loss per share, net of tax) of changes in estimates for shared-risk claims incurred but not reported, relating to the first and second quarters of 2000. Of the total, $14 million ($8 million or $0.22 diluted loss per share, net of tax) related to our commercial business and $10 million ($5 million or $0.16 diluted loss per share, net of tax) related to our Medicare business.

•	Insolvency reserves. In the third quarter of 2000, we loaned one provider $10 million that has not been collected. Because of the financial instability of this provider, we fully reserved this loan. Including this write off and other provider insolvency reserves, third quarter 2000 health care costs increased by an additional $24 million ($13 million or $0.38 diluted loss per share, net of tax). Of the total, $10 million ($5 million or $0.16 diluted loss per share, net of tax) related to our commercial business, and $14 million ($8 million or $0.22 diluted loss per share, net of tax) related to our Medicare business.

•	Provider settlement. In the first quarter of 2000, we favorably resolved prior-period estimates relating to a provider contract. As a result, health care costs for the nine months ended September 30, 2000 were reduced by $9 million ($5 million or $0.14 diluted earnings per share, net of tax), of which $6 million related to our commercial business.

The pretax charges and loss per share amounts relating to the changes in estimates for the three months ended September 30, 2000 are summarized in the following table:

	Pretax Charges			Diluted Loss Per Share

	Commercial	Medicare	Total	Commercial	Medicare	Total

	(amounts in millions, except per share data)
IBNR reserves	$14	$10	$24	$0.22	$0.16	$0.38
Insolvency reserves	10	14	24	0.16	0.22	0.38

	$24	$24	$48	$0.38	$0.38	$0.76

The medical loss ratios excluding the changes in estimates discussed above were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Medical loss ratios, excluding changes in estimates:
Consolidated	89.2%	88.0%	89.8%	87.0%
Commercial	89.1%	86.0%	89.4%	84.5%
Medicare	89.2%	89.5%	90.0%	88.9%

Commercial Medical Loss Ratio. The commercial medical loss ratio includes results from our specialty HMO and indemnity insurance operations. In addition to the changes in estimates discussed previously, the commercial medical loss ratios for the three and nine months ended September 30, 2001 increased compared to the same periods in the prior year due to:

•	Higher inpatient, physician, outpatient and emergency service utilization under fee-for-service or risk-based contracts; and

•	Higher prescription drug costs; partially offset by

•	Premium rate increases.

Medicare Medical Loss Ratio. In addition to the changes in estimates discussed previously, the Medicare medical loss ratio decreased for the three months ended September 30, 2001 compared to the same period in the prior year due to:

•	Lower prescription drug costs due to benefit cutbacks; and

•	Premium rate increases including the Benefits Improvement and Protection Act of 2000 (“BIPA”), effective March 1, 2001.

In addition to the changes in estimates discussed previously, the Medicare medical loss ratio increased for the nine months ended September 30, 2001 compared to the same period in the prior year due to:

•	Higher inpatient, outpatient and emergency service utilization under fee-for-service or risk-based contracts; largely offset by

•	Premium rate increases including BIPA, effective March 1, 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased two percent to $310 million for the three months ended September 30, 2001, compared to the three months ended September 30, 2000. The increase was primarily due to higher compensation costs and health plan legal settlements incurred in the ordinary course of business. Selling, general and administrative expenses decreased 0.3 percent to $897 million for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. For the three and nine months ended September 30, 2001, selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income) decreased compared to the same periods in the prior year primarily due to higher operating revenue in 2001.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income)	10.5%	10.6%	10.1%	10.6%

Impairment, Disposition, Restructuring, Office of Personnel Management (“OPM”) and Other Charges (Credits). We recognized a net pretax charge of $2.9 million ($1.4 million or $0.04 diluted loss per share, net of tax) for the three months ended September 30, 2001. For the nine months ended September 30, 2001, we recognized net pretax charges of $1.7 million ($0.8 million or $0.02 diluted loss per share, net of tax). See Note 5 of the Notes to Condensed Consolidated Financial Statements.

Operating Income. Operating income increased 30 percent to $50 million for the three months ended September 30, 2001, compared to the three months ended September 30, 2000. Operating income decreased 55 percent to $146 million for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. Factors contributing to the changes are discussed above.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Operating income as a percent of operating revenue	1.7%	1.3%	1.6%	3.8%

Interest Expense. Interest expense decreased 13 percent for the three months and eight percent for the nine months ended September 30, 2001 compared to the same periods in the prior year due to:

•	Lower outstanding debt balances due to payments made on our credit facility during 2000 and 2001; and

•	Lower overall interest rates paid on our credit facility, as a result of Federal Reserve rate reductions in 2001.

For a discussion of our credit facility, see Forward Looking Information under the Private Securities Litigation Act of 1995, “Liquidity and Capital Resources.”

Provision for Income Taxes. The effective income tax rate was 51.4 percent for the nine months ended September 30, 2001 compared with 44.1 percent for the nine months ended September 30, 2000. Because of lower 2001 earnings, the non-deductible goodwill amortization expense is a higher percentage of pretax income, increasing our 2001 effective income tax rate.

Liquidity and Capital Resources

Operating Cash Flows. Our consolidated cash, equivalents and marketable securities of $2.1 billion at September 30, 2001 was comparable to December 31, 2000.

Cash flows provided by operations, excluding the impact of deferred revenue, were $91 million at September 30, 2001 compared to cash flows provided by operations, excluding the impact of deferred revenue of $412 million at September 30, 2000. The decrease was primarily related to changes in assets and liabilities as discussed below in “Other Balance Sheet Explanations.”

Investing Activities. For the nine months ended September 30, 2001, we used $329 million for investing activities compared to $25 million provided by investing activities during the nine months ended September 30, 2000. The purchase of marketable securities resulted in the majority of the $354 million net decrease over the prior period. We purchased longer duration marketable securities with higher yields during a period of falling interest rates. This compared to a net $97 million of securities sold during the same period in the prior year to provide cash to fund the Harris acquisition and share repurchases.

Financing Activities. For the nine months ended September 30, 2001, we used $51 million of cash in financing activities compared to $290 million used in financing activities for the same period in the prior year. The changes were as follows:

•	We repurchased 3.2 million shares of our common stock during the first nine months of 2000 for $162 million under our stock repurchase program. No shares were repurchased during the same period in 2001;

•	We paid a net $30 million on our credit facility during the first nine months of 2001 compared to a net $138 million for the same period in 2000. For a discussion of our credit facility, see Forward Looking Information Under the Securities Litigation Act of 1995, “Liquidity and Capital Resources;”

•	We paid a total of $12 million in amendment fees and expenses during the first nine months of 2001 in connection with the extension of our credit facility;

•	There were no material proceeds from issuing common shares during the first nine months of 2001 compared to $2 million received during the same period in 2000; and

•	We paid $9 million to minority stockholders for all their outstanding stock of our consolidated minority subsidiary during the first nine months of 2001 compared to $8 million received from minority stockholders investing in our consolidated minority subsidiary during the same period in 2000.

Other Balance Sheet Change Explanations

Receivables, Net. Receivables as of September 30, 2001, net decreased $20 million from December 31, 2000 as follows:

•	$30 million decrease in premium receivables, primarily related to a reduction in membership and an increase in collection efforts to reduce the overall aging of our receivables, partially offset by premium rate increases; and

•	$25 million decrease in provider receivables, primarily due to a reduction in provider incentive and capitation receivables; partially offset by

•	$22 million increase in other receivables, due primarily to receivables related to various pharmacy and provider contract settlements; and

•	$13 million increase in trade receivables, due to higher rebates and increased billings for new unaffiliated pharmacy benefit management customers.

Goodwill and Intangible Assets, Net. Goodwill and intangible assets as of September 30, 2001 decreased $61 million from December 31, 2000 due to goodwill and intangible amortization expense. As more fully described in Note 9 of the Notes to Condensed Consolidated Financial Statements, we expect to incur a one-time charge in connection with our adoption of Statements of Financial Accounting Standards (“SFAS”) Nos. 141 and 142 during the quarter ended March 31, 2002.

Medical Claims and Benefits Payable. The majority of our medical claims and benefits payable represent liabilities related to our risk-based contracts. Under risk-based contracts, claims are payable once incurred and cash disbursements are made to health care providers for services provided to members after the related claim has been submitted and adjudicated. Under capitated contracts, health care providers are prepaid on a fixed-fee per-member per-month basis, regardless of the services provided to members. The liabilities that arise for capitated contracts relate to timing issues primarily due to membership changes that may occur. As of September 30, 2001, approximately 76 percent of medical claims and benefits payable are attributable to risk-based contracts.

Medical claims and benefits payable as of September 30, 2001 decreased $132 million from December 31, 2000 as follows:

•	$110 million decrease in claims incurred but not reported or not paid due to membership declines, claims processing productivity improvements that resulted in faster claims payments and the reduction of older, high dollar claims;

•	$27 million decrease in withhold pools due to the payment of administered claims for previously capitated providers that switched to fee-for-service arrangements and additional decreases related to risk program settlements, which offset provider receivables;

•	$11 million decrease related to the amortization of premium deficiency reserves, primarily for Harris;

•	$8 million decrease in capitation liabilities primarily due to payments of capitation to settle contracts with terminated providers; and

•	$7 million decrease in other reserves; partially offset by

•	$31 million net increase in insolvency reserves due to physician group bankruptcies, and other potentially insolvent providers in Texas.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities as of September 30, 2001 increased $42 million from December 31, 2000 primarily due to the timing of 2001 income tax payments.

Long-Term Debt and Stockholders’ Equity. In September 2001, we retired $12 million of the FHP senior notes by exchanging approximately 0.8 million shares of common stock for those notes. We reissued treasury stock to provide the common stock used in the exchange. The retirements resulted in a pretax extraordinary gain of $2 million ($0.9 million or $0.02 diluted earnings per share, net of tax), and a net equity increase of $10 million. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

New Accounting Pronouncements. See Note 9 of the Notes to Condensed Consolidated Financial Statements for a discussion of the future application of accounting standards.

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

Revenue-Related Trends and Risk Factors. The following are trends and risks relating to our revenue:

Medicare Participation. We have reduced our participation in the Medicare+Choice program, which has accounted for approximately 60 percent of our total premiums in each year since 1998, because of shortfalls in Medicare+Choice premiums compared to our health care service expenses and increased Medicare administration costs. Such shortfalls contributed to our decision to cease offering or freeze enrollment in our Medicare+Choice products in various counties in 2000, 2001 and 2002. The following table provides information on the number of counties where we did or will offer our Medicare+Choice products as of the dates indicated. Additionally, it provides information on the number of counties for which we originally contracted with CMS to offer our Medicare+Choice products, as of the beginning of each year indicated.

	January 1,	September 30,	December 31,
	2002 (1)	2001	2000

Counties for which we originally contracted with CMS to offer Medicare+Choice products	68	104	123
Counties in which we have frozen enrollment or exited subsequent to the original contract dates	(4)	(34)	(41)

Counties in which we offer Medicare+Choice products	64	70	82

(1)	Based on our September 17, 2001 adjusted community rate proposal filing with CMS.

We might also choose to freeze enrollment or set capacity limits in some counties in 2002. We also expect to experience attrition, which may be significant, in our Medicare+Choice membership as we scale back benefits under our Medicare+Choice products to attempt to sustain reasonable margins. We cannot predict the magnitude of this attrition. We will continue to reduce our participation in the Medicare+Choice program if federal funding for the Medicare+Choice program does not increase. To the extent that we continue to reduce our participation in the Medicare+Choice program, our revenue will decline unless lost revenue from our Medicare+Choice products is replaced with revenue from other sources, such as our new Medicare supplement product offerings or other lines of business. Our Medicare supplement product will target individuals who are newly Medicare-eligible or who are exiting Medicare+Choice plans. We expect to initially offer this product in the fourth quarter of 2001 in seven of the states where we currently offer our Medicare+Choice products. In 2002, we intend to market our Medicare supplement product in nine additional states. We cannot predict whether we will be able to replace some or all of our lost revenue from our Medicare+Choice products with new sources of revenue. Without a replacement for any lost revenue from our Medicare+Choice products, our results of operations could be adversely affected, for example by increasing our administrative costs as a percentage of our revenue.

Premiums. Of our commercial business, more than 50 percent of our membership renews on January 1 of each year, with premiums that are generally fixed for a one-year period. In addition, each of our subsidiaries that offers Medicare+Choice products must submit adjusted community rate proposals, generally by county or service area, to CMS, by July 1 for each such product that will be offered in a subsequent year. As a result, increases in the costs of health care services in excess of the estimated future health care costs reflected in the premiums or the adjusted community rate proposals generally cannot be recovered in the applicable contract year through higher premiums or benefit designs. Many factors, including health care costs that rise faster than premium increases, increases in utilization and regulatory changes, could cause actual health care costs to exceed what was estimated and reflected in premiums. To the extent that such excesses occur, our results of operations will be adversely affected.

Underwriting. We use our underwriting systems to establish and assess premium rates based upon accumulated actuarial data, with adjustments for factors such as claims experience and hospital and physician contract changes. We have made significant progress in enhancing our actuarial and underwriting capabilities so that we are able to better price our commercial products, particularly in light of the continuing shift away from capitated contracts to risk-based contracts, and make market exit decisions for unprofitable Medicare+Choice markets. The further development and implementation of these capabilities is an ongoing process that will continue for a period of time. To the extent that we are not able to develop and implement these capabilities in a timely and cost effective manner, our results of operations and cash flows may be materially and adversely affected.

Membership and Premium Risk Factors. A loss of profitable membership or an inability to achieve expected premium increases could negatively affect our financial position, results of operations or cash flows. Factors that could contribute to the loss of membership or lower premiums include:

•	The inability of our marketing and sales plans to attract new customers or retain existing customers;

•	The effect of premium increases, benefit changes and member-paid supplemental premiums and copayments on the retention of existing members and the enrollment of new members;

•	Our exit from selected service areas, including Medicare+Choice markets;

•	Our limits on enrollment of new Medicare+Choice members in selected markets, through a combination of capacity waivers and voluntary closure notices;

•	Reductions in work force by existing customers and/or buy-downs in benefits by existing customers;

•	Negative publicity and news coverage or threats of litigation;

•	Our failure to successfully complete and/or integrate acquisitions; and

•	The loss of key sales and marketing employees.

Health Care Cost-Related Trends and Risk Factors. Our profitability depends, in part, on our ability to control health care costs while providing quality care. Our primary focus is securing cost-effective physician, hospital and other health care contracts to maintain a qualified network in each geographic area we serve.

We have experienced a significant increase in our health care costs as a greater proportion of our membership was covered through risk-based hospital and physician contracts. In 2000, we experienced significantly higher health care costs for members served under provider agreements that shifted from capitated contracts to risk-based contracts. For percentages of membership by contract type, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Expenses – Commercial and Medicare Health Care Services.” We expect this shift to risk-based contracts to continue, including planned transitions in Texas and Oklahoma.

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

As a result of these trends, the following are risks relating to our health care costs:

•	Utilization. Under risk-based contracts, we risk incurring higher than expected health care costs due to increased utilization of hospital and physician services. To reduce the risk of higher than medically warranted utilization, we are focusing on developing medical management programs to manage health care costs, investing in the development of systems to monitor and manage the utilization of health care services, while maintaining quality of care, and renegotiating provider contracts to reduce costs. Our consolidated medical loss ratio could continue to increase if our programs for controlling utilization are not successful and we are not able to increase premiums appropriately to offset the cost of such utilization increases.

•	Insolvency. We maintain insolvency reserves that include estimates for potentially insolvent providers, where conditions indicate claims are not being paid or have slowed considerably. In the third quarter of 2001, we received and reviewed detailed claims information for two Texas physician groups that declared bankruptcy in July. Based on this specific data, we revised our estimates of liability and concluded that our total exposure exceeded the security reserves we previously established for these providers. We therefore recorded $34 million ($17 million or $0.49 million diluted loss per share, net of tax) in insolvency reserves for the three months ended September 30, 2001 as a result of physician group bankruptcies and other potentially insolvent providers in Texas. Other providers with whom we have capitated contracts could become insolvent. Depending on states' laws, we may be held liable for unpaid health care claims that were previously the responsibility of the capitated provider and for which we have already paid capitation. To reduce this insolvency risk, we have developed contingency plans that include shifting members to other providers and reviewing operational and financial plans of providers to monitor and maximize financial and network stability. We may also incur additional health care costs in the event of provider instability where we are unable to agree upon a contract that is mutually beneficial. These costs may be incurred when we need to contract with other providers at less than cost-effective rates to continue providing health care services to our members. In addition to our insolvency exposure, our providers have deposited security reserves in third party institutions. Because our access to provider security reserves has, and may be subject to challenge by the provider group or other third parties at interest, we could incur additional charges for unpaid healthcare claims if we are ultimately denied access to funds.

We believe that any liability in excess of our September 30, 2001 insolvency reserves or amounts held as security reserves, intended to pay for September 30, 2001 and prior health care services that may not be paid by insolvent or unstable providers, would not materially affect our consolidated financial position. To the extent that we do not accurately estimate the timing, amount or outcome of claims asserted against us based on providers with whom we have capitated contracts and whom become insolvent, our results of operations or cash flows for a future period could be materially and adversely affected.

•	Health Care Providers. In any particular market, health care providers could refuse to contract, demand higher payments, or take other actions that could result in higher health care costs or difficulty meeting regulatory or accreditation requirements. In some markets, some health care providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions. If health care providers refuse to contract with us, use their market position to negotiate favorable contracts, or place us at a competitive disadvantage, then our ability to market products or to be profitable in those markets could be adversely affected. A reduction in our membership resulting from a reduction in the size of our health care provider network would reduce our revenue and increase the proportion of our premium revenue needed to cover our health care costs.

•	Incurred But Not Reported or Not Paid Claim Liabilities. We estimate the amount of our reserves for incurred but not reported or not paid (“IBNR”) claims, primarily using standard actuarial methodologies based upon historical data. These standard actuarial methodologies include, among other factors, the average interval between the date services are rendered and the date claims are received and/or paid, denied claims activity, expected health care cost inflation, utilization, seasonality patterns and changes in membership. The estimates for submitted claims and IBNR are made on an accrual basis and adjusted in future periods as required. Such estimates could understate or overstate our actual liability for claims and benefits payable. Any increases to such prior estimates could adversely affect our results of operations in future periods.

•	Adjusted Community Rate Filings. Our adjusted community rate proposals for the contract year 2002 have been filed. In the normal course of business, all information submitted as part of the adjusted community rate process is subject to audit. We have been notified by CMS that audits of our adjusted community rate proposals for contract year 2001 will be conducted in Arizona, Oklahoma, Oregon and Washington. We cannot be certain that any ongoing and future audits will be concluded satisfactorily. We may incur additional, possibly material, liability as a result of these audits. The incurrence of such liability could have a material adverse effect on our results of operations or cash flows.

•	Claims Processing. We have regulatory risk for the accurate and timely processing of claims. From November 2000 until April 20, 2001, our Texas HMO subsidiary was placed under administrative oversight by the Texas Department of Insurance due to various issues including untimely claims processing. In connection with the release of our Texas HMO subsidiary from administrative oversight, we made a commitment to provide a detailed corrective action plan and follow-up reporting to the Texas Department of Insurance. The Attorney General of Texas issued a request for information related to contracts and billing practices in September 2001 and the outcome of this request is uncertain. In addition, the California Department of Managed Health Care issued a censure against us for late payment of commercial claims to physicians and hospitals. The late payments were caused by a large increase in claims volume associated with the rapid shift from capitated contracts to risk-based contracts. In March 2001, we reached a settlement with the California Department of Managed Health Care, whereby we paid approximately $2 million in interest and penalties. If we are unable to handle continued increased claims volume, we may continue to be subject to regulatory censure and penalties, which could have a material adverse effect on our operations and results of operations. In addition, if our claims processing system is unable to handle such increased claims volume, the data we use for our IBNR estimates could be incomplete and our ability to estimate claims liabilities and establish adequate reserves could be adversely affected.

•	Pharmacy. Overall, prescription drug costs have been rising for the past few years. The increases are due to the introduction of new drugs costing significantly more than existing drugs, direct consumer advertising by the pharmaceutical industry creating consumer demand for particular brand drugs, patients seeking medications to address lifestyle changes, higher prescribed doses of medications and enhanced pharmacy benefits for members such as reduced copayments and higher benefit maximums. As a way of controlling this health care cost component, we have implemented a significant decrease in prescription drug benefits for our Medicare+Choice members in almost all of our geographic areas in 2002. Despite these efforts, however, we may be unable to adequately control this health care cost component, which could adversely impact our profitability.

Selling, General and Administrative Costs-Related Trends and Risk Factors. The following are trends and risks relating to our selling, general and administrative costs:

Selling, General and Administrative Expense Increases. Despite our efforts to control and reduce our selling, general and administrative expenses, these expenses could increase as a result of a number of factors, which could adversely impact our profitability. These factors include:

•	Our need for additional investments in medical management, underwriting and actuarial resources and technology;

•	Our need for increased claims administration, personnel and systems;

•	The success or lack of success of our marketing and sales plans to attract new customers;

•	Our need for additional advertising, marketing, administrative or management information systems expenditures;

•	Our ability to estimate and mitigate, when possible, claims exposure under our professional liability insurance policy;

•	Our inability to achieve efficiency goals and resulting cost savings; and

•	Integration costs for acquisitions that exceed our expectations.

In addition, our selling, general and administrative expenses as a percentage of our revenue could increase due to changes in our product mix between Medicare and commercial products and could be adversely affected if we exit Medicare+Choice markets without replacing our revenue from those markets with revenue from other sources, like our new Medicare supplement product offerings.

During 2001, we expect net annual selling, general and administrative salary savings from our December 2000 restructuring to be approximately $21 million. While we are actively managing our selling, general and administrative expenses, we are also selectively investing in key capabilities, like medical management, underwriting, actuarial and claims processing, which we expect will offset these selling, general and administrative cost savings.

Health Insurance Portability and Accountability Act of 1996. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), includes administrative simplification provisions directed at standardizing transactions and codes and seeking protections for confidentiality and security of patient data. We expect to modify all of our information systems and business processes to comply with HIPAA regulations regarding standardizing transactions and codes. We also expect to incur expense developing systems and refining processes and contracts to comply with HIPAA. We currently estimate that our HIPAA compliance costs will approximate $11 million in 2001. Our 2001 estimate of HIPAA compliance costs decreased from $20 million to $11 million because of delays in the implementation of current HIPAA rules and additional rules to be released. We expect the decline in the current year cost estimate to shift to future years’ HIPAA compliance costs. We continue to evaluate the work required to meet HIPAA requirements and mandated compliance timeframes. To the extent that our estimated HIPAA compliance costs are less than our actual HIPAA compliance costs, amounts we had budgeted for other purposes will need to be used for HIPAA compliance which may adversely affect our ability to execute portions of our business strategy or may increase our selling, general and administrative expenses.

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

OPM Litigation. We have commercial contracts with the Office of Personnel Management (“OPM”), to provide managed health care services to federal employees, annuitants and their dependents under the Federal Employee Health Benefits Program. Periodically, OPM’s Office of Inspector General (“OIG”), audits us to verify that the premiums charged are calculated and charged in compliance with OPM’s regulations and guidelines. OPM has the right to audit the premiums charged during any period for up to six years following that period. The final resolution and settlement of audits have historically taken more than three years and as many as seven years.

During the audit process, OPM has referred and may continue to refer its findings to the United States Department of Justice (“DOJ”), if it believes that we may have knowingly overcharged the government or otherwise submitted false documentation or certifications in violation of the False Claims Act. Under the False Claims Act, an action can be considered knowingly committed if the government contractor acted with actual knowledge, or with reckless disregard or deliberate ignorance of the government’s rules and regulations. If the government were to win a False Claims Act lawsuit against us, the government could obtain the amounts overcharged and a trebling of these damages, plus interest and substantial civil penalties. The government could also permanently disqualify us from participating in all federal government programs. We have a number of pending audits that we are seeking to resolve with the DOJ. These audits claim that substantial amounts were overcharged. In addition, the DOJ has indicated an intention to seek additional recoveries under the False Claims Act in relation to some of these audits, which could include up to a trebling of any amounts that are found to have been overcharged. The resolution of these matters could result in a material adverse effect on our results of operations or cash flows. In addition, we cannot be certain that additional audits will not be referred to the DOJ, or that additional, possibly material, liability will not be incurred. Based on information currently available, we believe that any liability in excess of amounts accrued would not materially affect our consolidated financial position. However, such liability could have a material adverse effect on results of operations or cash flows.

Ordinary Course Legal Proceedings. From time to time, we are involved in legal proceedings that involve claims for coverage encountered in the ordinary course of business. We, like other HMOs and health insurers generally, exclude payment for some health care services from coverage under our HMO and other plans. We are, in the ordinary course of business, subject to the claims of our members arising out of decisions to deny or restrict reimbursement for services. The shift away from capitated contracts to risk-based contracts may result in more claims of this nature as we increase our medical management capabilities and take a more active role in managing the cost of medical care. In addition, we may be subject to more claims of this nature from our Medicare+Choice members that will be litigated in state court, rather than under the Medicare Act’s administrative review process, based on a recent California Supreme Court decision that the United States Supreme Court declined to review. The loss of even one such claim, if it results in a significant punitive damage award, could have a material adverse effect on our business. In addition, our exposure to potential liability under punitive damage theories may significantly decrease our ability to settle these claims on reasonable terms. We maintain general liability, property, managed care errors and omissions and medical malpractice insurance coverage. We have recently increased our deductible under our medical malpractice insurance coverage because of increased premiums and are now effectively self-insured with respect to medical malpractice claims. Our new deductible is $3 million per claim.

Medicare. The Medicare program has accounted for approximately 60 percent of our total premiums in each year since 1998. CMS, the Department of Health and Human Services (“DHHS”), and state regulatory agencies regulate the benefits provided, premiums paid, quality assurance procedures, marketing and advertising for our Medicare+Choice products. CMS may terminate our Medicare+Choice contracts or elect not to renew those contracts when those contracts come up for renewal every 12 months. The loss of Medicare contracts or changes in the regulatory requirements governing the Medicare+Choice program or the program itself could have a material adverse effect on our financial position, results of operations or cash flows.

CMS has contracted with external auditors to conduct audits on one-third of all adjusted community rate filings as mandated by law. We have been notified by CMS that audits of our 2001 adjusted community rate proposals for Oklahoma, Arizona, Washington and Oregon will be conducted. Additionally, the Office of Inspector General of the DHHS has notified us of two audits for Texas. The first audit evaluates whether additional benefits identified in the adjusted community rate filing were offered and administered appropriately. The second audit seeks to verify that additional funding received by Texas from the BIPA legislation was used in the manner designated in the 2001 adjusted community rate re-filing. We cannot be certain that any ongoing and future audits will be concluded satisfactorily. We may incur additional, possibly material, liability as a result of these audits. The incurrence of such liability could have a material adverse effect on our results of operations or cash flows.

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

Legislation and Regulation. Recent changes in state and federal legislation have increased and will continue to increase the costs of regulatory compliance, and proposed changes in the law may negatively impact our financial and operating results. These changes may increase our health care costs, decrease our membership or otherwise adversely affect our revenue and our profitability. Regulation and enforcement is increasing both at the state and federal level. Increased regulations, mandated benefits, more oversight, audits and investigations and changes in laws allowing access to federal and state courts to challenge health care decisions may increase our administrative, litigation and health care costs. The following recent or proposed legislation, regulation or initiatives could materially affect our financial position:

•	Proposed legislation and regulation could include adverse actions of governmental payors, including reduced Medicare premiums; discontinuance of, or limitations on, governmentally funded programs; recovery by governmental payors of previously paid amounts; the inability to increase premiums or prospective or retroactive reductions to premium rates for federal employees;

•	Proposed legislation to provide payment and administrative relief for the Medicare+Choice program and regulate drug pricing by the state and federal government could include provisions that impact our Medicare+Choice products;

•	New and proposed “patients’ bill of rights” legislation at the state level that would hold HMOs liable for medical malpractice, including legislation enacted in Arizona, California, Oklahoma, Texas and Washington, may increase the likelihood of lawsuits against HMOs for malpractice liability. The proposed federal “patients’ bill of rights” has passed both the Senate and the House of Representatives but conference action is still pending at this time. This legislation would remove or limit the federal preemption set forth in the Employee Retirement Income Security Act of 1974 (“ERISA”) that precludes most individuals from suing their employer-sponsored health benefit plans for causes of action based upon state law and enable members to challenge coverage/benefits decisions in state and federal courts;

•	New and increased initiatives at the DOJ, the Office of Inspector General of the DHHS, the OIG and the various enforcement divisions of the state regulatory agencies governing health care programs that pursue both civil and criminal investigations against physicians, hospitals, payors, and pharmaceutical companies for misconduct relating to potential health care fraud and abuse, false claims, ERISA violations, violations of the Medicare program, overbilling of government programs, incorrect reporting of data, and improper denial or mismanagement of care;

•	New and proposed state legislation, regulation, or litigation that would otherwise limit our ability to capitate physicians and hospitals or delegate financial risk, utilization review, quality assurance or other medical decisions to our contracting physicians and hospitals;

•	Existing state legislation and regulation that may require increases in minimum capital, reserves, and other financial liability requirements and proposed state legislation that may limit the admissibility of certain assets;

•	Existing state legislation and regulation that may increase the financial capital requirements of physicians and hospitals who contract with HMOs to accept financial risk for health services;

•	New and proposed legislation that permits and would permit independent physicians to collectively bargain with health plans on a number of issues, including financial compensation;

•	State and federal regulations that place additional restrictions and administrative requirements on the use, electronic retention, transmission and disclosure of personally identifiable health information, such as HIPAA, and federal regulations that enforce the current HIPAA administrative simplification compliance deadline of October 2002;

•	New state and proposed federal laws mandating benefits including those that mandate equal coverage for mental health benefits, commonly called mental health parity; and

•	Existing and proposed legislation that would limit our ability to manage care and utilization such as “any willing provider” and “direct access” laws.

Risk-Based Capital Requirements. The National Association of Insurance Commissioners has proposed that states adopt risk-based capital (“RBC”) standards, that if implemented, would standardize minimum capitalization regulations for HMOs and other RBC entities. The RBC formula generates the Authorized Control Level which is used to calculate the amount of net worth required by state regulations to support each regulated entity’s business based on asset risk, underwriting risk, credit risk, business risk and other factors. If adopted by a state, the RBC requirements may be modified, as each state legislature deems appropriate for that state. For states in which RBC requirements have been adopted, the regulated entity is typically required to maintain the greater of RBC required capital or minimum statutory net worth calculated pursuant to pre-RBC guidelines. Each of the states, in which our regulated subsidiaries operate, except California and Oklahoma, has adopted RBC. We do not expect California to adopt RBC before 2003.

Liquidity and Capital Resources. In August 2001, we executed an amendment to our existing senior credit facility with our lenders to extend its maturity date. The amended and restated credit facility matures on January 2, 2003, and provides for a $650 million term loan and a $150 million revolving line of credit. The interest rates per annum applicable to amounts outstanding under the term loan and revolving line of credit are, at our option, either the administrative agent’s publicly-announced “prime rate” (or, if greater, the Federal Funds Rate plus 0.5 percent) plus a margin of 2.5 percent per annum, or the rate for eurodollar borrowings for the applicable interest period plus a margin of 3.5 percent per annum. These margins will increase by one percent per annum if we do not permanently pay down the term loan and the revolving line of credit by at least $250 million by March 31, 2002.

In late 2000 and during 2001, the agencies that assign ratings to our long-term debt downgraded our credit ratings. As of November 2001, Moody’s rated our long-term debt B2, with a negative outlook, Standard and Poors’ rating was BB- with a watch negative outlook, and Fitch IBCA’s rating was BB+ with a negative outlook. Because we no longer qualify for an investment grade rating, our ability to raise financing in the debt capital markets will be limited to attempting to do so in the non-investment grade debt capital market, and will depend to a large extent on conditions in that market. We expect this to result in higher borrowing costs going forward.

Our ability to repay debt depends on dividends and cash transfers from our subsidiaries. Nearly all of the subsidiaries are subject to HMO regulations or insurance regulations and may be subject to substantial supervision by one or more HMO or insurance regulators. Subsidiaries subject to regulation must meet or exceed various capital standards imposed by HMO or insurance regulations, which may from time to time impact the amount of funds the subsidiaries can pay to us. Our subsidiaries are not obligated to make funds available to us and creditors of our subsidiaries have superior claims to our subsidiaries’ assets. Additionally, from time to time, we advance funds in the form of a loan or capital contribution to our subsidiaries to assist them in satisfying state financial requirements. We may provide additional funding to a subsidiary if a state regulator imposes additional financial requirements due to concerns about the financial position of the subsidiary or if there is an adverse effect resulting from changes to the risk-based capital requirements. This may in turn affect the subsidiary’s ability to pay dividends or make other cash transfers. We believe that cash flows from operations and other financing sources will be sufficient to meet the interest and principal repayment requirements of our amended and restated credit facility and the funding requirements of our business operations.

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

In June 2001, the Financial Accounting Standards Board issued SFAS  No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Excluding any impairment charges, we expect application of the goodwill nonamortization provisions of SFAS No. 142 to result in an increase in net income of approximately $56 million in 2002.

During 2002, we will perform the first of the required goodwill impairment tests as of January 1, 2002. The tests for measuring goodwill impairment under SFAS No. 142 are more stringent than the existing tests required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under SFAS No. 121, we apply an undiscounted cash flow model when assessing the fair value of our reporting units, which has not resulted in the recognition of goodwill impairment to date in 2001. Under SFAS No. 142, we will be required to use discounted cash flow methodology when assessing the fair values of our reporting units, which will likely result in impairment charges. We expect to record such impairment charges as the cumulative effect of a change in accounting principle as of January 1, 2002. Because of the magnitude of our $2.2 billion net goodwill and intangibles asset balance as of September 30, 2001, it is likely that impairment charges, although non-cash, will have a material adverse effect on our financial position. However, the impairment charges will not affect operating income or cash flows.

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

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

See Note 6 of the Notes to Condensed Consolidated Financial Statements.

Item 2: Changes In Securities

During the quarter ended September 30, 2001, we issued an aggregate of 753,450 shares of common stock in the following transactions:

Date issued	September 17	September 28

Aggregate amount of consideration we received	$10,000,000	$2,000,000
Aggregate number of shares of common stock we issued	598,149	155,301
Names of principal underwriters	None	None

The aggregate amount of consideration we received represents the aggregate principal amount of our outstanding publicly issued debt securities that the holders of such debt securities exchanged for the aggregate number of shares of common stock that we issued as specified above.

In each of the transactions described above, we issued shares of common stock pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933. Our reliance on the Section 3(a)(9) exemption from registration is premised on the following facts. First, that the shares of our common stock were issued solely in exchange for our publicly issued debt securities. Second, that each of the exchanges was effected pursuant to an unsolicited offer from such holder of debt securities. And finally, that no commission or remuneration was paid or given directly or indirectly in connection with any such exchange.

Item 5: Other Information

On September 7, 2001, we announced the appointment of Jerome V. Vaccaro, M.D., as Senior Vice President of Specialty Health Businesses.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibit Index

Exhibit
Number	Description

15	Letter re: Unaudited Interim Financial Information
20	Independent Accountant’s Review Report

(b) Reports on Form 8-K:

On July 9, 2001, we filed a Form 8-K announcing new pricing terms for our cash tender offer for all of the outstanding FHP senior notes made pursuant to our Offer to Purchase and Consent Solicitation Statement dated June 1, 2001.

On July 12, 2001, we filed a Form 8-K in connection with providing unaudited consolidating condensed financial statements to quantify the financial position, operations and cash flows of our domestic, unregulated subsidiaries as of and for the years ended December 31, 1998, 1999 and 2000, and the three-month periods ended March 31, 2000 and 2001.

On July 25, 2001, we filed a Form 8-K announcing the extension of the expiration date and time of our cash tender offer for all of the outstanding FHP senior notes, made pursuant to our Offer to Purchase and Consent Solicitation Statement dated June 1, 2001.

On August 1, 2001, we filed a Form 8-K announcing the efforts to repay or extend our existing credit facility and terminate our cash tender offer for all of the outstanding FHP senior notes, made pursuant to our Offer to Purchase and Consent Solicitation Statement dated June 1, 2001.

On August 28, 2001, we filed a Form 8-K announcing the extension of the maturity date on our $800 million senior credit facility by one year, to January 2, 2003.

On September 4, 2001, we filed a Form 8-K announcing the appointment of Shirley S. Chater, Ph.D., to our board of directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICARE HEALTH SYSTEMS, INC.
(Registrant)

Date:	November 13, 2001	By:	/s/ HOWARD G. PHANSTIEL Howard G. Phanstiel President and Chief Executive Officer (Principal Executive Officer)

Date:	November 13, 2001	By:	/s/ GREGORY W. SCOTT Gregory W. Scott Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

15	Letter re: Unaudited Interim Financial Information
20	Independent Accountant’s Review Report