Form 10-K405
period 2001-12-31
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 2002-03-19
CIK 1027974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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
Common Stock, par value $0.01

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

Non-affiliates of the Registrant held approximately $386,200,000 of the aggregate market value of common stock on February 28, 2002.

There were approximately 34,554,000 shares of common stock outstanding on February 28, 2002.

PACIFICARE HEALTH SYSTEMS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2001

i

PART I

ITEM 1.     BUSINESS

Company Overview

We offer managed care and other health insurance products to employer groups and Medicare beneficiaries in eight Western states and Guam. Our commercial and Medicare programs are designed to deliver quality health care and customer service to our members in a cost-effective manner. These programs include health maintenance organizations, or HMOs, preferred provider organizations, or PPOs, and Medicare supplement products. We also offer a variety of specialty products and services that employers can purchase to supplement our basic commercial plans, or as stand-alone products. These specialty products include pharmacy benefit management, or PBM, behavioral health services, life insurance, indemnity health insurance and dental and vision benefit plans. As of December 31, 2001, we had approximately 3.5 million HMO and other commercial product members. We had approximately 9.1 million members in our PBM, dental and behavioral health plans, including both members covered by our commercial or Medicare HMOs, and members that were unaffiliated with our HMOs.

Industry Overview

Managed Care

Managed care plans develop health care provider networks by entering into contracts with hospitals, physicians and other health care professionals to deliver health care cost effectively. In comparison to conventional indemnity insurance, managed care plans generally credential network providers and incorporate medical management and other cost-control measures to encourage the delivery of medically necessary health care. Managed care plans promote the maintenance of good health of their members as critical to managing health care costs. To that end, managed care plans typically cover preventive medicine and common diagnostic screening, and conduct member education campaigns on common health issues aimed at improving the health of their members. Conventional indemnity insurance usually allows insured parties substantial freedom of choice in selecting health care providers and requires satisfaction of an annual deductible before insured parties are reimbursed for health care costs on a full or partial basis. Such reimbursement is often limited to the insurer’s assessment of the reasonable and customary charges for the particular health care procedure.

A network-model HMO is a managed health care organization that combines aspects of a health care insurer with those of a health care provider by arranging for health care services for its members through a defined health care provider network at a reduced deductible or a fixed copayment for services received. Members generally select one primary care physician from the network who is responsible for coordinating health care services for the member. A PPO is a select group of providers, such as physician groups, that offer discounted fee-for-service health care. PPO managed care members can select physicians without coordination through a primary care physician. PPO managed care members may be subject to annual deductible obligations and may be charged coinsurance or copayments when utilizing services.

Medicare

Medicare is a federal program that provides persons age 65 and over and some disabled persons a variety of hospital and medical insurance benefits. Most individuals eligible for Medicare are entitled to receive inpatient hospital care under Part A without the payment of any premium, but are required to pay a premium to the federal government, which is adjusted annually, to be eligible for physician care and other services under Part B. Even though they participate in both Part A and Part B of the traditional Medicare program, beneficiaries are still required to pay deductible and coinsurance amounts. They may, if they choose, supplement their Medicare coverage by purchasing Medicare supplement policies, which pay all or a portion of these deductibles and coinsurance amounts. Many of these policies also cover other services such as prescription drugs, which are not included in Medicare coverage.

Under the Medicare+Choice program, managed care plans can contract with the Centers for Medicare and Medicaid Services, or CMS, which until recently was known as the Health Care Financing Administration, to provide health insurance coverage in exchange for a fixed monthly payment per member that varies based on the geographic areas in which they reside. The fixed monthly payment per member is subject to periodic adjustments determined by CMS based upon a number of factors, including retroactive changes in members’ status, such as Medicaid eligibility, and risk measures based on demographic factors, such as age, gender, county of residence and health status. The weighting of the risk measures on the amount of the periodic adjustments to the fixed monthly payments is being phased in over time, and these measures will have their full impact on the calculation of those adjustments by 2007. Individuals who elect to participate in the Medicare+Choice program are relieved of the obligation to pay some or all of the deductible or coinsurance amounts, but are generally required to use exclusively the services provided by the HMO and are required to pay a Part B premium to the Medicare program. These individuals also may be required to pay a monthly premium to the HMO.

Effective January 1, 2002, Medicare beneficiaries with individual Medicare coverage will only be able to switch membership from traditional Medicare to a Medicare+Choice plan or switch to a different Medicare+Choice plan twice each year once during November open enrollment and once during the first six months of the calendar year. Beginning in 2003 and beyond, beneficiaries will only be able to make new membership choices once during November open enrollment and once during the first three months of the calendar year.

Contracting Arrangements with Physicians and Hospitals

Managed care plans generally contract with physicians and hospitals under three methods:

Fee-for-service Contracts. Managed care plans contract with health care providers to provide services to members based on discounted or other fee schedules, such as the Medicare fee schedule, for the services provided.

Risk-based Contracts. Managed care plans contract with health care providers to provide services to members based on modified discounted fee schedules, like the Medicare fee schedule, for the services provided with elements of risk-sharing through the development of and adherence to agreed-on budgets. Under risk-based contracts, managed care plans partially share the risk of health care costs with hospitals and physicians. For example, the managed care plan may share hospital costs in excess of a specified target or budget with the physician group only or with both the physician group and the hospital.

Capitated Contracts. Less frequently, managed care plans contract with hospitals and physicians on a prepaid, capitated fixed-fee per-member per-month basis, regardless of the services provided to each member. Capitation payments to physicians and hospitals may be based on a percentage of the premiums received or a fixed per-member per-month amount that is often adjusted to reflect membership age, sex and benefit plan variation. Under capitated contracts, medical groups and hospitals may assume administrative functions, including medical management and claims processing, to support management of health care services. Generally, under capitated contracts, if a member utilizes services that cost in excess of the capitated fee, the health care provider is responsible for the payment of the excess, while if a member’s utilization cost is less than the capitated fee, the provider keeps the difference.

Historically, the managed care industry has relied primarily on risk-based or fee-for-service contracts except in California, where capitation was used by a few large managed care plans as the prevailing contracting model. With the continuing consolidation of hospitals, especially in less populated areas, and the insolvency of several prominent physician groups in California and Texas, the industry is reducing its reliance on capitated contracts and using more fee-for-service and risk-based contracts, especially for hospital services. Risk-based contracts generally present managed care plans with greater challenges in accurately estimating and reserving for claims and controlling health care costs than capitated contracts, where the risk of excess health care costs is borne by the health care provider.

Business Strategy

Our mission as a health and consumer services company is to make people healthier and more secure. Our strategy to achieve this mission is:

•	Continue to strengthen our core HMO business;

•	Expand our health services portfolio; and

•	Diversify our health care product offerings so that we ultimately transition into a health and consumer services organization.

Strengthen our Core HMO Business

To strengthen our core HMO business, we have taken and are taking the following actions:

•	We have implemented initiatives to stabilize both our commercial and Medicare medical loss ratios, while addressing the significant increases in health care costs that we have experienced over the last two years. Our actions have included:

—	Increasing commercial premium rates, and continuing efforts to tailor pricing and benefit designs to increase commercial membership in our larger, more profitable market segments. For example, effective January 2002, we are offering higher copayment plans, multi-tier benefit plans in California, and uniform benefit plans for national accounts. The new plans reduce premiums paid for by the employer with the member bearing more of the cost;

—	Redesigning Medicare+Choice benefits, charging higher Medicare member monthly premiums, and exiting or freezing enrollment in underperforming Medicare+Choice markets to increase the profitability of our Medicare+Choice operations;

—	Stabilizing our provider networks and transitioning providers who cannot perform under a delegated model to direct contract relationships;

—	Implementing medical management programs such as on-site concurrent review to resolve coverage issues with hospitals and other health care providers at the time of treatment, that we believe will result in a decrease in the average length of stay at hospitals by our members and reduce hospital admissions;

—	Implementing chronic disease management programs that focus on prevention, member education, and evidence-based best practices to improve our members’ health and reduce costs. We have supplemented our in-house programs with contracted third parties to reduce our health care costs attributable to coronary artery disease and stroke, congestive heart failure, chronic lung disease and end stage renal disease; and

—	Responding to the increased claims volume associated with the change in our business model, by improving capacity and performance. Our claims inventory was only 6.3 days receipts on hand as of February 28, 2002, which represents a substantial reduction from prior periods and is evidence of our commitment to paying health care providers in a timely fashion.

•	We are consolidating and reorganizing our company operations to focus on commercial business growth and to improve operational efficiency. To accomplish this we are reducing our work force by 15%, which we began doing in the fourth quarter of 2001, in conjunction with the following steps:

—	Consolidating our regional operations from five regions to three regions, and implementing standardized business processes to ensure that best practices are shared across the regions;

—	Centralizing several areas of the business such as accounting, national accounts relationships, network management and medical management functions; and

—	Consolidating five regional customer service centers into three centers, located in Arizona, California and Texas. We intend to take advantage of best practices and economies of scale to eliminate duplicative work, and reduce excess capacity thereby significantly reducing our fixed costs.

•	We have invested in our underwriting and actuarial capabilities, which are of added importance as we operate in an increasingly risk-based environment, and continue to improve our capabilities. We have implemented adjusted community ratings to establish premium rates for commercial groups based on their expected use of health care services;

•	We have outsourced our information technology, or IT, infrastructure, including our voice and data networks and our servers and software maintenance services, which we expect to result in cost savings of $380 to $400 million during the 10-year term of the contracts. This outsourcing will allow us to operate under one business technology platform, provide access to state-of-the-art infrastructure and allow us to focus on IT strategy, planning, architecture and application development; and

•	We are increasing and intensifying marketing efforts to enhance and reposition our PacifiCare and Secure Horizons brands to increase our commercial market share in our existing markets and enhance our revenues. While we believe our brands are perceived positively by our customers and providers, we understand the importance of strengthening our brands and marketing the evolving nature of our company. To that end, we have decided to invest in brand building in 2002 and beyond, and plan to invest approximately $20 million in 2002 in a branding and advertising campaign.

Expand our Health Services Portfolio

We are pursuing opportunities to expand our health services portfolio. We are also building on the strength of the Secure Horizons brand and our core competencies in the senior market to offer new products designed for seniors, including Medicare supplemental insurance products. We have taken or are taking the following actions:

•	We have introduced a women’s health initiative to make our products and customer service more appealing to women. We believe that women make most health care decisions for their families. For example, we have expanded our obstetrics and gynecology, or OB/GYN, and pediatric networks, and have added a 24-hour nurse advice line and other educational programs targeted at women’s health issues;

•	We have launched our enhanced PPO products in California, Colorado, Oklahoma and Texas, effective January 1, 2002. We intend to launch our enhanced PPO product in all of our remaining markets during the first half of 2002. Once the PPO product has been launched in all of our existing markets, we may expand the PPO into states where we do not currently offer our commercial HMO products;

•	We are continuing to grow our behavioral health services business and diversify its revenue base, by increasing sales of our services and products to unaffiliated health plans and employer groups. We have also increased sales of our service-oriented products, which include disease management, health improvement programs as well as employee and member assistance programs;

•	We are continuing to grow our dental and vision services business by cross-selling these products and services with our medical HMO and indemnity products. In addition, we have introduced new products in 2001 that include a dental PPO available in California, designed to contain costs while offering employees the freedom of provider choice. We are also offering enhanced dental HMO plans that emphasize the value of prevention and offer more premium levels, no limits on specialty referrals and additional services that were not previously covered;

•	We are continuing to grow our PBM business, Prescription Solutions, by increasing sales of its services to unaffiliated health plans and employer groups and by expanding its mail-order business. We continue to enhance our PBM services through Rx-Connect, a prescription service that physicians use to submit prescriptions online and resolve formulary or drug-interaction issues at the point of care;

•	We have launched a new group retiree Senior Supplement plan in seven of our eight states where we currently offer our Medicare+Choice products that provides employers a new option for their Medicare-eligible retirees. We plan to continue to increase the marketing of our group product within the mid-size, large-size and national account market segments;

•	Effective January 2002, we are offering an individual Medicare supplement plan targeting individuals who are newly Medicare-eligible or who are exiting Medicare+Choice plans. Beginning in the fourth quarter of 2001, we introduced this product in five of the eight states where we currently offer our Medicare+Choice products. In 2002, we will be introducing the product in two more of our eight states and also in as many as nine additional states where our Medicare+Choice products are not currently available; and

•	We have established a division called Secure Horizons Senior Solutions that is responsible for managing sales and marketing for all of our senior businesses, including Medicare+Choice plans, Medicare supplement (individual) and Senior Supplement (group retirees), and other products and services especially designed for seniors.

Transition into a Health Care and Consumer Services Organization

Over time, we intend to evolve into a health care and consumer services organization offering health insurance, lifestyle-enhancing products, health information products, and other consumer products aimed at making people feel healthier and more secure. We believe that consumers demand products and services that go beyond basic health insurance and extend to areas such as cosmetic surgery, weight management, senior independent living and financial security. Examples of the steps we have taken or are taking are:

•	Developing tiered network products and defined contribution products that emphasize lower costs and provide decision support tools and incentives to assist and encourage consumers to make purchasing decisions based on cost, quality and service. In 2002, we are selling hospital tiered products in California and plan to expand to medical groups in the future;

•	Developing a wider array of products and services directed towards the mature marketplace. These products will be focused on individuals experiencing specific life stages or life events rather than based solely on age or demographics. We are also developing alternative distribution channels for these products;

•	Developing a health care “smart card” that may include up to three types of cards with the member choosing one. This credit card-style card allows the holder to perform multiple functions quickly and conveniently. These functions may include the ability to access personal health information through a special smart card web portal, a flexible spending account debit feature allowing the member to purchase health care items and a credit card feature. Pilot phases on the “smart card” will begin in the first half of 2002; and

•	Partnering with a leading clinical research and strategic consulting company to conduct clinical drug trials. The objective is to work with our physicians and hospitals to create clinical research centers within leading medical groups serving our members. We believe this will result in providing our members with expanded access to new drug therapies and strengthen our relationship with providers by providing the opportunity to participate in important medical research and develop expanded relationships with major pharmaceutical companies.

Products

Commercial Products

Our commercial products accounted for $4.8 billion, or 40% of our consolidated revenue for the year ended December 31, 2001. Our commercial HMO and PPO products may be bundled with our specialty products and services, including PBM, behavioral health services, group life and health insurance products, and dental and vision services, providing employer groups and individuals with more benefit options from a single source and the ability to design tailored benefit programs. We also sell our specialty products and services on a stand-alone basis to unaffiliated health plans and employer groups.

Health Maintenance Organizations. Our PacifiCare HMO plans provide health care benefits to commercial members through a defined provider network at a reduced deductible or a nominal copayment. We believe we have developed one of the largest health care provider networks among managed care companies in the Western United States. As of December 31, 2001, this network included approximately 500 hospitals and 60,000 primary care and specialty physicians. As of December 31, 2001, we had 2.4 million commercial HMO members.

We target a variety of plan sponsors including employer groups and other purchasing coalitions, as well as state and federal government agencies. We categorize our target markets for the commercial HMO product into four groups, including small group/ individual markets, mid-market groups, major/ national accounts and labor and trust organizations. We provide consolidated billing, eligibility, centralized sales, account management and underwriting for larger customers.

Our strategy is to grow profitable commercial HMO membership by focusing on product innovation and quality management. We have, and will continue to develop commercial HMO products that provide lower price points for corporate customers through the use of alternative benefit plans and tiered access to health care provider networks. Under these alternative benefit plans, members may select more expensive health care options only if they are willing to bear an increased share of the expense.

Preferred Provider Organizations. A PPO is a network of physicians, hospitals and other health care providers organized by an insurer to facilitate the delivery of health care to its insured enrollees on a discounted fee-for-service basis. Enrollees have broad access to a wide range of providers without the requirement of referral from a primary care physician. PPO enrollees generally have higher coinsurance or copayments requirements than their HMO counterparts in exchange for freedom of choice. As customers continue to desire choice and flexibility in health care, we believe that demand for competitively priced PPO products will continue to increase.

Our PPO network supplements our existing HMO network with additional health care providers and generally includes a majority of all available providers in any given geographic area, providing our PPO members with substantial choice. Additionally, the network is extended to other health care providers in a given geographic area through out-of-network benefits that allows the member choice beyond the organized PPO network in exchange for reduced coverage or higher coinsurance or copayments.

Our enhanced PPO product provides members open access to network providers, with no primary care physician gatekeeper and simplified medical management practices. The PPO product is designed around an administrative platform that streamlines the members’ interactions with employers and providers. This product includes standard plan designs, supplemental benefits and provider networks that are comprised of a combination of proprietary and rental network arrangements. We support our PPO product through our enhanced customer service and operating platforms, which include the following components:

•	Our operations are organized into cross-functional teams composed of claims, customer service, membership accounting, and other functions, providing full service to employer purchasers, members and providers; and

•	A single business platform that houses all enrollment, provider, claims and customer service transaction processing, yielding a comprehensive operational and financial reporting environment.

As of December 31, 2001, we had over 33,000 enrollees in our PPO product and had launched our enhanced PPO products in California, Colorado, Oklahoma and Texas for January 1, 2002 effective dates. We intend to launch our enhanced PPO product in Arizona, Nevada, Oregon and Washington during the first half of 2002. Once the PPO product has been launched in all of our existing markets, we plan to continue the expansion of the PPO into states where we do not currently offer our commercial HMO products.

Specialty Products

We use our existing employer group and Medicare relationships to offer our specialty products and services in conjunction with our commercial and Medicare products. These specialty products and services include PBM, behavioral health services, group life and health insurance products, and dental and vision services. In addition, we sell our specialty products and services to unaffiliated health plans and employer groups. These specialty products and services provide employer groups and individuals with more benefit options from a single source and the ability to design tailored benefit programs for their employees and themselves.

Pharmacy Benefit Management. Founded in 1993, Prescription Solutions provides integrated PBM services to more than 4.5 million people, including approximately 0.9 million seniors. For the year ended December 31, 2001, Prescription Solutions processed 50.4 million claims, filled 4.2 million mail service prescriptions and generated $394 million of our consolidated revenue, of which $259 million was generated from our affiliated health plans.

Prescription Solutions offers a broad range of innovative programs, products and services designed to improve, enhance and increase clinical and financial outcomes. Prescription Solutions has a sophisticated claims processing system that may be customized to each client’s benefits, and is able to notify a pharmacy when another medication is preferred, or when prior authorization or a substitute agent is required.

In addition, Prescription Solutions employs tools such as quality initiatives, utilization management, targeted disease intervention, active formulary management, prior-authorization review, health outcomes research and real-time audits that are designed to achieve measurable results and to actively ensure that its members are receiving the most appropriate and most effective medication in a cost-effective manner. We also provide regulatory compliance assistance for managed care organizations seeking compliance with National Committee for Quality Assurance, or NCQA, guidelines or regulatory requirements.

We believe Prescription Solutions’ strength lies in its ability to influence medical outcomes and reduce overall health care costs by focusing on appropriate prescription drug use. Through its formulary management program, Prescription Solutions uses lists of physician-recommended drugs in different therapeutic classes that have been reviewed for safety, efficacy and value to ensure that drugs prescribed are the lowest cost option among equally effective alternatives. Medically necessary drugs not included in the formulary can be obtained through our authorization process provided they are not specifically excluded from coverage or for the treatment of excluded benefits. Prescription Solutions operates independently of pharmaceutical or retail drug organizations, which allows it to focus primarily on improving clinical outcomes while managing and controlling costs. This focus on pharmacy management is part of what differentiates Prescription Solutions from its competitors.

Prescription Solutions operates a 84,000-square-foot facility in Carlsbad, California. We believe this fully automated state-of-the-art facility has the capacity to process nine million mail-service prescriptions per year, and could expand this capacity by adding more work shifts and hours or days of operation. Prescription Solutions is aggressively promoting mail-service pharmacy services and is developing other business opportunities for its mail service pharmacy, such as offering over-the-counter medications and health and beauty products.

Behavioral Health Services. We provide behavioral health care services to our HMO members in California, Colorado, Oklahoma, Oregon, Texas and Washington, and unaffiliated health plans in California and Oregon. Our behavioral health care services include managed mental health, employee assistance, care management and chemical dependency benefit programs. As of December 31, 2001, we provided these behavioral health care services to 3.7 million members through our provider network of approximately 8,000 providers and approximately 430 facilities. For the year ended December 31, 2001, our behavioral health care subsidiaries accounted for $182 million of our consolidated revenue, of which $47 million was generated from unaffiliated health plans and employer groups.

Managed mental health and chemical dependency services are offered as a standard part of most of our commercial health plans and are sold in conjunction with our other commercial and Medicare products, and are offered on a stand-alone basis, to unaffiliated health plans and employer groups.

Group Life and Health Insurance. We are licensed through our subsidiaries, PacifiCare Life and Health Insurance Company and PacifiCare Life Assurance Company, to issue life and health care insurance in 38 states, including each of the states where our HMOs operate, the District of Columbia and Guam. By marketing our HMO commercial product line in conjunction with indemnity health care products, we are able to offer multi-option health benefits programs. Other supplementary benefits offered to employer groups include basic life insurance, group term life insurance, indemnity dental and indemnity behavioral health benefits. For the year ended December 31, 2001, our life and health insurance subsidiaries accounted for $212 million of our consolidated revenue, substantially all of which was generated from our health plans.

Dental and Vision Services. We provide HMO, PPO and indemnity fee-for-service dental, and PPO vision benefits to individuals and employer groups, and to seniors through Secure Horizons. These products are offered through our subsidiaries PacifiCare Dental, PacifiCare Dental of Colorado, Inc., PacifiCare Life Assurance Company and PacifiCare Life Insurance Company, and are administered internally. In 2001, we offered these products in Arizona, California, Colorado, Nevada, Oklahoma, Oregon, Texas and Washington.

Through our subsidiaries, we provide a complete range of dental and vision product offerings for small, mid-size and large employers, regardless of their existing medical plan offering. With December 31, 2001 membership of 0.9 million, our dental and vision plans accounted for $102 million of revenue, of which approximately $44 million was generated from unaffiliated employer groups.

Medicare Products

We offer Medicare beneficiaries access to Medicare+Choice and Medicare supplement products though our Secure Horizons programs. We believe that our understanding of the senior population and our attention to customer service differentiates our Secure Horizons program from competing products.

Medicare+Choice HMO. Medicare+Choice accounted for $6.8 billion, or 57% of our consolidated revenue for the year ended December 31, 2001. We are the largest Medicare+Choice HMO in the United States as measured by membership with approximately 0.9 million members as of December 31, 2001. We currently offer our Medicare+Choice products in 64 counties in eight Western states. Since January 2001, our Medicare+Choice membership has declined by 0.1 million, primarily due to county exits. We will continue to reduce our participation in the Medicare+Choice program if federal funding for the Medicare+Choice program does not increase. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors.” To the extent that we continue to reduce our participation in the Medicare+Choice program, our revenue will decline unless lost revenue from our Medicare+Choice products is replaced with revenue from other sources, such as our new Medicare supplement product offerings or other lines of business.

We regularly review our product design to include appropriate cost sharing with plan members and we make annual benefit changes to mitigate against increases in health care costs that exceed the rate of increase in our CMS reimbursement under Medicare+Choice contracts. We have also adopted a political and legislative strategy designed to encourage the federal government to reimburse Medicare+Choice payers on a basis that more accurately reflects health care service costs and inflation and to lessen the administrative burdens placed on Medicare+Choice payers by CMS.

Medicare Supplement. During 2001, we introduced two new products under the Secure Horizons brand: an individual Medicare supplement product and the group retiree Senior Supplement product. These products are designed to fill gaps left by traditional Medicare coverage. For example, these products pay for hospital deductibles, physician copayments and coinsurance for which an individual enrolled in the traditional Medicare program would otherwise be responsible.

Launched during the first quarter of 2001, there were nearly 13,000 policyholders enrolled in the group retiree Senior Supplement plan by January 2002. The plan is approved in seven states, and provides employers with a new option for their Medicare-eligible retirees. We plan to continue to increase the marketing of our group product within the mid-size, large-size and national account market segments.

In the fourth quarter of 2001, we introduced our individual Medicare supplement product in five states: Arizona, California, Nevada, Oklahoma and Texas. In 2002, we will be introducing the product in Colorado and Oregon in addition to as many as nine states where our other products are not currently available. We are offering four standardized Medicare supplement plans (A, C, F and G). The primary focus of our individual Medicare supplement marketing efforts is directed toward those individuals just turning age 65 and becoming eligible for Medicare for the first time. In addition, the product provides an option for those Medicare+Choice members impacted by service area exits.

We believe that these new products will increase our capabilities in the indemnity insurance business, strengthen and expand our Secure Horizons brand recognition on a national level, and replace revenues and profits from the reduction in Medicare+Choice membership. We expect that these products will also establish an additional distribution channel and revenue source for Prescription Solutions and our other specialty businesses.

Physician and Hospital Relationships

Contracting Arrangements with Physicians and Hospitals

We primarily focus on maintaining a qualified network of physicians, hospitals and other health care providers in each geographic area we serve, as well as improving the medical management of health services to achieve both better quality and cost-effective care. Our provider contracting processes include analysis and modeling of underlying cost and utilization assumptions. Through these processes, we continually identify strategies to better manage health care costs. We also focus on provider consultation and management tools, including thorough data reporting and financial analysis of expected performance of our contracts. We believe this allows us to create more financially successful physician and hospital networks. Many of our physician and hospital contracts have one-year terms. However, we also have a number of multiple-year contracts with physician groups and hospitals to ensure the quality and stability of our network.

Over the past two years our contracting strategy has shifted increasingly toward covering our membership under risk-based or fee-for-service contracts, as indicated in the table below. We typically process claims and perform medical management and administrative functions under our risk-based contracts.

The percentages of membership by contract type at December 31, 2001 and 2000 were as follows:

	Hospital		Physician

	December 31,

	2001	2000	2001	2000

Commercial:
Capitated	48%	57%	79%	84%
Risk-based/fee-for-service	52%	43%	21%	16%
Medicare:
Capitated	57%	65%	77%	87%
Risk-based/fee-for-service	43%	35%	23%	13%
Total:
Capitated	51%	59%	79%	85%
Risk-based/fee-for-service	49%	41%	21%	15%

In 2002, we expect this trend to continue, but at a slower pace. We expect commercial hospital risk-based contracts to cover approximately 56% of our membership and commercial physician risk-based contracts to cover approximately 23% of our membership as of December 31, 2002. We expect Medicare hospital risk-based contracts to cover approximately 46% of our membership and Medicare physician risk-based contracts to cover approximately 25% of our membership as of December 31, 2002.

Underwriting

In establishing premium rates for our health care plans, we use underwriting criteria based upon our accumulated actuarial data, with adjustments for factors such as the physicians and hospitals utilized, claims experience, member mix and industry differences. Predictive models using pharmacy data and health status are also used to identify health care costs that are likely to emerge. Our underwriting practices are filed and approved in states requiring those actions and in all states in which we operate in the individual, small group and Medicare supplement markets. Because our members are in multiple states, our underwriting practices, especially in the individual, small group and Medicare supplement markets, are subject to a variety of legislative and regulatory requirements and restrictions unique to the state in which a member resides.

Medical Management

Our profitability depends, in part, on our ability to control health care costs while providing quality care. To reduce the financial risk associated with risk-based contracts, we remain focused on the ongoing enhancement of our internal medical management programs. Our medical management staff consists of doctors and nurses who monitor the medical treatment of our members in need of hospital and specialist care. In some cases, our medical managers are located on-site at some of our key hospitals.

Our medical management programs are composed of:

•	Precertification of Admission. In the precertification stage, our medical managers are responsible for determining whether requests for hospitalization and specified health care procedures meet specific clinical criteria and are approved in advance.

•	Concurrent Review. Our concurrent review process begins once our member has been admitted to the hospital for care with our medical managers responsible for providing administrative oversight of the hospital process. The medical manager is also responsible for monitoring the discharge process, and coordinating any outpatient services needed by the patient, including skilled nursing facility, home nursing care and rehabilitation therapy.

•	Retrospective Review. Our retrospective review process occurs when our medical management staff is not directly involved in the hospitalization of our members. This process can occur when our members receive emergency care at an out-of-area hospital.

Chronic Disease Management. A small percentage of our members with chronic diseases continue to account for a significant majority of our health care costs. Our emphasis on disease management focuses on prevention, member education, and evidence-based care to improve our members’ health and reduce costs. Our analysis has shown that during 2000, 5% of our California Secure Horizons members consumed more than 55% of our California Medicare+Choice plan’s hospital expenses within the year, and six chronic diseases accounted for 83% of these costs. As a result, we have supplemented our in-house programs with contracted third parties who provide complementary disease management programs for coronary artery disease and stroke, congestive heart failure, end stage renal disease, chronic obstructive pulmonary disease and cancer. These voluntary programs assist patients with intensive care management services, and better coordination of care among health care providers with the objectives of preventing disease exacerbation and the need for hospitalization and managed utilization of medical procedures. We actively identify members who would benefit from these disease management programs and seek to enroll them in these programs.

Health Care Quality

We believe that providing our members access to continually improving health care services leads to improved health for our members. To achieve this desired result, we focus on physician peer reviews, physician and hospital quality reviews, member quality initiatives and national industry measures.

Physician Peer Reviews

We have established a comprehensive peer review procedure at each HMO, governed by a quality improvement committee. The medical director for each HMO chairs that HMO’s committee. Each committee consists of health plan clinical professionals and physician representatives from the contracted physician groups. All physicians are initially credentialed and approved by that HMO’s quality improvement committee. The quality assessment includes evaluating the education, training and performance of that physician, as well as the quality of the providers’ medical facilities, medical records, laboratory and x-ray licenses and their capacity to handle membership demands.

Physician and Hospital Quality Reviews

We also engage in ongoing quality reviews of our existing physicians and hospitals to ensure that members are receiving quality medical care. For example, a highlight of our physician and hospital management program for our HMOs in California, Oklahoma, Oregon, Texas and Washington is our provider profile, which is a comprehensive, quarterly risk-adjusted report card of over 80 measures, which helps physicians manage their performance in the areas of clinical quality, utilization management, service quality and administrative efficiency. In addition, the provider profile serves as the data source for the QUALITY INDEX profile. The QUALITY INDEX is a public report in California, Oregon, and Washington on our contracting medical groups’ performance in the areas of clinical, service and administrative data quality. This report provides consumers with information to help them become more active participants in their health care, beginning with their selection of health care providers. Our member information materials highlight best performing physician groups, so that members have credible and relevant information by which to select physicians. We have been able to demonstrate substantial movement of market share and financial rewards to better performing providers, as well as significant improvement in clinical and service quality scores, as a result of this profile.

Member Quality Initiatives

To improve the quality of service and health for our members, we have developed a comprehensive quality improvement program that includes:

•	Conducting preventive health programs, cancer screening, immunization programs, smoking cessation, and senior health risk assessments;

•	Implementing comprehensive health management programs in diabetes, coronary artery disease, congestive heart failure and other chronic diseases;

•	Enhancing and expanding our national pre-certification of procedures, concurrent medical review and case management services for those with serious and complex medical conditions;

•	Offering independent external review programs to members in which members can have a service or treatment denial of coverage decision reviewed by a physician or panel of physicians outside their health plan;

•	Participating in the Coalition for Affordable Quality Health Care’s voluntary quality initiative whereby we, along with 21 other organizations, have committed to enabling consumers to have access to quality coverage and information, improving administrative simplicity for doctors and consumers, and working with doctors to improve overall health care quality and patient safety;

•	Participating with five other health plans in California to agree on common measures by which to reward better quality performing provider groups;

•	Developing provider contracts with tiered compensation, whereby providers are compensated at higher levels when certain quality measures are achieved;

•	Monitoring member satisfaction through surveys and internal operational report cards compared to our current established benchmarks; and

•	Providing members with free access to in-depth health information on thousands of topics and guided self-care tools, such as personalized diaries, medication logs, exercise and diet records and reminder calendars, via our website.

National Industry Measures

The NCQA is an independent, non-profit organization that reviews and accredits HMOs. The NCQA performs site reviews to determine if an HMO complies with over 270 standards it has established for quality improvement, effectiveness of care, member satisfaction, utilization management, physician and hospital credentialing and a commitment to members’ rights and preventive health services. HMOs that comply with NCQA’s review requirements and quality standards receive NCQA accreditation. At December 31, 2001, our commercial HMOs in Arizona, California, Oklahoma, Oregon, and Washington have all earned “excellent” accreditation status, while those in Colorado, Nevada and Texas have received “commendable” accreditation status. Our Medicare+Choice HMOs in California, Oklahoma, Oregon and Washington have also all earned “excellent” accreditation status, while those in Arizona, Colorado, Nevada and Texas have received “commendable” accreditation status. In California, we are the only statewide health plan to earn the three-year “excellent” accreditation status. Furthermore, our HMOs provide quality and service information under NCQA’s Health Plan Employer Data Information Set, or HEDIS®, Program. Throughout PacifiCare, HEDIS scores have improved on average 14% in 31 of 33 measures over the past two years. Our health plans have met or exceeded the national 90th percentile benchmarks in 21 measures. Our California health plan had HEDIS scores that were statistically greater than our competitors’ (including Blue Cross of California, Kaiser Foundation Health Plan, Health Net Inc., Aetna U.S. Healthcare Inc. and CIGNA Health Corporation) average score in 18 measures.

Marketing

We have developed strong brand recognition with our PacifiCare and Secure Horizons customers. Our commercial products are marketed under the PacifiCare brand, which we believe has a reputation for quality and value. Our Medicare products are marketed under the Secure Horizons brand, which we believe is the premier brand in health care services among seniors in our markets in the Western United States. We market our specialty products under the PacifiCare brand and our PBM services under our Prescription Solutions brand. We are increasing and intensifying marketing efforts to enhance and reposition our PacifiCare and Secure Horizons brands to increase our commercial market share in our existing markets. While we believe our brands are perceived positively by our customers and providers, we understand the importance of strengthening our brands and marketing the evolving nature of our company. To that end, we have decided to invest in brand building in 2002 and beyond, and plan to invest approximately $20 million in 2002 in a branding and advertising campaign.

Marketing to our commercial customers is a two-step process in which we first market to employer groups, then provide information directly to employees, primarily during their open enrollment periods, once the employer has selected our plan. Open enrollment periods typically occur during the fourth quarter of the calendar year. We use various techniques to attract commercial members, including work site presentations, direct mail, medical group tours and local advertising. We also use television, radio, billboard and print media to market our programs to potential commercial members. Insurance brokers and consultants represent many employer groups under contract with us. These brokers and consultants work directly with employers to recommend or design employee benefits packages. We pay insurance brokers commissions over the life of the contract, if designated by the employer, while employers generally pay consultants directly. Our commercial membership growth is a result of in-market acquisitions as well as greater penetration in existing employer groups. With each open enrollment, we identify a specific approach for each employer group with the objective of increasing the number of members from each employer.

We market our Secure Horizons programs to Medicare beneficiaries and caregivers for Medicare beneficiaries primarily through direct mail, telemarketing, our website, television, radio and community based events with participating physician groups. Most Secure Horizons members enroll directly in a plan, generally without the involvement of insurance brokers, except when enrolling as part of an employer group retiree offering.

Customer Service

Our customer service centers support all of our commercial and Secure Horizons products. We provide customer service to members and providers contracting with our health plans. Each year we receive approximately 16 million calls. Customer service representatives handle approximately 10 million calls and approximately six million calls are processed by our Interactive Voice Response System. We also provide customer service on our member and provider websites.

We have three regionally based customer service centers in Phoenix, Arizona; Cypress, California and San Antonio, Texas, that handle all health plan claims in the continental United States, and a stand-alone customer service and claims processing function in Guam. On January 1, 2002 we established a separate customer service center in Cypress, California to support our PPO, indemnity and Medicare supplement products.

Management Information Systems

We use computer-based information systems for various purposes, including e-commerce, marketing and sales tracking, underwriting, billing, claims processing, medical management, medical cost and utilization trending, financial and management accounting, reporting, planning and analysis. Our systems also support on-line customer service functions, provider administration functions, and support our tracking and extensive analyses of health care costs and outcome data. Historically, our internal information services organization has been a provider or prime supplier of IT services using our employees and a mix of external resources.

We established corporate goals to have our IT system operate under one business platform and improve operational efficiency. To accomplish these goals, in 2001, we launched an IT project to determine if outsourcing certain functions would bring us strategic benefits. This project resulted in the creation of a model that moved technical expertise to an outsource arrangement while retaining and building management expertise within our IT organization. With this model, we will ultimately operate under one business technology platform and leverage external state-of-the art technology to accomplish our strategic goals.

The culmination of the outsourcing project is a 10-year strategic outsourcing arrangement with two suppliers: International Business Machines Corporation, or IBM, and Keane, Inc, or Keane. IBM is the coordinator of our IT outsourcing arrangement, and will provide day-to-day management of our IT infrastructure, including data center operations, help desk and support services and information distribution, such as claims forms and membership cards. Keane will provide software applications maintenance and enhancement services. In connection with the IT outsourcing, 650 employee positions were transitioned to IBM and Keane. We expect these agreements to result in savings of $380 to $400 million over the life of the contracts.

Our internal IT team will interact with internal customers to build strategy, translate business requirements into technical solutions and perform project demand management and prioritization. The IT team will also manage our outsourcing suppliers for daily support of operations and systems enhancements and maintenance. Our suppliers will interact directly with internal customers in day-to-day support and project activities.

Claims Processing Systems

We use computer based information systems as an important component of claims processing. We receive medical claims from physicians and hospitals for services to our members. Claims are reviewed to determine member eligibility, the quantity and kind of services performed and whether services were authorized, then adjudicated against pricing, claims rules and benefits. To ensure timely and accurate payments, we regularly review reports on inventory levels and claims statistics that focus on claims turn-around and accuracy of payment. We also perform a variety of claim audits and cost containment programs.

Claims are processed through our customer service centers or through our claims processing center in Letterkenney, Ireland, which is electronically connected to each of our customer service centers to process their claims. This connectivity allows us to efficiently route claims to sites that have excess capacity or can provide lower cost services. We will continue to take advantage of lower cost operations in production areas such as the Ireland claims center and will continue to evaluate the most efficient and effective ways of supporting our health plans.

Government Regulation

We are subject to extensive federal and state regulations that govern the scope of benefits provided to our members, including regulations relating to:

•	Financial solvency requirements;

•	Mandated benefits;

•	Claims processing;

•	Quality assurance and utilization review procedures;

•	Member grievance procedures;

•	Physician and hospital contracts; and

•	Marketing and advertising.

Our HMOs are also required to maintain restricted cash reserves represented by interest-bearing investments that are held by trustees or state regulatory agencies. These requirements, which limit the ability of our subsidiaries to transfer funds, may also limit their ability to pay dividends to us. From time to time, we advance funds to our subsidiaries to assist them in satisfying financial requirements. Our behavioral health, group life and health insurance and dental subsidiaries are also subject to extensive state regulation.

Medicare+Choice

Background. Our Medicare+Choice program is subject to regulation by CMS, the Department of Health and Human Services, or DHHS, and state regulatory entities. These agencies govern the benefits provided, premiums paid, quality assurance procedures, marketing and advertising for our Medicare+Choice products. CMS has promulgated regulations, operational policy letters and contracts implementing Medicare+Choice, including the Balanced Budget Act of 1997, Balanced Budget Refinement Act of 1999 and the Benefits Improvement and Protection Act of 2000, or BIPA. These contracts and regulations established new and expanded requirements for Medicare+Choice organizations. They also establish new or expanded standards for quality assurance, beneficiary protection, coordinated open enrollment, program payment and audits, information disclosure and physician and hospital participation. Compliance with Medicare+Choice regulations has and will continue to increase our Medicare administration costs. BIPA was passed by Congress in December 2000, effective for 2001. Under the new law, Medicare+Choice will receive increased government funding over the next five years beginning in March 2001. The changes for 2001 included increases to the monthly minimum payment floors, increases in the minimum annual payment from 2% to 3% and modifications to the risk adjuster.

It is possible that future legislation may create additional changes in the payment formula or risk adjuster. However, it is not certain that efforts to revise the laws governing the Medicare+Choice program will succeed in increasing the level of reimbursement to Medicare+Choice plan products.

Adjusted Community Rate Filings. As a result of the Balanced Budget Act of 1997 and related CMS rules and regulations, our HMO subsidiaries are required to submit separate adjusted community rate proposals for every Medicare+Choice product that they offer to Medicare beneficiaries. These rates are based upon our average commercial rate for non-Medicare enrollees modified by a factor that represents the difference in utilization characteristics between Medicare and non-Medicare enrollees within each geographic area. In effect, our benefits structure for our Secure Horizons Medicare+Choice HMO program is established based on these rates.

In the normal course of business, all information submitted as part of the adjusted community rate process is subject to audit by CMS or any person or organization designated by CMS. Our adjusted community rate proposal is based on historical data and information available to us at the time of the filing. During 2001, audits for our 2001 adjusted community rate proposals for Arizona, Oklahoma, Oregon and Washington were conducted. No material findings were noted as a result of the audits. Our adjusted community rate proposals for the contract year 2002 have been filed and approved.

Office of Personnel Management

We have commercial contracts with the United States Office of Personnel Management, or OPM, to provide managed health care services to federal employees, annuitants and their dependents under the Federal Employee Health Benefit Program, or FEHBP. As of December 31, 2001, we provided managed health care services to approximately 174,000 members under these contracts. Rather than negotiating rates with us, OPM requires us to provide the FEHBP with rates comparable to the rates charged to the two employer groups with enrollment closest in size to the FEHBP in the applicable community after making required adjustments. OPM further requires us to certify each year that its rates meet these requirements. Periodically, the Office of Inspector General, or OIG, audits us to verify that the premiums charged are calculated and charged in compliance with these regulations and guidelines. OPM has the right to audit the premiums charged during any period for up to six years following that period. The final resolution and settlement of audits have historically taken more than three years and as many as seven years.

During the audit process, OPM has referred and may continue to refer its findings to the United States Department of Justice, or DOJ, if it believes that we knowingly overcharged the government or otherwise submitted false documentation or certifications in violation of the False Claims Act. Under the False Claims Act, an action can be considered knowingly committed if the government contractor acted with actual knowledge, or with reckless disregard or deliberate ignorance of the government’s rules and regulations. If the government were to win a False Claims Act lawsuit against us, the government could obtain the amounts overcharged and a trebling of these damages, plus interest and substantial civil penalties, and the government could also permanently disqualify us from participating in all federal government programs. We have a number of pending audits that we are seeking to resolve with the DOJ. For a description of these pending audits, see “Item 3. Legal Proceedings — OPM Litigation.”

In late 1997, we established a formal compliance program to specifically address potential issues that may arise from the FEHBP rating process, to work with OPM to understand its interpretation of the rules and guidelines prior to completion of the rating process, to standardize the FEHBP rating process among all of our HMOs, and to help reduce the likelihood that future government audits will result in any significant findings. Based on the results of 15 audited contract years that have been conducted since the compliance program was implemented, we believe that this program has been effective.

Health Insurance Portability and Accountability Act of 1996

As a result of Health Insurance Portability and Accountability Act of 1996, or HIPAA, federal standards apply to both the group and individual health insurance markets. The portability provisions in HIPAA require us to:

•	Guarantee the availability and renewability of health insurance for certain employers, employees and individuals;

•	Disclose prior coverage; and

•	Make it easier for members to continue coverage in cases where an employee is terminated or changes employers.

HIPAA also prohibits us from discriminating against potential enrollees on the basis of health status.

HIPAA includes administrative simplification provisions directed at standardizing transactions and codes, establishing uniform health care provider, payer, employer and patient identifiers and seeking protections for confidentiality and security of patient data. We expect to modify our information systems and business processes to comply with HIPAA regulations.

In addition, we continue to work with various industry groups to find a common way to work with external business associates, such as physicians, hospitals and vendors, to ensure their compliance with the HIPAA rules. Our 2001 HIPAA compliance costs were approximately $10 million and we estimate that our HIPAA compliance costs will approximate $27 million in 2002 as well as $3 million in capital expenditures.

Employee Retirement Income Security Act of 1974

Pursuant to the Employee Retirement Income Security Act of 1974, or ERISA, the federal government regulates insured and self-insured health coverage plans offered by employers. There have been recent highly publicized legislative attempts to amend ERISA to remove the current limitation on the ability of states to regulate employer health plans and the limitations on an employee’s ability to sue a health plan under state law. If such proposals were enacted, states may have the ability to regulate other aspects of our business operations, and increase our exposure to state law claims that relate to employee health benefits.

Required Statutory Capital

By law, regulation and governmental policy, our HMO, indemnity and regulated specialty product subsidiaries, which we refer to as our regulated subsidiaries, are required to maintain minimum levels of statutory net worth. The minimum statutory net worth requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs or risk-based capital, or RBC, requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners, or NAIC. If adopted, the RBC requirements may be modified as each state legislature deems appropriate for that state. The RBC formula, based on asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level, or ACL, which represents the amount of net worth believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain the greater of the required ACL or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash.

The statutory framework for our regulated subsidiaries’ statutory net worth requirements may change over time. These subsidiaries are also subject to their state regulators’ overall oversight powers. Those regulators could require our subsidiaries to maintain minimum levels of statutory net worth in excess of the amount required under the applicable state laws if the regulators determine that maintaining such additional statutory net worth is in the best interest of our members.

Risk Management

We shift part of our risk of catastrophic losses by maintaining reinsurance coverage for specified hospital costs incurred in the treatment of catastrophic illnesses. We require contracting physicians, physician groups and hospitals to maintain individual malpractice insurance coverage. We also maintain general liability, property, managed care errors and omissions and medical malpractice insurance coverage. Coverages typically include varying and increasing levels of self-insured retention or deductibles that increase our risk of loss. In 2001, we capitalized and began operating a wholly owned captive reinsurance company designed to assist us in managing this risk of loss.

Competition

In general, the health care industry has experienced significant consolidation. Acute care hospitals have consolidated and excess bed capacity has been reduced, increasing their leverage in the marketplace. Continued consolidation of insurance carriers, other HMOs, employer self-funded programs and PPOs, some of which have substantially larger enrollments or greater financial resources than ours, has created competition for physicians, hospitals and members, impacting profitability and the ability to influence medical management. The cost of providing benefits is in many instances the controlling factor in obtaining and retaining employer groups as clients and some of our competitors have set premium rates at levels below our rates for comparable products. The cost of pharmaceuticals, a significant component of benefits, continues to increase, and the development of high cost therapeutic agents that are expected as part of commercial formularies and the desire by employers for more choice in formulary design impacts the ability of Prescription Solutions, our PBM, to manage costs. We anticipate that premium pricing will continue to be highly competitive.

In offering health insurance coverage, we compete with CIGNA Health Corporation, Aetna U.S. Healthcare Inc., WellPoint Health Networks, Inc. and UnitedHealth Group for membership from national employers. We also compete with regional HMOs and small group employers, which vary depending on the geographic market. Regional competitors include Kaiser Foundation Health Plan, Health Net Inc., WellPoint Health Networks Inc., Humana Inc., and state Blue Cross and Blue Shield organizations. We also offer a regional alternative for national employers who are willing to support multiple health plans to maintain plans that best suit the needs of employees within a specific region. Beginning in January 2002, we are offering an enhanced PPO as either a stand-alone product or in conjunction with our HMO products that will compete against health plans offered by health insurers with more experience in the PPO business. Our enhanced PPO product includes a number of features that we believe distinguishes it from competitive products. These features include expanded provider choices, discounted alternative care and other non-traditional benefit options, such as chiropractic care and employee assistance programs, as well as access to our specialty products and services.

We have the largest Medicare+Choice membership in the nation, both in absolute terms and as a percentage of overall membership, offering competitive advantages and economies of scale in the Medicare+Choice market. For 2002, we have reduced our benefits, raised member copays and deductibles, and replaced coverage of brand name prescription drugs with generic drugs in most of the counties where we participate in Medicare+Choice, in response to our rising health care costs of treating the senior population and the current levels of Medicare reimbursement from the government. These changes have caused members to leave our plans for competing plans or traditional Medicare. Many competing Medicare+Choice plans have also reduced their participation in the Medicare+Choice program and reduced benefits coverage. In the markets where we have remained and structured our benefits to offset rising costs, exits and benefit reductions made by competitors may result in increased membership in our program.

Prescription Solutions’ PBM services are sold as part of our commercial and Medicare products and on a stand-alone basis to unaffiliated health plans and employer groups. Competitors include Merck-Medco Managed Care, WellPoint Pharmacy Management, Med Impact, Caremark Rx, Express Scripts and Advance PCS. We believe, when aligned with a managed care organization, Prescription Solutions differentiates itself from other pharmacy benefit organizations by managing prescription costs and outcomes for managed care organization members. Our mail-order prescription drug service competes with national, regional and local pharmacies and other mail-order prescription drug companies. Prescription Solutions also competes with firms offering prescription discount cards, such as Costco and large drug store chains.

Trademarks

We own federally registered trademarks and other trademarks, which include PacifiCare®, SecureHorizons®, Prescription Solutions® and Quality Index® (for which there is a patent pending).

Employees

At February 28, 2002, we had approximately 8,200 full and part-time employees. None of our employees is presently covered by a collective bargaining agreement. However, pharmacists at our Prescription Solutions mail service center voted to join the Paper, Allied-Industrial, Chemical and Energy Workers International Union. A collective bargaining agreement is currently in negotiations. We consider relations with our employees to be good and have never experienced any work stoppage.

ITEM 2.     PROPERTIES

As of December 31, 2001, we leased approximately 114,000 aggregate square feet of space for our principal corporate headquarters and executive offices in Costa Mesa and Santa Ana, California. In connection with our operations, as of December 31, 2001, we leased approximately 2.0 million aggregate square feet for office space, subsidiary operations, customer service centers and space for computer facilities. Such space corresponds to areas in which our HMOs or specialty managed care products and services operate, or where we have satellite administrative offices. Our leases expire at various dates from 2002 through 2011.

We own six buildings encompassing approximately 328,000 aggregate square feet of space. Two of the buildings, representing approximately 225,000 aggregate square feet of space, are primarily used for administrative operations and are located in California and Guam. The remaining four buildings are medical office buildings, all of which are leased to third parties under a master lease agreement. All four medical buildings are being marketed for sale. We also own one parcel of vacant land for a total of two acres, which is being marketed for sale.

In connection with consolidating and reorganizing our company operations, we plan to consolidate or close certain locations currently used for subsidiary operations, customer service, computer processing and administrative offices. Costs for consolidating and/or closing such office space have been identified and are included in the fourth quarter 2001 restructuring charge. See Note 9 of the Notes to Consolidated Financial Statements.

Our facilities are in good working condition, are well maintained and are adequate for our present and currently anticipated needs. We believe that we can rent additional space at competitive rates when current leases expire, or if we need additional space.

ITEM 3.     LEGAL PROCEEDINGS

OPM Litigation

We have contracts that were audited by the OIG that we acquired through our merger with FHP International Corporation, or FHP, in 1997. The OIG and others allege that the former FHP Arizona, California, Colorado, Guam and Ohio HMO subsidiaries, as well as former FHP Illinois, New Mexico and Utah HMO subsidiaries that we sold in 1997 and 1998, substantially overcharged the government from 1990 through 1997. Several of these contract years have already been audited, but are yet to be settled. We responded to the audit reports, challenging many of the auditors’ assertions. The allegations were referred to the DOJ for review of potential claims under the False Claims Act.

The OIG conducted an audit of our Oregon HMO subsidiary. The OIG issued a draft audit report in July 1997, alleging that we substantially overcharged the government for contract years 1991 through 1996. We responded to this draft audit report in April 1998, disagreeing with OIG’s claims. In March 2000, we were notified that the auditors had referred the above-mentioned audit report to the DOJ for review of potential claims under the False Claims Act. We entered into a tolling agreement with the U.S. Attorney extending the time in which the U.S. Attorney has to file a civil complaint until July 3, 2002.

The OIG conducted an audit of our California HMO subsidiary. The OIG issued a draft audit report in January 1998, alleging that we substantially overcharged the government for contract years 1993 through 1996. We responded to this draft audit report in May 1998, disagreeing with OIG’s claims. In January 2001, we were notified that the auditors had referred the above-mentioned audit report to the DOJ for review of potential claims under the False Claims Act. We entered into a tolling agreement with the U.S. Attorney extending the time in which the U.S. Attorney has to file a civil complaint until May 31, 2002.

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

We intend to continue to negotiate with OPM and the DOJ on any existing or future unresolved matters to attain a mutually satisfactory result. We cannot be certain that any ongoing future negotiations will be concluded satisfactorily, that additional audits will not be referred to the DOJ or that additional, possibly material, liabilities will not be incurred. Based on information currently available, we believe that any liability in excess of amounts accrued would not materially affect our consolidated financial position. However, such liability could have a material effect on our results of operations or cash flows of a future period if any of these matters are resolved unfavorably.

Class Action Legal Proceedings

On November 21, 2000, Michael Russ filed a purported class action complaint against us and several of our present and former directors and executive officers in the Central District of California. This complaint was consolidated with other subsequent complaints into a single proceeding. The complaints relate to the period between October 27, 1999 and October 10, 2000 and primarily allege that we made false projections about our financial performance in 2000. The complaints seek an unspecified amount of damages plus attorneys’ fees. A consolidated class action complaint was filed on April 23, 2001, and on June 22, 2001 we filed a motion to dismiss the consolidated complaint. On October 19, 2001, the Court granted our motion and dismissed the complaint, but gave the plaintiffs permission to file an amended complaint. A second consolidated amended class action complaint was filed on December 3, 2001, and on January 17, 2002 we filed a motion to dismiss the second consolidated complaint. We deny all material allegations and intend to defend the actions vigorously.

On November 2, 1999, Jose Cruz filed a purported class action complaint against us, our California subsidiary, and FHP in the San Francisco Superior Court. On November 9, 1999, Cruz filed a first amended purported class action complaint that omitted FHP as a defendant. The amended complaint relates to the period from November 2, 1995 to the present and purports to be filed on behalf of all enrollees in our health care plans operating in California other than Medicare and Medicaid enrollees. The amended complaint alleges that we have engaged in unfair business acts in violation of California law, engaged in false, deceptive and misleading advertising in violation of California law and violated the

California Consumer Legal Remedies Act. It also alleges that we have received unjust payments as a result of our conduct. The amended complaint seeks injunctive and declaratory relief, an order requiring the defendants to inform and warn all California consumers regarding our financial compensation programs, unspecified monetary damages for restitution of premiums and disgorgement of improper profits, attorneys’ fees and interest. We moved to compel arbitration and the Superior Court denied our motion. We filed an appeal from this denial, and the Court of Appeal affirmed the Superior Court’s decision. Thereafter, we filed a petition asking the California Supreme Court to review the Court of Appeal’s decision, and the California Supreme Court granted the petition. No date for oral argument before the California Supreme Court has been set. We deny all material allegations in the amended complaint and intend to defend the action vigorously.

On November 22, 1999, Debbie Hitsman filed a purported class action complaint against us in the United States District Court for the Southern District of Mississippi, Hattiesburg Division. The complaint relates to the period from November 22, 1995 to the present and purports to be on behalf of all enrollees in our health care plans other than Medicare and Medicaid enrollees. The complaint alleges causes of action for violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, and ERISA. The complaint seeks an unspecified amount of compensatory and treble damages, injunctive and restitutionary relief, attorneys’ fees, the imposition of a constructive trust and interest. On June 23, 2000, Hitsman filed and served an additional complaint as a purported part of a multi-district litigation proceeding known as In re Managed Care Litigation coordinated for pretrial proceedings in the United States District Court for the Southern District of Miami. In December 2000, the District Court granted our motion to compel arbitration of all of the Hitsman claims against us. On July 24, 2001, the District Court entered an order dismissing the Hitsman case against us with prejudice.

Subsequently, Dr. Dennis Breen, Dr. Leonard Klay, Dr. Jeffrey Book and a number of other health care providers, along with several medical associations, including the California Medical Association, joined the In re Managed Care proceeding. These health care providers sued a number of managed care companies, including us, alleging that the companies’ claims processing systems automatically and impermissibly alter codes included on providers’ reimbursement/ claims forms to reduce the amount of reimbursement, and that the companies impose unfair contracting terms on providers, impermissibly delay making capitated payments under their capitated contracts, and negotiate capitation payments that are inadequate to cover the costs of health care services provided.

The District Court granted our motion to compel arbitration of all of Dr. Breen’s claims against us, except for his claims for violations of the RICO Act, and for his conspiracy and aiding and abetting claims that stem from contractual relationships with other managed care companies. We filed an appeal from the District Court’s partial denial of our Breen motion to compel arbitration. In April 2001, the District Court granted our motion to compel arbitration of all of Dr. Book’s claims except for his RICO claims and his conspiracy and aiding and abetting claims, but it denied our motion to compel arbitration by several other doctors because the District Court concluded that they were only pursuing conspiracy and aiding and abetting claims against us. We filed an appeal from the District Court’s partial denial of these motions to compel arbitration. The Court of Appeals consolidated our appeals and heard oral argument on those appeals in January 2002.

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

In December 1997, William Madruga and others filed a purported class action suit against us and several of our directors and officers in the United States District Court for the Central District of California. The complaint alleges claims on behalf of purchasers of our common stock from February 14, 1997 through our November 24, 1997 announcement that earnings for the fourth quarter of 1997 would be lower than expected. The complaint primarily alleged that we previously omitted and/or misrepresented material facts with respect to our acquisition of FHP and our financial position. On October 9, 2001, the trial court dismissed the Madruga case with prejudice and without leave to amend. Thereafter, the plaintiffs filed a notice of appeal with the Ninth Circuit Court of Appeals. The plaintiffs subsequently requested dismissal of this case which the Ninth Circuit Court of Appeals entered on March 12, 2002, thereby terminating this case.

State of Texas Litigation

On February 11, 2002, the Attorney General of Texas, on behalf of the State of Texas, filed a civil complaint against our Texas subsidiary in the Texas District Court of Travis County. The complaint alleges violations of the Texas Health Maintenance Organization Act, Texas Insurance Code and regulations under the Code and the Texas Deceptive Trade Practices Consumer Protection Act. The complaint relates to the financial insolvency of three physician groups under capitation contracts with PacifiCare of Texas. Under these contracts, responsibility for claims payments to health care providers was delegated to the contracted physician groups. We made capitation payments to each of these physician groups, but each of these physician groups failed to pay all of the health care providers who provided health care services covered by the capitation payments. The complaint primarily alleges that despite its capitation payments to the physician groups, PacifiCare of Texas is still financially responsible for the failure of the delegated providers to pay health care providers. The Attorney General is seeking an injunction requiring us to comply with state laws plus unspecified damages, civil penalties and restitution. We do not believe that our Texas plan is liable under Texas law to pay unpaid health claims that were the responsibility of the capitated provider and for which we have already paid capitation. We deny all material allegations in the complaint and we intend to defend this action vigorously.

Other Litigation

We are involved in legal actions in the normal course of business, including claims from our members arising out of decisions to deny or restrict reimbursement for services and claims that seek monetary damages, including claims for punitive damages that are not covered by insurance. As we increase our medical management capabilities and take a more active oversight role in the treatment process, more claims relating to the denial or restriction of services may arise. In addition, we may be subject to more claims of this nature from our Medicare+Choice members that will be litigated in state court, rather than under the Medicare Act’s administrative review process, based on a recent California Supreme Court decision that the United States Supreme Court declined to review. Based on current information and review, including consultation with our lawyers, we believe any ultimate liability that may arise from these actions, including all OPM litigation, class action legal proceedings and industry litigation, would not materially affect our consolidated financial position, results of operations or cash flows. However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material effect on our results of operations or cash flows of a future period. For example, the loss of even one claim resulting in a significant punitive damage award could have a material adverse effect on our business. Moreover, our exposure to potential liability under punitive damage theories may decrease significantly our ability to settle these claims on reasonable terms.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the three months ended December 31, 2001.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the Nasdaq National Market under the symbol PHSY. The following table indicates the high and low reported sale prices per share as furnished by Nasdaq.

	High	Low

Year ended December 31, 2001
First Quarter	$40.500	$14.313
Second Quarter	$38.450	$15.500
Third Quarter	$21.700	$10.540
Fourth Quarter	$23.420	$12.000
Year ended December 31, 2000
First Quarter	$53.750	$40.500
Second Quarter	$72.313	$43.625
Third Quarter	$72.313	$34.625
Fourth Quarter	$38.250	$9.813

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

As of February 28, 2002 there were 300 stockholders of record of our common stock.

ITEM 6.     SELECTED FINANCIAL DATA

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

Income Statement Data

	Year Ended December 31,

	2001(1)	2000(2)	1999(3)	1998(4)	1997(5)

	(Amounts in thousands, except per-share data)
Operating revenue	$11,843,972	$11,576,298	$10,073,140	$9,625,788	$9,063,345

Expenses:
Health care services	10,367,657	9,913,657	8,368,690	8,002,260	7,658,879
Other operating expenses	1,288,374	1,286,790	1,181,773	1,166,011	1,125,299
Impairment, disposition, restructuring and other charges (credits)	61,157	11,730	(2,233)	15,644	154,507
Office of Personnel Management credits	—	(2,964)	—	(4,624)	—

Operating income	126,784	367,085	524,910	446,497	124,660
Interest expense	(70,282)	(79,636)	(43,001)	(60,923)	(64,536)
Minority interest in consolidated subsidiary	—	637	—	—	—

Income before income taxes	56,502	288,086	481,909	385,574	60,124
Provision for income taxes	38,371	127,046	203,365	183,147	81,825

Income (loss) before extraordinary gain	18,131	161,040	278,544	202,427	(21,701)
Extraordinary gain on early retirement of debt (less income taxes of $0.9 million)	875	—	—	—	—

Net income (loss)	$19,006	$161,040	$278,544	$202,427	$(21,701)

Preferred dividends	—	—	—	(5,259)	(8,792)

Net income (loss) available to common stockholders	$19,006	$161,040	$278,544	$197,168	$(30,493)

Basic earnings (loss) per share(6):
Income before extraordinary gain	$0.54	$4.59	$6.26	$4.50	$(0.75)
Extraordinary gain, net	0.02	—	—	—	—

Basic earnings (loss) per share(6)	$0.56	$4.59	$6.26	$4.50	$(0.75)

Diluted earnings (loss) per share(6):
Income before extraordinary gain	$0.53	$4.58	$6.23	$4.40	$(0.75)
Extraordinary gain, net	0.02	—	—	—	—

Diluted earnings (loss) per share(6)	$0.55	$4.58	$6.23	$4.40	$(0.75)

Operating Statistics
Medical loss ratio (health care services as a percentage of premium revenue)
Consolidated	89.7%	87.5%	84.8%	85.0%	85.7%
Commercial	88.8%	85.1%	81.7%	82.8%	85.8%
Medicare	90.3%	89.4%	86.9%	86.5%	85.6%
Selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income)	10.3%	10.5%	11.1%	11.4%	11.7%
Operating income as a percentage of operating revenue	1.1%	3.2%	5.2%	4.6%	1.4%
Effective tax rate(7)	67.9%	44.1%	42.2%	47.5%	136.1%

See footnotes following “Balance Sheet Data.”

Continued on next page

Other Financial and Operating Data

	December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands)
Consolidated EBITDA(8)	$336,645	$507,051	$640,774	$578,546	$396,044
Depreciation and amortization	$148,704	$130,563	$118,097	$121,029	$116,877
Capital expenditures	$77,301	$105,256	$66,211	$41,631	$68,533
Net cash flows provided by operating activities	$38,923	$631,236	$569,698	$455,587	$413,489
Net cash flows (used in) provided by investing activities	$(260,828)	$72,376	$(250,859)	$(18,911)	$(1,013,041)
Net cash flows (used in) provided by financing activities	$(51,971)	$(301,041)	$(194,411)	$(392,714)	$912,478
HMO Membership Data
Commercial	2,439,600	2,953,300	2,643,400	2,554,100	2,790,000
Medicare	948,500	1,056,700	1,014,600	972,800	1,001,100

Total HMO membership	3,388,100	4,010,000	3,658,000	3,526,900	3,791,100

Balance Sheet Data
Cash and equivalents	$977,759	$1,251,635	$849,064	$724,636	$680,674
Marketable securities	1,062,353	864,013	999,194	875,553	864,708
Total assets	5,096,046	5,323,436	4,884,021	4,630,944	4,963,046
Medical claims and benefits payable	1,095,900	1,270,800	795,200	645,300	721,500
Long-term debt, due after one year	794,309	836,556	975,000	650,006	1,011,234
Stockholders’ equity	2,033,785	2,003,560	1,977,719	2,238,096	2,062,187

(1)	The 2001 results include impairment, disposition, restructuring, OPM and other net pretax charges totaling $61 million ($39 million or $1.13 diluted loss per share, net of tax). See Note 9 of the Notes to Consolidated Financial Statements. Operating income before net pretax charges as a percentage of operating revenue was 1.6%.

(2)	The 2000 results include impairment, disposition, restructuring, OPM and other net pretax charges totaling $9 million ($5 million or $0.15 diluted loss per share, net of tax). See Note 9 of the Notes to Consolidated Financial Statements. Operating income before net pretax charges as a percentage of operating revenue was 3.2%.

(3)	The 1999 results include impairment, disposition, restructuring and other net pretax credits totaling $2 million ($2 million or $0.04 diluted loss per share, net of tax). The after tax and per share amounts were losses because the goodwill impairment was not deductible for income tax purposes. See Note 9 of the Notes to Consolidated Financial Statements. Operating income before net pretax credits as a percentage of operating revenue was 5.2%.

(4)	The 1998 results include $11 million of net pretax charges ($6 million or $0.12 diluted loss per share, net of tax). See Note 9 of the Notes to Consolidated Financial Statements. Operating income before net pretax charges as a percentage of operating revenue was 4.8%.

(5)	The 1997 results include the results of operations for the FHP acquisition from February 14, 1997. The 1997 results also include $155 million of net pretax charges ($129 million or $3.18 diluted loss per share, net of tax) for the impairment of long-lived assets, restructuring and certain other charges. Operating income before pretax charges as a percentage of operating revenue was 3.1%.

(6)	Earnings per share were restated to conform with the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share.

(7)	Effective income tax rate includes the effect of nondeductible pretax charges, primarily goodwill amortization.

(8)	Consolidated EBITDA represents EBITDA (net income plus interest expense, provision for income taxes and depreciation and amortization expense) before impairment, disposition, restructuring and other charges (credits), OPM credits and pretax gain on early retirement of debt. We have included consolidated EBITDA because we understand that it is one measure used by some investors to determine our operating cash flow and historical ability to service our indebtedness. Other companies in our business may present EBITDA differently than we do. Consolidated EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered by an investor as an alternative to net income or operating income as an indicator of our operating performance or cash flow from operations, as a measure of liquidity.

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

Events significant to our business and actual or future operating results that occurred in 2001 and to date have included the following:

•	Effective January 1, 2002, we reduced benefits and increased premiums in our Medicare+Choice health plan. These actions affected the majority of our 0.9 million members currently enrolled in our Medicare+Choice health plans and have and may continue to result in disenrollment of some of our Medicare membership in counties where we continue to offer plans. In addition, effective January 1, 2002, we withdrew our Medicare+Choice products in 44 counties in Arizona, California, Oklahoma, Oregon, Texas and Washington. In January 2002, this withdrawal had affected approximately 50,000 members, representing about 5% of our Medicare health maintenance organization, or HMO, membership as of December 31, 2001.

•	In January 2002, we announced a 10-year outsourcing arrangement with International Business Machines, or IBM, and Keane, Inc., or Keane, which we have estimated will result in approximately $380 to $400 million in savings over 10 years. IBM will provide information technology, or IT, services and day-to-day management of our IT infrastructure, including data center operations, support services and information distribution, while Keane will provide software applications maintenance and enhancement services. See Note 5 of the Notes to Consolidated Financial Statements.

•	In December 2001, in connection with the IBM outsourcing contract, we sold IBM computer equipment with a net book value of $42 million. The consideration we received from IBM for the sale included $25 million in cash, and a note receivable for the $17 million balance. In January 2002, we paid and permanently retired $25 million of the outstanding balance on our term loan with proceeds we received from this sale. See Note 5 of the Notes to Consolidated Financial Statements.

•	2001 results include impairment, disposition, restructuring, Office of Personnel Management, or OPM, and other pretax charges totaling $61 million ($39 million or $1.13 diluted loss per share, net of tax). See Note 9 of the Notes to Consolidated Financial Statements.

•	In September 2001, we retired $12 million of the FHP International Corporation, or FHP, senior notes that we assumed when we acquired FHP in 1997 by exchanging approximately 0.8 million shares of common stock for those notes. We reissued treasury stock to provide the common stock used in the exchange. Retirement of these notes resulted in a pretax extraordinary gain of $2 million ($0.9 million or $0.02 diluted earnings per share, net of tax), and a net equity increase of $10 million. See Notes 5 and 6 of the Notes to Consolidated Financial Statements.

•	In August 2001, we executed an amendment to our existing senior credit facility with our lenders to extend its maturity date. The amended and restated credit facility matures on January 2, 2003, and provides for a $650 million term loan and a $150 million revolving line of credit. See Note 5 of the Notes to Consolidated Financial Statements.

•	Effective May 1, 2001, we withdrew our commercial HMO and point-of-service, or POS, products from 15 Colorado counties. This withdrawal affected approximately 25,000 commercial HMO and POS members. We retained our commercial HMO products in other Colorado counties where the vast majority of our members reside. Qualified employers may apply for our preferred provider organization, or PPO, which is not affected by this service area change.

•	Effective March 1, 2001, we withdrew our commercial HMO product from 24 Texas counties. This exit affected approximately 3,000 members.

Revenue

Commercial and Medicare Premiums. We receive per-member per-month payments on behalf of each member enrolled in our commercial HMOs and our behavioral health services, life and health insurance and dental and vision services plans. Generally, our Medicare+Choice contracts entitle us to per-member per-month payments from the Centers for Medicare and Medicaid Services, or CMS, which until recently was known as the Health Care Financing Administration, on behalf of each enrolled Medicare beneficiary. We report prepaid health care premiums received from our commercial plans’ enrolled groups, CMS, and our Medicare plans’ members as revenue in the month that members are entitled to receive health care. We record premiums received in advance as unearned premium revenue.

Premiums for our commercial products and Medicare+Choice products are generally fixed in advance of the periods covered. Of our commercial business, more than 50% of our membership renews on January 1 of each year, with premiums that are generally fixed for a one-year period. In addition, each of our subsidiaries that offers Medicare+Choice products must submit adjusted community rate proposals, generally by county or service area, to CMS by July 1 for each such product that will be offered in a subsequent year. As a result, increases in the costs of health care service in excess of the estimated future health care costs reflected in the premiums or the adjusted community rate proposals generally cannot be recovered in the applicable contract year through higher premiums or benefit designs.

Generally, since the Balanced Budget Act of 1997 went into effect, annual premium increases for Medicare+Choice members have not kept pace with increases in the costs of health care. CMS recently announced that federal payments to Medicare+Choice managed care organizations are projected to increase only 2%, the guaranteed minimum required by law, in calendar year 2003. Such shortfalls in Medicare+Choice premiums compared to our health care service expenses in some of our operating areas contributed to our decision to cease offering, close enrollment, or obtain capacity limits in our Medicare+Choice plans in various counties in 2002, 2001 and 2000. These premium trends also contributed to changes in our benefits, copayments and deductibles. The following table provides information on the number of counties where we did offer or currently offer our Medicare+Choice plans for new member enrollment as of the dates indicated. Additionally, it provides information on the number of counties for which we contracted with CMS to offer our Medicare+Choice plans, as of the beginning of each calendar year indicated.

	January 1,	December 31,	December 31,
	2002	2001	2000

Counties in which we offer Secure Horizons Medicare+Choice plans for new member enrollment	64	76	82
Counties in which we have voluntarily closed enrollment or set capacity limits	4	28	41

Counties for which we contracted with CMS to offer Secure Horizons Medicare+Choice plans	68	104	123

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

Net Investment Income. Net investment income consists of interest income, gross realized gains and gross realized losses experienced based on the level of cash invested over each period. As we have increased the number of our contracts that are risk-based rather than capitated contracts, our net investment income has been and continues to be an important component in managing health care cost risk of our business. Under risk-based contracts, cash disbursements to health care providers for services provided to members are made after the related claim has been submitted and adjudicated. Under capitated contracts, health care providers are prepaid on a fixed-fee per-member per-month basis, regardless of the services provided to members.

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

The cost of health care provided is accrued in the month services are provided to members, based in part on estimates for hospital services and other health care costs that have been incurred but not yet reported. We develop these estimates using actuarial methods based upon historical data for payment patterns, cost trends, product mix, seasonality, utilization of health care services and other relevant factors. These estimates are adjusted in future periods as we receive actual claims data, and can either increase or reduce our accrued health care costs. The cost of prescription drugs covered under our commercial and Medicare plans is expensed when the prescription drugs are dispensed. Our commercial and Medicare plans also provide incentives, through a variety of programs, for health care providers that participate in those plans to control health care costs while providing quality health care. Expenses related to these programs, which are based in part on estimates, are recorded in the period in which the related services are provided.

During 2000 and 2001, health care providers increasingly demanded risk-based contracts. The trend away from capitated contracts to risk-based and fee-for-service agreements continues, especially for hospital services. The percentages of membership by contract type at December 31, 2001 and 2000 were as follows:

	Hospital		Physician

	December 31,

	2001	2000	2001	2000

Commercial:
Capitated	48%	57%	79%	84%
Risk-based/fee-for-service	52%	43%	21%	16%
Medicare:
Capitated	57%	65%	77%	87%
Risk-based/fee-for-service	43%	35%	23%	13%
Total:
Capitated	51%	59%	79%	85%
Risk-based/fee-for-service	49%	41%	21%	15%

We have experienced a significant increase in our health care service expenses as we have increasingly covered our membership through risk-based contracts. Our profitability declined beginning with the third quarter of 2000 because we did not fully anticipate the extent to which our reimbursement methodology would shift to risk-based contracts. The shift toward risk-based contracts exposed us to increased health care costs that we did not fully anticipate in our pricing and underwriting decisions when we designed and priced our products for 2001 and 2000. In 2002, we expect this trend to continue, but at a slower pace. We expect commercial hospital risk-based contracts to cover approximately 56% of our membership and commercial physician risk-based contracts to cover approximately 23% of our membership by December 31, 2002. We expect Medicare hospital risk-based contracts to cover approximately 46% of our membership and Medicare physician risk-based contracts to cover approximately 25% of our membership by December 31, 2002.

2001 Compared With 2000

Membership. Total HMO membership decreased 16% to approximately 3.4 million members at December 31, 2001 from approximately 4.0 million members at December 31, 2000. Our total HMO membership excludes employer self-funded, PPO, indemnity and Medicare supplement members.

	As of December 31, 2001			As of December 31, 2000

	Commercial	Medicare	Total	Commercial	Medicare	Total

HMO Membership Data:
Arizona	144,000	104,600	248,600	124,700	103,100	227,800
California	1,579,000	487,000	2,066,000	1,812,000	564,800	2,376,800
Colorado	202,300	60,300	262,600	285,800	74,000	359,800
Guam	36,400	—	36,400	50,500	—	50,500
Nevada	36,100	30,900	67,000	34,300	32,200	66,500
Ohio	—	—	—	35,000	3,500	38,500
Oklahoma	91,300	30,200	121,500	88,300	31,400	119,700
Oregon	93,200	26,800	120,000	103,700	31,600	135,300
Texas	180,400	149,600	330,000	319,100	151,400	470,500
Washington	76,900	59,100	136,000	99,900	64,700	164,600

Total HMO membership	2,439,600	948,500	3,388,100	2,953,300	1,056,700	4,010,000

Other Commercial Membership Data:
Employer self-funded	42,400	—	42,400	65,000	—	65,000
PPO and indemnity	38,400	—	38,400	42,900	—	42,900
Medicare supplement	11,000	—	11,000	500	—	500

Total other commercial membership	91,800	—	91,800	108,400	—	108,400

Total HMO & other commercial membership	2,531,400	948,500	3,479,900	3,061,700	1,056,700	4,118,400

	As of December 31, 2001			As of December 31, 2000

	PacifiCare			PacifiCare
	HMO	Unaffiliated	Total	HMO	Unaffiliated	Total

Pharmacy Benefit Management,
Dental and Behavioral Health Membership:
Pharmacy benefit management(1)	3,388,100	1,129,000	4,517,100	4,010,000	630,400	4,640,400
Dental(2)	635,300	196,800	832,100	899,300	286,400	1,185,700
Behavioral health(2)	2,337,200	1,373,400	3,710,600	2,611,300	1,213,500	3,824,800

(1)	Pharmacy benefit management PacifiCare HMO membership represents members that are in our commercial or Medicare HMO. All of these members either have a prescription drug benefit or are able to purchase their prescriptions utilizing our retail network contracts or our mail service.

(2)	Dental and behavioral health PacifiCare HMO membership represents members that are in our commercial HMO that are also enrolled in our dental or behavioral health plan.

Commercial HMO membership decreased approximately 17% at December 31, 2001 compared to the prior year primarily due to a:

•	Decrease of 233,000 members in California and 138,700 members in Texas primarily due to premium rate increases that averaged 8% in California and 13% in Texas in 2001 and provider network disruptions;

•	Decrease of 83,500 members in Colorado, primarily due to premium rate increases that averaged 14% in 2001 and 2001 county exits; and

•	Decrease of 35,000 members as a result of our exit of all HMO operations in Ohio.

During 2002, we expect commercial HMO membership to decline by approximately 150,000, primarily due to exits of unprofitable markets and products, and stricter underwriting standards.

Medicare membership decreased approximately 10% at December 31, 2001 compared to the prior year primarily due to a:

•	Decrease of 101,900 members primarily as a result of 2000 and 2001 county exits, capacity waivers and voluntary closure notices in California, Colorado, Oregon and Washington;

•	Decrease of 3,500 members as a result of our exit of all HMO operations in Ohio; and

•	Decrease of 1,800 members in Texas due to member disenrollments in anticipation of reduced benefits that were effective January 1, 2002; partially offset by an

•	Increase of 1,500 members in Arizona primarily due to competitor exits in areas where Secure Horizons remained.

During 2002, we expect Medicare HMO membership to decline by approximately 130,000 primarily due to county exits, increased premiums and benefit reductions.

Employer self-funded membership decreased approximately 35% at December 31, 2001 compared to the prior year primarily due to membership losses in Texas. PPO and indemnity membership decreased approximately 10% at December 31, 2001 compared to the prior year primarily due to membership losses in California attributable to premium rate increases in 2001.

Pharmacy benefit management, or PBM, unaffiliated membership at December 31, 2001 increased approximately 79% compared to the prior year due to new membership from five additional customers of approximately 512,300 members, partially offset by membership losses of approximately 13,700 members primarily in connection with the loss of two customers.

PacifiCare dental HMO membership at December 31, 2001 decreased approximately 29% compared to the prior year primarily due to membership losses in Arizona, California and Washington, mainly due to Secure Horizon member disenrollments, attributable to benefit changes effective January 1, 2001. Dental unaffiliated membership at December 31, 2001 decreased approximately 31% compared to the prior year due to commercial member disenrollments in California.

PacifiCare behavioral health HMO membership at December 31, 2001 decreased approximately 10% compared to the prior year primarily due membership losses in Arizona, Colorado and Texas. Behavioral health unaffiliated membership at December 31, 2001 increased approximately 13% compared to prior year primarily due to additional membership in Oregon.

Commercial Premiums. Commercial premiums include results from our specialty HMO and indemnity insurance operations. Commercial premiums decreased 2% or $116 million for the year ended December 31, 2001 compared to the prior year as follows:

Year Ended
December 31, 2001

(Amounts in millions)
Net membership losses (excluding Ohio), primarily in California, Colorado and Texas	$(538)
Premium rate increases that averaged approximately 11% for the year ended December 31, 2001	479
Membership losses resulting from the disposition of our Ohio HMO	(77)
The inclusion of premiums from the Harris Methodist Texas Health Plan, Inc. and Harris Methodist Health Insurance Company, Inc. (together, “Harris”) acquisition	20

Decrease over prior year	$(116)

Medicare Premiums. Medicare premiums increased 5% or $348 million for the year ended December 31, 2001 compared to the prior year as follows:

Year Ended
December 31, 2001

(Amounts in millions)
Premium rate increases that averaged approximately 8% for the year ended December 31, 2001	$520
Net membership losses (excluding Ohio), primarily in California	(162)
Membership losses resulting from the disposition of our Ohio HMO	(30)
The inclusion of premiums from the Harris acquisition	20

Increase over prior year	$348

Other Income. Other income increased approximately 24% or $33 million for the year ended December 31, 2001 compared to the prior year primarily due to increased mail-service revenues of Prescription Solutions, our PBM.

Net Investment Income. Net investment income increased approximately 3% to $111 million for the year ended December 31, 2001 compared to the prior year primarily due to higher overall net realized gains compared to the prior year.

Consolidated Medical Loss Ratio. The consolidated medical loss ratio (health care services as a percentage of premium revenue) changed for the year ended December 31, 2001 compared to the prior year as follows:

	Year Ended
	December 31,

	2001	2000

Medical loss ratio:
Consolidated	89.7%	87.5%
Commercial	88.8%	85.1%
Medicare	90.3%	89.4%

Commercial Medical Loss Ratio. The commercial medical loss ratio includes results from our specialty HMO and indemnity insurance operations. The commercial medical loss ratio for the year ended December 31, 2001 increased compared to the prior year due to:

•	Higher inpatient, physician, outpatient and out of area service utilization under fee-for-service or risk-based contracts; partially offset by

•	Premium rate increases.

For the year ended December 31, 2001, our increases in commercial health care costs outpaced our premium rate increases primarily in California, Texas and Washington. In these states more members accessed more services, at a higher cost, from providers with whom we have shared-risk, rather than capitation contracts. Additionally, our Texas HMO experienced increased health care costs because we paid hospitals and doctors for expenses that were otherwise the obligations of our contracted providers. See Note 10 of the Notes to Consolidated Financial Statements.

In the fourth quarter of 2001, our commercial health care costs were partially offset by the impact of favorable claims experience for our new indemnity products, including PPO, Medicare supplement, and in our behavioral health business. We do not expect these favorable changes in estimates to continue in 2002. In 2002, we expect our commercial medical loss ratio to be in the range of 86% to 87%. We expect the decrease to be driven by price increases, exits from high-cost markets, and the positive effect on utilization of our medical management investments.

Medicare Medical Loss Ratio. The Medicare medical loss ratio increased for the year ended December 31, 2001 compared to the prior year due to:

•	Higher inpatient, physician and outpatient service utilization under fee-for-service or risk-based contracts; largely offset by

•	Premium rate increases including the Benefits Improvement and Protection Act of 2000 (effective March 1, 2001), and supplemental member premiums.

For the year ended December 31, 2001, our increases in Medicare health care costs slightly outpaced premium rate increases. At our Texas HMO more members accessed more services, at a higher cost, from providers with whom we have shared-risk, rather than capitation contracts. Additionally, our Texas HMO experienced increased health care costs because we paid hospitals and doctors for expenses that were otherwise the obligations of our contracted providers and for which we previously paid capitation. See Note 10 of the Notes to Consolidated Financial Statements. Substantial premium rate increases at our Colorado HMO and Washington HMO partially offset increased health care costs. In 2002, we expect our Medicare medical loss ratio to be in the range of 89% to 90%, based on current CMS reimbursement levels. We expect the slight decrease to result from benefit reductions, and the positive effect on utilization of our medical and disease management investments.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $1.2 million for the year ended December 31, 2001 were comparable to the prior year. For the year ended December 31, 2001, selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income) decreased compared to the same period in the prior year primarily due to higher operating revenue in 2001. Our expectation for selling, general and administrative expenses as a percentage of operating revenue for 2002 is that the percentage will rise to at least 11.5%, primarily as a result of the $80 million that we expect to spend for IT investments, PBM expansion and a branding advertising campaign. We plan to fund these expenditures in part through savings that result from the restructuring program that we began in the fourth quarter of 2001.

	Year Ended
	December 31,

	2001	2000

Selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income)	10.3%	10.5%

Impairment, Disposition, Restructuring, OPM and Other Charges (Credits). We recognized net pretax charges of $61 million ($39 million or $1.13 diluted loss per share, net of tax) for the year ended December 31, 2001. See Note 9 of the Notes to Consolidated Financial Statements.

Operating Income. Operating income decreased 65% to $127 million for the year ended December 31, 2001, compared to the prior year. Factors contributing to the change are discussed above.

	Year Ended
	December 31,

	2001	2000

Operating income as a percent of operating revenue	1.1%	3.2%

Interest Expense. Interest expense decreased approximately 12% to $70 million for the year ended December 31, 2001 compared to the prior year due to:

•	Lower outstanding debt balances due to payments made on our credit facility during 2000 and 2001; and

•	Lower overall interest rates paid on our credit facility, as a result of Federal Reserve rate reductions in 2001.

Provision for Income Taxes. The effective income tax rate was 67.9% for the year ended December 31, 2001, compared with 44.1% in 2000. Because of lower 2001 earnings, the non-deductible goodwill amortization expense is a higher percentage of pretax income, increasing our 2001 effective tax rate.

Reconciliation of Reported Results to Pro Forma Results. In our fourth quarter 2001 earnings announcement, we disclosed pro forma results as described in the following table. See Note 9 of the Notes to Consolidated Financial Statements.

	Three Months
	Ended		Year Ended
	December 31,		December 31,

	2001	2000	2001	2000

	(Amounts in millions,
	except per-share data)
Net (loss) income:
As reported	$(26)	$12	$19	$161
Impairment, disposition, restructuring and other charges, net of tax	38	6	39	7
Office of Personnel Management credits, net of tax	—	—	—	(2)

Pro forma net income	$12	$18	$58	$166

Diluted (loss) earnings per share:
As reported	$(0.77)	$0.35	$0.55	$4.58
Impairment, disposition, restructuring and other charges, net of tax	1.11	0.17	1.13	0.20
Office of Personnel Management credits, net of tax	—	—	—	(0.05)

Pro forma diluted earnings per share	$0.34	$0.52	$1.68	$4.73

2000 Compared with 1999

Membership. Total HMO membership increased approximately 10%, to 4.0 million members at December 31, 2000 from approximately 3.7 million members at December 31, 1999. Our total HMO membership excludes employer self-funded and PPO, indemnity and Medicare supplement members.

	At December 31, 2000			At December 31, 1999

	Commercial	Medicare	Total	Commercial	Medicare	Total

HMO Membership Data:
Arizona	124,700	103,100	227,800	105,000	89,300	194,300
California	1,812,000	564,800	2,376,800	1,720,000	608,100	2,328,100
Colorado	285,800	74,000	359,800	318,300	78,200	396,500
Guam	50,500	—	50,500	41,500	—	41,500
Nevada	34,300	32,200	66,500	35,100	28,500	63,600
Ohio	35,000	3,500	38,500	42,700	16,500	59,200
Oklahoma	88,300	31,400	119,700	84,300	29,000	113,300
Oregon	103,700	31,600	135,300	109,000	36,500	145,500
Texas(1)	319,100	151,400	470,500	112,600	64,100	176,700
Washington	99,900	64,700	164,600	74,900	64,400	139,300

Total HMO membership	2,953,300	1,056,700	4,010,000	2,643,400	1,014,600	3,658,000

Other Commercial Membership Data:
Employer self-funded	65,000	—	65,000	55,100	—	55,100
PPO and indemnity	42,900	—	42,900	29,800	—	29,800
Medicare supplement	500	—	500	—	—	—

Total other commercial membership	108,400	—	108,400	84,900	—	84,900

Total HMO & other commercial membership	3,061,700	1,056,700	4,118,400	2,728,300	1,014,600	3,742,900

	As of December 31, 2000			As of December 31, 1999

	PacifiCare			PacifiCare
	HMO	Unaffiliated	Total	HMO	Unaffiliated	Total

PBM, Dental and Behavioral Health Membership Data:
Pharmacy benefit management(2)	4,010,000	630,400	4,640,400	3,658,000	728,900	4,386,900
Dental(3)	899,300	286,400	1,185,700	932,600	318,000	1,250,600
Behavioral health(3)	2,611,300	1,213,500	3,824,800	1,815,600	1,163,700	2,979,300

(1)	Texas membership includes Harris members totaling approximately 130,000 commercial and 43,000 Medicare at December 31, 2000.

(2)	Pharmacy benefit management PacifiCare HMO membership represents members that are in our commercial or Medicare HMOs. All of these members either have a prescription drug benefit or are able to purchase their prescriptions utilizing our retail network contracts or our mail service.

(3)	Dental and behavioral health PacifiCare HMO membership represents members that are in our commercial HMOs that are also enrolled in our dental or behavioral health plan.

Commercial HMO membership increased approximately 12% at December 31, 2000 compared to the prior year due to:

•	Net membership increases from acquired membership in Colorado, Texas and Washington, partially offset by membership decreases in Colorado attributable to premium rate increases that averaged 14% in 2000; and

•	Growth in California primarily from marketing efforts to retain membership and renew major employer accounts.

Medicare membership increased 4% at December 31, 2000 compared to the prior year due to:

•	Members acquired primarily in Texas and Washington; and

•	Competitor exits in markets where Secure Horizons will remain, primarily in Arizona, Nevada and Texas; partially offset by

•	Membership decreases primarily in California due to disenrollment resulting from reduced benefits, increased copayments and instituted or increased member-paid supplemental premiums in some counties; and

•	Membership decreases as a result of our January 2000 county exits in California, Ohio, Oregon and Washington.

Employer self-funded membership increased approximately 18% at December 31, 2000 compared to the prior year primarily due to additional membership from the Harris acquisition, partially offset by membership losses in Colorado. PPO and indemnity membership increased approximately 44% at December 31, 2000 compared to the prior year primarily due to additional Harris membership.

Pharmacy benefit management unaffiliated membership as of December 31, 2000 decreased approximately 14% compared to the prior year, due to the loss of approximately 120,000 members primarily in connection with the loss of three customers, partially offset by increases in new membership from additional customers of approximately 21,000 members.

PacifiCare dental HMO membership as of December 31, 2000 decreased approximately 4% compared to the prior year primarily due to membership losses in California and Colorado. Dental unaffiliated membership as of December 31, 2000 decreased approximately 10% compared to the prior year due to membership losses in California.

PacifiCare behavioral health HMO membership as of December 31, 2000 increased approximately 44% compared to the prior year primarily due to additional membership in California mainly related to the passage of mental health parity legislation and additional membership in Arizona, Oklahoma and Texas. Behavioral health unaffiliated membership as of December 31, 2000 increased approximately 4% compared to the prior year primarily due to increased membership in employee assistance programs.

Commercial Premiums. Commercial premiums include results from our specialty HMO and indemnity insurance operations. Commercial premiums increased 23% or $918 million for the year ended December 31, 2000 compared to the prior year as follows:

Year Ended
December 31, 2000

(Amounts
in millions)
Premium rate increases that averaged approximately 8% for the year ended December 31, 2000	$337
The inclusion of premiums from the Harris acquisition	316
Net membership increases, primarily in California	265

Increase over prior year	$918

Medicare Premiums. Medicare premiums increased 9% or $540 million for the year ended December 31, 2000 compared to the prior year as follows:

Year Ended
December 31, 2000

(Amounts
in millions)
Premium rate increases that averaged approximately 7% for the year ended December 31, 2000	$425
The inclusion of premiums from the Harris acquisition	221
Net membership losses, primarily in California	(106)

Increase over prior year	$540

Other Income. Other income increased approximately 17% or $21 million for the year ended December 31, 2000 compared to the prior year. The increases were primarily due to increased mail-service revenues of Prescription Solutions, including mail-service revenues from the acquired Harris business. Prescription Solutions generates mail-service revenues, where we, rather than network retail pharmacies, collect the member copayments.

Net Investment Income. Net investment income increased approximately 29% to $108 million for the year ended December 31, 2000 compared to the prior year due to higher average invested balances and increases in short- and long-term interest rates combined with the gradual shift of tax-exempt investments to higher yielding taxable securities.

Consolidated Medical Loss Ratio. The consolidated medical loss ratio (health care services as a percentage of premium revenue) changed for the year ended December 31, 2000 compared to the prior year as follows:

	Year Ended
	December 31,

	2000	1999

Medical loss ratio:
Consolidated	87.5%	84.8%
Commercial	85.1%	81.7%
Medicare	89.4%	86.9%

Commercial Medical Loss Ratio. The commercial medical loss ratio includes results from our specialty HMO and indemnity insurance operations. The commercial medical loss ratio for the year ended December 31, 2000 increased compared to the prior year due to:

•	Higher physician, inpatient, outpatient and emergency service utilization under fee-for-service or risk-based contracts; and

•	Higher prescription drug costs; partially offset by

•	Premium rate increases.

For the year ended December 31, 2000, commercial health care costs outpaced premium rate increases primarily in California, Colorado and Texas. In these states, more members accessed more services from providers with whom we have shared-risk, rather than capitation contracts. Additionally, our California HMO experienced increased health care costs because we became responsible for unpaid health care claims that were previously the responsibility of providers who became insolvent. See Note 10 of the Notes to Consolidated Financial Statements.

Medicare Medical Loss Ratio. The Medicare medical loss ratio increased for the year ended December 31, 2000 compared to the prior year due to:

•	Higher physician, inpatient, outpatient and emergency service utilization under fee-for-service or risk-based contracts; and

•	Higher prescription drug costs; partially offset by

•	Premium rate increases, which include Medicare rates and supplemental member premiums.

For the year ended December 31, 2000, Medicare health care costs outpaced premium rate increases primarily in California, where more members accessed more services from providers with whom we have shared-risk, rather than capitation contracts. Additionally, our California HMO became responsible for unpaid health care claims that were previously the responsibility of providers who became insolvent. Increased Medicare health care costs were partially offset by significant premium rate increases in Colorado, Oregon and Washington.

Selling, General and Administrative Expenses. For the year ended December 31, 2000, selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income) decreased compared to the prior year due to higher operating revenue in 2000.

	Year Ended
	December 31,

	2000	1999

Selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income)	10.5%	11.1%

Impairment, Disposition, Restructuring, OPM and Other Charges (Credits). We recognized net pretax charges of $9 million ($5 million or $0.15 diluted loss per share, net of tax) for the year ended December 31, 2000. See Note 9 of the Notes to Consolidated Financial Statements.

Operating Income. Operating income decreased 30% to $367 million for the year ended December 31, 2000, compared to the prior year. Factors contributing to the change are discussed above.

	Year Ended
	December 31,

	2000	1999

Operating income as a percent of operating revenue	3.2%	5.2%

Interest Expense. Interest expense increased approximately 85% to $80 million for the year ended December 31, 2000 compared to the prior year due to:

•	Increased borrowings on our credit facility to fund our share repurchase program; and

•	Higher short-term interest rates combined with a higher interest fee structure in the credit facility agreement.

Provision for Income Taxes. The effective income tax rate was 44.1% for the year ended December 31, 2000, compared with 42.2% in 1999. Because of lower 2000 earnings, the non-deductible goodwill amortization expense is a higher percentage of pretax income, increasing our 2000 effective tax rate.

Significant Fourth Quarter Items. During the fourth quarter of 2000, our claims incurred but not reported increased by $21 million for periods prior to September 30, 2000, primarily due to increased utilization and cost of claims under risk-based hospital arrangements. This increase was partially offset by $15 million of reductions in related ancillary reserves, such as reserves for claims backlog and vision and mental health claims. Additionally, during the fourth quarter of 2000, our selling, general and administrative expenses decreased by $11 million, related to incentive compensation and other accruals.

Reconciliation of Reported Results to Pro Forma Results. In our fourth quarter 2000 earnings announcement, we disclosed pro forma results as described in the following table. See Note 9 of the Notes to Consolidated Financial Statements.

	Three Months
	Ended		Year Ended
	December 31,		December 31,

	2000	1999	2000	1999

	(Amounts in millions,
	except per-share data)
Net income:
As reported	$12	$66	$161	$279
Impairment, disposition, restructuring and other charges, net of tax	6	—	7	2
Office of Personnel Management credits, net of tax	—	—	(2)	—

Pro forma net income	$18	$66	$166	$281

Diluted earnings per share:
As reported	$0.35	$1.59	$4.58	$6.23
Impairment, disposition, restructuring and other charges, net of tax	0.17	—	0.20	0.04
Office of Personnel Management credits, net of tax	—	—	(0.05)	—

Pro forma diluted earnings per share	$0.52	$1.59	$4.73	$6.27

Liquidity and Capital Resources

Operating Cash Flows. Our consolidated cash, equivalents and marketable securities decreased $76 million or 4% to $2.0 billion at December 31, 2001, from $2.1 billion at December 31, 2000.

Cash flows provided by operations, excluding the impact of deferred revenue, were $86 million at December 31, 2001 compared to cash flows provided from operations, excluding the impact of deferred revenue of $605 million at December 31, 2000. The decrease was primarily related to changes in assets and liabilities as discussed below in “Other Balance Sheet Explanations.”

Investing Activities. For the year ended December 31, 2001, we used $261 million for investing activities compared to $72 million provided during the year ended December 31, 2000. We purchased $208 million of marketable securities in 2001 to obtain longer-duration securities with higher yields during a period of falling interest rates, compared to $170 million of marketable securities sold in the prior year to provide cash to fund the Harris acquisition and share repurchases.

In December 2001, we entered into a 10-year contract to outsource our IT operations to IBM. Under the contract, IBM is the coordinator of our IT outsourcing arrangement, and will provide IT services and day-to-day management of our IT infrastructure, including data center operations, support services and information distribution. In January 2002, we entered into a 10-year contract to outsource our IT software applications maintenance and enhancement services to Keane, Inc. Our total cash obligations for base fees under these contracts over the 10-year terms will be $1.3 billion. For a table that describes our future contractual cash obligations, see Note 5 of the Notes to Consolidated Financial Statements. In connection with the IBM outsourcing contract, we sold IBM computer equipment with a net book value of $42 million. The consideration we received from IBM for the sale included $25 million in cash, and a note receivable for the $17 million balance. We will collect the note receivable in the form of credits against our base fee payments from 2002 through 2005.

Financing Activities. For the year ended December 31, 2001, we used $52 million of cash for financing activities compared to $301 million used for the same period in the prior year. The changes were as follows:

•	We repurchased 4.0 million shares of our common stock in 2000 for $173 million under our stock repurchase program. No shares were repurchased in 2001;

•	We paid a net $30 million on our credit facility in 2001 compared to a net $138 million in 2000;

•	We paid a total of $13 million in amendment fees and expenses in 2001 in connection with the extension of our credit facility;

•	There were no material proceeds from issuing common shares in 2001 compared to $2 million received in 2000; and

•	We paid $9 million to three minority stockholders for all outstanding stock of our consolidated minority subsidiary compared to $8 million received from one minority stockholder that invested in our consolidated minority subsidiary in 2000. See Note 2 of the Notes to Consolidated Financial Statements.

In August 2001, we executed an amendment to our existing senior credit facility with our lenders to extend its maturity date. The amended and restated credit facility provided for a $650 million term loan and a $150 million revolving line of credit, and will mature on January 2, 2003. As of December 31, 2001, there was $705 million outstanding under the credit facility, including the $650 million term loan and $55 million under the revolving line of credit. Included in the amount outstanding as of December 31, 2001 under the revolving line of credit are letters of credit equal to $29 million, which left us with $66 million for additional borrowing under the revolving line of credit as of that date. On January 2, 2002, we paid and permanently retired $25 million of the outstanding balance on our term loan with proceeds we received from computer equipment sold to IBM.

The interest rates per annum applicable to amounts outstanding under the term loan and revolving line of credit are, at our option, either the administrative agent’s publicly announced “prime rate” (or, if greater, the Federal Funds Rate plus 0.5%) plus a margin of 2.5% per annum, or the rate of Eurodollar borrowings for the applicable interest period plus a margin of 3.5% per annum. These margins will increase by 1% per annum if we do not permanently pay down the term loan by at least $250 million by March 31, 2002. We do not intend to pay down the term loan to avoid this margin increase. Based on our outstanding balance under the credit facility at December 31, 2001, our average overall interest rate, excluding the facility fee, was 5.7% per annum.

At December 31, 2001 we were in compliance with all of our senior credit facility covenants. The terms of the senior credit facility contain various covenants usual for financings of this type, including a minimum net worth requirement, a minimum fixed-charge coverage requirement, a minimum leverage ratio and a minimum liquidity requirement. On January 23, 2002 we negotiated an amendment to our senior credit facility to exclude our fourth quarter restructuring charge from our financial covenants. In connection with the extension of the maturity of the senior credit facility, our unregulated subsidiaries provided guarantees and have granted security interests to the lenders in all of their personal property.

We also have $88 million in senior notes outstanding that we assumed when we acquired FHP in 1997. These notes mature on September 15, 2003, and bear interest at 7% payable semiannually. In September 2001, we retired $12 million of the FHP senior notes by exchanging approximately 0.8 million shares of common stock for those notes. We reissued treasury stock to provide the common stock used in the exchange. The note retirements resulted in a pretax extraordinary gain of $2 million ($0.9 million or $0.02 diluted earnings per share, net of tax), and a net equity increase of $10 million. The FHP notes share in the security granted under our amended and restated credit facility.

In December 2001, we entered into an arrangement with Acqua Wellington North American Equities Fund Ltd., or Acqua Wellington, an institutional investor, for the purchase by Acqua Wellington of up to 6.9 million shares or $150 million in our common stock. We have the ability to call the equity commitment for an 18-month period beginning December 26, 2001, the effective date of our registration statement relating to the equity commitment, at a price per share equal to the daily volume weighted average price of our common stock on each of the 18 consecutive trading days in a draw down period that the weighted average price is above the threshold price we determine for the applicable draw down, less a discount ranging from 3.2% to 4.7% that is based on the threshold price. We have the sole discretion to present up to 15 draw down notices to Acqua Wellington. Each draw down notice sets the threshold price and the dollar value of shares Acqua Wellington may be obligated to purchase during a draw down period. The threshold price we choose cannot be less than $11.00 per share. The threshold price we select determines the maximum dollar value of shares and the discount to the market price based upon a predetermined schedule. As funds are drawn, proceeds will be used to reduce our outstanding bank term debt.

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

We expect to fund our working capital requirements and capital expenditures during the next twelve months from our cash flow from operations. We have taken a number steps to increase our cash flow from operations, including premium increases, increased marketing for specialty product lines and the introduction of new products as well as exits from unprofitable markets and cost savings initiatives, including our restructuring announced in December 2001 and our outsourcing of our IT infrastructure and software maintenance. If our cash flows are less than we expect due to one or more of the risk factors described in “Forward-Looking Statements,” or our cash flow requirements increase for reasons we do not currently foresee, then we may need to draw down our remaining available funds ($66 million as of December 31, 2001) on our senior revolving credit facility which matures in January 2003. A failure to comply with any covenant in the senior credit facility could make these funds unavailable. We also may be required to take additional actions to reduce our cash flow requirements, including the deferral of planned investments aimed at reducing our selling, general and administrative expenses. The deferral or cancellation of any investments could have a material adverse impact on our ability to meet our short-term business objectives.

In addition, we do not expect to retire our senior credit facility from internally generated cash flows prior to its maturity in January 2003. Accordingly, we will seek to extend or refinance all or a portion of the senior credit facility. In addition, we may also seek to refinance the $88 million in senior notes that mature in September 2003. In late 2000, during 2001 and to date, the agencies that assign ratings to our long-term debt have downgraded our credit ratings. As of March 2002, Moody’s rating of our long-term debt was B2, with a negative outlook, Standard and Poors’ rating was BB- with a stable outlook and Fitch IBCA’s rating was BB- with an evolving outlook. Because we no longer qualify for an investment grade rating, our ability to refinance our debt in capital markets is limited to non-investment grade debt and equity or equity-linked instruments. We may not be able to refinance all or any portion of this debt or do so on terms favorable to us. We may need to draw upon our $150 million equity line of credit and/or raise additional capital to retire a portion of our debt, and additional capital may not be available on terms favorable to us. Any issuance of equity or equity-linked securities may result in substantial dilution to our stockholders.

Other Balance Sheet Change Explanations

Receivables, Net. Receivables as of December 31, 2001, net decreased $35 million from December 31, 2000 as follows:

•	$58 million decrease in premium receivables, primarily related to a reduction in membership and an increase in collection efforts to reduce the overall aging of our receivables, partially offset by premium rate increases; and

•	$17 million decrease in provider receivables, primarily due to a reduction in provider incentive and capitation receivables; partially offset by

•	$36 million increase in trade receivables, due to higher rebates and increased billings for new unaffiliated pharmacy benefit management customers; and

•	$4 million increase in other receivables, due primarily to the timing of interest income.

Goodwill and Intangible Assets, Net. Goodwill and intangible assets as of December 31, 2001 decreased $80 million from December 31, 2000 due to goodwill and intangible amortization expense. As more fully described in Note 2 of the Notes to Consolidated Financial Statements, we expect to record impairment charges as the cumulative effect of a change in accounting principle in connection with our adoption of Statements of Financial Accounting Standard, or SFAS, No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Excluding any impairment charges, we expect application of the goodwill nonamortization provisions of SFAS No. 142 to result in an increase in net income of approximately $56 million in 2002.

Medical Claims and Benefits Payable. The majority of our medical claims and benefits payable represent liabilities related to our risk-based contracts. Under risk-based contracts, claims are payable once incurred and cash disbursements are made to health care providers for services provided to members after the related claim has been submitted and adjudicated. Under capitated contracts, health care providers are prepaid on a fixed-fee per-member per-month basis, regardless of the services provided to members. The liabilities that arise for capitated contracts relate to timing issues primarily due to membership changes that may occur. As of December 31, 2001, approximately 79% of medical claims and benefits payable are attributable to risk-based contracts.

Medical claims and benefits payable as of December 31, 2001 decreased $175 million from December 31, 2000 primarily due to the following:

•	$106 million decrease in claims incurred but not reported or not paid due to membership declines, claims processing productivity improvements that resulted in faster claims payments and the reduction of older, high dollar claims;

•	$23 million decrease in withhold pools due to the payment of administered claims for previously capitated providers that switched to fee-for-service arrangements and additional decreases related to risk program settlements, which offset provider receivables;

•	$27 million decrease in capitation liabilities primarily due to payments of capitation to settle contracts with terminated providers; and

•	$19 million decrease in provider incentive liabilities.

Long-Term Debt and Stockholders’ Equity. In September 2001, we retired $12 million of the FHP senior notes by exchanging approximately 0.8 million shares of common stock for those notes. We reissued treasury stock to provide the common stock used in the exchange. The retirements resulted in a pretax extraordinary gain of $2 million ($0.9 million or $0.02 diluted earnings per share, net of tax), and a net equity increase of $10 million. See Note 5 of the Notes to Consolidated Financial Statements.

New Accounting Pronouncements. See Note 2 of the Notes to Consolidated Financial Statements for a discussion of future application of accounting standards.

Critical Accounting Policies and Estimates

When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. The accounting estimates that we believe involve the most complex judgments, and are the most critical to the accurate reporting of our financial condition and results of operations include the following:

Medical Claims and Benefits Payable

Incurred But Not Reported or Paid Claims Reserves. We estimate the amount of our reserves for incurred but not reported or not paid, or IBNR, claims submitted under our risk-based provider contracts, primarily using standard actuarial methodologies based on historical data. These standard actuarial methodologies include, among other factors, the average interval between the date services are rendered and the date claims are received and/or paid, denied claims activity, expected health care cost inflation, utilization, seasonality patterns and changes in membership. The estimates for submitted claims and IBNR are made on an accrual basis and adjusted, based on actual claims data, in future periods as required. For new products, such as our PPO products, estimates are initially based on health care cost data provided by third parties. This data includes assumptions for member age, gender and geography. The models that we use to prepare estimates for each product are adjusted as we accumulate actual claims data. Such estimates could materially understate or overstate our actual liability for medical claims and benefits payable. In addition, if our claims processing system is unable to handle increased claims volume, the data we use for our IBNR estimates could be incomplete and our ability to estimate claims liabilities and establish adequate reserves could be adversely affected.

Provider Insolvency Reserves. We maintain insolvency reserves with respect to our capitated contracts with providers that include estimates for potentially insolvent providers, where conditions indicate claims are not being paid or have slowed considerably. These insolvency reserves include write-offs of certain uncollectable receivables from providers and the estimated cost of unpaid health care claims that were previously the responsibility of the capitated provider. Depending on states’ laws, we may be held liable for unpaid health care claims that were previously the responsibility of the capitated provider and for which we have already paid capitation. Such estimates could materially understate or overstate our actual liability for medical claims and benefits payable.

Legal Contingencies

Reserves relating to the OPM. We have commercial contracts with OPM to provide managed health care services to federal employees, annuitants and their dependents under the Federal Employee Health Benefits Program. Periodically, OPM’s Office of Inspector General, or OIG, audits us to verify that the premiums charged are calculated and charged in compliance with OPM’s regulations and guidelines. During the audit process, OPM has referred and may continue to refer its findings to the United States Department of Justice, or DOJ, if it believes that we may have knowingly overcharged the government or otherwise submitted false documentation or certifications in violation of the False Claims Act. The resolution of these matters could result in a material adverse effect on our results of operations or cash flows. In addition, we cannot be certain that additional audits will not be referred to the DOJ, or that additional, possibly material, liability will not be incurred.

Ordinary Course Legal Proceedings. From time to time, we are involved in legal proceedings that involve claims for coverage and tort liability encountered in the ordinary course of business. The loss of even one such claim, if it results in a significant punitive damage award, could have a material adverse effect on our business. In addition, our exposure to potential liability under punitive damage theories may significantly decrease our ability to settle these claims on reasonable terms.

For further discussion of risk factors associated with these accounting estimates, read “Forward Looking Statements — Risk Factors.”

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, and are subject to the safe harbor created by the Securities Litigation Reform Act of 1995. These forward-looking statements relate to future events or our future financial and/or operating performance and can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” or “opportunity,” the negative of these words or words of similar import. Similarly, statements that describe our reserves and our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and so are subject to risks and uncertainties, including the risks and uncertainties set forth under “Risk Factors,” that could cause actual results to differ materially from those anticipated as of the date of this report. In addition, past financial and/or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends. In evaluating these statements, you should specifically consider the risks described below and in other parts of this report.

RISK FACTORS

We may substantially reduce our participation in the Medicare+Choice program, which without a replacement for any lost premiums resulting from reduced participation in that program with revenue from other sources could adversely affect our results of operations.

We have reduced our participation in the Medicare+Choice program, which has accounted for approximately 60% of our total premiums in each year since 1998, because of shortfalls in Medicare+Choice premiums compared to our rising health care service expenses and increased Medicare administration costs. Such shortfalls contributed to our decision to cease offering or close enrollment in our Medicare+Choice products in various counties in 2002, 2001 and 2000. These premium trends also contributed to changes in our benefits, copayments and deductibles.

We also expect to experience voluntary attrition, which may be significant, in our Medicare+Choice membership as we continue to scale back benefits and increase monthly premiums under our Medicare+Choice products to achieve more profitable levels. Our market exits have so far resulted in a reduction of approximately 50,000 members in January 2002. We cannot predict the magnitude of voluntary attrition and do not expect to be able to assess any trends relating to voluntary attrition until the second quarter of 2002. CMS recently announced that federal payments to Medicare+Choice managed care organizations are projected to increase only 2%, the guaranteed minimum required by law, in calendar year 2003 and we expect we will continue to reduce our participation in the Medicare+Choice program if federal funding for the Medicare+Choice program does not increase. To the extent that we continue to reduce our participation in the Medicare+Choice program, our revenue will decline unless lost revenue from our Medicare+Choice products is replaced with revenue from other sources, such as our new Medicare supplement product offerings or other lines of business. We cannot predict whether we will be able to replace some or all of our lost revenue from our Medicare+Choice products with new sources of revenue. Without a replacement for any lost revenue from our Medicare+Choice products, our results of operations could be adversely affected, for example by increasing our administrative costs as a percentage of our revenue.

Our premiums for our commercial products and Medicare+Choice products are generally fixed in advance of the periods covered and our profitability may suffer to the extent that those premiums do not adequately allow for increases in the costs of health care services over those periods.

Of our commercial business, more than 50% of our membership renews on January 1 of each year, with premiums that are generally fixed for a one-year period. In addition, each of our subsidiaries that offers Medicare+Choice products must submit adjusted community rate proposals, generally by county or service area, to CMS by July 1 for each such product that will be offered in a subsequent year. As a result, increases in the costs of health care services in excess of the estimated future health care costs reflected in the premiums or the adjusted community rate proposals generally cannot be recovered in the applicable contract year through higher premiums or benefit designs. Many factors, including health care costs that rise faster than premium increases, increases in utilization and regulatory changes, could cause actual health care costs to exceed what was estimated and reflected in premiums. To the extent that such excesses occur, our results of operations will be adversely affected.

If we do not continue to enhance our underwriting capabilities, our abilities to appropriately price our commercial products in light of the risk we assume and assess the profitability of our different markets could be materially and adversely affected.

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

Our financial and operating performance could be adversely affected by a reduction in revenue caused by membership losses or lower-than-expected premiums.

We expect our revenues to decline approximately 6%, or approximately $700 million during 2002, compared to 2001 revenues. We expect to lose approximately 150,000 commercial members and 130,000 Medicare members during 2002, primarily as a result of our exits of unprofitable markets and products and increased premiums and benefit reductions, and we expect our membership declines to more than offset our premium increases. A loss of profitable membership, an inability to increase commercial membership in targeted markets, including unaffiliated membership in our PBM and other specialty businesses, including our PPO and Medicare supplement products, an inability to gain market acceptance and expected membership in new product lines, including our PPO and Medicare supplement products, or an inability to achieve expected premium increases could negatively affect our financial position, results of operations or cash flows. Factors that could contribute to the loss of membership, failure to gain new members in targeted markets or new product lines, or lower premiums include:

•	the effect of premium increases, benefit changes and member-paid supplemental premiums and copayments on the retention of existing members and the enrollment of new members;

•	the inability of our marketing and sales plans to attract new customers or retain existing customers for existing products and new products;

•	the member’s assessment of our benefits, quality of service, our ease of use and our network stability for members in comparison to competing health plans;

•	our exit from selected service areas, including Medicare+Choice markets;

•	our limits on enrollment of new Medicare+Choice members in selected markets, through a combination of capacity waivers and voluntary closure notices;

•	reductions in work force by existing customers and/or reductions in benefits purchased by existing customers;

•	negative publicity and news coverage about us or litigation or threats of litigation against us;

•	our failure to successfully complete and/or integrate acquisitions; and

•	the loss of key sales and marketing employees.

Our profitability has been adversely affected, and will continue to be significantly impacted, by our ability to control our health care costs under risk-based contracts.

We have experienced a significant increase in our health care costs as a greater proportion of our membership was covered through risk-based hospital and physician contracts. For percentages of membership by contract type, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Expenses — Commercial and Medicare Health Care Services.” We expect this shift to risk-based contracts to continue, primarily as a result of planned transitions in Arizona, California, Oklahoma and Texas. To the extent that we have entered into and may continue to increasingly enter into risk-based contracts with hospitals and physicians, our ability to control our health care costs and profitability will increasingly depend on our ability to accurately predict member utilization of health care services and claims costs, and proportionately less on our ability to control health care costs under capitated contracts. Our inability to control health care costs under risk-based contracts could have a material adverse effect on our financial condition and results of operations.

Our results of operations could be adversely affected by increased health care costs caused by increased utilization of health care services under risk-based contracts.

Under risk-based contracts, we risk incurring higher than expected health care costs due to increased utilization of hospital and physician services. To reduce the risk of higher than medically warranted utilization, we have developed medical management programs to manage health care costs, and are investing in the development of systems to monitor and manage the utilization of health care services, while maintaining quality of care, and renegotiating provider contracts to reduce costs. Our consolidated medical loss ratio could continue to increase if our programs for controlling utilization are not successful and we are not able to increase premiums appropriately to offset the cost of such utilization increases.

We could become subject to material unpaid health care claims and health care costs that we would not otherwise incur because of insolvencies of providers with whom we have capitated contracts.

We maintain insolvency reserves that include estimates for potentially insolvent providers, where conditions indicate claims are not being paid or have slowed considerably. Providers with whom we have capitated contracts could become insolvent. Depending on states’ laws, we may be held liable for unpaid health care claims that were previously the responsibility of the capitated provider and for which we have already paid capitation. We may also incur additional health care costs in the event of provider instability where we are unable to agree upon a contract that is mutually beneficial. These costs may be incurred when we need to contract with other providers at less than cost-effective rates to continue providing health care services to our members. In addition to our insolvency exposure, our providers have deposited security reserves in third party institutions. Because our access to provider security reserves has, and may be subject to challenge by the provider group or other third parties at interest, we could incur additional charges for unpaid health care claims if we are ultimately denied access to these funds. During 2001, we recorded $58 million in insolvency reserves, primarily as a result of Texas physician bankruptcies and other potentially insolvent providers in Texas.

In 2001, the Texas legislature adopted changes to legislation that may affect contracts that our Texas subsidiary enters into or renews with its delegated network providers after January 1, 2002. State regulators may take the position that this legislation provides that HMOs are liable for paying individual provider claims that are otherwise the financial responsibility of the capitated physician group if the HMO does not comply with the oversight requirements of the legislation. See “Item 3. Legal Proceedings, State of Texas Litigation.” We cannot predict whether the financial condition of our Texas providers will continue to deteriorate. To the extent that we do not accurately estimate the timing, amount or outcome of claims asserted against us based on providers with whom we have capitated contracts and who become insolvent, our results of operations or cash flows for a future period could be materially and adversely affected.

A disruption in our health care provider network could have an adverse effect on our ability to market our products and our profitability.

In any particular market, health care providers could refuse to contract, demand higher payments, or take other actions that could result in higher health care costs or difficulty meeting regulatory or accreditation requirements. In some markets, some health care providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions. If health care providers refuse to contract with us, use their market position to negotiate favorable contracts, or place us at a competitive disadvantage, then our ability to market products or to be profitable in those markets could be adversely affected. Our provider networks could also be disrupted by the financial insolvency of large provider groups such as those that occurred recently in Texas. A reduction in our membership resulting from disruptions in our health care provider networks would reduce our revenue and increase the proportion of our premium revenue needed to cover our health care costs.

Our results of operations could be adversely affected by understatements in our actual liabilities caused by understatements in our actuarial estimates of IBNR claims.

We estimate the amount of our reserves for IBNR claims primarily using standard actuarial methodologies based upon historical data. These standard actuarial methodologies include, among other factors, the average interval between the date services are rendered and the date claims are received and/or paid, denied claims activity, expected health care cost inflation, utilization, seasonality patterns and changes in membership. The estimates for submitted claims and IBNR are made on an accrual basis and adjusted in future periods as required. Such estimates could understate or overstate our actual liability for claims and benefits payable. Any increases to such prior estimates could adversely affect our results of operations in future periods.

If our claims processing system is unable to handle an increasing claims volume, we may become subject to additional regulatory actions or less able to accurately estimate claims liabilities and establish related reserves.

We have regulatory risk for the accurate and timely processing and payment of claims. If we are unable to handle continued increased claims volume, we may be subject to regulatory censure and penalties, which could have a material adverse effect on our operations and results of operations. In addition, if our claims processing system is unable to handle such increased claims volume, the data we use for our IBNR estimates could be incomplete and our ability to estimate claims liabilities and establish adequate reserves could be adversely affected. See “Item 3. Legal Proceedings, State of Texas Litigation.”

Our profitability may be adversely affected if we are unable to adequately control our prescription drug costs.

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

Increases in our selling, general and administrative expenses could harm our profitability.

During 2002, we expect our selling, general and administrative expenses, net of savings from our December 2001 restructuring, to increase in connection with a new advertising campaign, new technology initiatives, increased expenses to market our PBM to unaffiliated members and plan sponsors, and expenses to expand our electronic prescription capabilities. Despite our efforts to control our selling, general and administrative expenses, these expenses could increase more than we anticipate as a result of a number of factors, which could adversely impact our profitability. These factors include:

•	our need for additional investments in medical management, underwriting and actuarial resources and technology;

•	our need for increased claims administration, personnel and systems;

•	the necessity to comply with regulatory requirements, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA;

•	the success or lack of success of our marketing and sales plans to attract new customers, and create customer acceptance for new products;

•	our need for additional advertising, marketing, administrative or management information systems expenditures;

•	our ability to estimate costs for our retention for medical malpractice claims; and

•	our inability to achieve efficiency goals and resulting cost savings from announced restructuring or other initiatives.

In addition, our selling, general and administrative expenses as a percentage of our revenue could increase due to changes in our product mix between Medicare and commercial products and expected declines in our revenue, and could be adversely affected if we exit Medicare+Choice markets without replacing our revenue from those markets with revenue from other sources, such as our new Medicare supplement product offerings. If we do not generate expected cash flow from operations, we could be forced to postpone or cancel some of these planned investments, which would adversely affect our ability to meet our short term strategic plan.

We may not accurately estimate the amounts we will need to spend to comply with HIPAA, which may adversely affect our ability to execute portions of our business strategy or our expenses.

HIPAA includes administrative simplification provisions directed at standardizing transactions and codes and seeking protections for confidentiality and security of patient data. We expect to modify all of our information systems and business processes to comply with HIPAA regulations regarding standardizing transactions and codes. We also expect to incur expense developing systems and refining processes and contracts to comply with HIPAA. We currently estimate that our HIPAA compliance costs will approximate $27 million in 2002 as well as $3 million in capital expenditures. We continue to evaluate the work required to meet HIPAA requirements and mandated compliance timeframes. To the extent that our estimated HIPAA compliance costs are less than our actual HIPAA compliance costs, amounts we had budgeted for other purposes will need to be used for HIPAA compliance which may adversely affect our ability to execute portions of our business strategy or may increase our selling, general and administrative expenses.

We are subject to several lawsuits brought by health care providers and members alleging that we engage in a number of improper practices. Depending upon their outcome, these lawsuits could result in material liabilities to us or cause us to incur material costs, to change our operating procedures or comply with increased regulatory requirements.

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

•	providing health care providers with financial incentives to restrict hospitalizations, referrals to specialist physicians, and prescriptions for high cost drugs;

•	entering into capitated contracts with health care providers, since capitated providers have financial incentives to limit health care services;

•	manipulating prescription drug formularies by removing drugs from formularies after members enroll;

•	manipulating determinations of whether health care services are medically necessary by excluding expensive procedures and treatments from being considered medically necessary; and

•	making determinations that established procedures and treatments for certain diseases, illnesses or injuries are experimental or investigational and so not provided for under HMOs’ coverage.

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

Audits by the OIG of the premiums charged under our contracts with OPM could result in material liabilities to us.

We have commercial contracts with OPM to provide managed health care services to federal employees, annuitants and their dependents under the Federal Employee Health Benefits Program, or FEHBP. Periodically, OPM’s OIG audits us to verify that the premiums charged are calculated and charged in compliance with OPM’s regulations and guidelines. OPM has the right to audit the premiums charged during any period for up to six years following that period. The final resolution and settlement of audits have historically taken more than three years and as many as seven years. During the audit process, OPM has referred and may continue to refer its findings to the DOJ if it believes that we may have knowingly overcharged the government or otherwise submitted false documentation or certifications in violation of the False Claims Act. Under the False Claims Act, an action can be considered knowingly committed if the government contractor acted with actual knowledge, or with reckless disregard or deliberate ignorance of the government’s rules and regulations. If the government were to win a False Claims Act lawsuit against us, the government could obtain the amounts overcharged and a trebling of these damages, plus interest and substantial civil penalties. The government could also permanently disqualify us from participating in all federal government programs. We have a number of pending audits that we are seeking to resolve with the DOJ. These audits claim that substantial amounts were overcharged. In addition, the DOJ has indicated an intention to seek additional recoveries under the False Claims Act in relation to some of these audits, which could include up to a trebling of any amounts that are found to have been overcharged. The resolution of these matters could result in a material adverse effect on our results of operations or cash flows. In addition, we cannot be certain that additional audits will not be referred to the DOJ, or that additional, possibly material, liability will not be incurred. Such liability could have a material adverse effect on results of operations or cash flows.

We are subject to other litigation in the ordinary course of business that may result in material liabilities to us, including liabilities for which we may not be insured.

From time to time, we are involved in legal proceedings that involve claims for coverage encountered in the ordinary course of business. We, like other HMOs and health insurers generally, exclude payment for some health care services from coverage under our HMO and other plans. We are, in the ordinary course of business, subject to the claims of our members arising out of decisions to deny or restrict reimbursement for services. The shift away from capitated contracts to risk-based contracts may result in more claims of this nature as we increase our medical management capabilities and take a more active role in managing the cost of medical care. In addition, we may be subject to more claims of this nature from our Medicare+Choice members that will be litigated in state court, rather than under the Medicare Act’s administrative review process, based on a recent California Supreme Court decision that the United States Supreme Court declined to review. The loss of even one such claim, if it results in a significant punitive damage award, could have a material adverse effect on our business. In addition, our exposure to potential liability under punitive damage theories may significantly decrease our ability to settle these claims on reasonable terms. We maintain general liability, property, managed care errors and omissions and medical malpractice insurance coverage. We are at risk for our self-insured retention on these claims. Coverages typically include varying and increasing levels of self-insured retention or deductibles that increase our risk of loss.

Regulators could terminate or elect not to renew our Medicare contracts, change the program or its regulatory requirements, or audit our proposals for Medicare plans, all of which could materially affect our revenue or profitability from our Medicare+Choice products.

The Medicare program has accounted for approximately 60% of our total premiums in each year since 1998. CMS, the Department of Health and Human Services, or DHHS, and state regulatory agencies regulate the benefits provided, premiums paid, quality assurance procedures, marketing and advertising for our Medicare+Choice products. CMS may terminate our Medicare+Choice contracts or elect not to renew those contracts when those contracts come up for renewal every 12 months. The loss of Medicare contracts or changes in the regulatory requirements governing the Medicare+Choice program or the program itself could have a material adverse effect on our financial position, results of operations or cash flows.

Our adjusted community rate proposals for the contract year 2002 have been filed and approved. In the normal course of business, all information submitted as part of the adjusted community rate process is subject to audit and approval. We cannot be certain that any ongoing and future audits will be concluded satisfactorily. We may incur additional, possibly material, liability as a result of these audits. The incurrence of such liability could have a material adverse effect on our financial position, results of operations or cash flows.

We compete in highly competitive markets and our inability to compete effectively for any reason in any of those markets could adversely affect our profitability.

We operate in highly competitive markets. Consolidation of acute care hospitals and continuing consolidation of insurance carriers, other HMOs, employer self-funded programs and PPOs, some of which have substantially larger enrollments or greater financial resources than ours, has created competition for hospitals, physicians and members, impacting profitability and the ability to influence medical management. In addition, PBM companies have continued to consolidate, competing with the pharmacy cost management capability of our wholly owned subsidiary, Prescription Solutions. The cost of providing benefits is in many instances the controlling factor in obtaining and retaining employer groups as clients and some of our competitors have set premium rates at levels below our rates for comparable products. We anticipate that premium pricing will continue to be highly competitive. In addition, brokers and employers may react negatively to adverse press associated with HMOs in general or directly about us, and consequently look to alternatives such as indemnity products or self-funded programs. If we are unable to compete effectively in any of our markets, our business may be adversely affected.

Recently enacted or proposed legislation, regulations and initiatives could materially and adversely affect our business by increasing our operating costs, reducing our membership or subjecting us to additional litigation.

Recent changes in state and federal legislation have increased and will continue to increase the costs of regulatory compliance, and proposed changes in the law may negatively impact our financial and operating results. These changes may increase our health care costs, decrease our membership or otherwise adversely affect our revenue and our profitability. Regulation and enforcement is increasing both at the state and federal level. Increased regulations, mandated benefits and more oversight, audits and investigations and changes in laws allowing access to federal and state courts to challenge health care decisions may increase our administrative, litigation and health care costs. The following recent or proposed legislation, regulation or initiatives could materially affect our financial position:

•	proposed legislation and regulation could include adverse actions of governmental payers, including reduced Medicare premiums, discontinuance of, or limitation on, governmentally funded programs, recovery by governmental payers of previously paid amounts, the inability to increase premiums or prospective or retroactive reductions to premium rates for federal employees;

•	proposed legislation to provide payment and administrative relief for the Medicare+Choice program and regulate drug pricing by the state and federal government could include provisions that impact our Medicare+Choice products;

•	new and proposed “patients’ bill of rights” legislation at the state level that would hold HMOs liable for medical malpractice, including legislation enacted in Arizona, California, Oklahoma, Texas and Washington, may increase the likelihood of lawsuits against HMOs for malpractice liability. The proposed federal “patients’ bill of rights” has passed both the Senate and the House of Representatives but conference action is still pending at this time. This legislation would remove or limit the federal preemption set forth in the Employee Retirement Income Security Act of 1974, or ERISA, that precludes most individuals from suing their employer-sponsored health benefit plans for causes of action based upon state law and enable members to challenge coverage/ benefits decisions in state and federal courts;

•	new and increased initiatives at the DOJ, the OIG of the DHHS, the OIG and the various enforcement divisions of the state regulatory agencies governing health care programs that pursue both civil and criminal investigations against physicians, hospitals, payers, and pharmaceutical companies for misconduct relating to potential health care fraud and abuse, false claims, ERISA violations, violations of the Medicare program, overbilling of government programs, incorrect reporting of data, and improper denial or mismanagement of care;

•	new and proposed state legislation, regulation, or litigation that would otherwise limit our ability to capitate physicians and hospitals or delegate financial risk, utilization review, quality assurance or other medical decisions to our contracting physicians and hospitals;

•	existing state legislation and regulation that may require increases in minimum capital, reserves, and other financial liability requirements and proposed state legislation that may limit the admissibility of certain assets;

•	state regulations that may increase the financial capital requirements of physicians and hospitals who contract with HMOs to accept financial risk for health services;

•	new and proposed legislation that permits and would permit independent physicians to collectively bargain with health plans on a number of issues, including financial compensation;

•	state and federal regulations that place additional restrictions and administrative requirements on the use, electronic retention, transmission and disclosure of personally identifiable health information, such as HIPAA, and federal regulations that enforce the current HIPAA administrative simplification deadlines of April 2003 for privacy compliance and October 2003 for data standards compliance;

•	new state and proposed federal laws mandating benefits including those that mandate equal coverage for mental health benefits, commonly called mental health parity; and

•	existing and proposed legislation that would limit our ability to manage care and utilization such as “any willing provider” and “direct access” laws.

We may take charges for long-lived asset impairments or dispositions, or restructurings that could materially impact our results of operations or cash flows.

In the future, we may announce dispositions of assets or product exits as we continue to evaluate whether our subsidiaries or products fit within our business strategy. We may also record long-lived asset impairment charges if one or more of our subsidiaries with operating losses generates less operating cash flows than we currently expect. In addition, as we refocus and retool our work force as part of attempting to improve our operating performance, we expect some positions to change or be eliminated, which could result in future restructuring charges. We cannot be certain that dispositions, impairments or restructuring activities will not result in additional charges. In addition, disposition or restructuring charges could have a material adverse effect on our results of operations or cash flows.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 141 and No. 142. Other intangible assets will continue to be amortized over their useful lives. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.

During 2002, we will perform the first of the required goodwill impairment tests as of January 1, 2002. The tests for measuring goodwill impairment under SFAS No. 142 are more stringent than the existing tests required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under SFAS No. 121, we applied an undiscounted cash flow model when assessing the possible impairment of our reporting units, which did not result in the recognition of goodwill impairment in 2001. Under SFAS No. 142, we will be required to use a fair value methodology when assessing the possible impairment of our reporting units, which will likely result in impairment charges. We will record such impairment charges as the cumulative effect of a change in accounting principle as of January 1, 2002. Impairment charges will have a material adverse effect on our financial position, but will not impact operating income or cash flows.

Our guidance for our 2002 operating results is based on a number of assumptions that are subject to risks and uncertainties, including the risks discussed above, and our actual results may differ materially from our guidance.

We expect our full-year 2002 diluted earnings per share to range between $3.55 and $3.65, including the positive impact of the elimination of goodwill amortization under SFAS No. 142, which amounts to approximately $1.60 per share. Our earnings per share expectations do not include any anticipated goodwill impairment charges during 2002. Excluding the effect of SFAS No. 142 altogether, our expected 2002 earnings per share range of $1.95 to $2.05 indicates that we expect to achieve at least 15% growth in operating income over 2001. Our guidance assumes that during 2002, total revenues will decline approximately 6%, or approximately $700 million, from 2001 revenues. We expect to lose approximately 150,000 commercial members and 130,000 Medicare members, primarily as a result of exits of unprofitable markets and products, increased premiums and benefit reductions, and for our membership declines to more than offset our premium increases. During 2002, as a result of our efforts to expand our health services portfolio, we expect our PBM, dental and behavioral health plan membership to increase by approximately 2.0 million, including both members covered by our commercial or Medicare HMOs, and members unaffiliated with our HMOs. In 2002, we expect the commercial medical loss ratio to range from 86% to 87%, and the Medicare medical loss ratio to range from 89% to 90%. Our expectation for selling, general and administrative expenses as a percentage of operating revenue for 2002 is that the percentage will rise to at least 11.5%, primarily as a result of $80 million that we expect to spend for IT investments, PBM expansion and a branding advertising campaign. We plan to fund these expenditures in part through savings that result from the restructuring program that we began in the fourth quarter of 2001. We expect EBITDA, defined as net income plus interest expense, provision for income taxes and depreciation and amortization expense, before impairment, disposition, restructuring and other charges (credits) and Office of Personnel Management credits, for 2002 to approximate $375 million. Due to the risks described above and throughout other parts of this report, particularly those relating to our membership and our ability to control health care costs, we may not achieve our expected operating results. Our results may also be impacted by other factors beyond our control, such as returns on our investment portfolio and interest rates on our senior credit facility.

We have a significant amount of indebtedness and it is approaching maturity, which could adversely affect our operations.

We will seek to extend or refinance, rather than retire, all or a portion of our amended and restated senior secured credit facility prior to its maturity on January 2, 2003. As of December 31, 2001, we had outstanding borrowings of $705 million under that facility. We may also seek to refinance $88 million of senior notes that we have outstanding prior to their maturity on September 15, 2003. In late 2000 and during 2001 and to date in 2002, the agencies that assign ratings to our long-term debt downgraded our credit ratings. Because we no longer qualify for an investment grade rating, we will only be able to refinance our debt in capital markets transactions by issuing non-investment grade debt or equity or equity-linked securities. Any non-investment grade debt securities that we issue to refinance our debt will likely carry interest rates that increase our already significant debt service requirements.

Our significant indebtedness and its approaching maturity poses risks to our business, including the risks that:

•	we may not be able to refinance all or any portion of our indebtedness or do so on terms favorable to us, whether by issuing non-investment grade securities, equity securities, equity-linked securities or otherwise;

•	we will use a substantial portion of our consolidated cash flow from operations to pay principal and interest on our debt, thereby reducing the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes, including executing our business strategy of diversifying our product offerings and making planned investments in our branding campaign, the marketing of our specialty products and technology initiatives for further streamlining our operations;

•	insufficient cash flow from operations may force us to sell assets, or seek additional capital, which we may be unable to do at all or on terms favorable to us;

•	our level of indebtedness may make us more vulnerable to economic or industry downturns; and

•	our debt service obligations increase our vulnerabilities to competitive pressures, as many of our competitors are less leveraged than we are.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The principal objective of our asset/ liability management activities is to maximize net investment income, while maintaining acceptable levels of interest rate risk and facilitating our funding needs. Our net investment income and interest expense are subject to the risk of interest rate fluctuations. To mitigate the impact of fluctuations in interest rates, we manage the structure of the maturity of debt and investments and may use derivative financial instruments, primarily interest rate swaps.

The following table provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2001 and 2000. For investment securities and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Additionally, we have assumed our marketable securities and marketable securities-restricted, comprised primarily of U.S. government, state, municipal, and corporate debt securities, are similar enough to aggregate into fixed rate and variable rate securities for presentation purposes. For terms relating to our long term debt, see Note 5 of the Notes to Consolidated Financial Statements.

As of December 31, 2001:

	2002	2003	2004	2005	2006	Beyond	Total	Fair Value

	(Amounts in thousands)
Assets:
Marketable securities:
Fixed rate	$84,365	$75,614	$37,610	$88,591	$116,463	$621,883	$1,024,526	$1,029,707
Average interest rate	4.84%	4.75%	5.85%	6.73%	6.05%	6.07%	5.92%	—
Variable rate	$15,851	$—	$3,500	$—	$—	$15,829	$35,180	$32,646
Average interest rate	4.17%	—	6.53%	—	—	4.62%	3.42%	—
Marketable securities — restricted:
Fixed rate	$35,415	$14,293	$20,907	$7,304	$4,302	$28,795	$111,016	$113,293
Average interest rate	5.21%	3.93%	5.19%	6.36%	5.17%	5.60%	5.22%	—
Variable rate	$—	$—	$—	$—	$—	$1,151	$1,151	$1,157
Average interest rate	—	—	—	—	—	4.24%	4.24%	—
Liabilities:
Long term debt, including debt due within one year:
Variable rate	$124	$793,163	$174	$186	$199	$587	$794,433	$794,433
Average interest rate	6.67%	5.84%	6.77%	6.77%	6.77%	6.77%	—	—

As of December 31, 2000:

	2001	2002	2003	2004	2005	Beyond	Total	Fair Value

	(Amounts in thousands)
Assets:
Marketable securities:
Fixed rate	$93,821	$29,453	$37,092	$38,770	$54,311	$533,169	$786,616	$784,799
Average interest rate	2.71%	6.01%	5.78%	6.18%	6.32%	5.71%	5.40%	—
Variable rate	$10,010	$13,714	—	$5,000	$7,000	$46,575	$82,299	$79,214
Average interest rate	6.48%	6.47%	—	6.53%	6.30%	5.34%	5.82%	—
Marketable securities — restricted:
Fixed rate	$37,600	$27,088	—	$4,875	$5,721	$17,867	$93,151	$93,937
Average interest rate	2.22%	6.19%	—	5.74%	6.68%	5.40%	4.45%	—
Variable rate	—	—	—	—	—	$1,251	$1,251	$1,256
Average interest rate	—	—	—	—	—	6.25%	6.25%	—
Liabilities:
Long term debt, including debt due within one year:
Variable rate	$161	$735,171	$100,172	$184	$197	$832	$836,717	$836,717
Average interest rate	6.68%	7.88%	7.00%	6.77%	6.77%	6.77%	—	—

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

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

Directors	Age	Title

David A. Reed	69	Chairman of the Board
Howard G. Phanstiel	53	Director, President and Chief Executive Officer
Bradley C. Call	59	Director
Shirley S. Chater, Ph.D.	69	Director
Terry O. Hartshorn	57	Director
Arthur B. Laffer, Ph.D.	61	Director
Gary L. Leary	67	Director
Sanford M. Litvack	65	Director
Warren E. Pinckert II	58	Director
Lloyd E. Ross	61	Director

Corporate Executive Officers
Bary G. Bailey*	43	Executive Vice President, Pharmacy and Technology
Bradford A. Bowlus*	46	Executive Vice President and President and Chief Executive Officer, PacifiCare Health Plans
Katherine F. Feeny*	49	Executive Vice President, Senior Solutions
Joseph S. Konowiecki*	48	Executive Vice President, General Counsel and Secretary
Gregory W. Scott*	48	Executive Vice President and Chief Financial Officer
Susan L. Berkel	40	Senior Vice President, Corporate Controller
Judy A. Ehrenreich*	48	Senior Vice President, Human Resources
James A. Frey II*	35	Senior Vice President, PacifiCare of California
John F. Fritz	57	Senior Vice President and Chief Actuary

*	Member of the Office of the President. The Office of the President was formed in November 2000 as a focal point for setting priorities, authorizing major new products and projects, and monitoring our progress against these initiatives. The Office of the President meets regularly and serves as counsel to Mr. Phanstiel.

Mr. Reed has been Chairman of the Board since 1999 and a member of our Board since 1992. Mr. Reed currently is the President of DAR Consulting Group, and previously served as chairman of the American Hospital Association. Mr. Reed is a member of the board of directors of In Vitro International and Medstone International Inc.

Mr. Phanstiel was appointed President and Chief Executive Officer and became a director in December 2000 after having served as acting Chief Executive Officer since October 2000. Mr. Phanstiel was appointed Executive Vice President and Chief Financial Officer in July 2000. Prior to that, Mr. Phanstiel was an executive of NetCatalyst from January 2000 to June 2000, Chairman and Chief Executive Officer of ARV Assisted Living, Inc. from 1997 to 1999, and Executive Vice President of Finance and Information Services at WellPoint Health Networks Inc. from 1994 to 1997. Mr. Phanstiel has served as a member of the board of directors of Wedbush Morgan Securities since January 2000.

Mr. Call was appointed to our Board in 1997 and has been the Managing Director of JMW Capital Partners, Inc. — Southern California Region since November 2001. Mr. Call has been President and Chief Executive Officer of Stellex Aerospace , Inc., a privately held aerospace component manufacturing firm with multiple plant operations throughout the U.S., since 1988. Mr. Call was Director of UniHealth Foundation from 1998 until June 2001, when he resigned.

Dr. Chater was appointed to our Board in August 2001. Dr. Chater has been an independent management consultant serving colleges, universities and foundations including the Robert Wood Johnson Foundation and the Canadian Health Services Research Foundation since 1998. From 1997 to 1998, Dr. Chater served as Regent’s Professor for the University of California. Dr. Chater served as the Commissioner of the U.S. Social Security Administration from 1993 to 1997 and as a member of the board of the Social Security and Medicare Trust Fund from 1994 to 1997.

Mr. Hartshorn was appointed to our Board in 1985 and was Chairman of our Board from 1993 to 1998 and President and Chief Executive Officer of UniHealth from 1994 to 1997.

Dr. Laffer was appointed to our Board in February 2001. Dr. Laffer has served as the founder and Chairman of Laffer Associates, an economics research and consulting firm that provides investment research services to institutional asset managers, since 1979. Dr. Laffer has also served as the founder and Chairman of Laffer Advisers, Inc., an investment advisor and broker-dealer, since 1981, and founder and Chairman of Laffer Investments, an institutional investment management company, since 2000. Dr. Laffer is a member of the board of directors of MasTec, Inc., Neff Corp., OXiGENE, Inc., Nicholas-Applegate Growth Equity Fund and Vivendi Environnement.

Mr. Leary was appointed to our Board in 1989 and is an independent business and legal consultant. From 1998 through 1999, Mr. Leary served as an Executive Vice President and President of UniHealth Foundation. He was also Executive Vice President and General Counsel to UniHealth Foundation from 1998 to 2000, and its predecessor, UniHealth, from 1992 to 1998. From 1961 to 1992, Mr. Leary was engaged in the private practice of law, with emphasis on corporate and health care law.

Mr. Litvack was appointed to our Board in February 2001. In March 2001, Mr. Litvack rejoined the international law firm of Dewey Ballantine LLP where he specializes in complex litigation and antitrust matters. During his original tenure with the firm, he was a member of the executive committee and Chairman of the Litigation Department. Mr. Litvack served as Vice Chairman of the board of directors of Walt Disney Co. from 1999 to 2000. Mr. Litvack continues at the Walt Disney Co. part-time in an executive role. From 1994 through 1999, Mr. Litvack served as Senior Vice President and Chief of Corporate Operations of Walt Disney Co. Mr. Litvack is a member of the board of directors of Euro Disney S.C.A., Compaq Computer Corporation and Cyber Capital. Mr. Litvack is also a member of the board of directors of Antigenics Inc. and a member of its compensation committee.

Mr. Pinckert was appointed to our Board in 1985 and has been President and Chief Executive Officer and a member of the board of directors of Cholestech Corporation, a medical device manufacturing firm, since 1993, and is a certified public accountant.

Mr. Ross was appointed to our Board in 1985 and is Chairman of the Board of American States Water Company. Mr. Ross was Managing Partner of InverMex, L.P. from 1996 to 1997. Prior to that, Mr. Ross served as Vice President/ Division Manager of SMI Corporation, a division of ARB, Inc., a commercial and industrial building company.

Mr. Bailey was appointed Executive Vice President, Pharmacy and Technology in March 2002. Mr. Bailey has been Executive Vice President and Chief Strategic Officer since July 2000. Mr. Bailey was Executive Vice President of Finance, Information Technology and Strategic Initiatives and Chief Financial Officer at Premier Inc., a hospital alliance, from 1995 to 2000. Mr. Bailey is a member of the board of directors of LTC Healthcare, Inc. and a member of its compensation committee.

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

Ms. Feeny was appointed Executive Vice President, Senior Solutions in January 2002. Ms. Feeny has been Senior Vice President, Secure Horizons Sales and Marketing since January 2000. During 1999, Ms. Feeny was Vice President, Sales and Marketing, Secure Horizons of California, and was Regional Sales Director, Secure Horizons of California from 1995 to 1997. Ms. Feeny joined Secure Horizons of California in November 1993 as Director of Medi-Cal sales.

Mr. Konowiecki assumed a full-time position as our Executive Vice President, General Counsel and Secretary in January 2002. Mr. Konowiecki has been our Executive Vice President since 1999, General Counsel since 1989, and Secretary since 1993. Mr. Konowiecki was a partner of Konowiecki & Rank LLP, including a professional corporation, or its predecessor, from 1980 to December 2001, and has over 21 years of practice in business, corporate and health care law.

Mr. Scott was appointed Executive Vice President and Chief Financial Officer in January 2001. Mr. Scott was Chief Operating Officer and Chief Financial Officer of Medsite, Inc., an e-commerce and pharmaceutical services company, from 1999 through January 2001. Mr. Scott was Senior Vice President and Chief Financial Officer of Prudential HealthCare Group from 1995 to 1999.

Ms. Berkel was appointed Senior Vice President, Corporate Controller in 2000. Ms. Berkel was Vice President, Finance and Assistant Corporate Controller from 1999 to 2000 and Director, Finance from 1995 to 1999.

Ms. Ehrenreich was appointed Senior Vice President of Human Resources in June 2001. Ms. Ehrenreich served as Vice President of Corporate Human Resource Operations since 1995. Ms. Ehrenreich was Senior Vice President of Human Resources at First Interstate Bancorp from 1984 to 1995.

Mr. Frey was appointed Senior Vice President, PacifiCare of California in March 2002. Mr. Frey served as Senior Vice President, Branding and Strategic Initiatives in 2001. Mr. Frey was appointed Senior Vice President, Strategic Programs and Chief of Staff in 2000. Mr. Frey was Senior Vice President, Operations during 2000. Mr. Frey was President, PacifiCare of Nevada, Inc. during 1999, and was Vice President of Operations, Desert Region from 1997 to 1999. Mr. Frey was Director of Regulatory Affairs, Desert Region from 1996 to 1997.

Mr. Fritz was appointed Senior Vice President and Chief Actuary in January 2001. Mr. Fritz was a Partner with Ernst & Young LLP from 1996 to January 2001.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

We believe that during 2001, all filings with the SEC by our officers, directors and 10% stockholders complied with requirements for reporting ownership and changes in ownership of our common stock under Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.     EXECUTIVE COMPENSATION

This table shows, for the last three years, compensation information for our Chief Executive Officer and the next four most highly compensated executive officers. We refer to each of these officers as a “named executive officer.”

Summary Compensation Table

					Long-Term
	Annual Compensation				Compensation Awards

				Other Annual	Restricted	Securities	LTIP	All Other
				Compensation	Stock	Underlying	Payouts	Compensation
Name and Principal Position	Year	Salary($)	Bonus($)(1)	($)(2)	Awards($)(3)	Options(#)	($)(4)	($)(5)

Howard G. Phanstiel(6)	2001	900,001	360,000	95,642	—	—	—	75,396
President and	2000	259,808	450,000	9,962	—	500,000	—	8,423
Chief Executive Officer	1999	—	—	—	—	—	—	—
Bradford A. Bowlus	2001	600,001	180,144	101,534	—	150,000	—	50,162
Executive Vice President	2000	600,001	200,000	—	—	100,000	—	45,100
and President and CEO,	1999	501,923	449,856	188,953	—	140,000	75,504	43,908
PacifiCare Health Plans
Bary G. Bailey(6)	2001	550,002	165,000	249,034	—	—	—	24,396
Executive Vice President and	2000	219,231	250,000	—	—	400,000	—	5,920
Chief Strategic Officer	1999	—	—	—	—	—	—	—
Gregory W. Scott(7)	2001	471,155	275,050	140,170	—	150,000	—	17,665
Executive Vice President and	2000	—	—	—	—	—	—	—
Chief Financial Officer	1999	—	—	—	—	—	—	—
John F. Fritz(7)	2001	352,391	532,850	42,917	728,108	60,000	—	18,595
Senior Vice President and	2000	—	—	—	—	—	—	—
Chief Actuary	1999	—	—	—	—	—	—	—

(1)	The amounts shown in this column include bonuses awarded and accrued during the years earned, but paid in the following year under our annual incentive plan. Additionally, this column includes signing bonuses totaling $100,000 for Mr. Phanstiel in 2000, $100,000 for Mr. Scott in 2001 and $364,100 for Mr. Fritz in 2001.

(2)	“Other Annual Compensation” includes a risk premium applied to amounts deferred under our Stock Unit Deferred Compensation Plan (explained below). Additionally, this column includes signing bonuses, relocation expenses and other perquisites as shown in the following chart.

	Forgiveness	Relocation
	of Loan	Expenses	Other Perquisites			Total

	2001	2001	2001	2000	1999	2001	2000	1999

Mr. Phanstiel	$—	$—	$23,642	$9,962	$—	$23,642	$9,962	$—
Mr. Bowlus	$—	$—	$65,505	$—	$44,999	$65,505	$—	$44,999
Mr. Bailey	$212,559	$—	$19,975	$—	$—	$232,534	$—	$—
Mr. Scott	$—	$82,116	$23,044	$—	$—	$105,160	$—	$—
Mr. Fritz	$—	$—	$26,042	$—	$—	$26,042	$—	$—

SEC regulations exclude from reporting requirements a named executive officer’s perquisites if the executive’s value in any year does not exceed the lesser of (a) $50,000 or (b) 10% of the total of the named executive officer’s annual salary and bonus for that year.

Under the stock unit deferred compensation plan, executive officers may defer all or a portion of their annual bonus. The Chief Executive Officer may also defer all or a portion of his salary. Amounts deferred are converted into units of our common stock. The number of stock units converted is equal to the amount of bonus or salary deferred, multiplied by a risk premium, then divided by the price of our common stock on the Nasdaq National Market on a predetermined date. The stock price is based on a date selected by the Compensation Committee. Distributions are made in shares of common stock. In 2001, 2000 and 1999, the risk premium applied to amounts deferred was 40%. Stock unit activity for the named executive officers was as follows:

		Amount	Risk	Stock
		Deferred($)	Premium($)	Units(#)

Mr. Phanstiel	2001	180,000	72,000	16,800
Mr. Bowlus	2001	90,072	36,029	8,407
	1999	359,885	143,954	6,338
Mr. Bailey	2001	41,250	16,500	3,850
Mr. Scott	2001	87,525	35,010	8,169
Mr. Fritz	2001	42,188	16,875	3,938

(3)	On January 31, 2001, we granted Mr. Fritz 29,951 shares of restricted common stock as part of his compensation package for joining PacifiCare as an executive officer. The shares vest in equal installments on May 1, 2002 and 2003. As of December 31, 2001, the shares underlying this grant had a fair market value of $479,216.

(4)	Includes amounts awarded and accrued under our Long-Term Performance Incentive Plan during the years earned, but paid in the following year. In 1999, the last performance cycle of the Plan, 60% of the awards were paid in cash and 40% of the awards were paid in shares of common stock. The shares of common stock distributed were valued at $45.13 per share in 1999 (the fair market values of the common stock at the time the payments were awarded). Mr. Bowlus was awarded 669 shares, and was paid cash totaling $45,302.

(5)	Represents our contributions under the Amended and Restated PacifiCare Health Systems, Inc. Savings and Profit-Sharing (401(k)) Plan, and the Statutory Restoration Plan as follows:

	401(k) Plan			Statutory Restoration Plan

	2001	2000	1999	2001	2000	1999

Mr. Phanstiel	$10,200	$8,423	$—	$64,800	$—	$—
Mr. Bowlus	$9,889	$10,200	$12,759	$39,877	$34,610	$30,859
Mr. Bailey	$5,100	$2,960	$—	$18,900	$2,960	$—
Mr. Scott	$7,408	$—	$—	$9,993	$—	$—
Mr. Fritz	$5,100	$—	$—	$13,231	$—	$—

All of our employees who have completed 3 1/2 months of continuous service are eligible to participate in the 401(k) Plan. The Statutory Restoration Plan allows participants to defer the portion of their pay that otherwise would be deferred under the 401(k) Plan, but for statutory limitations, and to receive excess matching contributions, profit-sharing contributions and discretionary contributions in the same percentages as those provided by the 401(k) Plan. Employees in our two highest salary grades are eligible to participate in the Statutory Restoration Plan.

(6)	Mr. Phanstiel and Mr. Bailey joined us in July 2000.

(7)	Mr. Scott and Mr. Fritz joined us in January 2001.

OPTION GRANTS

This table shows stock option grants to the named executive officers during the last fiscal year.

Options Granted in 2001

		Percent
	Number of	Options	Exercise or
	Securities	Granted to	Base Price		Grant Date
	Underlying	Employees	Per Share	Expiration	Present Value
Name	Options(#)(1)	in 2001	($/SH)(2)	Date	($)(3)

Bradford A. Bowlus	150,000	6.0	16.375	1/02/11	1,467,300
Gregory W. Scott	150,000	6.0	17.313	1/22/11	1,551,308
John F. Fritz	30,000	1.2	17.313	1/22/11	310,262
	30,000	1.2	17.770	11/29/11	412,427

(1)	Option grants in 2001 were made under the Amended and Restated 1996 Stock Option Plan for Officers and Key Employees, and the 2000 Employee Plan. These options:

•	are granted at an exercise price equal to 100% of the fair market value of the common stock on the date of grant,

•	expire 10 years from the date of grant, unless otherwise earlier terminated because of certain events related to termination of employment, and

•	generally vest in 25% increments on each anniversary date of the grant, subject to the terms and conditions of the Plan. Options granted to Mr. Fritz on November 29, 2001 vest in 50% increments on each anniversary date of the grant.

Options that have been held for more than six months, and not already exercisable or expired, will automatically become exercisable upon a change of control, as defined in the Plan.

(2) Options with exercise prices of:

•	$16.375 were granted on January 2, 2001.

•	$17.313 were granted on January 22, 2001.

•	$17.770 were granted on November 29, 2001.

(3)	Grant date present values were calculated using the Black-Scholes option valuation model with the following assumptions:

• Expected Volatility	110%
• Risk-Free Interest Rate	3%
• Expected Life until Exercise	3 years
• Dividend Yield	0%
• Forfeiture Rate	0%

The actual value, if any, that a named executive officer may realize will be based on the difference between the market price of our common stock on the date of exercise and the exercise price. There is no assurance that the actual realized value, if any, will be at or near the value estimated by the Black-Scholes model. The Black-Scholes model is only one method of valuing options, and our use of the model should not be construed as an endorsement of its accuracy.

OPTIONS EXERCISED

This table shows stock option exercises and the value of unexercised stock options held by the named executive officers during the last fiscal year.

Aggregated Option Exercises in 2001 and Fiscal Year-End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
	Shares	Value	Options at FY-End(#)		at FY-End($)(2)
	Acquired on	Realized
Name	Exercise(#)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Howard G. Phanstiel	—	—	125,000	375,000	295,313	885,938
Bradford A. Bowlus	—	—	231,000	372,500	—	—
Bary G. Bailey	—	—	100,000	300,000	196,875	590,625
Gregory W. Scott	—	—	—	150,000	—	—
John F. Fritz	—	—	—	60,000	—	—

(1)	This number is calculated as follows:

•	using the sale price as the “market price,”

•	then subtracting the option exercise price from the market price to get the “value realized per share,” and

•	then multiplying the value realized per share by the number of options exercised.

The amounts in this column may not represent amounts actually realized by the named executive officers.

(2) This number is calculated by:

•	subtracting the option exercise price from our December 31, 2001 closing market price ($16.00 per share, as reported by Nasdaq National Market) to get the “average value per option,” and

•	multiplying the average value per option by the number of exercisable and unexercisable options.

The amounts in this column may not represent amounts that will actually be realized by the named executive officers.

PENSION PLAN

Effective January 1, 2002, we maintain an executive pension plan under which certain named executive officers are eligible to participate. This plan is an unfunded, nonqualified plan. Executives who retire at or after age 62 receive an annual benefit equal to 4% of their highest consecutive three-year average annual base salary, or Covered Compensation, per year of service with a maximum annual benefit of 50% of Covered Compensation. Executives with five years of covered employment may retire at or after age 55. A discount of 3% per year is applied for retirement before age 62. Named executive officers are 100% vested after completing five years of participation. Immediate vesting and unreduced early commencement is granted for any employee terminated within two years following a change in control event.

This table shows the amount of annual retirement benefits that would be accrued at age 62 under our executive pension plan calculated on a life annuity basis.

Estimated Annual Benefits

	Years of Credited Service
Covered
Compensation($)	5	10	15	20	25	30

100,000	20,000	40,000	50,000	50,000	50,000	50,000
200,000	40,000	80,000	100,000	100,000	100,000	100,000
400,000	80,000	160,000	200,000	200,000	200,000	200,000
500,000	100,000	200,000	250,000	250,000	250,000	250,000
600,000	120,000	240,000	300,000	300,000	300,000	300,000
900,000	180,000	360,000	450,000	450,000	450,000	450,000
1,000,000	200,000	400,000	500,000	500,000	500,000	500,000

The credited full years of service under the plan as of January 1, 2002 for the eligible named executive officers are five years for Mr. Phanstiel and zero years for Mr. Bowlus, Mr. Bailey and Mr. Scott.

EMPLOYMENT AND SEVERANCE AGREEMENTS

We have entered into employment agreements with each of our named executive officers. The agreements entitle the executive officers to base salary, participation in all employee benefit programs, reimbursement for business expenses and participation in our annual incentive plan and employee stock option plans. The employment agreements for Mr. Phanstiel, Mr. Bowlus, Mr. Bailey and Mr. Scott have three year terms, and Mr. Fritz’s employment agreement has a two year term. The term of the employment agreements for the named executive officers,

•	may be extended if we provide written notice within 60 days prior to the expiration of the term,

•	are automatically extended for two years if a change of ownership or control occurs, and

•	upon expiration, if we offer the executive officer a new employment agreement and the executive does not accept it, the executive’s continued employment will be without the benefit of a written agreement and any severance benefits will be in accordance with our policies and practices.

Upon death, disability, misconduct or written termination by either us or the executive officer, the employment agreements for the effected officer will be terminated. In the event an executive officer is terminated for death, disability, termination without cause or termination following a change of ownership or control of PacifiCare, the agreements provide for severance benefits.

Termination Without Cause. If we terminate the named executive officer without cause (other than for incapacity, disability, habitual neglect or gross misconduct), the employment agreements provide for severance payments in equal installments over the severance period. The severance periods are 24 months for Mr. Phanstiel, Mr. Bailey and Mr. Scott, 36 months for Mr. Bowlus, and 18 months for Mr. Fritz. Severance benefits include the following:

•	multiple of base salary,

•	multiple of historical average incentive plan bonus,

•	continuation of medical, dental and vision coverage,

•	automobile allowance,

•	outplacement services, and

•	any other bonus amounts or benefits to which the named executive officer may be entitled under any of our benefit plans.

Additionally, upon termination the named executive officers retain the right to exercise any vested options for one year following the effective date of termination.

The contingent liability for severance payments that we would be required to make for termination without cause under the employment agreements (excluding amounts that may be payable under incentive plans and the value of certain benefits) would be approximately $3,260,400 to Mr. Phanstiel, $1,670,400 to Mr. Bailey, $2,907,000 to Mr. Bowlus, $1,520,400 to Mr. Scott and $829,100 to Mr. Fritz.

Noncompetition Arrangements. If, while receiving severance payments following termination, any named executive officer is employed by a competitor, their severance payments will be reduced by an amount equal to the payment received from the competitor.

Termination Within 24 months of a Change of Control. Under the employment agreements, a change of ownership or control would result from:

•	any transaction that results in a person or group acquiring beneficial ownership of 20% or more of PacifiCare’s voting power,

•	any merger or consolidation including the company in which the stockholders of the company immediately prior to the transaction control less than 50% of the voting power following the transaction,

•	any transaction in which we sell substantially all of our material assets,

•	our dissolution or liquidation, or

•	our incumbent directors (as defined in the agreements) cease for any reason to constitute a majority of the members of the board of directors.

If we terminate the named executive officers within 24 months of a change of control (other than for incapacity, disability, habitual neglect or gross misconduct), the employment agreements provide for lump-sum payment of base salary and specified benefits. The lump-sum payments would include 36 months of benefits for Mr. Phanstiel, Mr. Bailey, Mr. Bowlus and Mr. Scott and 24 months of benefits for Mr. Fritz. The lump-sum payments would include the same items described under Termination Without Cause, plus the following:

•	prorated annual incentive plan bonus, and

•	amounts to cover any excise tax penalties.

Additionally, the named executive officers would receive the right to exercise all unexercised stock options as if all such options were fully vested, within one year of the effective date of termination.

The contingent liability for severance payments that we would be required to make for a change of control under the employment agreements (excluding amounts that may be payable under incentive plans and the value of certain benefits) would be approximately $4,890,600 to Mr. Phanstiel, $2,907,000 to Mr. Bowlus, $2,505,600 to Mr. Bailey, $2,280,600 to Mr. Scott and $1,105,500 to Mr. Fritz.

Additionally, the named executive officers’ agreements provide that if they continued to be employed 12 months following the effective date of a change of control, they will be given a 30-day window period during which they may elect to voluntarily terminate their employment with us. If they elect to voluntary terminate their employment during this 30-day window period, they receive:

•	one-half of the lump sum payment they would have received upon termination after a change of control;

•	the right to exercise all unexercised stock options as if all such options were fully vested within one year of the effective date of termination, and

•	outplacement services.

1997 Premium Priced Stock Option Plan. Upon a change of control (as defined in the employee stock option plan), and if a minimum per-share consideration is paid for the transaction, Mr. Bowlus will receive a cash payment for each unexercised premium priced option equal to the difference between (x) 110% of the price per share at which our common stock is sold in the change of control transaction and (y) the exercise price of the premium priced option. If the per-share consideration equals or exceeds $115.00 per share, the executive officers will not receive a cash payment. The exercise price for one-half of the premium priced options outstanding is $92.50 per share. The exercise price for the balance is $114.00 per share. For Mr. Bowlus, the maximum cash payments under this program could total approximately $3 million.

DIRECTOR COMPENSATION

We do not pay directors who are also our employees additional compensation for their service as directors. In 2001, compensation for non-employee directors included the following:

Cash Compensation

•	an annual retainer of $40,000,

•	$1,200 to directors for each board meeting attended (telephone attendance is paid at 50%),

•	$1,000 to directors for each board committee meeting attended (telephone attendance is paid at 50%),

•	$2,400 to the chairman for each board meeting attended (telephone attendance is paid at 50%),

•	$2,000 to committee chairpersons for each board committee meeting attended (telephone attendance is paid at 50%), and

•	expenses for attending board and board committee meetings.

In 2001, the board approved an increase of $5,000 in the annual retainer for a total annual retainer equal to $40,000. This increase was retroactive to July 1, 2000. Dr. Laffer and Mr. Litvack received a pro-rata amount of the annual retainer for their service on the board from February 2001 through June 2001. Each non-employee director, other than Dr. Laffer and Mr. Litvack, was given the choice of receiving the additional $5,000 retainer payment, for the 2000-2001 board year, in cash or in nonqualified options to purchase shares of our common stock. All of the directors elected to receive options. The number of shares underlying the options was calculated based on a formula where the cash amount was multiplied by a factor of four, then divided by the closing price of our common stock on the Nasdaq National Market on February 5, 2001. Based on this formula, each director was granted options to purchase 784 shares with an exercise price of $25.50 per share.

Stock Units

Beginning with the 2001-2002 board year (with board years beginning in July), each non-employee director has the ability to receive one-half of his or her annual retainer, or $20,000, in deferred stock units. Any amounts deferred are converted into units of our common stock. In 2002, a risk premium will be applied to all amounts deferred. The number of stock units are equal to the amount of annual retainer deferred, multiplied by a risk premium, then divided by the closing price of our common stock on the Nasdaq National Market on the date the annual retainer would have been paid but for the deferral. For the 2002-2003 board year, the risk premium is 40%. Distributions are made in shares of our common stock. Beginning with the 2002-2003 board year, each director will be encouraged to defer one-half of the annual retainer payment in stock units until they have accumulated the suggested minimum ownership level of 2,000 shares each. This minimum suggested ownership level was approved by the board in 2001.

Stock Options

In 2001, under the 2000 Non-Employee Directors Stock Option Plan, each director received an annual, automatic grant of nonqualified options to purchase 5,000 shares of our common stock, with an exercise price equal to 100% of the fair market value of our common stock on the grant date. The chairman received 10,000 options. These options were granted on June 29, 2001 with an exercise price of $16.30 per share.

As an incentive to defer one-half of the 2001 annual retainer payment in stock units, each non-employee director, other than Dr. Laffer and Mr. Litvack, received a discretionary grant of nonqualified options to purchase 10,000 shares of our common stock. These options were granted on February 5, 2001 with an exercise price of $25.50 per share.

Beginning in July 2001, each non-employee director had the ability to receive half of his or her annual retainer, or $20,000, in stock options rather than cash. The number of shares underlying the options granted are calculated based on a formula where the cash amount is multiplied by a factor of four, then divided by the closing price of our common stock on the Nasdaq National Market on July 1 of each year. Based on this formula, Mr. Hartshorn, Mr. Leary, Mr. Reed and Mr. Ross were granted options to purchase 4,994 shares with an exercise price of $16.02 per share. Dr. Chater, who joined the board in August, was granted 5,365 options on August 1, 2001 with an exercise price of $13.67 per share.

The Plan also provides for an automatic grant of nonqualified stock options to purchase 25,000 shares of our common stock to new directors when first elected to the board. In 2001, the board approved an increase in the number of options granted to new directors from 10,000 shares to 25,000 shares. These options were awarded to Dr. Laffer, Mr. Litvack and Dr. Chater, who joined the board in 2001.

Nonqualified stock options granted under the non-employee director stock option plans:

•	vest immediately on the grant date,

•	the underlying common stock may not be sold within the first six months after the grant date, and

•	may not be exercised after the expiration of 10 years from the option grant date.

Grants under the Plan are subject to the condition that during the previous 12 months, the director must have served on the board continuously, and was not eligible to receive awards under the employee stock option plans.

Other Benefits

Beginning in 2001, each director was eligible, at their election, to receive medical and dental coverage under our health care programs. The benefits received in 2001 were valued at approximately $900 for Mr. Call, $200 for Dr. Chater, $7,800 for Mr. Hartshorn, $300 for Mr. Leary, $700 for Mr. Reed and $4,300 for Mr. Ross.

Chairman of the Board

During 2001, Mr. Reed received $125,000 for his services as chairman under a consulting agreement. Effective January 2002, Mr. Reed will receive $75,000 annually for his consulting services to PacifiCare. In addition to the annual consulting fees, Mr. Reed also received all of the items described under Cash Compensation. Under the terms of the agreement, Mr. Reed will continue his term as chairman until the earlier of:

•	his resignation from or failure to be reelected as chairman,

•	a written election to terminate the agreement by us or Mr. Reed,

•	automatic termination or breach of the agreement, or

•	nonpayment of Mr. Reed’s annual compensation by us.

Under the agreement, Mr. Reed is also entitled to receive 10,000 options for the annual, automatic grant of options to non-employee directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

This table shows how much of our common stock is owned by the directors, named executive officers and owners of more than 5% of our outstanding common stock, as of February 28, 2002.

Amount and Nature of Shares Beneficially Owned

	Number		Percent of
	of Shares	Right to	Outstanding
Name	Owned(1)	Acquire(2)	Shares(3)

Capital Group International, Inc.(4)	4,383,660	—	12.7
PIMCO Equity Advisors LLC(5)	3,617,800	—	10.5
FMR Corp.(6)	3,436,700	—	9.9
Par Capital Management, Inc.(7)	2,240,900	—	6.5
AXA Financial, Inc.(8)	2,182,953	—	6.3
David A. Reed	1,000	74,944	*
Howard G. Phanstiel	26,600	125,000	*
Bradley C. Call	1,000	49,534	*
Shirley S. Chater, Ph.D.	—	35,365	*
Terry O. Hartshorn	204,732	114,528	*
Arthur B. Laffer, Ph.D.	—	34,994	*
Gary L. Leary	1,000	62,528	*
Sanford M. Litvack	—	34,994	*
Warren E. Pinckert II	1,632	57,534	*
Lloyd E. Ross	5,600	62,528	*
Bary G. Bailey	1,400	100,000	*
Bradford A. Bowlus	—	287,338	*
Gregory W. Scott	5,000	37,500	*
John F. Fritz	29,951	7,500	*
All Directors and Executive Officers as a Group(9) (19 persons)	367,869	1,316,987	4.7

*	Less than 1%

(1)	Includes shares for which the named person:

•	has sole voting and investment power,

•	has shared voting and investment power with his or her spouse, or

•	holds in an account under the PacifiCare Savings and Profit-Sharing Plan, unless otherwise indicated in the footnotes.

(2)	Shares that can be acquired through stock option exercises or stock unit distributions through April 29, 2002.

(3)	The percentage of beneficial ownership is based on 34,553,700 shares of common stock outstanding as of February 28, 2002.

(4)	Based on information contained in a report on Schedule 13-G/ A filed with the SEC on February 14, 2002. The address of Capital Group International, Inc. is 11100 Santa Monica Boulevard, 15th Floor, Los Angeles, California 90025.

(5)	Based on information contained in a report on Schedule 13-G filed with the SEC on February 13, 2001. The address of PIMCO Equity Advisors LLC is 1345 Avenue of the Americas, 49th Floor, New York, New York 10105.

(6)	Based on information contained in a report on Schedule 13-G/ A filed with the SEC on February 14, 2002. The address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109.

(7)	Based on information contained in a report on Schedule 13-G/ A filed with the SEC on February 14, 2002. The address of Par Capital Management, Inc. is One Financial Center, Suite 1600, Boston, Massachusetts 02111.

(8)	Based on information contained in a report on Schedule 13-G/ A filed with the SEC on February 12, 2002. The address of AXA Financial, Inc. is 1290 Avenue of the Americas, New York, New York 10104.

(9)	In addition to the officers and directors named in this table, five other executive officers are members of the group.

EQUITY-BASED INSTRUMENTS HELD BY MANAGEMENT

The following table shows the equity-based instruments held by our directors and executive officers as of February 28, 2002. This table includes the number of shares of our common stock underlying: (1) all stock options held by our directors and executive officers, including options not exercisable within 60 days, and (2) the deferred stock units granted to our directors under the 2000 Non-Employee Directors Stock Plan and to our executive officers under our stock unit deferred compensation plan. For further discussion of the Stock Plan, refer to “Director Compensation,” and for further discussion of the stock unit deferred compensation plan, refer to “Summary Compensation Table.” Directors and executive officers are not entitled to receive distributions of deferred stock units held, or to vote the shares except as described in the Stock Plan and the stock unit deferred compensation plan.

			Number of		Total
	Number of	Exercise Price	Deferred	Distribution	Equity-Based
	Stock Options	Range Per Share	Stock Units	Price	Instruments
Name	Held(#)	($/SH)	Held(#)	Range/Share($)	Held(#)

Directors

David A. Reed	84,528	16.02- 87.00	1,249	16.02	85,777
Bradley C. Call	50,784	16.30- 79.50	1,249	16.02	52,033
Shirley S. Chater, Ph.D.	35,365	13.67	1,464	13.67	36,829
Terry O. Hartshorn	115,778	16.02- 85.25	1,249	16.02	117,027
Arthur B. Laffer, Ph.D.	34,994	16.02- 38.50	—	—	34,994
Gary L. Leary	63,778	16.02- 87.00	1,249	16.02	65,027
Sanford M. Litvack	34,994	16.02- 38.50	1,249	16.02	36,243
Warren E. Pinckert II	58,784	16.30- 87.00	1,249	16.02	60,033
Lloyd E. Ross	63,778	16.02- 87.00	1,249	16.02	65,027
Executive Officers

Howard G. Phanstiel	900,000	12.06- 57.88	16,800	15.00	916,800
Bary G. Bailey	525,000	12.06- 57.88	3,850	15.00	528,850
Bradford A. Bowlus	778,500	16.38-114.00	14,745	15.00-79.50	793,245
Gregory W. Scott	300,000	17.31- 18.38	8,169	15.00	308,169
John F. Fritz	60,000	17.31- 17.77	3,938	15.00	63,938
All Directors and Executive Officers as a Group(1) (19 persons)	3,864,854	12.06-114.00	79,479	13.67-79.50	3,944,333

(1)	In addition to the directors and officers named in this table, five other executive officers are members of this group.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Prior to January 2002, we contracted with Joseph S. Konowiecki, a professional corporation, for Joseph S. Konowiecki to provide services as our Executive Vice President, General Counsel and Secretary. For those services, we paid the professional corporation $132,000 per year. In addition, Mr. Konowiecki was eligible to participate and did participate in the employee stock option plan and the Premium Priced Stock Option Plan. As of December 31, 2001, Mr. Konowiecki held 222,750 vested nonqualified stock options at a weighted average exercise price of $69.91 per share. In January 2001, we granted Mr. Konowiecki 60,000 shares of restricted common stock. The stock vests in 25%, or 15,000 share, increments on each successive anniversary of the date of grant. If Mr. Konowiecki voluntarily terminates his relationship with us or if we terminate the relationship for cause, Mr. Konowiecki would lose all rights to any of the unvested stock. The vesting of the stock will accelerate if a change of control occurs or in the event of Mr. Konowiecki’s death or disability.

On January 1, 2002, Mr. Konowiecki entered into an agreement with PacifiCare to become a full-time employee and to serve as our Executive Vice President, General Counsel and Secretary. In his new role for PacifiCare, he will be responsible for legal and corporate affairs, state and federal regulatory compliance, and will assist in strategy formation and oversight. As part of his compensation package for assuming his full-time position with us Mr. Konowiecki received a $100,000 signing bonus, and we extended him a loan in the amount of $250,000. Mr. Konowiecki will be obligated to repay the signing bonus if he resigns or is terminated for cause prior to January 2003. The loan bears interest at the Internal Revenue Service mandated rate, and will lapse in a series of installments over a four-year period beginning January 1, 2003. If Mr. Konowiecki is terminated for cause or Mr. Konowiecki terminates his employment for reasons other than death or disability, Mr. Konowiecki will be obligated to repay the outstanding balance of the loan. Prior to Mr. Konowiecki’s employment with us, and on December 31, 2001, Mr. Konowiecki and his professional corporation withdrew as a partner of, and resigned all positions with, Konowiecki & Rank LLP, or K&R. K&R is paying Mr. Konowiecki a fixed amount over time in connection with his withdrawal as a partner.

We have an agreement with K&R, or the K&R Agreement, pursuant to which K&R provides legal services required by us. In addition to providing legal services directly to us, K&R assists in arranging for other law firms to provide legal services for us, as needed. The K&R Agreement has a three-year term that is automatically extended by one year on each January 1. The contract currently expires on December 31, 2004. Either we or K&R may end the automatic one-year extension of the term by providing notice at least six months prior to the January extension date. We pay K&R for its legal services on an hourly basis at rates established each year, and prior to January 1, 2002, we paid K&R legal fees for legal services provided directly by Mr. Konowiecki based on a fixed monthly charge. During 2001, we paid K&R approximately $11 million for legal services. Until January 1, 2002, Mr. Konowiecki’s professional corporation was a partner of K&R and, as a partner, the professional corporation received a share of K&R’s net income.

In 2000, we extended a loan in the amount of $540,000 to Mr. Bailey as part of his compensation package for joining us as an executive officer. The loan bears interest at the Internal Revenue Service mandated rate, and lapses in a series of annual installments over a three-year period that began July 17, 2001. If Mr. Bailey is terminated for cause or Mr. Bailey terminates his employment for reasons other than death or disability, Mr. Bailey will be obligated to repay the outstanding balance of the loan. As of December 31, 2001, $360,000 remained outstanding.

In August 2001, we extended a loan in the amount of $100,000 to Mr. Scott as part of his compensation package for joining us as an executive officer, and relocating to California. The loan bears interest at the Internal Revenue Service mandated rate, and lapses in a series of installments over a four-year period that began January 22, 2002. If Mr. Scott is terminated for cause or Mr. Scott terminates his employment for reasons other than death or disability, Mr. Scott will be obligated to repay the outstanding balance of the loan. As of December 31, 2001, $100,000 remained outstanding.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

Page
Reference

(a)1.	Consolidated Financial Statements:
	Consolidated Balance Sheets as of December 31, 2001 and 2000.	F-1
	Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999	F-2
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001, 2000 and 1999	F-3
	Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	F-4
	Notes to Consolidated Financial Statements	F-6
	Report of Ernst & Young LLP, Independent Auditors	F-31
	Quarterly Information for 2001 and 2000 (Unaudited)	F-32

2.	Financial Statement Schedule:
	Schedule II — Valuation and Qualifying Accounts	F-33
All other schedules are omitted because they are not required or the information is included elsewhere in the consolidated financial statements.

3.	Exhibits: An “Exhibit Index” is filed as part of this Form 10-K beginning on page E-1 and is incorporated by reference

(b)	Reports on Form 8-K: On October 4, 2001, we filed a Form 8-K in connection with the completion of a debt for equity exchange with a holder of our 7% Senior Notes due in 2003.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFICARE HEALTH SYSTEMS, INC.

By:	/s/ HOWARD G. PHANSTIEL

Howard G. Phanstiel
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 19, 2002

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

Name	Title	Date

/s/ HOWARD G. PHANSTIEL Howard G. Phanstiel	President and Chief Executive Officer (Principal Executive Officer)	March 19, 2002

/s/ GREGORY W. SCOTT Gregory W. Scott	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 19, 2002

/s/ SUSAN L. BERKEL Susan L. Berkel	Senior Vice President and Corporate Controller (Chief Accounting Officer)	March 19, 2002

/s/ DAVID A. REED David A. Reed	Chairman of the Board	March 19, 2002

/s/ BRADLEY C. CALL Bradley C. Call	Director	March 19, 2002

/s/ SHIRLEY S. CHATER, PH.D. Shirley S. Chater, Ph.D.	Director	March 19, 2002

Name	Title	Date

/s/ TERRY O. HARTSHORN Terry O. Hartshorn	Director	March 19, 2002

/s/ ARTHUR B. LAFFER, PH.D. Arthur B. Laffer, Ph.D.	Director	March 19, 2002

/s/ GARY L. LEARY Gary L. Leary	Director	March 19, 2002

/s/ SANFORD M. LITVACK Sanford M. Litvack	Director	March 19, 2002

/s/ WARREN E. PINCKERT II Warren E. Pinckert II	Director	March 19, 2002

/s/ LLOYD E. ROSS Lloyd E. Ross	Director	March 19, 2002

PACIFICARE HEALTH SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2001	2000

	(Amounts in thousands,
	except per share data)
ASSETS
Current assets:
Cash and equivalents	$977,759	$1,251,635
Marketable securities	1,062,353	864,013
Receivables, net	375,661	410,694
Prepaid expenses and other current assets	40,254	42,852
Deferred income taxes	132,159	139,712

Total current assets	2,588,186	2,708,906

Property, plant and equipment at cost, net	166,724	225,551
Marketable securities-restricted	112,167	94,402
Goodwill and intangible assets, net	2,181,986	2,261,637
Other assets	46,983	32,940

	$5,096,046	$5,323,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1,095,900	$1,270,800
Accounts payable	122,625	131,196
Accrued liabilities	260,560	241,927
Accrued compensation and employee benefits	83,623	72,958
Unearned premium revenue	550,910	598,215
Long-term debt due within one year	124	161

Total current liabilities	2,113,742	2,315,257

Long-term debt due after one year	794,309	836,556
Deferred income taxes	137,127	145,633
Other liabilities	17,083	20,746
Minority interest	—	1,684
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; issued 47,313 shares in 2001 and 46,986 shares in 2000	473	470
Unearned compensation	(1,153)	—
Additional paid-in capital	1,582,566	1,613,944
Accumulated other comprehensive income (loss)	1,951	(2,975)
Retained earnings	1,108,198	1,089,192
Treasury stock, at cost; 12,776 shares in 2001 and 13,532 shares in 2000	(658,250)	(697,071)

Total stockholders’ equity	2,033,785	2,003,560

	$5,096,046	$5,323,436

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2001	2000	1999

	(Amounts in thousands, except per share data)
Revenue:
Commercial premiums	$4,795,741	$4,912,216	$3,994,475
Medicare premiums	6,764,164	6,416,039	5,875,687
Other income	172,804	139,672	118,928
Net investment income	111,263	108,371	84,050

Total operating revenue	11,843,972	11,576,298	10,073,140
Expenses:
Health care services:
Commercial services	4,258,412	4,178,701	3,262,261
Medicare services	6,109,245	5,734,956	5,106,429

Total health care services	10,367,657	9,913,657	8,368,690
Selling, general and administrative expenses	1,205,478	1,203,573	1,105,816
Amortization of goodwill and intangible assets	82,896	83,217	75,957
Impairment, disposition, restructuring and other charges (credits)	61,157	11,730	(2,233)
Office of Personnel Management credits	—	(2,964)	—

Operating income	126,784	367,085	524,910
Interest expense	(70,282)	(79,636)	(43,001)
Minority interest in consolidated subsidiary	—	637	—

Income before income taxes	56,502	288,086	481,909
Provision for income taxes	38,371	127,046	203,365

Income before extraordinary gain	18,131	161,040	278,544
Extraordinary gain on early retirement of debt (less income taxes of $0.9 million)	875	—	—

Net income	$19,006	$161,040	$278,544

Basic earnings per share:
Income before extraordinary gain	$0.54	$4.59	$6.26
Extraordinary gain, net	0.02	—	—

Basic earnings per share	$0.56	$4.59	$6.26

Diluted earnings per share:
Income before extraordinary gain	$0.53	$4.58	$6.23
Extraordinary gain, net	0.02	—	—

Diluted earnings per share	$0.55	$4.58	$6.23

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common	Unearned	Paid-in	Comprehensive	Retained	Treasury
	Stock	Compensation	Capital	Income (Loss)	Earnings	Stock	Total

	(Amounts in thousands)
Balances at December 31, 1998	$464	$—	$1,624,619	$7,359	$649,608	$(43,954)	$2,238,096

Comprehensive income:
Net income	—	—	—	—	278,544	—	278,544
Other comprehensive loss, net of tax:
Unrealized losses on securities, net of reclassification adjustment	—	—	—	(31,755)	—	—	(31,755)

Comprehensive income	—	—	—	(31,755)	278,544	—	246,789

Capital stock activity:
Employee benefit plans	4	—	29,803	—	—	—	29,807
Purchase of treasury stock	—	—	—	—	—	(480,036)	(480,036)
Common stock reclassification payments to UniHealth Foundation and others	—	—	(61,880)	—	—	—	(61,880)
Tax benefit associated with exercise of stock options	—	—	4,943	—	—	—	4,943

Balances at December 31, 1999	468	—	1,597,485	(24,396)	928,152	(523,990)	1,977,719

Comprehensive income:
Net income	—	—	—	—	161,040	—	161,040
Other comprehensive gain, net of tax:
Unrealized gains on securities, net of reclassification adjustment	—	—	—	21,421	—	—	21,421

Comprehensive income	—	—	—	21,421	161,040	—	182,461

Capital stock activity:
Employee benefit plans	2	—	8,538	—	—	251	8,791
Purchase of treasury stock	—	—	—	—	—	(173,332)	(173,332)
Contribution for minority interest in consolidated subsidiary	—	—	6,120	—	—	—	6,120
Tax benefit associated with exercise of stock options	—	—	1,801	—	—	—	1,801

Balances at December 31, 2000	470	—	1,613,944	(2,975)	1,089,192	(697,071)	2,003,560

Comprehensive income:
Net income	—	—	—	—	19,006	—	19,006
Other comprehensive gain, net of tax:
Unrealized gains on securities, net of reclassification adjustment	—	—	—	4,926	—	—	4,926

Comprehensive income	—	—	—	4,926	19,006	—	23,932

Capital stock activity:
Employee benefit plans	3	(1,153)	4,360	—	—	—	3,210
Reissue of treasury stock	—	—	(28,621)	—	—	38,821	10,200
Purchase of remaining minority interest in consolidated subsidiary	—	—	(7,138)	—	—	—	(7,138)
Tax benefit associated with exercise of stock options	—	—	21	—	—	—	21

Balances at December 31, 2001	$473	$(1,153)	$1,582,566	$1,951	$1,108,198	$(658,250)	$2,033,785

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2001	2000	1999

	(Amounts in thousands)
Operating activities:
Net income	$19,006	$161,040	$278,544
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Amortization of goodwill and intangible assets	82,896	83,217	75,957
Depreciation and amortization	65,808	47,346	42,140
Impairment, disposition, restructuring and other charges (credits)	61,157	11,730	(2,233)
Provision for doubtful accounts	22,070	37,598	(8,687)
Loss on disposal of property, plant and equipment and other	6,053	7,664	9,283
Deferred income taxes	(3,966)	6,107	26,668
Unearned compensation amortization	3,632	—	—
Gain on early retirement of debt	(1,800)	—	—
Tax benefit realized for stock option exercises	21	1,801	4,943
Office of Personnel Management credits	—	(2,964)	—
Minority interest in consolidated subsidiary	—	(637)	—
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Receivables, net	16,070	(122,194)	(22,010)
Prepaid expenses and other assets	15,397	4,870	(31,805)
Medical claims and benefits payable	(174,900)	371,584	158,655
Accounts payable, accrued liabilities and accrued compensation and employee benefits	(25,216)	(2,079)	(17,713)
Unearned premium revenue	(47,305)	26,153	55,956

Net cash flows provided by operating activities	38,923	631,236	569,698

Investing activities:
(Purchase) sale of marketable securities, net	(190,401)	177,598	(175,368)
Purchase of property, plant and equipment	(77,301)	(105,256)	(66,211)
Proceeds from the sale of property, plant and equipment	25,139	3,596	15,765
Purchase of marketable securities-restricted	(17,765)	(7,660)	(3,811)
Net cash (paid for) acquired from acquisitions	(500)	4,098	(21,234)

Net cash flows (used in) provided by investing activities	(260,828)	72,376	(250,859)

Financing activities:
Principal payments on long-term debt	(30,284)	(400,200)	(75,093)
Credit facility amendment fees and expenses	(12,949)	—	—
Purchase of minority interest in consolidated subsidiary	(8,821)	—	—
Proceeds from issuance of common and treasury stock	83	2,466	22,598
Proceeds from borrowings of long-term debt	—	261,917	400,000
Common stock repurchases	—	(173,332)	(480,036)
Cash received from minority stockholders	—	8,108	—
Common stock reclassification payments to UniHealth Foundation	—	—	(61,880)

Net cash flows used in financing activities	(51,971)	(301,041)	(194,411)

Net (decrease) increase in cash and equivalents	(273,876)	402,571	124,428
Beginning cash and equivalents	1,251,635	849,064	724,636

Ending cash and equivalents	$977,759	$1,251,635	$849,064

See accompanying notes.
Table continued on next page

PACIFICARE HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2001	2000	1999

	(Amounts in thousands)
Supplemental cash flow information:
Cash paid during the year for:
Income taxes, net of refunds	$7,328	$115,092	$209,754
Interest	$73,140	$71,034	$35,621
Supplemental schedule of noncash investing and financing activities:
Stock-based compensation	$(506)	$6,325	$7,209
Treasury stock reissued in exchange for retirement of long-term debt:
Treasury stock	$38,821	$—	$—
Additional paid-in capital	(28,621)	—	—
Long-term debt retired	(12,000)	—	—

Extraordinary gain on early retirement of debt	$(1,800)	$—	$—

Details of accumulated other comprehensive income (loss):
Change in marketable securities	$7,939	$34,935	$(51,727)
Less change in deferred income taxes	(3,013)	(13,514)	19,972

Change in stockholders’ equity	$4,926	$21,421	$(31,755)

Details of assets sold:
Net book value of assets sold	$(42,000)	$—	$—
Less cash received	25,000	—	—

Note receivable from sale of assets	$(17,000)	$—	$—

Details of businesses acquired in purchase transactions:
Fair value of assets acquired	$3,245	$263,936	$21,234
Less liabilities assumed or created	(2,745)	(134,243)	—

Cash paid for fair value of assets acquired	500	129,693	21,234
Cash acquired in acquisitions	—	(133,791)	—

Net cash paid for (acquired in) acquisitions	$500	$(4,098)	$21,234

See accompanying notes.
Table continued on next page

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

Organization and Operations. PacifiCare Health Systems, Inc. owns and operates managed care organizations that arrange health care services principally for a predetermined, prepaid periodic fee to enrolled subscriber groups through independent health care organizations under contract. Our commercial plans and Medicare program are designed to deliver quality health care and customer service to members at cost-effective prices. We also offer a variety of specialty managed care products and services that employees can purchase as a supplement to our basic commercial plans or as stand-alone products. These products include pharmacy benefit management, behavioral health services, life and health insurance and dental and vision services.

Consolidation. The accompanying consolidated financial statements include the accounts of the parent company and all significant subsidiaries that are more than 50% owned and controlled. All significant intercompany transactions and balances were eliminated in consolidation.

Segment Information. We present segment information externally the same way management uses financial data internally to make operating decisions and assess performance. Because we sell health care packages in the form of bundled managed care and supplemental managed care products to members of all ages, we have one reportable operating segment. These managed care members generally fall within two product lines. Revenues from non-Medicare members, generally employees or early retirees of businesses, are reported in the commercial product line. Revenues from our Medicare customers are reported in the Medicare product line. Our single largest customer is the federal government. Sources of federal government revenues include revenues from Medicare beneficiaries and from federal employees covered by the Federal Employee Health Benefits Program, or FEHBP, who are included in our commercial product line. Federal government revenues were $7.1 billion in 2001, $6.7 billion in 2000 and $6.2 billion in 1999.

Use of Estimates. In preparing the consolidated financial statements, we must use some estimates and assumptions that may affect reported amounts and disclosures. We use estimates most often when accounting for:

•	Allowances for doubtful premiums and accounts receivable;

•	Provider receivables and reserves;

•	Internally developed software;

•	Medical claims and benefits payable;

•	Professional and general liability;

•	Reserves relating to the United States Office of Personnel Management, or OPM; and

•	Certain other reserves.

We are also subject to risks and uncertainties that may cause actual results to differ from estimated results, such as changes in the health care environment, competition and legislation.

Reclassifications. We reclassified certain prior year amounts in the accompanying consolidated financial statements to conform to the 2001 presentation.

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

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Concentrations of Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of investments in marketable securities and commercial premium receivables. Our short-term investments in marketable securities are managed by professional investment managers within guidelines established by our board of directors that, as a matter of policy, limit the amounts that may be invested in any one issuer. Concentrations of credit risk with respect to commercial premium receivables are limited due to the large number of employer groups comprising our customer base. We had no significant concentrations of credit risk at December 31, 2001.

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

Goodwill and Intangible Assets. When we acquire a business, we allocate the excess of the purchase price over the fair value of the net assets acquired to goodwill and identifiable intangible assets. Identifiable intangible assets can include employer group contracts, Medicare contracts, physician and hospital networks and assembled work force. During 2001 and 2000, we amortized goodwill and intangible assets evenly over periods ranging from three to 40 years. Accumulated amortization totaled $401 million at December 31, 2001 and $318 million at December 31, 2000.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. We began applying the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. Excluding any impairment charges, we expect application of the goodwill nonamortization provisions of SFAS No. 142 to result in an increase in net income of approximately $56 million in 2002.

We are currently evaluating the first of the required goodwill impairment tests as of January 1, 2002. The tests for measuring goodwill impairment under SFAS No. 142 are more stringent than the existing tests required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under SFAS No. 121, we applied an undiscounted cash flow model when assessing the possible impairment of our reporting units, which did not result in the recognition of goodwill impairment in 2001. Under SFAS No. 142, we will be required to use fair value methodology when assessing the possible impairment of our reporting units, which will likely result in impairment charges.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We will record such impairment charges as the cumulative effect of a change in accounting principle as of January 1, 2002.

Long-Lived Assets.

Property, Plant and Equipment. We record property, plant and equipment at cost. We capitalize replacements and major improvements. We also capitalize certain internal and external costs associated with the purchase or development of internal-use software. We charge repairs and maintenance to expense as incurred. We eliminate the costs and related accumulated depreciation when we sell property, plant and equipment, and any resulting gains or losses are included in net income. We depreciate property, plant and equipment, including assets under capital leases, evenly over the assets’ useful lives ranging from three to 25 years. We amortize leasehold improvements evenly over the shorter of the lease term or five years. We amortize software costs evenly over estimated useful lives ranging from three to five years. Accumulated depreciation and amortization on property, plant and equipment totaled $164 million at December 31, 2001 and $166 million at December 31, 2000.

Long-lived Asset Impairment. We review long-lived assets, including identified intangible assets, for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. We consider assets to be impaired and write them down to fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is the present value of the expected associated cash flows.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 statement retained many of the fundamental impairment recognition and measurement criteria of SFAS No. 121, including recognizing impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In addition, SFAS No. 144 removed goodwill from its scope and modified the criteria required to classify an asset as held-for-sale. The statement is effective for our consolidated financial statements beginning January 1, 2002. We believe that the adoption of this statement will not have a material impact on our consolidated financial position or results of operations.

Minority Interest. In June 2000, PacifiCare and Compaq Computer Corporation, or Compaq, agreed to jointly invest in a newly formed Internet company for seniors called SeniorCo, Inc. PacifiCare had majority ownership with approximately 80% of the outstanding voting shares at December 31, 2000. The 2000 operating results of this entity were included in our consolidated financial statements from the date of its formation, partially offset by the portion of operating results allocated to minority stockholders, primarily Compaq. In the first quarter of 2001, we purchased all outstanding stock of SeniorCo, Inc. from minority stockholders, for $9 million. Of this amount, $6 million was paid to Compaq, as a return on their original investment of $8 million. No operating results were allocated to minority stockholders in 2001.

Premiums and Revenue Recognition. We report prepaid health care premiums received from our health maintenance organizations’, or HMOs’, enrolled groups as revenue in the month that enrollees are entitled to receive health care. We record premiums received in advance as unearned premium revenue. Funds received under the federal Medicare program accounted for approximately 59% in 2001, 57% in 2000 and 60% in 1999 as a percentage of total premiums.

Health Care Services. Our HMOs arrange for comprehensive health care services to their members through capitation or risk-based arrangements. Capitation is a fixed monthly payment made without regard to the frequency, extent or nature of the health care services actually furnished. We provide benefits to enrolled members generally through our contractual relationships with physician groups and hospitals. Our

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contracted physicians and hospitals may, in turn, contract with specialists or referral physicians and hospitals for specific services and are responsible for any related payments to those referral physicians and hospitals. Risk-based arrangements include shared-risk and fee-for-service contracts. Under the shared-risk contracts, we share the risk of health care costs with parties not covered by our capitation arrangements. Under fee-for-service contracts, we contract with certain hospitals and ancillary providers, as well as some individual physicians or physician organizations, to provide services to our members based on modified discounted fee schedules for the services provided. Expenses related to these programs that are based in part on estimates are recorded in the period in which the related services are dispensed. The cost of health care provided is accrued in the period it is dispensed to the enrolled members, based in part on estimates for hospital services and other health care costs that have been incurred but not yet reported. Management develops these estimates using actuarial methods based upon historical data for payment patterns, cost trends, product mix, seasonality, utilization of health care services and other relevant factors. We have also recorded reserves, based in part on estimates, to indemnify our members against potential claims made by specialists or other providers whose fees should have been paid by the insolvent medical groups. See Note 10, “Contingencies.” Our HMOs have stop-loss insurance to cover unusually high costs of care when incurred beyond a predetermined annual amount per enrollee.

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

Stock-Based Compensation. We use Accounting Principles Board Opinion, or APB, No. 25 to account for our employee stock-based compensation plans. Because we typically set the exercise price of options granted at our stock’s market price on the grant date, there is no associated compensation expense.

Taxes Based on Premiums. Certain states in which we do business require the payment of excise, per capita or premium taxes based on a specified rate for enrolled members or a percentage of billed premiums. Such taxes may be levied instead of state income tax. These taxes are recorded in selling, general and administrative expenses, and totaled $26 million in 2001, $30 million in 2000 and $15 million in 1999.

Income Taxes. We recognize deferred income tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities. We measure deferred tax assets and liabilities by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. See Note 7, “Income Taxes.”

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings per Share. We calculated the denominators for the computation of basic and diluted earnings per share as follows:

	2001	2000	1999

	(Amounts in thousands)
Shares outstanding at the beginning of the period	33,454	37,252	45,616
Weighted average number of shares issued (acquired):
Treasury stock reissued (acquired), net	321	(2,274)	(1,387)
Stock options exercised	—	94	277

Denominator for basic earnings per share	33,775	35,072	44,506
Employee stock options and other dilutive potential common shares(1)	254	95	211

Denominator for diluted earnings per share	34,029	35,167	44,717

(1)	Certain options to purchase common stock were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock for the periods presented. For the year ended December 31, 2001, these weighted options outstanding totaled 6.1 million shares, with exercise prices ranging from $24.69 to $114.00 per share. For the years ended December 31, 2000 and 1999, these weighted options outstanding totaled 8.0 million shares and 6.3 million shares respectively, with exercise prices ranging from $44.19 to $114.00 per share.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Marketable Securities

The following table summarizes marketable securities as of the dates indicated:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(Amounts in thousands)
Marketable securities:
U.S. government and agency	$355,234	$2,157	$(1,739)	$355,652
State, municipal and state and local agency	288,581	2,415	(1,173)	289,823
Corporate debt and other securities	415,891	5,034	(4,047)	416,878

Total marketable securities	1,059,706	9,606	(6,959)	1,062,353

Marketable securities-restricted:
U.S. government and agency	60,402	1,290	(25)	61,667
State, municipal and state and local agency	33,298	391	(83)	33,606
Corporate debt and other securities	18,467	710	—	19,177

Total marketable securities-restricted	112,167	2,391	(108)	114,450

Balance at December 31, 2001	$1,171,873	$11,997	$(7,067)	$1,176,803

Marketable securities:
U.S. government and agency	$44,999	$403	$(582)	$44,820
State, municipal and state and local agency	323,205	2,796	(1,351)	324,650
Corporate debt and other securities	500,711	2,361	(8,529)	494,543

Total marketable securities	868,915	5,560	(10,462)	864,013

Marketable securities-restricted:
U.S. government and agency	45,885	444	(24)	46,305
State, municipal and state and local agency	13,060	168	(55)	13,173
Corporate debt and other securities	35,457	347	(89)	35,715

Total marketable securities-restricted	94,402	959	(168)	95,193

Balance at December 31, 2000	$963,317	$6,519	$(10,630)	$959,206

As of December 31, 2001 the contractual maturities of our marketable securities were as follows:

			Marketable Securities —
	Marketable Securities		Restricted

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Amounts in thousands)
Due in one year or less	$100,216	$99,001	$35,415	$35,968
Due after one year through five years	321,778	325,886	46,806	48,023
Due after five years through ten years	346,036	345,668	24,129	24,654
Due after ten years	291,676	291,798	5,817	5,805

	$1,059,706	$1,062,353	$112,167	$114,450

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Proceeds from sales and maturities of marketable securities were $8.8 billion in 2001, $7.1 billion in 2000 and $6.9 billion in 1999. Gross realized gains and gross realized losses are included in net investment income under the specific identification method.

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

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Washington were not material to our consolidated results of operations, these transactions were not included in the pro forma information below.

	Year Ended December 31,

	2000	1999

	(Amounts in thousands,
	except per share data)
Total operating revenue	$11,633,520	$10,822,513
Income before income taxes	$280,460	$403,417
Net income	$156,434	$231,135
Basic earnings per share	$4.46	$5.19
Diluted earnings per share	$4.45	$5.17

5.     Long-Term Debt and Other Commitments

Our contractual cash obligations as of December 31, 2001, including long-term debt and other commitments, were as follows:

	Payments Due by Period

	Total	2002	2003	2004	2005	2006	Thereafter

	(Amounts in millions)
Long-term debt:
Senior credit facility	$705	$—	$705	$—	$—	$—	$—
Senior notes	88	—	88	—	—	—	—
Other	1	—	—	—	—	—	1
Other commitments:
Information technology outsourcing contracts(1)	1,261	139	158	150	140	123	551
Operating leases	191	48	33	29	23	19	39

Total contractual cash obligations	$2,246	$187	$984	$179	$163	$142	$591

(1)	The Keane, Inc. contract was executed January 11, 2002, but is included in the table. See further discussion below, under “Information Technology Outsourcing Contracts.”

Long-Term Debt. In August 2001, we executed an amendment to our existing senior credit facility with our lenders to extend its maturity date. The amended and restated credit facility matures on January 2, 2003, and provides for a $650 million term loan and a $150 million revolving line of credit. The interest rates per annum applicable to amounts outstanding under the term loan and revolving line of credit are, at our option, either the administrative agent’s publicly announced “prime rate” (or, if greater, the Federal Funds Rate plus 0.5%) plus a margin of 2.5% per annum, or the rate of Eurodollar borrowings for the applicable interest period plus a margin of 3.5% per annum. These margins will increase by 1% per annum if we do not permanently pay down the term loan by at least $250 million by March 31, 2002. Based on our outstanding balance under the credit facility at December 31, 2001, our average overall interest rate, excluding the facility fee, was 5.7% per annum. In connection with the extension of the senior credit facility, we paid approximately $12 million in amendment fees and expenses that are being amortized over the remaining life of the senior credit facility.

As of December 31, 2001, there was $705 million outstanding under the credit facility, including the $650 million term loan and $55 million under the revolving line of credit. Included in the amount outstanding under the revolving line of credit are letters of credit equal to $29 million. This leaves

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$66 million available to us for additional borrowing under the revolving line of credit. On January 2, 2002, we paid and permanently retired $25 million of the outstanding balance on our term loan with proceeds we received from computer equipment sold to International Business Machines Corporation, or IBM. See “Information Technology Outsourcing Contracts,” below.

The terms of the senior credit facility contain various covenants usual for financings of this type, including a minimum net worth requirement, a minimum fixed-charge coverage requirement, a minimum leverage ratio and a minimum liquidity requirement. At December 31, 2001, we were in compliance with all such covenants. On January 23, 2002 we negotiated an amendment to our senior credit facility to exclude our fourth quarter restructuring charge from all provisions of the credit facility.

In connection with the extension of the maturity of the senior credit facility, our unregulated subsidiaries provide guarantees and have granted security interests to the lenders in all of their personal property.

We also have $88 million in senior notes outstanding that we assumed when we acquired FHP in 1997. These notes mature on September 15, 2003, and bear interest at 7% payable semiannually. In September 2001, we retired $12 million of the FHP senior notes by exchanging approximately 0.8 million shares of common stock for those notes. We reissued treasury stock to provide the common stock used in the exchange. The note retirements resulted in a pretax extraordinary gain of $2 million ($0.9 million or $0.02 diluted earnings per share, net of tax), and a net equity increase of $10 million. The FHP notes share in the collateral securing our amended and restated credit facility.

Information Technology Outsourcing Contracts. In December 2001, we entered into a 10-year contract to outsource our information technology, or IT, operations to IBM. Under the contract, IBM is the coordinator of our IT outsourcing arrangement, and will provide IT services and day-to-day management of our IT infrastructure, including data center operations, support services and information distribution. In January 2002, we entered into a 10-year contract to outsource our IT software applications maintenance and enhancement services to Keane, Inc., or Keane. In connection with these outsourcing agreements, we transitioned approximately 650 employee positions to IBM and Keane. The cash obligations in the table above include base fees only. The contracts also provide for variable fees, based on services provided above certain contractual baselines. Additionally, in the event of contract termination, we would be responsible to pay termination fees to IBM and Keane. These termination fees decline as each successive year of the contract term is completed.

In connection with the IBM outsourcing contract, we sold IBM computer equipment with a net book value of $42 million. The consideration we received from IBM for the sale included $25 million in cash, and a note receivable for the $17 million balance. We will collect the note receivable, which bears interest at approximately 7%, in the form of credits against our future base fee payments from 2002 through 2005.

Operating Leases. We lease office space and equipment under various non-cancelable operating leases. Rent expense totaled $57 million in 2001, $62 million in 2000 and $55 million in 1999.

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

Restricted Stock Awards. In the first quarter of 2001, as part of an employee recognition and retention program, we granted 84,000 shares of our restricted common stock to certain employees in exchange for

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the cancellation of outstanding stock options to acquire approximately 1.5 million shares of our common stock with exercise prices per share of $53.00 or more. Approximately 1,593,000 stock options were cancelled in the exchange. An additional 90,000 shares of restricted common stock were granted to others who did not participate in the option exchange. Restrictions on the 84,000 shares expired on December 10, 2001 for holders who remained employees of PacifiCare on that date. Approximately 3,200 restricted shares were forfeited for the year ended December 31, 2001. Restrictions on the 90,000 shares will expire, and related charges are being amortized as earned over the vesting period, not exceeding four years. All shares of restricted stock were issued from our 1996 Officer and Key Employee Stock Option Plan, as amended. For employees, the amount of unearned compensation recorded is based on the market value of the shares on the date of issuance and is included as a separate component of stockholders’ equity. For non-employees, the amount of unearned compensation is based on the fair value of the shares at each reporting period until the shares are vested. Unearned compensation totaled $1 million as of December 31, 2001. Related expenses (charged to selling, general and administrative expenses) were $3 million for the year ended December 31, 2001.

Acqua Wellington Arrangement. In December 2001, we entered into an arrangement with Acqua Wellington North American Equities Fund Ltd., or Acqua Wellington, an institutional investor, for the purchase by Acqua Wellington of up to 6.9 million shares or $150 million in our common stock. We have the ability to call the equity commitment for an 18-month period beginning December 26, 2001, the effective date of our registration statement relating to the equity commitment, at a price per share equal to the daily volume weighted average price of our common stock on each of the 18 consecutive trading days in a draw down period that the weighted average price is above the threshold price we determine for the applicable draw down, less a discount ranging from 3.2% to 4.7% that is based on the threshold price. We have the sole discretion to present up to 15 draw down notices to Acqua Wellington. Each draw down notice sets the threshold price and the dollar value of shares Acqua Wellington may be obligated to purchase during a draw down period. The threshold price we choose cannot be less than $11.00 per share. The threshold price we select determines the maximum dollar value of shares and the discount to the market priced based upon a predetermined schedule. As funds are drawn, proceeds will be used to reduce our outstanding bank term debt. No draws have been made under the arrangement.

Treasury Stock. As of December 31, 2001, we held approximately 13 million treasury shares totaling $658 million. These shares were purchased pursuant to an October 1999 repurchase program that allowed us to repurchase up to 12 million shares of common stock including shares purchased from UniHealth Foundation and prior repurchase programs. In September 2001, we reissued 0.8 million shares of treasury stock for the early retirement of debt. See Note 5, “Long-Term Debt and Other Commitments.” We have reissued, and will continue to reissue these shares for our employee benefit plans or for other corporate purposes.

UniHealth Foundation Stock Purchase Agreement. In May 1999, we entered into a stock purchase agreement with UniHealth Foundation, then our largest stockholder, to repurchase up to 5.9 million shares of our common stock held by UniHealth Foundation. During 2000, we purchased 1.5 million shares for a total of $57 million under this agreement. In June 2001, we terminated our stock purchase agreement and agreed to extend the shelf registration for sale of our common stock held by UniHealth Foundation until June 2002.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  Income Taxes

The tax effects of the major items recorded as deferred tax assets and liabilities were as follows:

	2001	2000

	(Amounts in thousands)
Current deferred tax assets (liabilities):
Accrued expenses	$65,329	$82,844
Medical claims and benefits payable	29,919	45,612
Restructuring	15,420	—
Accrued compensation	15,190	20,168
Provider receivables	6,681	(8,264)
Prepaid expenses	(6,309)	(6,171)
State franchise taxes	2,818	4,497
Unrealized (gains) losses on marketable securities	(1,085)	1,927
Pharmacy rebates	—	(2,257)
Other	4,196	1,356

	$132,159	$139,712

Non-current deferred tax (liabilities) assets:
Identifiable intangibles	$(100,538)	$(106,905)
Goodwill amortization	(24,131)	(15,281)
Depreciation and software amortization	(12,458)	(26,908)
Other	—	3,461

	$(137,127)	$(145,633)

The provision for income taxes consisted of the following:

	2001	2000	1999

	(Amounts in thousands)
Current:
Federal	$34,286	$106,529	$156,958
State	8,051	14,410	19,739

Total current	42,337	120,939	176,697

Deferred:
Federal	959	6,507	19,973
State	(4,925)	(400)	6,695

Total deferred	(3,966)	6,107	26,668

Provision for income taxes	$38,371	$127,046	$203,365

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliations of the U.S. statutory income tax rate to our effective tax rate were as follows:

	2001	2000	1999

Computed expected provision	35.0%	35.0%	35.0%
Amortization of intangibles	32.3	6.4	3.8
Tax-exempt interest	(8.6)	(2.1)	(1.3)
State taxes, net of federal benefit	3.6	3.2	3.6
Nondeductible expenses	3.2	0.2	—
Impairment of non-deductible goodwill	—	—	0.8
Other, net	2.4	1.4	0.3

Provision for income taxes	67.9%	44.1%	42.2%

8.     Employee Benefit Plans

Savings and profit-sharing plans. Most of our employees may participate in our savings and profit-sharing plan. Features of the plan in 2001 were as follows:

•	Participants could defer up to 15% of annual compensation;

•	We matched one-half of the deferral, up to 3% of annual compensation per employee; and

•	We automatically contributed 3% of annual compensation per employee.

The plan authorizes us to contribute a discretionary amount to each employee’s account, generally based on a percentage of pretax income. We did not contribute a discretionary amount in 2001 or 2000, but did in 1999. Charges to income for the plan were $19 million in 2001, $19 million in 2000 and $28 million in 1999.

Employee Stock Purchase Plan. In September 2001, our board of directors adopted a non-compensatory employee stock purchase plan, or ESPP. Subject to stockholder approval in June 2002, the ESPP provides that up to 1,100,000 shares of our common stock can be sold to our employees. Employees who elect to participate in the ESPP may have from 1% to 15% of their after-tax earnings withheld and applied to the purchase of these shares. The purchase price under the ESPP is 85% of the lower of the market price of our common stock on the offering date (generally the first day of each offering period, except for the first offering period where the offering date will occur upon stockholder approval), or on the purchase date. Each offering period is two years, and there are four purchase dates within each offering period. Purchase dates are the last day of each six-month purchase period within the offering period. Our first offering period commenced February 1, 2002 and will end on January 31, 2004. Approximately 1,000 employees elected to participate in the first offering period.

Stock Incentive Plans.

Employee Plans. As of December 31, 2001, under the 2000 and 1996 Employee Plans, we could grant officers and employees the following stock incentives:

•	Options to purchase shares of common stock at no less than 100% of the market price on the date the options are granted;

•	Shares of vested or unvested common stock; and

•	Stock appreciation rights.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock options typically vest over four years in equal increments, and expire 10 years after the grant date. In late 2001, we granted approximately two million options that vest over two years. Awards under the Employee Plans are generally subject to continuous employment. As of December 31, 2001, approximately 2.6 million shares were available for awards under the Employee Plans.

Premium Plan. In 1997 and 1998, we granted certain executives options to purchase 2.6 million shares of our common stock under the Premium Plan. One-half of these options vested in 1999 when the closing market price of our common stock reached $92.50. As of December 31, 2001, 0.8 million of the vested premium options were outstanding and will expire in 2007. The balance of the premium options, totaling 0.3 million outstanding as of December 31, 2001, vest if the closing market price of our common stock reaches $114.00 prior to October 6, 2002. If these options vest, they will expire in 2007. If they do not vest, they will expire on October 6, 2002. There are no shares available for future awards under the Premium Plan. We recorded compensation expense totaling $1 million when the options vested in 1999, according to variable-plan accounting.

Director Plans. As of December 31, 2001 under the 2000 and 1996 Director Plans, we could grant non-employee directors the following stock incentives:

•	Options to purchase 5,000 shares of common stock annually to members of the board on June 30, at no less than 100% of the market price on the date the options are granted;

•	Options to purchase 10,000 shares of common stock annually to the Chairman of the Board on June 30, at no less than 100% of the market price on the date the options are granted;

•	Options to purchase 25,000 shares of common stock awarded when new members are elected or appointed to the board of directors;

•	Options to purchase shares of common stock on a discretionary basis;

•	Options to purchase shares of common stock in lieu of cash payment of 50% of directors’ annual retainer; and

•	Stock units issued as a deferral of 50% of directors’ annual retainer.

Stock options granted under the Director Plans vest immediately on the grant date, but once the options are exercised, the associated common stock may not be sold within six months after the grant date. As of December 31, 2001, approximately 0.2 million shares were available for awards under the Director Plans.

Our stock incentive plans provide for accelerated exercisability of plan awards if certain events relating to a change of control, merger, sale of assets or liquidation of PacifiCare were to occur.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nonqualified stock option activity for all plans was as follows:

		Weighted Average	Options	Weighted Average
	Options	Exercise Price	Exercisable	Exercise Price

Outstanding at December 31, 1998	6,316,858	$80.38	1,532,079	$55.61
Granted at market price	2,422,098	$58.96	—	$—
Exercised	(395,031)	$54.88	—	$—
Canceled	(602,285)	$87.76	—	$—

Outstanding at December 31, 1999	7,741,640	$74.41	2,981,611	$72.89
Granted at market price	3,026,498	$46.72	—	$—
Exercised	(143,913)	$14.89	—	$—
Canceled	(1,709,637)	$74.86	—	$—

Outstanding at December 31, 2000	8,914,588	$65.88	3,807,478	$72.55
Granted at market price	2,762,162	$17.77	—	$—
Exercised	(4,800)	$17.25	—	$—
Canceled	(3,679,599)	$72.16	—	$—

Outstanding at December 31, 2001	7,992,351	$46.40	3,597,517	$63.82

The following is a summary of information about options outstanding and options exercisable at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of Exercise Prices	Outstanding	Life(1)	Exercise Price	Exercisable	Exercise Price

$10.06 - $ 15.40	1,182,560	9	$12.92	202,865	$12.29
$16.02 - $ 25.56	2,145,852	10	$17.92	148,252	$21.11
$30.91 - $ 46.03	936,931	7	$43.42	645,672	$43.07
$50.25 - $ 75.38	2,387,551	7	$62.69	1,542,849	$65.52
$79.50 - $114.00	1,339,457	6	$94.58	1,057,879	$89.89

	7,992,351			3,597,517

(1)	Weighted average contractual life remaining in years.

Pro Forma Stock Option Disclosure. We used the Black-Scholes option pricing model to calculate the fair value of grants in the years presented below. We applied the following assumptions to determine pro forma compensation expense:

	2001	2000	1999

Expected dividend yield	0%	0%	0%
Risk-free interest rate	3%	6%	5%
Expected stock price volatility	110%	64%	52%
Expected term until exercise (years)	2	2	2
Weighted average fair value of options on grant date:
Granted at market prices	$12.59	$27.86	$27.15

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We generally do not record compensation expense for stock option grants to employees since we use APB No. 25. The following table summarizes results as if we had recorded compensation expense using a Black-Scholes model for 2001, 2000 and 1999:

	2001	2000	1999

Net income:
As reported	$19,006	$161,040	$278,544
Pro forma	$12,579	$135,098	$246,113
Basic earnings per share:
As reported	$0.56	$4.59	$6.26
Pro forma	$0.37	$3.85	$5.53
Diluted earnings per share:
As reported	$0.55	$4.58	$6.23
Pro forma	$0.37	$3.84	$5.50

These figures reflect only the impact of grants since October 1, 1995, and reflect only part of the possible compensation expense that we amortize over the vesting period of the grants (generally up to four years). Therefore, the effect on net income and earnings per share may differ in future years from the amounts shown above.

9.	Impairment, Disposition, Restructuring, Office of Personnel Management and Other Charges (Credits)

We recognized net pretax charges (credits) in 2001, 2000 and 1999 as follows:

		Pretax		Diluted Loss
	Quarter	Charges	Net-of-Tax	(Earnings)
	Recognized	(Credits)	Amount	per Share

	(Amounts in millions, except per share data)
2001
Gain from contract termination agreement	First	$(1.2)	$(0.6)	$(0.02)
Restructuring change in estimate	First	0.3	0.1	—

Total impairment, disposition, restructuring and other charges	Total First	(0.9)	(0.5)	(0.02)

Restructuring change in estimate	Second	(0.3)	(0.1)	—

Total impairment, disposition, restructuring and other charges	Total Second	(0.3)	(0.1)	—

Debt offering costs	Third	3.1	1.5	0.04
Restructuring change in estimate	Third	(0.2)	(0.1)	—

Total impairment, disposition, restructuring and other charges	Total Third	2.9	1.4	0.04

Restructuring charge	Fourth	59.9	38.5	1.12
Restructuring change in estimate	Fourth	(0.5)	(0.2)	(0.01)

Total impairment, disposition, restructuring and other charges	Total Fourth	59.4	38.3	1.11

Total net 2001 impairment, disposition, restructuring, OPM and other charges		$61.1	$39.1	$1.13

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Pretax		Diluted Loss
	Quarter	Charges	Net-of-Tax	(Earnings)
	Recognized	(Credits)	Amount	per Share

	(Amounts in millions, except per share data)
2000
Restructuring charge	First	$9.0	$5.2	$0.14
Other changes in estimates	First	(3.4)	(2.0)	(0.05)
OPM credits	First	(3.0)	(1.7)	(0.05)

Total impairment, disposition, restructuring, OPM and other charges	Total First	2.6	1.5	0.04

Loss on disposition of Ohio HMO	Second	3.8	2.2	0.06
Restructuring change in estimate	Second	(1.0)	(0.6)	(0.01)

Total impairment, disposition, restructuring and other charges	Total Second	2.8	1.6	0.05

Gain from license termination agreement	Third	(6.9)	(3.8)	(0.11)
Loss on disposition of Ohio HMO	Third	0.5	0.2	0.01
Restructuring change in estimate	Third	(0.4)	(0.2)	(0.01)

Total impairment, disposition, restructuring and other credits	Total Third	(6.8)	(3.8)	(0.11)

Restructuring charge	Fourth	15.2	8.5	0.25
Gain from contract termination agreement	Fourth	(4.4)	(2.5)	(0.07)
Restructuring change in estimate	Fourth	(0.6)	(0.3)	(0.01)

Total impairment, disposition, restructuring and other charges	Total Fourth	10.2	5.7	0.17

Total net 2000 impairment, disposition, restructuring, OPM and other charges		$8.8	$5.0	$0.15

1999
Ohio HMO goodwill impairment	Third	$14.1	$11.3	$0.25
Utah HMO disposition changes in estimates	Third	(10.7)	(6.3)	(0.14)
Other disposition changes in estimates	Third	(5.6)	(3.3)	(0.07)

Total net 1999 impairment, disposition, restructuring and other charges (credits)		$(2.2)	$1.7	$0.04

2001. We recognized net pretax charges of $61 million as described below.

•	Gain from Contract Termination Agreement. During the first quarter of 2001, we recognized credits of $1 million for a gain from a contract termination agreement.

•	Debt Offering Costs. During the third quarter of 2001, we recognized charges of $3 million for expenses related to our efforts to obtain senior note financing, which we abandoned during the third quarter of 2001.

•	Restructuring Charges. In December 2001, we announced a reorganization to enhance our focus on commercial business growth and to improve our operational efficiency. In connection with this reorganization, we recognized a restructuring charge of $60 million in the fourth quarter of 2001. Of the $60 million charge, approximately $34 million represents a liability for cash payments, of which

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$0.6 million was paid during the fourth quarter and the remainder will be paid during 2002. Approximately $20 million of this restructuring charge was for severance and related employee benefits for employees whose positions will be eliminated by December 2002. More than half of the reductions were related to consolidation and standardization of company operations. We terminated approximately 1,340 employees, of which 190 have left the company as of December 31, 2001. During the quarter ended December 31, 2001, we paid approximately $0.6 million to terminated employees.

The restructuring charge also included approximately $27 million related to our outsourcing of IT production. The charge primarily included abandoned software development projects and lease terminations. The remaining restructuring charge, or $13 million, related to lease terminations for excess office space related to the consolidation of our operations.

During 2002, we expect net annual selling, general and administrative salary savings from our December 2001 restructuring of approximately $66 million (unaudited) as a result of our consolidation and standardization of operations. These savings will be reinvested in planned selling, general and administrative expenses, including an advertising campaign, new technology initiatives, increased expense to market Prescription Solutions, our pharmacy benefit management, or PBM, company to unaffiliated members and plan sponsors and expense to expand our electronic prescription capabilities.

2000. We recognized net pretax charges of $9 million as described below.

•	Gain from contract termination agreement. In the fourth quarter, we recognized other credits of $4 million for a gain from a contract termination agreement.

•	Gain from license termination agreement. In the third quarter, we recognized other credits of $7 million for a gain from a license termination agreement relating to our subsidiary, Secure Horizons USA, Inc. This gain was a result of an early termination of the license agreement between Presbyterian Healthcare Services, Inc. and Secure Horizons USA, Inc.

•	Loss on Disposition of Ohio HMO. In the second quarter, we recognized disposition charges of $4 million to exit our Ohio HMO operations. The charge included severance and legal costs. In the third quarter, we recognized additional disposition charges of $0.5 million as a result of changes in estimated legal costs. See Note 4, “Acquisitions and Dispositions.”

•	Other Changes in Estimates. In the first quarter, we recognized credits for changes in estimates of $3 million. We successfully settled certain contingencies related to acquisitions and dispositions in 1997 and 1998 including pending and threatened litigation, as well as indemnifications made to the buyers of sold subsidiaries.

•	OPM Credits. In the first quarter, we recognized OPM credits of $3 million as a result of Oklahoma HMO premiums received from rate reconciliations re-filed for years 1996 and 1997.

•	Restructuring Charge and Restructuring Changes in Estimates. In January 2000, we announced a plan to strengthen our operations and improve our competitive advantage and growth opportunities. In connection with this plan, we recognized restructuring charges of $9 million in the first quarter of 2000. This restructuring charge included severance and related employee benefits for employees whose positions were eliminated by December 31, 2000. The majority of the terminations were in the sales and marketing and human resources departments where the corporate and regional functions were centralized and consolidated. The total number of employees terminated was approximately 270. Of the 270 employees terminated, 210 have left and 60 employees, whose positions were eliminated, have accepted other positions within the company.

No increases to the January 2000 restructuring charge have been made. A total of $2 million of the restructuring charge was not required due to changes in estimates related to severance and related

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

employee benefits and was released during 2000. During 2001, we recognized additional credits for changes in estimates and released $0.2 million. We made severance payments totaling approximately $0.2 million to terminated employees during the quarter ended December 31, 2001. The remaining accrual will be relieved early 2002, as severance payments are completed. During 2000, we realized net annualized selling, general and administrative salary savings from the January 2000 restructuring of approximately $11 million as a result of centralization and consolidation of corporate and regional functions. We reinvested these savings in medical management and other infrastructure to help us operate in an increasingly risk-based environment.

In December 2000, we announced plans to further streamline our operations to enhance cost efficiency. In connection with this plan, we recognized restructuring charges of $15 million in the fourth quarter of 2000. Approximately $11 million of this restructuring charge was for severance and related employee benefits for employees whose positions were eliminated by August 2001. More than half of the reductions were related to sales and marketing positions, primarily for the Medicare+Choice program, resulting from our decision to limit new enrollment for 2001 in approximately 40% of our Medicare markets due to rising health care costs and insufficient federal funding. The remaining reductions affected many areas throughout the regions and our corporate headquarters. The $4 million balance of the December 2000 restructuring charge related to lease terminations for excess office space.

Of the 500 employees terminated, approximately 436 employees have left and approximately 64 employees, whose positions were eliminated, have accepted other positions within the company. The elimination of positions began January 2, 2001. During 2001, we recognized changes in the restructuring estimate relating to severance and related employee benefits and released $0.5 million. During the quarter ended December 31, 2001, we paid approximately $1 million to terminated employees. We expect that the remaining accrual will be paid by the end of 2002. Cash flows from operations are expected to fund the restructuring charge. During 2001, we realized net annual selling, general and administrative salary savings from our December 2000 restructuring of approximately $21 million as a result of streamlining our operations. We have, and expect to continue to reinvest these savings in medical management and other infrastructure that will help us operate in an increasingly risk-based environment.

The following tables present the 2001 and 2000 restructuring activity:

				Balance at
	Pretax		Changes in	December 31,
	Charges	Payments	Estimate	2001

	(Amounts in millions)
2001 Restructuring
December 2001 restructuring:
Lease cancellations and commitments	$39.7	$—	$—	$39.7
Severance and separation benefits	20.2	0.6	—	19.6

Total December 2001 restructuring	$59.9	$0.6	$—	$59.3

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pretax	2000	Balance at		Changes in	Balance at
	Charges	Activity	December 31, 2000	Payments	Estimate	December 31, 2001

	(Amounts in millions)
2000 Restructurings
January 2000 restructuring:
Severance and separation benefits	$9.0	$(6.7)	$2.3	$(1.4)	$(0.2)	$0.7

December 2000 restructuring:
Severance and separation benefits	11.0	—	11.0	(9.2)	(0.5)	1.3
Lease cancellations and commitments	4.2	—	4.2	(1.6)	—	2.6

Total December 2000 restructuring	15.2	—	15.2	(10.8)	(0.5)	3.9

Total 2000 restructuring	$24.2	$(6.7)	$17.5	$(12.2)	$(0.7)	$4.6

1999. We recognized net pretax credits of $2 million as described below.

•	Ohio HMO Goodwill Impairment. We recognized $14 million of Ohio HMO goodwill impairment charges. Third quarter operating losses, provider contract terminations and a lower membership base did not support the recoverability of goodwill. The majority of the impairment was not deductible for income tax purposes.

•	Utah HMO Disposition Changes in Estimates. We recognized $11 million of disposition credits. When we sold our Utah HMO, we retained responsibility for all medical claims and benefits payable for services rendered through September 30, 1998. Payments made through September 30, 1999, plus our current estimate of claims incurred but not reported, were $7 million less than original reserves existing at disposition. In addition, $4 million of severance, legal, and receivable reserves were settled for amounts less than originally estimated.

•	Other Disposition Changes in Estimates. We recognized $6 million of other disposition credits for changes in estimates. We have or expect to successfully settle certain contingencies related to other dispositions from 1996 to 1998. Contingencies include pending and threatened litigation as well as indemnifications made to the buyers of sold subsidiaries.

10.     Contingencies

Provider Instability and Insolvency.

General. Our insolvency reserves include write-offs of certain uncollectable receivables from providers, and the estimated cost of unpaid health care claims normally covered by our capitation payments. Depending on state law, we may be held liable for unpaid health care claims that were previously the responsibility of the capitated provider and for which we have already paid capitation. These reserves also include estimates for potentially insolvent providers that we have specifically identified, where conditions indicate claims are not being paid or claim payments have slowed considerably. We continue to monitor the financial condition of our providers and will adjust our insolvency reserves as necessary. The balance of our insolvency reserves included in medical claims and benefit payable increased to $41 million at December 31, 2001 from $34 million at December 31, 2000. For further discussion of increases to our insolvency reserves, see “Texas Physician Groups” below.

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

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of letters of credit or segregated funds that are held in the provider’s name in a third party financial institution. The reserves are used to pay claims in the event a provider fails to timely pay such claims.

Texas Physician Groups. In the third quarter of 2001, we received and reviewed detailed claims information for two Texas physician groups, covering about 100,000 members that declared bankruptcy in July. Based on this specific data, we revised our estimates of liability and concluded that our total exposure exceeded the security reserves we previously established for these providers, and recorded $58 million in additional insolvency reserve expenses during the year ended December 31, 2001 primarily as a result of physician group bankruptcies and other potentially insolvent providers in Texas. In addition to our insolvency exposure, our providers have deposited security reserves in third party institutions. Because our access to provider security reserves has, and may continue to be subject to challenge by the provider group or other third parties at interest, we could incur additional charges for unpaid health care costs if we are ultimately denied access to these funds. A potential change in the contract status of these groups or new arrangements with other physicians to maintain care for our members may result in an increase in health care costs. Under Texas law, we believe we are not liable for paying individual provider claims that are the financial responsibility of the capitated physician group to whom we have already paid capitation. See “State of Texas Litigation” below. We cannot be certain that we will avoid all liability for claims not paid by the capitated groups.

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

KPC Medical Management. In the second quarter of 2000, we, along with other HMOs loaned approximately $12 million to KPC Medical Management, Inc. or KPC, a purchaser of some of the former MedPartners Network practices, and Chaudhuri Medical Corporation, an affiliate of KPC. Our portion of the loan, which matures in April 2002, was approximately $3 million. The principal and interest of the loan are guaranteed by Caremark Rx, Inc., formerly MedPartners, Inc. In November 2000, KPC and its medical affiliates filed for reorganization under Chapter 11 of the bankruptcy code. The KPC bankruptcy has been converted to a Chapter 7 and KPC and its medical affiliates continue to liquidate their assets through the bankruptcy process.

In the third quarter of 2000, we, along with six other HMOs loaned approximately $30 million to real estate entities affiliated with KPC. This loan was secured by certain real property owned by the KPC real estate entities. Our portion of this loan was approximately $10 million. A portion of each plan’s loan was used to pay outstanding physician and hospital claims for its members and operating expenses of certain KPC medical entities. Throughout 2001, parcels of the real property used to secure this loan were sold. We have received approximately $3 million from the proceeds of these sales. Both loans were fully reserved in the quarter each loan was made because of the uncertain financial condition of KPC and its affiliates.

OPM and Related Litigation.

General. We have commercial contracts with OPM to provide managed health care services to federal employees, annuitants and their dependents under FEHBP. Rather than negotiating rates with us, OPM requires us to provide the FEHBP with rates comparable to the rates charged to the two employer groups with enrollment closest in size to the FEHBP in the applicable community after making required adjustments. OPM further requires us to certify each year that its rates meet these requirements. Periodically, OPM’s Office of Inspector General, or OIG, audits us to verify that the premiums charged are calculated and charged in compliance with these regulations and guidelines. OPM has the right to

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

audit the premiums charged during any period for up to six years following that period. The final resolution and settlement of audits have historically taken more than three years and as many as seven years.

During the audit process, OPM may refer its findings to the United States Department of Justice, or DOJ, if it believes that we knowingly overcharged the government or otherwise submitted false documentation or certifications in violation of the False Claims Act. Under the False Claims Act, an action can be considered knowingly committed if the government contractor acted with actual knowledge, or with reckless disregard or deliberate ignorance of the government’s rules and regulations. If the government were to win a False Claims Act lawsuit against us, the government could obtain the amounts overcharged and a trebling of these damages, plus interest and substantial civil penalties. The government could also permanently disqualify us from participating in all federal government programs. We have a number of pending audits that we are seeking to resolve with the DOJ. These audits claim that substantial amounts were overcharged. In addition, the DOJ has indicated an intention to seek additional recoveries under the False Claims Act in relation to some of these audits, which could include up to a trebling of any amounts that are found to have been overcharged.

In late 1997, we established a formal compliance program to specifically address potential issues that may arise from the FEHBP rating process, to work with OPM to understand its interpretation of the rules and guidelines prior to completion of the rating process, to standardize the FEHBP rating process among all of our HMOs, and to help reduce the likelihood that future government audits will result in any significant findings. Based on the results of 15 audited contract years that have been conducted since the compliance program was implemented, we believe that this program has been effective.

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

The OIG conducted an audit of our Oregon HMO subsidiary. The OIG issued a draft audit report in July 1997, alleging that we substantially overcharged the government for contract years 1991 through 1996. We responded to this draft audit report in April 1998, strongly disagreeing with OIG’s claims. In March 2000, we were notified that the auditors had referred the above-mentioned audit report to the DOJ for review of potential claims under the False Claims Act. We entered into a tolling agreement with the U.S. Attorney extending the time in which the U.S. Attorney has to file a civil complaint until July 3, 2002.

The OIG conducted an audit of our California HMO subsidiary. The OIG issued a draft audit report in January 1998, alleging that we substantially overcharged the government for contract years 1993 through 1996. We responded to this draft audit report in May 1998, strongly disagreeing with OIG’s claims. In January 2001, we were notified that the auditors had referred the above-mentioned audit report to the DOJ for review of potential claims under the False Claims Act. We entered into a tolling agreement with the U.S. Attorney extending the time in which the U.S. Attorney has to file a civil complaint until May 31, 2002.

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

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Class Action Legal Proceedings. On November 21, 2000, Michael Russ filed a purported class action complaint against us and several of our present and former directors and executive officers in the Central District of California. This complaint was consolidated with other subsequent complaints into a single proceeding. The complaints relate to the period between October 27, 1999 and October 10, 2000 and primarily allege that we made false projections about our financial performance in 2000. The complaints seek an unspecified amount of damages plus attorneys’ fees. A consolidated class action complaint was filed on April 23, 2001, and on June 22, 2001 we filed a motion to dismiss the consolidated complaint. On October 19, 2001, the Court granted our motion and dismissed the complaint, but gave the plaintiffs permission to file an amended complaint. A second consolidated amended class action complaint was filed on December 3, 2001, and on January 17, 2002 we filed a motion to dismiss the second consolidated complaint. We deny all material allegations and intend to defend the actions vigorously.

On November 2, 1999, Jose Cruz filed a purported class action complaint against us, our California subsidiary, and FHP in the San Francisco Superior Court. On November 9, 1999, Cruz filed a first amended purported class action complaint that omitted FHP as a defendant. The amended complaint relates to the period from November 2, 1995 to the present and purports to be filed on behalf of all enrollees in our health care plans operating in California other than Medicare and Medicaid enrollees. The amended complaint alleges that we have engaged in unfair business acts in violation of California law, engaged in false, deceptive and misleading advertising in violation of California law and violated the California Consumer Legal Remedies Act. It also alleges that we have received unjust payments as a result of our conduct. The amended complaint seeks injunctive and declaratory relief, an order requiring the defendants to inform and warn all California consumers regarding our financial compensation programs, unspecified monetary damages for restitution of premiums and disgorgement of improper profits, attorneys’ fees and interest. We moved to compel arbitration and the Superior Court denied our motion. We filed an appeal from this denial, and the Court of Appeal affirmed the Superior Court’s decision. Thereafter, we filed a petition asking the California Supreme Court to review the Court of Appeal’s decision, and the California Supreme Court granted the petition. No date for oral argument before the California Supreme Court has been set. We deny all material allegations in the amended complaint and intend to defend the action vigorously.

On November 22, 1999, Debbie Hitsman filed a purported class action complaint against us in the United States District Court for the Southern District of Mississippi, Hattiesburg Division. The complaint relates to the period from November 22, 1995 to the present and purports to be on behalf of all enrollees in our health care plans other than Medicare and Medicaid enrollees. The complaint alleges causes of action for violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, and the Employee Retirement Income Security Act of 1974, or ERISA. The complaint seeks an unspecified amount of compensatory and treble damages, injunctive and restitutionary relief, attorneys’ fees, the imposition of a

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

constructive trust and interest. On June 23, 2000, Hitsman filed and served an additional complaint as a purported part of a multi-district litigation proceeding known as In re Managed Care Litigation coordinated for pretrial proceedings in the United States District Court for the Southern District of Miami. In December 2000, the District Court granted our motion to compel arbitration of all of the Hitsman claims against us. On July 24, 2001, the District Court entered an order dismissing the Hitsman case against us with prejudice.

Subsequently, Dr. Dennis Breen, Dr. Leonard Klay, Dr. Jeffrey Book and a number of other health care providers, along with several medical associations, including the California Medical Association, joined the In re Managed Care proceeding. These health care providers sued a number of managed care companies, including us, alleging that the companies’ claims processing systems automatically and impermissibly alter codes included on providers’ reimbursement/ claims forms to reduce the amount of reimbursement, and that the companies impose unfair contracting terms on providers, impermissibly delay making capitated payments under their capitated contracts, and negotiate capitation payments that are inadequate to cover the costs of health care services provided.

The District Court also granted our motion to compel arbitration of all of Dr. Breen’s claims against us, except for his claims for violations of the RICO Act, and for his conspiracy and aiding and abetting claims that stem from contractual relationships with other managed care companies. We filed an appeal from the District Court’s partial denial of our Breen motion to compel arbitration. In April 2001, the District Court granted our motion to compel arbitration of all of Dr. Book’s claims except for his RICO claims and his conspiracy and aiding and abetting claims, but it denied our motion to compel arbitration by several other doctors because the District Court concluded that they were only pursuing conspiracy and aiding and abetting claims against us. We filed an appeal from the District Court’s partial denial of these motions to compel arbitration. The Court of Appeals consolidated our appeals and heard oral argument on those appeals in January 2002.

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

In December 1997, William Madruga and others filed a purported class action suit against us and several of our directors and officers in the United States District Court for the Central District of California. The complaint alleges claims on behalf of purchasers of our common stock from February 14, 1997 through our November 24, 1997 announcement that earnings for the fourth quarter of 1997 would be lower than expected. The complaint primarily alleged that we previously omitted and/or misrepresented material facts with respect to our acquisition of FHP and our financial position. On October 9, 2001, the trial court dismissed the Madruga case with prejudice and without leave to amend. Thereafter, the plaintiffs filed a notice of appeal with the Ninth Circuit Court of Appeals. The plaintiffs subsequently requested dismissal of this case which the Ninth Circuit Court of Appeals entered on March 12, 2002, thereby terminating this case.

State of Texas Litigation. On February 11, 2002, the Attorney General of Texas, on behalf of the State of Texas, filed a civil complaint against our Texas subsidiary in the Texas District Court of Travis County. The complaint alleges violations of the Texas Health Maintenance Organization Act, Texas Insurance Code and regulations under the Code and the Texas Deceptive Trade Practices Consumer Protection Act. The complaint relates to the financial insolvency of three physician groups under capitation contracts with PacifiCare of Texas. Under these contracts, responsibility for claims payments to health care providers was delegated to the contracted physician groups. We made capitation payments to each of these physician groups, but each of these physician groups failed to pay all of the health care providers who provided

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

health care services covered by the capitation payments. The complaint primarily alleges that despite its capitation payments to the physician groups, PacifiCare of Texas is still financially responsible for the failure of the delegated providers to pay health care providers. The Attorney General is seeking an injunction requiring us to comply with state laws plus unspecified damages, civil penalties and restitution. We do not believe that our Texas plan is liable under Texas law to pay unpaid health claims that were the responsibility of the capitated provider and for which we have already paid capitation. We deny all material allegations in the complaint and we intend to defend this action vigorously.

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

Employment Agreements. We have employment agreements with our chief executive officer and certain other executives. The agreements entitle these executives to receive severance benefits, payable if employment is terminated for various reasons, including termination following a change of control of PacifiCare. The maximum severance amount we would owe these executives according to their employment agreements (excluding amounts that may be payable under incentive plans and the value of certain other benefits including stock options) was approximately $46 million at December 31, 2001.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.     Comprehensive Income

The following tables summarize the components of other comprehensive income (loss) for the periods indicated:

		Income
		Tax
	Pretax	Benefit	Net-of-Tax
	Amount	(Expense)	Amount

	(Amounts in thousands)
2001:
Unrealized holding gains arising during the period	$21,589	$(8,200)	$13,389
Less: reclassification adjustment for net gains realized in net income	(13,650)	5,187	(8,463)

Other comprehensive income	$7,939	$(3,013)	$4,926

2000:
Unrealized holding gains arising during the period	$34,700	$(13,423)	$21,277
Less: reclassification adjustment for net losses realized in net income	235	(91)	144

Other comprehensive income	$34,935	$(13,514)	$21,421

1999:
Unrealized holding losses arising during the period	$(50,739)	$19,591	$(31,148)
Less: reclassification adjustment for net gains realized in net income	(988)	381	(607)

Other comprehensive loss	$(51,727)	$19,972	$(31,755)

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

PacifiCare Health Systems, Inc.

We have audited the accompanying consolidated balance sheets of PacifiCare Health Systems, Inc. (the Company) as of December 31, 2001, and 2000 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PacifiCare Health Systems, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Irvine, California

January 31, 2002

Except for Note 10, as to which the date is
March 12, 2002

PACIFICARE HEALTH SYSTEMS, INC.

QUARTERLY INFORMATION FOR 2001 AND 2000 (Unaudited)

	Quarters Ended

	March 31	June 30	September 30	December 31

	(Amounts in thousands, except per share data)
2001(1)
Operating revenue	$3,030,699	$2,973,726	$2,964,464	$2,875,083
Operating expenses	2,985,521	2,922,464	2,914,437	2,894,766
Interest expense	(20,135)	(17,834)	(16,833)	(15,480)

Income before income taxes	25,043	33,428	33,194	(35,163)
Provision for income taxes	11,895	18,159	17,062	(8,745)

Income (loss) before extraordinary gain	13,148	15,269	16,132	(26,418)
Extraordinary gain on early retirement of debt	—	—	875	—

Net income (loss)	$13,148	$15,269	$17,007	$(26,418)

Basic earnings (loss) per share:
Income before extraordinary gain	$0.39	$0.46	$0.48	$(0.77)
Extraordinary gain, net	—	—	0.02	—

Basic earnings (loss) per share	$0.39	$0.46	$0.50	$(0.77)

Diluted earnings (loss) per share:
Income before extraordinary gain	$0.39	$0.45	$0.48	$(0.77)
Extraordinary gain, net	—	—	0.02	—

Diluted earnings (loss) per share	$0.39	$0.45	$0.50	$(0.77)

HMO Membership(3)	3,726	3,600	3,522	3,388

2000(2)
Operating revenue	$2,827,771	$2,878,587	$2,896,364	$2,973,576
Operating expenses	2,679,350	2,739,582	2,857,859	2,932,422
Interest expense	(20,182)	(20,250)	(19,252)	(19,952)
Minority interest in consolidated subsidiary	—	131	252	254

Income before income taxes	128,239	118,886	19,505	21,456
Provision for income taxes	53,604	49,694	14,286	9,462

Net income	$74,635	$69,192	$5,219	$11,994

Basic earnings per share	$2.04	$1.97	$0.15	$0.35

Diluted earnings per share	$2.04	$1.96	$0.15	$0.35

HMO Membership(3)	4,005	3,991	4,016	4,010

(1)	We recognized impairment, disposition, restructuring, OPM and other net pretax charges totaling $61 million ($39 million or $1.13 diluted loss per share, net of tax). See Note 9 of the Notes to Consolidated Financial Statements.

(2)	We recognized impairment, disposition, restructuring, OPM and other net pretax charges totaling $9 million ($5 million or $0.15 diluted loss per share, net of tax). See Note 9 of the Notes to Consolidated Financial Statements.

(3)	HMO membership as of quarter end.

PACIFICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For The Years Ended December 31, 2001, 2000 and 1999

	Balance at	Charged to	Deductions	Balance at
	Beginning	Provision for	or	End
	of Period	Doubtful Accounts	Write-offs, net	of Period

	(Amounts in thousands)
Allowance for doubtful accounts:
Years ended December 31:
2001	$48,989	22,070	(34,829)	$36,230
2000(1)	$39,501	37,598	(28,110)	$48,989
1999(1)	$47,178	(8,687)	1,010	$39,501

(1)	We reclassified certain prior year amounts to include receivables and allowances for provider withhold pools and notes receivables to conform to the 2001 presentation.

PACIFICARE HEALTH SYSTEMS, INC.

EXHIBIT INDEX

Exhibit
Number	Description

3.01	Amended and Restated Certificate of Incorporation of Registrant (including Certificate of Designation of Series A Junior Participating Preferred Stock) [incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-3 (File No. 333-83069)].(1)
3.02	Bylaws of Registrant [incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form S-3 (File No. 333-83069)].
3.03	Amendment to Bylaws of Registrant.
4.01	Form of Specimen Certificate for Registrant’s Common Stock [incorporated by reference to Exhibit 4.02 to Registrant’s Form 10-K for the year ended December 31, 1999].
4.02	First Supplemental Indenture, dated as of February 14, 1997, by and among the Registrant, FHP International Corporation and The Chase Manhattan Bank, N.A. [incorporated by reference to Exhibit 4.01 to Registrant’s Form 10-Q for the quarter ended March 31, 1997].
4.03	Registration Rights Agreement, dated as of May 4, 1999, between the Registrant and UniHealth Foundation [incorporated by reference to Exhibit 99.4 to Registrant’s Registration Statement on Form S-3 (File No. 333-83069)].
4.04	Rights Agreement, dated as of November 19, 1999, between the Registrant and ChaseMellon Shareholder Services, L.L.C [incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K, dated November 22, 1999].
10.01	Senior Executive Employment Agreement, dated as of March 30, 2001, between the Registrant and Howard G. Phanstiel.(2)
10.02	Senior Executive Employment Agreement, dated as of November 1, 2001, between the Registrant and Bary G. Bailey.(2)
10.04	Senior Executive Employment Agreement, dated as of August 1, 2001, between the Registrant and Gregory W. Scott.(2)
10.05	Senior Executive Employment Agreement, dated as of March 30, 2001, between the Registrant and John F. Fritz.(2)
10.06	First Amendment to Senior Executive Employment Agreement, dated as of March 30, 2001, between the Registrant and John F. Fritz.(2)
10.07	Consulting Agreement, dated as of January 1, 2001, between the Registrant and David A. Reed.(2)
10.10	Form of Contract With Eligible Medicare+Choice Organization and the Centers for Medicare and Medicaid Services for the period January 1, 2001 and December 3, 2001.
10.11	1996 Stock Option Plan for Officers and Key Employees of the Registrant [incorporated by reference to Exhibit 10.05 to Registrant’s Form 8-B, dated January 23, 1997].(2)
10.12	First Amendment to 1996 Stock Option Plan for Officers and Key Employees of the Registrant [incorporated by reference to Exhibit D to Registrant’s Proxy Statement, dated May 25, 1999].(2)
10.13	2000 Employee Plan [incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-44038)].(2)
10.14	Amended and Restated 2000 Non-Employee Directors Stock Plan [incorporated by reference to Exhibit 1 to Registrant’s Proxy Statement, dated May 18, 2001].(2)
10.15	Amended and Restated 1996 Non-Officer Directors Stock Option Plan of the Registrant [incorporated by reference to Exhibit E to Registrant’s Proxy Statement, dated May 25, 1999].(2)

E-1

Exhibit
Number	Description

10.16	First Amendment to Amended and Restated 1996 Non-Officer Directors Stock Option Plan [incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-8, (File No. 333-49272)].(2)
10.17	1996 Management Incentive Compensation Plan of the Registrant [incorporated by reference to Exhibit 10.07 to Registrant’s Form 8-B, dated January 23, 1997].(2)
10.18	Amended 1997 Premium Priced Stock Option Plan of the Registrant [incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement, dated April 28, 1998].(2)
10.19	First Amendment to Amended 1997 Premium Priced Stock Option Plan, dated as of August 27, 1998 [incorporated by reference to Exhibit 10.12 to Registrant’s Form 10-K for the year ended December 31, 1998].(2)
10.20	PacifiCare Health Systems, Inc. Amended and Restated Non-Qualified Deferred Compensation Plan [incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-K for the year ended December 31, 2000].(2)
10.21	PacifiCare Health Systems, Inc. Statutory Restoration Plan [incorporated by reference to Exhibit 10.16 to Registrant’s Form 10-K for the year ended December 31, 1997].(2)
10.22	First Amendment to the PacifiCare Health Systems, Inc. Statutory Restoration Plan, dated November 1, 2000 [incorporated by reference to Exhibit 10.24 to Registrant’s Form 10-K for the year ended December 31, 2000].
10.23	PacifiCare Health Systems, Inc. Stock Unit Deferred Compensation Plan [incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-K for the year ended December 31, 1997].(2)
10.24	Amended Services Agreement, dated as of June 1, 1999, between the Registrant and Joseph S. Konowiecki, a professional corporation [incorporated by reference to Exhibit 10.24 to Registrant’s Form 10-K for the year ended December 31, 1999].
10.25	Legal Services Agreement, dated as of January 1, 1999, between the Registrant and Konowiecki & Rank, a law partnership [incorporated by reference to Exhibit 10.34 to Registrant’s Form 10-K for the year ended December 31, 2000].
10.26	Senior Executive Employment Agreement, dated as of January 1, 2002, between the Registrant and Joseph S. Konowiecki.(2)
10.27	Information Technology Services Agreement, dated as of December 31, 2001, between the Registrant and International Business Machines Corporation.(3)
10.28	Information Technology Services Agreement, dated as of January 11, 2002, between the Registrant and Keane, Inc.(3)
10.29	Amended and Restated Credit Agreement, dated as of August 20, 2001, among the Registrant, the Initial Lenders, the Initial Issuing Bank and Swing Line Banks named in the Credit Agreement, as Initial Lenders, Initial Issuing Bank and Swing Line Bank, Bank of America, N.A. in its capacity as Collateral Agent and Administrative Agent, Banc of America Securities LLC and J.P. Morgan Securities, Inc. in their capacity as Co-Lead Arrangers, and Banc of America Securities LLC, J.P. Morgan Securities Inc. and Salomon Smith Barney Inc. in their capacity as Joint Book-Running Managers [Incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K, dated August 21, 2001].

E-2

Exhibit
Number	Description

10.30	Letter Amendment to Amended and Restated Credit Agreement, dated as of August 30, 2001, among the Registrant, the Lender Parties to the Amended and Restated Credit Agreement, dated as of August 20, 2001, and Bank of America N.A. in its Capacity as Administrative Agent.
10.31	Letter Amendment to Amended and Restated Credit Agreement, dated as of January 23, 2002, among the Registrant, the Lender Parties to the Amended and Restated Credit Agreement, dated as of August 20, 2001, and Bank of America, N.A. in its capacity as Administrative Agent.
21	List of Subsidiaries.
23	Consent of Ernst & Young LLP, Independent Auditors.

(1)	Certificate of Designation of Series A Junior Participating Preferred Stock is incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K, dated November 19, 1999.

(2)	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

(3)	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

E-3