Form 10-Q
period 2002-03-31
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 2002-05-03
CIK 1027974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

Yes ☒          No ☐

There were approximately 34,839,000 shares of common stock outstanding on April 25, 2002.

PACIFICARE HEALTH SYSTEMS, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per-share data)

	March 31,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$452,753	$977,759
Marketable securities	1,084,988	1,062,353
Receivables, net	348,684	375,661
Prepaid expenses and other current assets	58,823	40,254
Deferred income taxes	128,655	132,159

Total current assets	2,073,903	2,588,186

Property, plant and equipment at cost, net	172,672	166,724
Marketable securities-restricted	154,483	112,167
Goodwill, net	985,934	1,915,370
Intangible assets, net	261,242	266,616
Other assets	43,872	46,983

	$3,692,106	$5,096,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1,078,500	$1,095,900
Accounts payable and accrued liabilities	484,232	466,808
Unearned premium revenue	62,772	550,910
Long-term debt due within one year	203,157	124

Total current liabilities	1,828,661	2,113,742

Long-term debt due after one year	566,242	794,309
Deferred income taxes	105,450	137,127
Other liabilities	18,492	17,083
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; issued 47,331 shares in 2002 and 47,313 shares in 2001	473	473
Unearned compensation	(1,015)	(1,153)
Additional paid-in capital	1,577,669	1,582,566
Accumulated other comprehensive (loss) income	(4,783)	1,951
Retained earnings	249,358	1,108,198
Treasury stock, at cost; 12,585 shares in 2002 and 12,776 shares in 2001	(648,441)	(658,250)

Total stockholders’ equity	1,173,261	2,033,785

	$3,692,106	$5,096,046

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except per-share data)

	Three Months Ended
	March 31,

	2002	2001

Revenue:
Commercial premiums	$1,250,938	$1,230,152
Senior premiums	1,547,100	1,732,435
Other income	46,592	38,066
Net investment income	18,821	30,046

Total operating revenue	2,863,451	3,030,699

Expenses:
Health care services:
Commercial services	1,094,207	1,100,675
Senior services	1,389,826	1,571,938

Total health care services	2,484,033	2,672,613

Selling, general and administrative expenses	309,843	292,919
Amortization of intangible assets	5,374	6,169
Amortization of goodwill	—	14,748
Office of Personnel Management credits	(12,851)	—
Impairment, disposition, restructuring and other credits	—	(928)

Operating income	77,052	45,178
Interest expense	(16,191)	(20,135)

Income before income taxes	60,861	25,043
Provision for income taxes	22,701	11,895

Income before cumulative effect of a change in accounting principle	38,160	13,148
Cumulative effect of a change in accounting principle	(897,000)	—

Net (loss) income	$(858,840)	$13,148

Basic (loss) earnings per share:
Income before cumulative effect of a change in accounting principle	$1.10	$0.39
Cumulative effect of a change in accounting principle	(25.96)	—

Basic (loss) earnings per share	$(24.86)	$0.39

Diluted (loss) earnings per share:
Income before cumulative effect of a change in accounting principle	$1.10	$0.39
Cumulative effect of a change in accounting principle	(25.96)	—

Diluted (loss) earnings per share	$(24.86)	$0.39

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)

	Three Months Ended
	March 31,

	2002	2001

Operating activities:
Net (loss) income	$(858,840)	$13,148
Adjustments to reconcile net (loss) income to net cash flows (used in) provided by operating activities:
Cumulative effect of a change in accounting principle	897,000	—
Provision for doubtful accounts	14,825	3,667
Office of Personnel Management credits	(12,851)	—
Depreciation and amortization	12,062	15,130
Deferred income taxes	8,418	(2,696)
Amortization of intangible assets	5,374	6,169
Loss on disposal of property, plant and equipment	616	869
Unearned compensation amortization	138	347
Amortization of goodwill	—	14,748
Impairment, disposition, restructuring and other credits	—	(928)
Tax benefit realized for stock option exercises	—	21
Changes in assets and liabilities:
Receivables, net	12,885	(5,237)
Prepaid expenses and other assets	(15,458)	1,502
Medical claims and benefits payable	(17,400)	4,600
Accounts payable and accrued liabilities	35,858	17,920
Unearned premium revenue	(488,138)	19,575

Net cash flows (used in) provided by operating activities	(405,511)	88,835

Investing activities:
Purchase of marketable securities-restricted	(42,316)	(22,416)
Purchase of marketable securities, net	(33,524)	(60,921)
Purchase of property, plant and equipment	(18,626)	(21,667)
Net cash paid for acquisitions	—	(500)
Proceeds from the sale of property, plant and equipment	—	34

Net cash flows used in investing activities	(94,466)	(105,470)

Financing activities:
Principal payments on long-term debt	(25,034)	(187)
Proceeds from issuance of common stock	5	41
Purchase of minority interest in consolidated subsidiary	—	(8,821)

Net cash flows used in financing activities	(25,029)	(8,967)

Net decrease in cash and equivalents	(525,006)	(25,602)
Beginning cash and equivalents	977,759	1,251,635

Ending cash and equivalents	$452,753	$1,226,033

See accompanying notes.

Table continued on next page.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited)
(amounts in thousands)

	Three Months Ended
	March 31,

	2002	2001

Supplemental cash flow information:
Cash paid during the year for:
Income taxes, net of refunds	$(130)	$(17,260)
Interest	$15,124	$22,152
Supplemental schedule of noncash investing and financing activities:
Details of cumulative effect of a change in accounting principle:
Goodwill impairment	$929,436	$—
Less decrease in deferred tax liability	(32,436)	—

Goodwill impairment, net of tax	$897,000	$—

Details of accumulated other comprehensive (loss) income:
Change in market value of marketable securities	$(10,889)	$10,653
Less change in deferred income taxes	4,155	(4,049)

Change in stockholders’ equity	$(6,734)	$6,604

Details of amortization on note receivable from sale of assets:
Change in receivables, net	$(733)	$—
Less change in accounts payable and accrued liabilities	733	—

Net cash received from sale of assets	$—	$—

Details of businesses acquired in purchase transactions:
Fair value of assets acquired	$—	$770
Less liabilities assumed or created	—	(270)

Net cash paid for acquisitions	$—	$500

Stock-based compensation	$4,907	$259

See accompanying notes.

Table continued from previous page.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(unaudited)

1. Basis of Presentation

PacifiCare Health Systems, Inc. is one of the nation’s largest health care services companies, offering managed care and other health insurance products to employer groups and Medicare beneficiaries in eight Western states and Guam. Following the rules and regulations of the Securities and Exchange Commission, or SEC, we have omitted footnote disclosures that would substantially duplicate the disclosures contained in the annual audited financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and the notes included in our December 31, 2001 Annual Report on Form 10-K, filed with the SEC in March 2002.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, needed to present fairly the financial results for these interim periods. The consolidated results of operations presented for the interim periods are not necessarily indicative of the results for a full year.

Reclassifications. We reclassified certain prior year amounts in the accompanying condensed consolidated financial statements to conform to the 2002 presentation.

2. Long-Term Debt and Other Commitments

Long-Term Debt. In April 2002, we executed an amendment with our lenders to extend the maturity date of our senior credit facility to January 3, 2005. Under the amended senior credit agreement, the extension of the maturity date to January 3, 2005 is conditioned on the reduction of our senior credit facility by $250 million prior to January 2, 2003. On April 18, 2002, we reduced the senior credit facility by $40 million, including a $32 million cash payment under the term loan facility and an $8 million reduction in borrowing capacity under the revolving credit facility. The following table shows the amounts available under our term loan facility and our revolving credit facility, our amounts outstanding under these facilities, and our borrowing capacity under our revolving credit facility, all as of March 31, 2002 and as of April 18, 2002, the closing date for the amendment:

	As of	Amendment to		As of
	March 31,	Senior Credit	Payment on	April 18,
	2002	Facility	April 18, 2002	2002

	(amounts in millions)
Amounts available under the senior credit facility:

Term loan facility	$625	$(32)	$—	$593
Revolving credit facility	150	(8)	—	142

	$775	$(40)	$—	$735

Amounts outstanding under the senior credit facility(1):
Term loan facility	$625	$—	$(32)	$593
Revolving credit facility	55	—	—	55

	$680	$—	$(32)	$648

Borrowing capacity under revolving credit facility:
Total available	$150	$(8)	$—	$142
Less amount outstanding	55	—	—	55
Less letters of credit	33	—	—	33

Remaining amount available to borrow under revolving credit facility	$62	$(8)	$—	$54

(1)	In addition to the senior credit facility, we also had $88 million in senior notes outstanding, and $1 million in other long-term debt as of March 31, 2002.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2002
(unaudited)

The remaining $210 million reduction required to extend the maturity will consist of $171 million in total cash payments on the term loan facility and a $39 million reduction in borrowing capacity under the revolving credit facility. Another $10 million payment is due in June 2002. The senior credit facility will amortize $25 million per quarter beginning July 2, 2002, including a $20 million cash payment on the term loan facility, and a $5 million reduction in borrowing capacity under the revolving credit facility. All payments after April 18, 2002 will be applied to the $210 million reduction that is required by January 2, 2003. If the $210 million reduction is not made, then the entire facility will become due on January 2, 2003.

The interest rates per annum applicable to amounts outstanding under the term loan and revolving line of credit were increased in connection with the amendment and are, at our option, either the administrative agent’s publicly announced “prime rate” (or, if greater, the Federal Funds Rate plus 0.5%) plus a margin of 4% per annum, or the rate of Eurodollar borrowings for the applicable interest period plus a margin of 5% per annum. These margins will each be increased by 0.5% per annum in the event that we are not able to reduce the aggregate commitments under our senior credit facility to $400 million or less on or before July 2, 2003. Based on our outstanding balance under the credit facility at the end of the first quarter, which was prior to the amendment and its related increase in our interest rates per annum, our average overall interest rate, excluding the facility fee, was 5.7% per annum. In connection with the amendment of the senior credit facility, we paid approximately $13 million in amendment fees and expenses that will be amortized over the remaining life of the senior credit facility.

The terms of the senior credit facility contain various covenants usual for financings of this type, including a minimum net worth requirement, a minimum fixed-charge coverage requirement and, a minimum leverage ratio. At March 31, 2002, we were in compliance with all such covenants. On January 23, 2002 we negotiated an amendment to our senior credit facility to exclude our restructuring charge for the fourth quarter of 2001 from all provisions of the credit facility. Our unregulated subsidiaries provide guarantees and have granted security interests to the lenders in all of their personal property to secure our obligations under the senior credit facility.

We also have $88 million in senior notes outstanding that we assumed when we acquired FHP International Corporation, or FHP, in 1997. These notes mature on September 15, 2003, and bear interest at 7% payable semiannually. In September 2001, we retired $12 million of the FHP senior notes by exchanging approximately 0.8 million shares of common stock for those notes. We reissued treasury stock to provide the common stock used in the exchange. The note retirements resulted in a pretax extraordinary gain of $2 million ($0.9 million or $0.02 diluted earnings per share, net of tax), and a net equity increase of $10 million. The FHP notes share in the collateral securing our obligations under our senior credit facility.

Information Technology Outsourcing Contracts. In December 2001, we entered into a 10-year contract to outsource our information technology, or IT, operations to International Business Machines Corporation, or IBM. Under the contract, IBM is the coordinator of our IT outsourcing arrangement, and will provide IT services and day-to-day management of our IT infrastructure, including data center operations, support services and information distribution. In January 2002, we entered into a 10-year contract to outsource our IT software applications maintenance and enhancement services to Keane, Inc., or Keane. Our total cash obligations for base fees under these contracts over the 10-year terms will be $1.3 billion. The contracts also provide for variable fees, based on services provided above certain contractual baselines. Additionally, in the event of contract termination, we would be responsible to pay termination fees to IBM and Keane. These termination fees decline as each successive year of the contract term is completed. In connection with these outsourcing agreements, we transitioned approximately 550 employee positions to IBM and Keane in March 2002.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2002
(unaudited)

In connection with the IBM outsourcing contract, we sold IBM computer equipment with a net book value of $42 million in December 2001. The consideration we received from IBM for the sale included $25 million in cash, and a note receivable for the $17 million balance. We will collect the note receivable, which bears interest at approximately 7%, in the form of credits against our future base fee payments from 2002 through 2005. We used the $25 million we received from IBM to repay indebtedness under our senior credit facility in January 2002.

3. Stockholders’ Equity

Minority Interest. In the first quarter of 2001, we purchased all outstanding stock of SeniorCo, Inc. from minority stockholders for $9 million. Of this amount, $6 million was paid to Compaq Computer Corporation, as a return on their original investment of $8 million. No operating results were allocated to minority stockholders in 2001.

Restricted Stock Awards. In the first quarter of 2001, as part of an employee recognition and retention program, we granted 84,000 shares of our restricted common stock to certain employees in exchange for the cancellation of outstanding stock options to acquire approximately 1.5 million shares of our common stock with exercise prices per share of $53.00 or more. Approximately 1,593,000 stock options were cancelled in the exchange. An additional 90,000 shares of restricted common stock were granted to others who did not participate in the option exchange. Restrictions on the 84,000 shares expired on December 10, 2001 for holders who remained employees of PacifiCare on that date. Approximately 3,200 restricted shares were forfeited for the year ended December 31, 2001. Restrictions on the 90,000 shares will expire, and related charges are being amortized as earned over the vesting period, not exceeding four years. All shares of restricted stock were issued from our 1996 Officer and Key Employee Stock Option Plan, as amended. For employees, the amount of unearned compensation recorded is based on the market value of the shares on the date of issuance and is included as a separate component of stockholders’ equity. For non-employees, the amount of unearned compensation is based on the fair value of the shares at each reporting period until the shares are vested. Unearned compensation totaled $1 million as of March 31, 2002 and $1 million as of December 31, 2001. Related expenses (charged to selling, general and administrative expenses) were $0.1 million and $0.3 million for the three months ended March 31, 2002 and 2001, respectively.

Acqua Wellington Arrangement. In December 2001, we entered into an equity line of credit arrangement with Acqua Wellington North American Equities Fund Ltd., or Acqua Wellington, an institutional investor, for the purchase by Acqua Wellington of up to 6.9 million shares or $150 million of our common stock. We have the ability to call the equity commitment for an 18-month period beginning December 26, 2001, the effective date of our registration statement relating to the equity commitment, at a price per share equal to the daily volume weighted average price of our common stock on each of the 18 consecutive trading days in a draw down period that the weighted average price is above the threshold price we determine for the applicable draw down, less a discount ranging from 3.2% to 4.7% that is based on the threshold price. We have the sole discretion to present up to 15 draw down notices to Acqua Wellington. Each draw down notice sets the threshold price and the dollar value of shares Acqua Wellington may be obligated to purchase during a draw down period. The threshold price we choose cannot be less than $11.00 per share. The threshold price we select determines the maximum dollar value of shares and the discount to the market price based upon a predetermined schedule.

In April 2002, we concluded a draw down of our equity line of credit arrangement with Acqua Wellington. As a result of this draw down, we sold 420,720 shares to Acqua Wellington for an average price of $21.39 per share. The total proceeds from the sale were approximately $9 million.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2002
(unaudited)

Treasury Stock. As of March 31, 2002, we held approximately 13 million treasury shares totaling $648 million. These shares were purchased pursuant to an October 1999 repurchase program that allowed us to repurchase up to 12 million shares of common stock including shares purchased from prior repurchase programs. During the first quarter of 2002, we reissued approximately 191,000 shares of treasury stock in connection with our employee benefit plans. In September 2001, we reissued 0.8 million shares of treasury stock for the early retirement of debt. See Note 2, “Long-Term Debt and Other Commitments.” We have reissued, and will continue to reissue these shares for our employee benefit plans or for other corporate purposes.

4. Goodwill and Intangible Assets

When we acquire a business, we allocate the excess of the purchase price over the fair value of the net assets acquired to goodwill and identified intangible assets. Prior to 2002, we amortized goodwill and intangible assets evenly over periods ranging from three to 40 years.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized, but is subject to annual impairment tests. The tests for measuring goodwill impairment under SFAS No. 142 are more stringent than the previous tests required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Under SFAS No. 121, we applied an undiscounted cash flow model to assess the fair value of our reporting units, which did not result in the recognition of goodwill impairment in 2001.

Under the guidance of SFAS No. 142, we used a discounted cash flow methodology to assess the fair values of our reporting units as of January 1, 2002. For reporting units with book equity values that exceeded the fair values, we performed a hypothetical purchase price allocation. Impairment was measured by comparing the goodwill derived from the hypothetical purchase price allocation to the carrying value of the goodwill balance. As a result, for the three month period ended March 31, 2002, we recognized $897 million (net of $32 million of deferred tax liability reversals) of goodwill impairment as the cumulative effect of a change in accounting principle. The following table reflects consolidated results adjusted as though the adoption of the SFAS No. 142 non-amortization of goodwill provisions occurred as of the beginning of the three-month period ended March 31, 2001:

	Three months ended March 31, 2001

	As Reported	Adjustments	As Adjusted

	(amounts in thousands, except
	per-share data)
Net income	$13,148	$14,320	$27,468
Basic earnings per share	$0.39	$0.43	$0.82
Diluted earnings per share	$0.39	$0.42	$0.81

Under the new rules, other intangible assets will continue to be amortized over their useful lives. Future intangible asset amortization will be $22 million in 2003, $21 million in 2004, $17 million in 2005,

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2002
(unaudited)

$15 million in 2006 and $15 million in 2007. Balances of identified intangible assets, by major class, were as follows for the periods indicated:

		Accumulated
	Cost	Amortization	Net Balance

	(amounts in thousands)
Intangible assets:
Employer groups	$243,820	$90,990	$152,830
Provider networks	121,051	15,151	105,900
Other	10,729	8,217	2,512

Balance at March 31, 2002	$375,600	$114,358	$261,242

Intangible assets:
Employer groups	$243,820	$86,738	$157,082
Provider networks	121,051	14,395	106,656
Other	10,729	7,851	2,878

Balance at December 31, 2001	$375,600	$108,984	$266,616

5. Impairment, Disposition, Restructuring, Office of Personnel Management (“OPM”) and Other (Credits) Charges

We recognized net pretax (credits) charges for the three months ended March 31, 2002 and 2001 as follows:

			Diluted
	Pretax (Credits)	Net-of-Tax	Earnings
	Charges	Amount	Per Share

	(amounts in millions, except per share data)
Three Months Ended March 31, 2002
OPM credits	$(12.9)	$(8.1)	$(0.23)

Total impairment, disposition, restructuring, OPM and other credits	$(12.9)	$(8.1)	$(0.23)

Three Months Ended March 31, 2001
Gain from contract termination agreement	$(1.2)	$(0.6)	$(0.02)
Restructuring change in estimates	0.3	0.1	—

Total impairment, disposition, restructuring, OPM and other credits	$(0.9)	$(0.5)	$(0.02)

Three Months Ended March 31, 2002. We recognized pretax credits of $13 million as described below.

OPM. During the first quarter of 2002, we recognized OPM credits of $13 million, representing a reduction to the net liability we had established in prior periods as a result of settlements with the OPM, the U.S. Department of Justice, or DOJ, and a private individual to settle disputes and a private lawsuit under the False Claims Act regarding alleged premium overcharges to the government for the period 1990 through 1997, primarily related to contracts held by FHP health plans prior to our acquisition of FHP in 1997. See Note 6, “Contingencies — OPM and Related Litigation.”

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2002
(unaudited)

Three Months Ended March 31, 2001. We recognized net pretax credits of $1 million as described below.

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

Restructuring Charge.

December 2001. In December 2001, we announced a reorganization to enhance our focus on commercial business growth and to improve our operational efficiency. In connection with this reorganization, we recognized a restructuring charge of $60 million in the fourth quarter of 2001. Of the $60 million charge, approximately $34 million represented a liability for cash payments, of which $0.6 million was paid during the fourth quarter of 2001 and the remainder will be paid throughout 2002, as severance payments are completed. Approximately $20 million of this restructuring charge was for severance and related employee benefits for employees whose positions will be eliminated by December 2002. More than half of the reductions were related to consolidation and standardization of company operations. We terminated approximately 1,340 employees. As of March 31, 2002, 600 employees had left and 80 employees whose positions were eliminated had accepted other positions within the company. During the quarter ended March 31, 2002, we paid approximately $4 million to terminated employees.

The restructuring charge also included approximately $27 million related to our outsourcing of IT production. The charge primarily included abandoned software development projects and lease terminations. The remaining restructuring charge, or $13 million, related to lease terminations for excess office space related to the consolidation of our operations.

During 2002, we expect net annual selling, general and administrative salary savings from our December 2001 restructuring of approximately $55 million as a result of our consolidation and standardization of operations. These savings will be reinvested in planned selling, general and administrative expenses, including an advertising campaign, new technology initiatives, increased marketing expense related to marketing Prescription Solutions, our pharmacy benefit management, or PBM, company to unaffiliated members and plan sponsors, and expenses related to expanding our electronic prescription capabilities.

The following table presents the 2001 restructuring activity:

	Initial				First
	Pretax	Non-cash	2001	Balance at	Quarter	Changes in	Balance at
	Charge	Write-off	Payments	December 31, 2001	Payments	Estimate	March 31, 2002

	(amounts in millions)
December 2001 restructuring:
Lease cancellations and commitments	$39.7	$(25.8)	$—	$13.9	$(0.7)	$—	$13.2
Severance and separation benefits	20.2	—	(0.6)	19.6	(4.2)	—	15.4

Total December 2001 restructuring	$59.9	$(25.8)	$(0.6)	$33.5	$(4.9)	$—	$28.6

2000. In January and December 2000, we recognized aggregate restructuring charges of $15 million. Approximately $11 million of the restructuring charge was for severance and related employee benefits for

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2002
(unaudited)

employees whose positions were eliminated. Of the total of 770 employees terminated, 646 employees have left and 124 employees, whose positions were eliminated, accepted other positions within the company. The $4 million balance related to lease terminations for excess office space.

During the quarter ended March 31, 2002, there were no increases to the January or December 2000 restructuring charges and we made severance payments totaling approximately $1 million to terminated employees. As of March 31, 2002, the remaining accrual balance was approximately $3 million.

6. Contingencies

Provider Instability and Insolvency.

General. Our insolvency expenses include write-offs of certain uncollectable receivables from providers, and the estimated cost of unpaid health care claims normally covered by our capitation payments. Depending on state law, we may be held liable for unpaid health care claims that were previously the responsibility of the capitated provider and for which we have already paid capitation. Insolvency reserves also include estimates for potentially insolvent providers that we have specifically identified, where conditions indicate claims are not being paid or claim payments have slowed considerably. We continue to monitor the financial condition of our providers and will adjust our insolvency reserves as necessary. The balance of our insolvency reserves included in medical claims and benefit payable decreased to $37 million at March 31, 2002 from $41 million at December 31, 2001, primarily due to payments.

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

In addition to our insolvency exposure, our providers have deposited security reserves in third party institutions. Because our access to provider security reserves has, and may continue to be, subject to challenge by the provider group or other third parties at interest, we could incur additional charges for unpaid health care costs if we are ultimately denied access to these funds. A potential change in the contract status of these groups or new arrangements with other physicians to maintain care for our members may result in an increase in health care costs.

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
March 31, 2002
(unaudited)

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

In late 1997, we established a formal compliance program to specifically address potential issues that may arise from the FEHBP rating process, to work with OPM to understand its interpretation of the rules and guidelines prior to completion of the rating process, to standardize the FEHBP rating process among all of our health maintenance organizations, or HMOs, and to help reduce the likelihood that future government audits will result in any significant findings. Based on the results of 15 audited contract years that have been conducted since the compliance program was implemented, we believe that this program has been effective.

OPM Litigation. On April 12, 2002, we resolved issues raised in OIG’s various audits of our health plans, as well as the False Claims investigations of the DOJ and the private lawsuit under the False Claims Act. The settlement primarily related to contracts we acquired through our merger with FHP in 1997. As previously disclosed, the OIG and others alleged that the former FHP Arizona, California, Colorado, Guam and Ohio HMO subsidiaries, as well as the former FHP Illinois, New Mexico and Utah HMO subsidiaries that were sold in 1997 and 1998, substantially overcharged the government for premiums from 1990 through 1997. These allegations were referred to the DOJ for review of potential claims under the False Claims Act. In addition, a private individual filed a complaint under the False Claims Act in 1998 that remained under seal until the settlement. The OIG also conducted audits of our Oregon HMO for contract years 1991 through 1996 and our California HMO for contract years 1993 through 1996 and referred these audits to the DOJ for potential claims under the False Claims Act. The settlement resolved issues raised in OIG’s various audits of these 10 health plans, as well as the False Claims investigations of the DOJ and the private lawsuit under the False Claims Act.

The settlement requires us to pay $88 million ($68 million by May 2002; $10 million by October 2002 and $10 million by April 2003, with each of the $10 million payments being inclusive of interest). As part of the settlement, we will receive from OPM in the second quarter of 2002 approximately $15 million in premiums that were either withheld pending resolution of these audits or not paid by OPM for 2001 and earlier premiums. The settlement resulted in OPM credits of approximately $13 million, representing a reduction to the net liability we had established in prior periods. Of the $88 million, approximately $67 million will be paid out of fully funded reserves by our operating subsidiaries. The remaining $21 million will be paid by the parent company on behalf of health plans we no longer own. We did not admit to any wrongdoing as part of the settlement. The settlement preserves our right to seek recovery from OPM of premium underpayments, if any, for understatements of membership census during the contracts years covered by the settlement.

Class Action Legal Proceedings. On November 21, 2000, Michael Russ filed a purported class action complaint against us and several of our present and former directors and executive officers in the Central District of California. This complaint was consolidated with other subsequent complaints into a single

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2002
(unaudited)

proceeding. The complaints relate to the period between October 27, 1999 and October 10, 2000 and primarily allege that we made false projections about our financial performance in 2000. The complaints seek an unspecified amount of damages plus attorneys’ fees. A consolidated class action complaint was filed on April 23, 2001. On April 18, 2002, the court dismissed the Russ case against us with prejudice. The plaintiffs have until May 17, 2002 to file an appeal, but we do not know whether the plaintiffs will seek an appeal of this decision.

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

On November 22, 1999, Debbie Hitsman filed a purported class action complaint against us in the United States District Court for the Southern District of Mississippi, Hattiesburg Division. The complaint related to the period from November 22, 1995 to the present and purported to be on behalf of all enrollees in our health care plans other than Medicare and Medicaid enrollees. The complaint alleged causes of action for violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, and the Employee Retirement Income Security Act of 1974, or ERISA. The complaint sought an unspecified amount of compensatory and treble damages, injunctive and restitutionary relief, attorneys’ fees, the imposition of a constructive trust and interest. On June 23, 2000, Hitsman filed and served an additional complaint as a purported part of a multi-district litigation proceeding known as “In re Managed Care” litigation coordinated for pretrial proceedings in the United States District Court for the Southern District of Miami. In December 2000, the District Court granted our motion to compel arbitration of all of the Hitsman claims against us. On July 24, 2001, the District Court entered an order dismissing the Hitsman case against us with prejudice.

Subsequently, Dr. Dennis Breen, Dr. Leonard Klay, Dr. Jeffrey Book and a number of other health care providers, along with several medical associations, including the California Medical Association, joined the “In re Managed Care” proceeding. These health care providers sued a number of managed care companies, including us, alleging that the companies’ claims processing systems automatically and impermissibly alter codes included on providers’ reimbursement/ claims forms to reduce the amount of reimbursement, and that the companies impose unfair contracting terms on providers, impermissibly delay making capitated payments under their capitated contracts, and negotiate capitation payments that are inadequate to cover the costs of health care services provided.

The District Court also granted our motion to compel arbitration of all of Dr. Breen’s claims against us, except for his claims for violations of the RICO Act, and for his conspiracy and aiding and abetting claims

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2002
(unaudited)

that stem from contractual relationships with other managed care companies. We filed an appeal from the District Court’s partial denial of our Breen motion to compel arbitration. In April 2001, the District Court granted our motion to compel arbitration of all of Dr. Book’s claims except for his RICO claims and his conspiracy and aiding and abetting claims, but it denied our motion to compel arbitration by several other doctors because the District Court concluded that they were only pursuing conspiracy and aiding and abetting claims against us. We filed an appeal from the District Court’s partial denial of these motions to compel arbitration. The Court of Appeals consolidated our appeals in 2001 and affirmed the District Court’s arbitration decisions on March 14, 2002. We have filed a petition for rehearing of the Court of Appeals’ ruling.

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

State of Texas Litigation. On February 11, 2002, the Attorney General of Texas, on behalf of the State of Texas, filed a civil complaint against our Texas subsidiary in the Texas District Court of Travis County. The complaint alleges violations of the Texas Health Maintenance Organization Act, Texas Insurance Code and regulations under the Code and the Texas Deceptive Trade Practices Consumer Protection Act. The complaint relates to the financial insolvency of three physician groups under capitation contracts with PacifiCare of Texas. Under these contracts, responsibility for claims payments to health care providers was delegated to the contracted physician groups. We made capitation payments to each of these physician groups, but each of these physician groups failed to pay all of the health care providers who provided health care services covered by the capitation payments. The complaint primarily alleges that despite its capitation payments to the physician groups, PacifiCare of Texas is still financially responsible for the failure of the delegated providers to pay health care providers. The Attorney General is seeking an injunction requiring us to comply with state laws plus unspecified damages, civil penalties and restitution. We do not believe that our Texas plan is liable under applicable Texas law to pay unpaid health claims that were the responsibility of the capitated provider and for which we have already paid capitation. We deny all material allegations in the complaint and we intend to defend this action vigorously.

Other Litigation. We are involved in legal actions in the normal course of business, including claims from our members arising out of decisions to deny or restrict reimbursement for services and claims that seek monetary damages, including claims for punitive damages which are not covered by insurance. As we increase our medical management capabilities and take a more active oversight role in the treatment process, more claims relating to the denial or restriction of services may arise. In addition, we may be subject to more claims of this nature from our Medicare+Choice members that will be litigated in state court, rather than under the Medicare Act’s administrative review process, based on a California Supreme Court decision that the United States Supreme Court declined to review. Based on current information and review, including consultation with our lawyers, we believe any ultimate liability that may arise from these actions, including all class action legal proceedings and State of Texas litigation, would not materially affect our consolidated financial position, results of operations or cash flows. However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material effect on our results of operations or cash flows of a future period. For example, the loss of even one claim resulting in a significant punitive damage award could have a material adverse effect on our business. Moreover, our exposure to potential liability under punitive damage theories may decrease significantly our ability to settle these claims on reasonable terms.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2002
(unaudited)

7. Earnings Per Share

We calculated the denominators for the computation of basic and diluted earnings per share as follows:

	Three Months Ended
	March 31,

	2002	2001

	(amounts in thousands)
Shares outstanding at the beginning of the period (excluding 90,000 shares of restricted common stock for the three months ended March 31, 2002)	34,447	33,454
Weighted average number of shares issued:
Stock options exercised	97	20

Denominator for basic earnings per share	34,544	33,474
Employee stock options and other dilutive potential common shares(1)(2)	—	333

Denominator for diluted earnings per share(2)	34,544	33,807

(1)	Certain options to purchase common stock were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock for the periods presented. For the three months ended March 31, 2001, these weighted options outstanding covered 8.0 million shares, with exercise prices ranging from $31.34 to $114.00 per share.

(2)	Employee stock options and other dilutive potential common shares for the three months ended March 31, 2002 were not included in the calculation of diluted earnings per share because they were antidilutive.

8. Comprehensive Income

Comprehensive income represents our net income plus changes in equity, other than those changes resulting from investments by, and distributions to our stockholders. Such changes include unrealized gains or losses on our available-for-sale securities. Our comprehensive income totaled $31 million, excluding the cumulative effect of a change in accounting principle of $897 million, net of tax, for the three months ended March 31, 2002 and $20 million for the three months ended March 31, 2001.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview. We sell managed care and other health insurance products to employer groups and Medicare beneficiaries in eight Western states and Guam. We also offer a variety of specialty products and services that employers can purchase to supplement our basic commercial plans, or as stand-alone products. These specialty products include pharmacy benefit management, or PBM, behavioral health services, life and health insurance and dental and vision services.

Events significant to our business and actual or future operating results that occurred in the first quarter of 2002 and to date have included the following:

•	In April 2002, we executed an amendment with our lenders to extend the maturity date of our senior credit facility to January 2005. The extension is conditioned on the reduction of our senior credit facility by $250 million prior to January 2003. See Note 2 of the Notes to Condensed Consolidated Financial Statements, and Liquidity and Capital Resources — Financing Activities.

•	In April 2002, we reached a settlement agreement related to audits of Office of Personnel Management, or OPM, as well as the False Claims investigations of the Department of Justice, or DOJ, and the private lawsuit under the False Claims Act primarily related to contracts we acquired through our 1997 merger with FHP International Corporation, or FHP, for the periods before the acquisition. The settlement, for which we are fully reserved, requires us to pay $88 million. See Note 6 of the Notes to Condensed Consolidated Financial Statements.

•	In April 2002, we concluded a draw down of our equity commitment arrangement with Acqua Wellington North American Equities Fund, Ltd., or Acqua Wellington. As a result of this draw down, we sold 420,720 shares to Acqua Wellington for an average price of $21.39 per share. The total proceeds from the sale were approximately $9 million.

•	In April 2002, the California Public Employees Retirement System, or CalPERS, reduced the number of statewide health plans available to its members beginning January 2003. As a result of this decision, we will no longer offer our managed care products to approximately 190,000 CalPERS beneficiaries effective January 1, 2003.

•	Effective January 1, 2002, we reduced benefits and increased premiums in our Medicare+Choice health plans. These actions affected the majority of our 0.8 million members currently enrolled in our Medicare+Choice health plans and have and may continue to result in disenrollment of some of our Medicare membership in counties where we continue to offer plans. In addition, effective January 1, 2002, we withdrew our Medicare+Choice products in 44 counties in Arizona, California, Oklahoma, Oregon, Texas and Washington. In January 2002, this withdrawal affected approximately 50,000 members, representing about 5% of our senior health maintenance organization, or HMO, membership as of December 31, 2001.

•	In January 2002, we announced a 10-year outsourcing arrangement with International Business Machines Corporation, or IBM, and Keane, Inc., or Keane, which we have estimated will result in approximately $380 to $400 million in savings over 10 years. IBM will provide information technology, or IT, services and day-to-day management of our IT infrastructure, including data center operations, support services and information distribution, while Keane will provide software applications maintenance and enhancement services. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

Revenue

Commercial and Senior Premiums. We receive per-member per-month payments on behalf of each member enrolled in our commercial HMOs and our behavioral health services, life and health insurance and dental and vision services plans. Generally, our Medicare+Choice contracts entitle us to per-member per-month payments from the Centers for Medicare and Medicaid Services, or CMS, on behalf of each enrolled Medicare beneficiary. We report prepaid health care premiums received from our commercial plans’ enrolled groups, CMS, and our senior plans’ members as revenue in the month that members are entitled to receive health care. We record premiums received in advance as unearned premium revenue.

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

Generally, since the Balanced Budget Act of 1997 went into effect, annual premium increases for Medicare+Choice members have not kept pace with increases in the costs of health care. In 2001, CMS announced that federal payments to Medicare+Choice managed care organizations are projected to increase only 2%, the guaranteed minimum required by law, in calendar year 2003. Such shortfalls in Medicare+Choice premiums compared to our health care service expenses in some of our operating areas contributed to our decision to cease offering, close enrollment, or obtain capacity limits in our Medicare+Choice plans in various counties in 2002 and 2001. These premium trends also contributed to changes in our benefits, copayments and deductibles. The following table provides information on the number of counties where we did offer or currently offer our Medicare+Choice plans for new member enrollment as of the dates indicated. Additionally, it provides information on the number of counties for which we contracted with CMS to offer our Medicare+Choice plans, as of the beginning of each calendar year indicated.

	January 1,	December 31,
	2002	2001

Counties in which we offer Secure Horizons Medicare+Choice plans for new member enrollment	64	76
Counties in which we have voluntarily closed enrollment or set capacity limits	4	28

Counties for which we contracted with CMS to offer Secure Horizons Medicare+Choice plans	68	104

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

Expenses

Commercial and Senior Health Care Services. Health care service expenses for our commercial plans and our senior plans primarily comprise payments to physicians, hospitals and other health care providers under capitated or risk-based contracts for services provided to our members. Health care service expenses also include expenses for health care provided and administrative services performed under our specialty products and services companies.

The cost of health care provided is accrued in the month services are provided to members, based in part on estimates for hospital services and other health care costs that have been incurred but not yet reported. We develop these estimates using actuarial methods based on historical data for payment patterns, cost trends, product mix, seasonality, utilization of health care services and other relevant factors. These estimates are adjusted in future periods as we receive actual claims data, and can either increase or reduce our accrued health care costs. The cost of prescription drugs covered under our commercial and senior plans is expensed when the prescription drugs are dispensed. Our commercial and senior plans also provide incentives, through a variety of programs, for health care providers that participate in those plans to control health care costs while providing quality health care. Expenses related to these programs, which are based in part on estimates, are recorded in the period in which the related services are provided.

Since 2001, the trend away from capitated contracts to risk-based and fee-for-service agreements has continued, but more slowly than in 2000. The percentages of membership by contract type at March 31, 2002, December 31, 2001 and March 31, 2001 were as follows:

	Hospital			Physician

	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2002	2001	2001	2002	2001	2001

Commercial
Capitated	46%	48%	51%	78%	79%	83%
Risk-based/fee-for-service	54%	52%	49%	22%	21%	17%
Senior
Capitated	57%	57%	62%	76%	77%	87%
Risk-based/fee-for-service	43%	43%	38%	24%	23%	13%
Total
Capitated	49%	51%	54%	78%	79%	84%
Risk-based/fee-for-service	51%	49%	46%	22%	21%	16%

In 2002, we expect this shift toward risk-based contracts to continue, but begin to stabilize. We expect commercial hospital risk-based contracts to cover approximately 56% of our membership and commercial physician risk-based contracts to cover approximately 24% of our membership by December 31, 2002. We expect senior hospital risk-based contracts to cover approximately 43% of our membership and senior physician risk-based contracts to cover approximately 24% of our membership by December 31, 2002.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Membership. Total HMO membership decreased 13% to approximately 3.2 million members at March 31, 2002 from approximately 3.7 million members at March 31, 2001. Our total HMO membership excludes employer self-funded, preferred provider organization, or PPO, indemnity and Medicare supplement members.

	At March 31, 2002			At March 31, 2001

	Commercial	Senior	Total	Commercial	Senior	Total

HMO Membership Data:
Arizona	146,000	93,300	239,300	135,500	110,000	245,500
California	1,619,000	426,600	2,045,600	1,714,000	544,300	2,258,300
Colorado	177,500	60,200	237,700	238,400	63,400	301,800
Guam	33,500	—	33,500	45,400	—	45,400
Nevada	30,300	30,100	60,400	36,100	32,100	68,200
Oklahoma	102,100	23,500	125,600	93,900	32,100	126,000
Oregon	79,400	26,600	106,000	95,000	29,100	124,100
Texas	137,300	118,000	255,300	247,200	159,900	407,100
Washington	65,500	57,100	122,600	86,200	63,600	149,800

Total HMO membership	2,390,600	835,400	3,226,000	2,691,700	1,034,500	3,726,200

Other Membership Data:
Employer self-funded	38,100	—	38,100	52,200	—	52,200
PPO and indemnity	51,200	—	51,200	44,400	—	44,400
Medicare supplement	—	14,600	14,600	—	14,700	14,700

Total other membership	89,300	14,600	103,900	96,600	14,700	111,300

Total HMO & other membership	2,479,900	850,000	3,329,900	2,788,300	1,049,200	3,837,500

	As of March 31, 2002			As of March 31, 2001

	PacifiCare			PacifiCare
	HMO	Unaffiliated	Total	HMO	Unaffiliated	Total

Specialty Membership:
Pharmacy benefit management(1)	3,226,000	1,188,000	4,414,000	3,726,200	666,600	4,392,800
Dental(2)	436,300	221,600	657,900	544,300	350,900	895,200
Behavioral health(2)	2,343,000	1,437,200	3,780,200	2,618,500	1,462,400	4,080,900

(1)	Pharmacy benefit management PacifiCare HMO membership represents members that are in our commercial or senior HMO. All of these members either have a prescription drug benefit or are able to purchase their prescriptions utilizing our retail network contracts or our mail service.

(2)	Dental and behavioral health PacifiCare HMO membership represents members that are in our commercial HMO that are also enrolled in our dental or behavioral health plan.

Commercial HMO membership decreased approximately 11% at March 31, 2002 compared to the same period in the prior year primarily due to:

•	a decrease of 95,000 members in California and 109,900 members in Texas primarily due to premium rate increases that averaged 14% in California and 12% in Texas, and provider network disruptions in both states; and

•	a decrease of 60,900 members in Colorado, primarily due to premium rate increases that averaged 25% and 2001 and 2002 county exits.

Senior HMO membership decreased approximately 19% at March 31, 2002 compared to the same period in the prior year primarily due to a decrease of 159,600 members in California and Texas primarily as a result of county exits and member disenrollments attributable to reduced benefits and increased premiums effective January 1, 2002.

PPO and indemnity membership increased approximately 15% at March 31, 2002 compared to the prior year attributable to enhanced marketing and cross-selling initiatives, primarily in California.

Pharmacy benefit management unaffiliated membership at March 31, 2002 increased approximately 78% compared to the prior year due to new membership of approximately 609,800 members attributable to increased marketing efforts, partially offset by membership losses of approximately 88,400 members.

PacifiCare dental HMO membership at March 31, 2002 decreased approximately 20% compared to the prior year primarily due to senior membership losses in California, attributable to dental benefit changes effective January 1, 2002. Dental unaffiliated membership at March 31, 2002 decreased approximately 37% compared to the prior year due to commercial member disenrollments in California.

PacifiCare behavioral health HMO membership at March 31, 2002 decreased approximately 11% compared to the prior year due to disenrollments resulting from renewal premium rate increases primarily in Colorado and Texas. Behavioral health unaffiliated membership at March 31, 2002 was comparable to the prior year.

Commercial Premiums. Commercial premiums increased 2% or $21 million to $1.3 billion for the three months ended March 31, 2002, from $1.2 billion for the three months ended March 31, 2001 as follows:

Three Months Ended
March 31, 2002

(amounts in millions)
Premium rate increases that averaged 15%	$159
Net membership decreases, primarily in California, Colorado and Texas	(138)

Increase over prior year	$21

Senior Premiums. Senior premiums decreased 11% or $185 million to $1.5 billion for the three months ended March 31, 2002, from $1.7 billion for the three months ended March 31, 2001 as follows:

Three Months Ended
March 31, 2002

(amounts in millions)
Premium rate increases that averaged 10%	$147
Membership decreases, primarily in California	(332)

Decrease over prior year	$(185)

Because the Benefits Improvement and Protection Act of 2000, or BIPA, became effective March 2001, the prior year included only one month of BIPA, compared to three months included for the three months ended March 31, 2002, resulting in the 10% average premium rate increase.

Other Income. Other income increased 22% or $9 million to $47 million for the three months ended March 31, 2002, from $38 million for the three months ended March 31, 2001. The increase was primarily due to higher rebates and increased mail-service revenues of our pharmacy benefit management subsidiary.

Net Investment Income. Net investment income decreased 37% or $11 million to $19 million for the three months ended March 31, 2002, from $30 million for the three months ended March 31, 2001. This decrease was primarily due to lower pretax rates of return as a result of Federal Reserve rate reductions in 2001.

Consolidated Medical Loss Ratio. The consolidated medical loss ratio (health care services as a percentage of premium revenue) decreased for the three months ended March 31, 2002 compared to the same period in the prior year.

	Three Months Ended
	March 31,

	2002	2001

Medical loss ratio:
Consolidated	88.8%	90.2%
Commercial	87.5%	89.5%
Senior	89.8%	90.7%

Commercial Medical Loss Ratio. The commercial medical loss ratio includes results from our specialty HMO and indemnity insurance operations. Our commercial medical loss ratio decreased to 87.5% for the three months ended March 31, 2002, from 89.5% for the same period in 2001. This decrease was driven by significant premium rate increases, net of membership losses described above, that outpaced an increase in commercial health care costs on a per-member per-month basis.

For the three months ended March 31, 2002, the $6 million decrease in commercial health care costs compared to the prior year, on an absolute dollar basis, was due to the significant decline in commercial membership. However, on a per-member per-month basis, these costs increased to $149.35, or 12%, for the three months ended March 31, 2002, from $132.84 for the same period in 2001. The per-member per-month increase was due primarily to increases in physician costs, inpatient hospital costs and pharmacy costs.

Senior Medical Loss Ratio. The senior medical loss ratio for 2002 includes results from our indemnity insurance operations for the Medicare supplement and Senior supplement products. We have not restated the prior-year period to include senior indemnity insurance operations because such results, which were previously included in our commercial medical loss ratio, were not material to senior premiums or senior health care costs in total. Our senior medical loss ratio decreased to 89.8% for the three months ended March 31, 2002, from 90.7% for the same period in 2001. This decrease was driven by significant premium rate increases, net of membership losses described above, that outpaced an increase in senior health care costs on a per-member per-month basis. Additionally, the three months ended March 31, 2002 included three full months of premium rate increases attributable to BIPA. Because BIPA became effective March 1, 2001, the prior year period included only one month of BIPA increases.

For the three months ended March 31, 2002, the $182 million decrease in senior health care costs compared to the prior year, on an absolute dollar basis, was due to the significant decline in senior membership. However, on a per-member per-month basis, these costs increased to $536.61, or 9%, for the three months ended March 31, 2002, from $494.79 for the same period in 2001. The per-member per-month increase was due primarily to increases in physician costs and inpatient hospital costs partially offset by a decrease in pharmacy costs attributable to pharmacy benefit reductions effective January 1, 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $17 million to $310 million for the three months ended March 31, 2002, from $293 million for the three months ended March 31, 2001. For the quarter ended March 31, 2002, selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income) increased compared to the same period in the prior year primarily due to the $156 million decline in operating revenue (excluding net investment income). Our expectation for selling, general and administrative expenses as a percentage of operating revenue for 2002 is that the percentage will rise to at least 11.5%, primarily as a result of the $80 million that we expect to spend for IT investments, PBM expansion and a branding advertising campaign. We plan to fund these expenditures in part through savings from the restructuring program that we began in the fourth quarter of 2001.

	Three Months Ended
	March 31,

	2002	2001

Selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income)	10.9%	9.8%

Impairment, Disposition, Restructuring, Office of Personnel Management (“OPM”) and Other (Credits) Charges. We recognized pretax credits of approximately $13 million ($8 million or $0.23 diluted earnings per share, net of tax) during the first quarter of 2002. See Notes 5 and 6 of the Notes to Condensed Consolidated Financial Statements.

Interest Expense. Interest expense decreased 20% or $4 million to $16 million for the three months ended March 31, 2002 from $20 million for the three months ended March 31, 2001 due to lower outstanding debt balances due to payments made on our credit facility during 2001 and 2002, and lower overall interest rates paid on our credit facility, as a result of Federal Reserve rate reductions in 2001.

Provision for Income Taxes. The effective income tax rate was 37.3% for the quarter ended March 31, 2002, compared with 47.5% for the quarter ended March 31, 2001. The decrease was primarily attributable to our adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, effective for the first quarter of 2002, goodwill is no longer being amortized. Because a significant portion of our goodwill amortization was nondeductible, this accounting change caused a significant reduction to our effective tax rate.

Reconciliation of Reported Results to Pro Forma Results. In our first quarter 2002 earnings announcement, we disclosed pro forma results as described in the following table. See Note 4 and 5 of the Notes to Condensed Consolidated Financial Statements.

	Three Months Ended
						Year Ended
	March 31,	March 31	June 30,	September 30,	December 31,	December 31,
	2002	2001	2001	2001	2001	2001

	(amounts in millions)
Net (loss) income:
As reported	$(859)	$13	$15	$17	$(26)	$19
Cumulative effect of a change in accounting principle, net of tax	897	—	—	—	—	—
Office of Personnel Management credits, net of tax	(8)	—	—	—	—	—
Impairment, disposition, restructuring and other (credits) charges, net of tax	—	(1)	—	2	38	39
Gain on early retirement of debt, net of tax	—	—	—	(1)	—	(1)

Pro forma net income	$30	$12	$15	$18	$12	$57

Goodwill amortization adjustment(1)	—	14	15	15	14	58

Pro forma net income, as adjusted(1)	$30	$26	$30	$33	$26	$115

Diluted (loss) earnings per share:
As reported	$(24.86)	$0.39	$0.45	$0.50	$(0.77)	$0.55
Cumulative effect of a change in accounting principle, net of tax	25.96	—	—	—	—	—
Office of Personnel Management credits, net of tax	(0.23)	—	—	—	—	—
Impairment, disposition, restructuring and other (credits) charges, net of tax	—	(0.02)	—	0.04	1.11	1.13
Gain on early retirement of debt, net of tax	—	—	—	(0.02)	—	(0.02)

Pro forma net income	$0.87	$0.37	$0.45	$0.52	$0.34	$1.66

Goodwill amortization adjustment(1)	—	0.42	0.42	0.43	0.42	1.69

Pro forma net income, as adjusted(1)	$0.87	$0.79	$0.87	$0.95	$0.76	$3.35

Operating income (loss):
As reported	$77	$45	$51	$50	$(19)	$127
Office of Personnel Management credits	(13)	—	—	—	—	—
Impairment, disposition, restructuring and other (credits) charges	—	(1)	—	3	59	61

Pro forma operating income	$64	$44	$51	$53	$40	$188

Goodwill amortization adjustment(1)	—	14	15	15	15	59

Pro forma operating income, as adjusted (1)	$64	$58	$66	$68	$55	$247

Operating income (loss) as a percentage of operating revenue:(2)
As reported	2.0%	0.5%	0.6%	0.9%	(1.5)%	0.1%
Pro forma operating income as a percentage of operating revenue(2)	1.6%	0.5%	0.6%	0.9%	0.6%	0.7%
Pro forma operating income as a percentage of operating revenue, as adjusted(1)(2)	1.6%	1.0%	1.1%	1.4%	1.1%	1.2%

(1)	As adjusted for the goodwill nonamortization provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, as of January 1, 2001.

(2)	Excluding net investment income.

Liquidity and Capital Resources

Operating Cash Flows. Our consolidated cash, equivalents and marketable securities decreased $502 million or 25% to $1.5 billion at March 31, 2002, from $2.0 billion at December 31, 2001 because there was no advance CMS payment received in March 2002 for April 2002.

Cash flows provided by operations, excluding the impact of unearned premium revenue, were $83 million during the three months ended March 31, 2002 compared to cash flows provided by operations, excluding the impact of unearned premium revenue of $69 million during the three months ended March 31, 2001. The increase was primarily related to changes in assets and liabilities as discussed below in “Other Balance Sheet Explanations.”

Investing Activities. For the three months ended March 31, 2002, we used $94 million for investing activities compared to $105 million used during the three months ended March 31, 2001. We purchased $76 million of marketable securities in 2002 to obtain longer-duration securities with higher yields during a period of falling interest rates, compared to $83 million of marketable securities purchased in the prior year.

Financing Activities. For the quarter ended March 31, 2002, we used $25 million of cash for financing activities compared to $9 million used during the three months ended March 31, 2001. The changes were as follows:

•	Net payments of $25 million on long-term debt as of March 31, 2002. On January 2, 2002, we paid and permanently retired $25 million of the outstanding balance on our term loan with proceeds we received from computer equipment sold to IBM. No significant payments were made during the same period in 2001; and

•	We paid $9 million to three minority stockholders for all outstanding stock of our consolidated minority subsidiary during the three months ended March 31, 2001. No payments were made to minority stockholders during the three months ended March 31, 2002.

In April 2002, we executed an amendment with our lenders to extend the maturity date of our senior credit facility to January 2005. The extension is conditioned on the reduction of our senior credit facility by $250 million prior to January 2003. In connection with the amendment, we reduced the senior credit facility by $40 million in April 2002, and will repay $10 million in June 2002. In addition, the senior credit facility will amortize $25 million per quarter beginning July 2, 2002. All payments after April 18, 2002 will be applied to the remaining $210 million reduction that is required by January 2, 2003. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

The interest rates per annum applicable to amounts outstanding under the term loan and revolving credit facility are, at our option, either the administrative agent’s publicly announced “prime rate” (or, if greater, the Federal Funds Rate plus 0.5%) plus a margin of 4% per annum, or the rate of Eurodollar borrowings for the applicable interest period plus a margin of 5% per annum. These margins will each be increased by 0.5% per annum as of July 2, 2003 in the event that we are not able to reduce the aggregate commitments under our senior credit facility to $400 million or less on or before July 2, 2003. Based on our outstanding balance under the senior credit facility at the end of the first quarter, which was prior to the amendment and its related increase in our interest rates, our average overall interest rate, excluding the facility fee, was 5.7% per annum. In connection with the April 2002 amendment of the senior credit facility, we paid approximately $13 million in amendment fees and expenses that will be amortized over the remaining life of the senior credit facility.

The terms of the senior credit facility contain various covenants usual for financings of this type, including a minimum net worth requirement, a minimum fixed-charge coverage requirement and a minimum leverage ratio. At March 31, 2002, we were in compliance with all such covenants.

Our ability to repay debt depends in part on dividends and cash transfers from our subsidiaries. Nearly all of the subsidiaries are subject to HMO regulations or insurance regulations and may be subject to substantial supervision by one or more HMO or insurance regulators. Subsidiaries subject to regulation must meet or exceed various capital standards imposed by HMO or insurance regulations, which may from time to time impact the amount of funds the subsidiaries can pay to us. Our subsidiaries are not obligated to make funds available to us and creditors of our subsidiaries have superior claims to our subsidiaries’ assets. Additionally, from time to time, we advance funds in the form of a loan or capital contribution to our subsidiaries to assist them in satisfying state financial requirements. We may provide additional funding to a subsidiary if a state regulator imposes additional financial requirements due to concerns about the financial position of the subsidiary or if there is an adverse effect resulting from changes to the risk-based capital requirements. This may in turn affect the subsidiary’s ability to pay dividends or make other cash transfers.

We will seek to permanently retire at least $210 million of indebtedness under our senior credit facility, required to be retired by January 2, 2003 to extend its maturity date to January 3, 2005, from a combination of internally generated cash flows, draws on our equity line of credit (discussed below and in Note 2 of the Notes to Condensed Consolidated Financial Statements) and other equity and debt financing alternatives. In addition, we may also seek to refinance the $88 million in senior notes that mature in September 2003. Our debt is rated below investment grade by the major credit rating agencies. As of April 2002, Moody’s rating of our long-term debt was B2 with a negative outlook, Standard and Poors’ rating was BB- with a stable outlook and Fitch IBCA’s rating was BB- with an evolving outlook. Consequently, our ability to refinance our debt in capital markets is limited to non-investment grade debt and equity or equity-linked instruments. We may not be able to refinance all or any portion of this debt or do so on terms favorable to us. We may need to draw upon the remaining amounts available to us under our equity line of credit with Acqua Wellington (approximately $141 million as of April 30, 2002) and/or raise additional capital to retire a portion of our debt, and additional capital may not be available on terms favorable to us. Any issuance of equity or equity-linked securities may result in substantial dilution to our stockholders.

In December 2001, we entered into an equity line of credit arrangement with Acqua Wellington, an institutional investor, for the purchase by Acqua Wellington of up to 6.9 million shares or $150 million in our common stock. In April 2002, we concluded a draw down of our equity line of credit with Acqua Wellington. As a result of this draw down, we sold 420,720 shares to Acqua Wellington for an average price of $21.39 per share. The total proceeds from the sale were approximately $9 million.

We expect to fund our working capital requirements and capital expenditures during the next twelve months from our cash flow from operations. We have taken a number of steps to increase our cash flow from operations, including premium increases, increased marketing for specialty product lines and the introduction of new products as well as exits from unprofitable markets and cost savings initiatives, including our restructuring announced in December 2001 and our outsourcing of our IT infrastructure and software maintenance. If our cash flows are less than we expect due to one or more of the risk factors described in “Forward-Looking Statements,” or our cash flow requirements increase for reasons we do not currently foresee, then we may need to draw down our remaining available funds ($54 million as of April 18, 2002 and declining each quarter) on our revolving credit facility, which matures in January 2005 if we are able to permanently retire at least $210 million of indebtedness under our senior credit facility on or prior to January 2, 2003. A failure to comply with any covenant in the senior credit facility could make these funds unavailable. We also may be required to take additional actions to reduce our cash flow requirements, including the deferral of planned investments aimed at reducing our selling, general and administrative expenses. The deferral or cancellation of any investments could have a material adverse impact on our ability to meet our short-term business objectives.

Other Balance Sheet Change Explanations

Receivables, Net. Receivables, net as of March 31, 2002, decreased $27 million from December 31, 2001 as follows:

•	$20 million decrease in provider receivables, primarily due to additional reserves recorded for various providers, primarily in California and Texas; and

•	$20 million decrease in trade receivables, primarily due to the collection of 2001 prescription drug rebates and the impact of lower 2002 rebates earned due to prescription drug benefit changes; partially offset by

•	$13 million increase in other receivables, primarily related to the cash expected to be collected in the first quarter of 2002 as part of the OPM settlement.

Goodwill and Intangible Assets, Net. Goodwill and intangible assets as of March 31, 2002 decreased 43% from December 31, 2001 due to a $929 million goodwill impairment charge (before the deferred tax impact) and $5 million of intangible amortization expense. As more fully described in Note 4 of the Notes to Condensed Consolidated Financial Statements, we recorded impairment charges as the cumulative effect of a change in accounting principle in connection with our adoption of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

Medical Claims and Benefits Payable. The majority of our medical claims and benefits payable represent liabilities related to our risk-based contracts. Under risk-based contracts, claims are payable once incurred and cash disbursements are made to health care providers for services provided to members after the related claim has been submitted and adjudicated. Under capitated contracts, health care providers are prepaid on a fixed-fee per-member per-month basis, regardless of the services provided to members. The liabilities that arise for capitated contracts relate to timing issues primarily due to membership changes that may occur. As of March 31, 2002, approximately 79% of medical claims and benefits payable are attributable to risk-based contracts.

Medical claims and benefits payable as of March 31, 2002 decreased $17 million from December 31, 2001 primarily due to the following:

•	$65 million decrease in claims incurred but not reported or not paid due to a 13% decrease in senior risk membership; and

•	$21 million decrease in claims incurred but not reported or not paid due to increased speed in claims payments; partially offset by

•	$53 million increase in claims incurred but not reported or not paid due to health care cost trend increases;

•	$15 million increase in withhold pools due to the withholding of capitation for groups for which we administer claims, that were fee-for-service contracts in 2001, primarily in California; and

•	$1 million increase in other provider liabilities.

Stockholders’ Equity. The decreases in treasury stock and additional paid-in capital from December 31, 2001 were primarily due to the reissuance of approximately 191,000 shares of treasury stock in connection with our employee benefit plans during the first quarter of 2002.

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

RISK FACTORS

We cannot predict whether we will be able to replace some or all of our lost revenue from our Medicare+Choice products with new sources of revenue. Without a replacement for any lost revenue from our Medicare+Choice products, our results of operations could be adversely affected.

We have reduced our participation in the Medicare+Choice program, which has accounted for more than 50% of our total revenue in each year since 1998, because of shortfalls in Medicare+Choice premiums compared to our rising health care service expenses and increased Medicare administration costs. Such shortfalls contributed to our decision to cease offering or close enrollment in our Medicare+Choice products in various counties in 2000, 2001 and 2002. These revenue trends also contributed to changes in our benefits, copayments and deductibles.

We also expect to experience voluntary attrition, which may be significant, in our Medicare+Choice membership as we continue to scale back benefits and increase monthly premiums under our Medicare+Choice products to achieve more profitable levels. Our market exits have so far resulted in a reduction of approximately 50,000 members in January 2002. Enrollment lock-in will be effective beginning July 1, barring legislative action, so we expect to record all voluntary attrition for 2002 by the end of the second quarter 2002. We cannot predict the magnitude of voluntary attrition. In 2001, CMS announced that federal payments to Medicare+Choice managed care organizations are projected to increase only 2%, the guaranteed minimum required by law, in calendar year 2003 and we expect we will continue to reduce our participation in the Medicare+Choice program if federal funding for the Medicare+Choice program does not increase. To the extent that we continue to reduce our participation in the Medicare+Choice program, our revenue will decline unless lost revenue from our Medicare+Choice products is replaced with revenue from other sources, such as our new Medicare supplement product offerings or other lines of business. We cannot predict whether we will be able to replace some or all of our lost revenue from our Medicare+Choice products with new sources of revenue. Without a replacement for any lost revenue from our Medicare+Choice products, our results of operations could be adversely affected, for example by increasing our administrative costs as a percentage of our revenue.

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

Our future profitability will depend in part on accurately pricing our products, predicting health care costs and on our ability to control future health care costs.

We use our underwriting systems to establish and assess premium rates based on accumulated actuarial data, with adjustments for factors such as claims experience and hospital and physician contract changes. Our future profitability will depend in part on our ability to predict health care costs, and control future health care costs through underwriting criteria, medical management programs, product design and negotiation of favorable provider and hospital contracts. Changes in utilization rates, demographic characteristics, the regulatory environment, health care practices, inflation, new technologies, continued consolidation of physician, hospital and other provider groups and numerous other factors may adversely affect our ability to predict and control health care costs as well as our financial condition, results of operations or cash flows.

Our financial and operating performance could be adversely affected by a reduction in revenue caused by membership losses, a failure to achieve expected membership levels in new products or products targeted for growth or lower-than-expected premiums.

We expect our revenues to decline during 2002, compared with 2001 revenues. A loss of profitable membership, an inability to increase commercial membership in targeted markets, including unaffiliated membership in our PBM and other specialty businesses, including our PPO and Medicare supplement products, an inability to gain market acceptance and expected membership in new product lines, including our PPO and Medicare supplement products, or an inability to achieve expected premium increases could negatively affect our financial position, results of operations or cash flows. Factors that could contribute to the loss of membership, failure to gain new members in targeted markets or new product lines, or lower premiums include:

•	the effect of premium increases, benefit changes and member-paid supplemental premiums and copayments on the retention of existing members and the enrollment of new members;

•	the inability of our marketing and sales plans to attract new customers or retain existing customers for existing products and new products;

•	the member’s assessment of our benefits, quality of service, our ease of use and our network stability for members in comparison to competing health plans;

•	our exit from selected service areas, including Medicare+Choice markets;

•	our limits on enrollment of new Medicare+Choice members in selected markets, through a combination of capacity waivers and voluntary closure notices;

•	reductions in work force by existing customers and/or reductions in benefits purchased by existing customers;

•	negative publicity and news coverage about us or litigation or threats of litigation against us; and

•	the loss of key sales and marketing employees.

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

In 2001, the Texas legislature adopted changes to legislation that may affect contracts that our Texas subsidiary enters into or renews with its delegated network providers after January 1, 2002. State regulators may take the position that this legislation provides that HMOs are liable for paying individual provider claims that are otherwise the financial responsibility of the capitated physician group if the HMO does not comply with the oversight requirements of the legislation. See Note 6 of the Notes to Condensed Consolidated Financial Statements. We cannot predict whether the financial condition of our Texas providers will continue to deteriorate. To the extent that we do not accurately estimate the timing, amount or outcome of claims asserted against us based on providers with whom we have capitated contracts and who become insolvent, our results of operations or cash flows for a future period could be materially and adversely affected.

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

We have regulatory risk for the accurate and timely processing and payment of claims. If we are unable to handle continued increased claims volume, we may be subject to regulatory censure and penalties, which could have a material adverse effect on our operations and results of operations. In addition, if our claims processing system is unable to handle such increased claims volume, the data we use for our IBNR estimates could be incomplete and our ability to estimate claims liabilities and establish adequate reserves could be adversely affected. See Note 6 of the Notes to Condensed Consolidated Financial Statements.

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

During 2002, we expect our selling, general and administrative expenses, net of savings from our December 2001 restructuring, to increase in connection with a new advertising campaign, new technology initiatives, increased expenses to market our PBM to unaffiliated members and plan sponsors, and expenses to expand our electronic prescription capabilities. Despite our efforts to control our selling, general and administrative expenses, these expenses could increase more than we anticipate as a result of a number of factors, which could adversely impact our profitability. These factors include:

•	our need for additional investments in medical management, underwriting and actuarial resources and technology;

•	our need for increased claims administration, personnel and systems;

•	the necessity to comply with regulatory requirements, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA;

•	the success or lack of success of our marketing and sales plans to attract new customers, and create customer acceptance for new products;

•	our need for additional advertising, marketing, administrative or management information systems expenditures;

•	our ability to estimate costs for our self-insured retention for medical malpractice claims; and

•	our inability to achieve efficiency goals and resulting cost savings from announced restructuring or other initiatives.

In addition, our selling, general and administrative expenses as a percentage of our revenue could increase due to changes in our product mix between senior and commercial products and expected declines in our revenue, and could be adversely affected if we exit Medicare+Choice markets without replacing our revenue from those markets with revenue from other sources, such as our new Medicare supplement product offerings. If we do not generate expected cash flow from operations, we could be forced to postpone or cancel some of these planned investments, which would adversely affect our ability to meet our short-term strategic plan.

We may not accurately estimate the amounts we will need to spend to comply with HIPAA, which may adversely affect our ability to execute portions of our business strategy or our expenses.

HIPAA includes administrative simplification provisions directed at standardizing transactions and codes and seeking protections for confidentiality and security of patient data. We expect to modify all of our information systems and business processes to comply with HIPAA regulations regarding standardizing transactions and codes. We also expect to incur expense developing systems and refining processes and contracts to comply with HIPAA. We currently estimate that our HIPAA compliance costs will approximate $27 million in 2002 as well as another $3 million in capital expenditures. We continue to evaluate the work required to meet HIPAA requirements and mandated compliance timeframes. To the extent that our estimated HIPAA compliance costs are less than our actual HIPAA compliance costs, amounts we had budgeted for other purposes will need to be used for HIPAA compliance which may adversely affect our ability to execute portions of our business strategy or may increase our selling, general and administrative expenses.

We are subject to several lawsuits brought by health care providers and members alleging that we engage in a number of improper practices, as well as a lawsuit brought by the State of Texas. Depending upon their outcome, these lawsuits could result in material liabilities to us or cause us to incur material costs, to change our operating procedures or comply with increased regulatory requirements.

Health care providers and members are currently attacking practices of the HMO industry through a number of lawsuits, including purported class action lawsuits brought against us and other HMOs. The lawsuits brought by health care providers allege that HMOs’ claims processing systems automatically and impermissibly alter codes included on providers’ reimbursement/ claims forms to reduce the amount of reimbursement, and that HMOs impose unfair contracting terms on health care providers, impermissibly delay making capitated payments under their capitated contracts, and negotiate capitation payments that are inadequate to cover the costs of health care services provided. The lawsuits brought by members allege that HMOs engage in a number of purportedly undisclosed practices designed to limit the amount and cost of health care services provided to members. These alleged practices include:

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

The lawsuit brought by the State of Texas alleges that we violated Texas laws in connection with our administration of our capitated contracts with three insolvent physician groups.

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

From time to time, we are involved in legal proceedings that involve claims for coverage encountered in the ordinary course of business. We, like other HMOs and health insurers generally, exclude payment for some health care services from coverage under our HMO and other plans. We are, in the ordinary course of business, subject to the claims of our members arising out of decisions to deny or restrict reimbursement for services, including medical malpractice claims related to our taking a more active role in managing the cost of medical care. In addition, we may be subject to more claims of this nature from our Medicare+Choice members that will be litigated in state court, rather than under the Medicare Act’s administrative review process, based on a California Supreme Court decision that the United States Supreme Court declined to review. The loss of even one such claim, if it results in a significant punitive damage award, could have a material adverse effect on our business. In addition, our exposure to potential liability under punitive damage theories may significantly decrease our ability to settle these claims on reasonable terms. We maintain general liability, property, managed care errors and omissions and medical malpractice insurance coverage. We are at risk for our self-insured retention on these claims and are substantially self-insured for medical malpractice claims. Coverages typically include varying and increasing levels of self-insured retention or deductibles that increase our risk of loss.

Regulators could terminate or elect not to renew our Medicare contracts, change the program or its regulatory requirements, or audit our proposals for Medicare plans, all of which could materially affect our revenue or profitability from our Medicare+Choice products.

The Medicare program has accounted for more than 50% of our total revenue in each year since 1998. CMS regulates the benefits provided, premiums paid, quality assurance procedures, marketing and advertising for our Medicare+Choice products. CMS may terminate our Medicare+Choice contracts or elect not to renew those contracts when those contracts come up for renewal every 12 months. The loss of Medicare contracts or changes in the regulatory requirements governing the Medicare+Choice program or the program itself could have a material adverse effect on our financial position, results of operations or cash flows.

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

In the future, we may announce dispositions of assets or product exits as we continue to evaluate whether our subsidiaries or products fit within our business strategy. We may also record goodwill or long-lived asset impairment charges if one or more of our subsidiaries with operating losses generates less operating cash flows than we currently expect. In addition, as we refocus and retool our work force as part of attempting to improve our operating performance, we expect some positions to change or be eliminated, which could result in future restructuring charges. We cannot be certain that dispositions, impairments or restructuring activities will not result in additional charges. In addition, disposition or restructuring charges could have a material adverse effect on our results of operations or cash flows.

We have a significant amount of indebtedness and it is approaching maturity, which could adversely affect our operations.

We will seek to permanently retire at least $210 million of indebtedness under our senior credit facility, required to be retired by January 2, 2003 to extend its maturity date to January 3, 2005, from a combination of internally generated cash flows, draws on our equity line of credit and other equity and debt financing alternatives. In addition, we may also seek to refinance $88 million in senior notes that mature in September 2003. Our debt is rated below investment grade by the major credit rating agencies. Consequently, our ability to refinance our debt in capital markets is limited to non-investment grade debt and equity or equity-linked instruments. Any non-investment grade debt securities that we issue will likely carry interest rates that increase our debt service requirements. In addition, indebtedness under our senior credit facility bears interest at variable rates, and our interest rates on borrowings recently increased. If market interest rates increase, our debt service requirements will increase even more.

Our significant indebtedness and its approaching maturity poses risks to our business, including the risks that:

•	we may not be able to refinance all or any portion of our indebtedness or do so on terms favorable to us, whether by issuing non-investment grade securities, equity securities, equity-linked securities or otherwise;

•	we will use a substantial portion of our consolidated cash flow from operations to pay principal and interest on our debt, thereby reducing the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes, including executing our business strategy of diversifying our product offerings and making planned investments in our branding campaign, the marketing of our specialty products and technology initiatives for further streamlining our operations;

•	insufficient cash flow from operations may force us to sell assets, or seek additional capital, which we may be unable to do at all or on terms favorable to us;

•	our level of indebtedness may make us more vulnerable to economic or industry downturns; and

•	our debt service obligations increase our vulnerabilities to competitive pressures, because many of our competitors are less leveraged than we are.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The principal objective of our asset/liability management activities is to maximize net investment income, while managing levels of interest rate risk and facilitating our funding needs. Our net investment income and interest expense are subject to the risk of interest rate fluctuations. To mitigate the impact of fluctuations in interest rates, we may use derivative financial instruments, primarily interest rate swaps. During 2002 and 2001, we did not have any derivative financial instruments.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

      See Note 6 of the Notes to Condensed Consolidated Financial Statements.

Item 2: Changes In Securities

      None.

Item 3: Defaults Upon Senior Securities

      None.

Item 4: Submission of Matters to a Vote of Security Holders

      None.

Item 5: Other Information

      None.

Item 6: Exhibits and Reports on Form 8-K

      (a) Exhibit Index

Exhibit
Number	Description

15	Letter re: Unaudited Interim Financial Information
20	Independent Accountants’ Review Report
99.1	Amendment No. 3, dated as of April 18, 2002, to the Amended and Restated Credit Agreement, dated as of August 20, 2001, among the Registrant, the Subsidiary Guarantors parties thereto, the banks and financial institutions and other institutional lenders listed on the signature pages thereto as the Lenders, the bank listed on the signature pages thereof as the Initial Issuing Bank (the “Initial Issuing Bank and together with the Lenders, the “Lender Parties”) and the Swing Line Bank, Banc of America Securities LLC and J.P. Morgan Securities Inc. as co-lead arrangers, and Banc of America Securities LLC, J.P. Morgan Securities Inc. and Salomon Smith Barney Inc. as joint book-running managers, Bank of America, N.A., as collateral agent together with any successor collateral agent, and Bank of America, as Administrative Agent for the Lender Parties, as amended by letter amendments one and two.
99.2	Cash Collateral Account Agreement, dated as of April 18, 2002, between the Registrant and Bank of America, N.A.
99.3	Consulting Agreement, dated as of January 1, 2002, between the Registrant and David A. Reed.
99.4	Senior Executive Employment Agreement, dated as of March 1, 2002, between the Registrant and Bradford A. Bowlus.
99.5	Common Stock Purchase Agreement, dated as of December 4, 2001, by and between the Registrant and Acqua Wellington North American Equities Fund, Ltd. [incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-74812) filed on December 10, 2001].

      (b) Reports on Form 8-K:

On January 7, 2002, we announced the appointment of Joseph S. Konowiecki as Executive Vice President and General Counsel.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICARE HEALTH SYSTEMS, INC. (Registrant)

Date: May 3, 2002	By: /s/ GREGORY W. SCOTT Gregory W. Scott Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 3, 2002	By: /s/ SUSAN L. BERKEL Susan L. Berkel Senior Vice President and Corporate Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

15	Letter re: Unaudited Interim Financial Information
20	Independent Accountants’ Review Report
99.1	Amendment No. 3, dated as of April 18, 2002, to the Amended and Restated Credit Agreement, dated as of August 20, 2001, among the Registrant, the Subsidiary Guarantors parties thereto, the banks and financial institutions and other institutional lenders listed on the signature pages thereto as the Lenders, the bank listed on the signature pages thereof as the Initial Issuing Bank (the “Initial Issuing Bank and together with the Lenders, the “Lender Parties”) and the Swing Line Bank, Banc of America Securities LLC and J.P. Morgan Securities Inc. as co-lead arrangers, and Banc of America Securities LLC, J.P. Morgan Securities Inc. and Salomon Smith Barney Inc. as joint book-running managers, Bank of America, N.A., as collateral agent together with any successor collateral agent, and Bank of America, as Administrative Agent for the Lender Parties, as amended by letter amendments one and two.
99.2	Cash Collateral Account Agreement, dated as of April 18, 2002, between the Registrant and Bank of America, N.A.
99.3	Consulting Agreement, dated as of January 1, 2002, between the Registrant and David A. Reed.
99.4	Senior Executive Employment Agreement, dated as of March 1, 2002, between the Registrant and Bradford A. Bowlus.
99.5	Common Stock Purchase Agreement, dated as of December 4, 2001, by and between the Registrant and Acqua Wellington North American Equities Fund, Ltd. [incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-74812) filed on December 10, 2001].