Form 10-Q
period 2002-06-30
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 2002-08-13
CIK 1027974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

(Registrant’s Telephone Number, Including Area Code) (714) 952-1121

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

There were approximately 35,529,000 shares of common stock outstanding on July 31, 2002.

PACIFICARE HEALTH SYSTEMS, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per-share data)

	June 30,	December 31,
	2002	2001

	(unaudited)
ASSETS

Current assets:
Cash and equivalents	$422,027	$977,759
Marketable securities	1,064,715	1,062,353
Receivables, net	320,991	375,661
Prepaid expenses and other current assets	49,991	40,254
Deposits against letters of credit	23,977	—
Deferred income taxes	110,981	132,159

Total current assets	1,992,682	2,588,186

Property, plant and equipment at cost, net	165,074	166,724
Marketable securities-restricted	148,753	112,167
Restricted cash collateral for FHP senior notes	44,578	—
Goodwill, net	985,934	1,915,370
Intangible assets, net	255,397	266,616
Other assets	53,531	46,983

	$3,645,949	$5,096,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1,046,500	$1,095,900
Accounts payable and accrued liabilities	402,650	466,808
Unearned premium revenue	63,052	550,910
Long-term debt due within one year	60,620	124

Total current liabilities	1,572,822	2,113,742

Long-term debt due after one year	725,865	794,309
Deferred income taxes	106,653	137,127
Other liabilities	18,056	17,083
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; issued 47,387 shares in 2002 and 47,313 shares in 2001	474	473
Unearned compensation	(1,277)	(1,153)
Additional paid-in capital	1,559,722	1,582,566
Accumulated other comprehensive income	8,290	1,951
Retained earnings	269,625	1,108,198
Treasury stock, at cost; 11,922 shares in 2002 and 12,776 shares in 2001	(614,281)	(658,250)

Total stockholders’ equity	1,222,553	2,033,785

	$3,645,949	$5,096,046

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except per-share data)

	Three Months Ended
	June 30,

	2002	2001

Revenue:
Commercial premiums	$1,243,076	$1,198,286
Senior premiums	1,476,795	1,703,704
Other income	46,626	39,054
Net investment income	2,863	32,682

Total operating revenue	2,769,360	2,973,726

Expenses:
Health care services:
Commercial services	1,088,096	1,069,074
Senior services	1,296,222	1,538,904

Total health care services	2,384,318	2,607,978

Selling, general and administrative expenses	309,581	294,088
Amortization of intangible assets	5,845	5,891
Amortization of goodwill	—	14,802
Impairment, disposition, restructuring and other charges (credits)	18,336	(295)

Operating income	51,280	51,262
Interest expense	(18,955)	(17,834)

Income before income taxes	32,325	33,428
Provision for income taxes	12,058	18,159

Net income	$20,267	$15,269

Basic earnings per share	$0.58	$0.46

Diluted earnings per share	$0.56	$0.45

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except per-share data)

	Six Months Ended
	June 30,

	2002	2001

Revenue:
Commercial premiums	$2,494,014	$2,428,438
Senior premiums	3,023,895	3,436,139
Other income	93,218	77,120
Net investment income	21,684	62,728

Total operating revenue	5,632,811	6,004,425

Expenses:
Health care services:
Commercial services	2,182,303	2,169,749
Senior services	2,686,048	3,110,842

Total health care services	4,868,351	5,280,591

Selling, general and administrative expenses	619,424	587,007
Amortization of intangible assets	11,219	12,060
Amortization of goodwill	—	29,550
Impairment, disposition, restructuring and other charges (credits)	18,336	(1,223)
Office of Personnel Management credits	(12,851)	—

Operating income	128,332	96,440
Interest expense	(35,146)	(37,969)

Income before income taxes	93,186	58,471
Provision for income taxes	34,759	30,054

Income before cumulative effect of a change in accounting principle	58,427	28,417
Cumulative effect of a change in accounting principle	(897,000)	—

Net (loss) income	$(838,573)	$28,417

Basic (loss) earnings per share:
Income before cumulative effect of a change in accounting principle	$1.68	$0.85
Cumulative effect of a change in accounting principle	(25.75)	—

Basic (loss) earnings per share	$(24.07)	$0.85

Diluted (loss) earnings per share:
Income before cumulative effect of a change in accounting principle	$1.68	$0.84
Cumulative effect of a change in accounting principle	(25.75)	—

Diluted (loss) earnings per share	$(24.07)	$0.84

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)

	Six Months Ended
	June 30,

	2002	2001

Operating activities:
Net (loss) income	$(838,573)	$28,417
Adjustments to reconcile net (loss) income to net cash flows (used in) provided by operating activities:
Cumulative effect of a change in accounting principle	897,000	—
Depreciation and amortization	25,323	30,810
Deferred income taxes	19,383	(1,541)
Provision for doubtful accounts	19,223	10,187
Impairment, disposition, restructuring and other charges (credits)	18,336	(1,223)
Office of Personnel Management credits	(12,851)	—
Marketable and other securities impairment for other than temporary declines in value	12,543	—
Amortization of intangible assets	11,219	12,060
Employee benefit plan contributions in treasury stock	6,581	—
Amortization of capitalized loan fees	5,810	2,568
(Gain) loss on disposal of property, plant and equipment	(2,886)	1,206
Amortization of notes receivable from sale of fixed assets	(1,502)	—
Unearned compensation amortization	289	1,959
Tax benefit realized for stock option exercises	164	21
Amortization of discount on 10 3/4% senior notes	48	—
Amortization of goodwill	—	29,550
Changes in assets and liabilities:
Receivables, net	36,949	2,432
Prepaid expenses and other assets	(7,940)	753
Medical claims and benefits payable	(49,400)	(145,800)
Accounts payable and accrued liabilities:
Payments for Office of Personnel Management settlement, net of amounts received	(53,875)	221
Other changes in accounts payable and accrued liabilities	5,186	8,102
Unearned premium revenue	(487,858)	4,921

Net cash flows used in operating activities	(396,831)	(15,357)

Investing activities:
Purchase of marketable securities-restricted	(81,164)	(23,125)
Purchase of property, plant and equipment	(33,195)	(37,113)
Proceeds from the sale of property, plant and equipment	12,408	107
Purchase of marketable securities, net	(4,809)	(177,308)
Net cash paid for acquisitions	—	(500)

Net cash flows used in investing activities	(106,760)	(237,939)

Table continued on next page.

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited)
(amounts in thousands)

	Six Months Ended
	June 30,

	2002	2001

Financing activities:
Proceeds from the sale of 10 3/4% senior notes, net of discount	497,145	—
Principal payments on senior credit facility	(461,578)	(30,279)
Principal payments on FHP senior notes	(40,515)	—
Loan fees	(32,539)	—
Deposits against letters of credit	(23,977)	—
Proceeds from draw down under equity commitment arrangement	8,928	—
Proceeds from issuance of common stock	414	41
Employee benefit plan stock registration fees	(19)	—
Purchase of minority interest in consolidated subsidiary	—	(8,821)

Net cash flows used in financing activities	(52,141)	(39,059)

Net decrease in cash and equivalents	(555,732)	(292,355)
Beginning cash and equivalents	977,759	1,251,635

Ending cash and equivalents	$422,027	$959,280

Supplemental cash flow information:
Cash paid during the year for:
Income taxes, net of refunds	$(9,143)	$(17,686)
Interest	$28,665	$46,046
Supplemental schedule of noncash investing and financing activities:
Details of cumulative effect of a change in accounting principle:
Goodwill impairment	$929,436	$—
Less decrease in deferred tax liability	(32,436)	—

Goodwill impairment, net of tax	$897,000	$—

Details of accumulated other comprehensive income:
Change in market value of marketable securities	$10,096	$3,565
Less increase in deferred tax liability	(3,757)	(1,326)

Change in stockholders’ equity	$6,339	$2,239

Treasury stock reissued in exchange for retirement of long-term debt:
Treasury stock	$5,218	$—
Additional paid in capital	(2,398)	—
Long-term debt	(3,000)	—

Gain on retirement of debt	$(180)	$—

Discount on 10 3/4% senior notes	$(3,055)	$—

Stock-based compensation	$1,645	$(221)

Details of businesses acquired in purchase transactions:
Fair value of assets acquired	$—	$1,165
Less liabilities assumed or created	—	(665)

Net cash paid for acquisitions	$—	$500

Table continued from previous page.

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, needed to present fairly the financial results for these interim periods in accordance with generally accepted accounting principles, or GAAP. The consolidated results of operations presented for the interim periods are not necessarily indicative of the results for a full year.

Reclassifications. We reclassified certain prior year amounts in the accompanying condensed consolidated financial statements to conform to the 2002 presentation.

2. Long-Term Debt and Other Commitments

The following table shows the amounts outstanding under our 10 3/4% senior notes, senior credit facility, FHP senior notes and other long-term debt as of June 30, 2002:

						Proceeds
						(Payments)
			Payments			on Funding
		Proceeds	Under	Proceeds		of
	Balance	Applied	Amendment	Applied from	Repurchase	10 3/4%		Balance
	as of	from	to Senior	Equity	or Retirement	Senior	Term Loan	as of
	December 31,	Sales of	Credit	Commitment	of FHP	Notes	Facility	June 30,
	2001	Property	Facility	Arrangement	Senior Notes	Offering	Payment	2002

	(amounts in millions)
Long-term debt outstanding:
10 3/4% senior notes, net of discount	$—	$—	$—	$—	$—	$497	$—	$497
Senior credit facility:
Term loan facility	650	(35)	(32)	(4)	—	(315)	(20)	244
Revolving credit facility	55	—	—	(1)	—	(54)	—	—
FHP senior notes	88	—	—	—	(44)	—	—	44
Other	1	—	—	—	—	—	—	1

	$794	$(35)	$(32)	$(5)	$(44)	$128	$(20)	$786

Borrowing capacity available under the revolving credit facility:
Total available	$150	$(2)	$(8)	$—	$—	$(76)	$(5)	$59
Less amount outstanding(1)	(55)	—	—	1	—	54	—	—
Less letters of credit, net of deposits(1)	(33)	2	—	—	—	22	—	(9)

Remaining amount available to borrow under revolving credit facility	$62	$—	$(8)	$1	$—	$—	$(5)	$50

(1)	Amounts in parentheses indicate reductions in our borrowing availability under our revolving credit facility; amounts without parentheses indicate increases in our borrowing availability under our revolving credit facility.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2002
(unaudited)

10 3/4% Senior Notes. In May 2002, we sold $500 million in aggregate principal amount of 10 3/4% senior notes due 2009 in a private placement. The 10 3/4% senior notes were issued at 99.389%, for a discount of $3 million that will be amortized over the term of the notes. We used a portion of the net proceeds from the 10 3/4% senior notes to repay $369 million in indebtedness under our senior credit facility, including $315 million under our term loan facility and $54 million under our revolving credit facility. Additionally, we used $85 million of the net proceeds to fund a restricted cash collateral account that has been and will be used, subject to our being in compliance with the senior credit facility, to repurchase or repay the FHP senior notes prior to or on their stated maturity date. As of June 30, 2002, we had used $41 million of the restricted cash collateral account to purchase and permanently retire FHP senior notes. We also used $22 million of the net proceeds as a deposit against outstanding letters of credit under our senior credit facility. In connection with the offering of the 10 3/4% senior notes, we incurred approximately $20 million in fees that will be amortized over the term of the notes.

We may redeem the 10 3/4% senior notes at any time on or after June 1, 2006 at an initial redemption price equal to 105.375% of their principal amount plus accrued and unpaid interest. The redemption price will thereafter decline annually. We also have the option before June 1, 2005 to redeem up to $175 million in aggregate principal amount of the 10 3/4% senior notes at a redemption price of 110.750% of their principal amount plus accrued and unpaid interest using the proceeds from sales of certain kinds of our capital stock. Additionally, at any time on or prior to June 1, 2006, we may redeem the 10 3/4% senior notes upon a change of control, as defined in the indenture for the notes, at 100% of their principal amount plus accrued and unpaid interest and a “make-whole” premium.

Certain of our domestic, unregulated subsidiaries fully and unconditionally guarantee the 10 3/4% senior notes. Certain of our other domestic, unregulated subsidiaries are currently restricted from guaranteeing the 10 3/4% senior notes by the terms of the FHP senior notes, but will fully and unconditionally guarantee the 10 3/4% senior notes once we permanently repay the FHP senior notes. See Note 10, “Financial Guarantees.”

Senior Credit Facility. In April 2002, we executed an amendment with our lenders to extend the maturity date of our senior credit facility to January 3, 2005. The extension of the maturity date to January 3, 2005 was conditioned on the reduction of the senior credit facility by $250 million on or prior to January 2, 2003, and we satisfied this condition following the closing of the offering of the 10 3/4% senior notes. Since December 31, 2001, we have repaid indebtedness under the senior credit facility as follows:

•	In January 2002, we repaid $25 million under the term loan facility with proceeds from a sale of property to International Business Machines Corporation, or IBM, in connection with our information technology, or IT, outsourcing arrangement,

•	In April 2002, we repaid $32 million under the term loan facility in connection with amending our senior credit facility,

•	In May 2002, we repaid $4 million under the term loan facility and $1 million under the revolving credit facility with proceeds from a draw down on our equity commitment arrangement,

•	In May 2002, we repaid $315 million under the term loan facility and $54 million under the revolving credit facility with proceeds from the offering of the 10 3/4% senior notes,

•	In June 2002, we repaid $10 million under the term loan facility with proceeds from a sale of property, and

•	In June 2002, we repaid $20 million under the term loan facility that was scheduled to be repaid on or before July 2, 2002 under the terms of the senior credit facility.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2002
(unaudited)

As of July 2, 2002, the senior credit facility began amortizing at a rate of $25 million per quarter. Each quarterly amortization payment includes a $20 million cash payment on the term loan facility and a $5 million reduction in borrowing capacity under the revolving credit facility. As of June 30, 2002, we had $50 million in borrowing capacity available under the revolving credit facility.

The interest rates per annum applicable to amounts outstanding under the term loan facility and revolving credit facility were increased in connection with the amendment of our senior credit facility and are, at our option, either the administrative agent’s publicly announced “prime rate” (or, if greater, the Federal Funds Rate plus 0.5%) plus a margin of 4% per annum, or the rate of Eurodollar borrowings for the applicable interest period plus a margin of 5% per annum. Based on our outstanding balance under the credit facility as of June 30, 2002, our average overall interest rate, excluding the facility fee, was 5.7% per annum. In connection with the restructuring of our long-term debt, we recorded a write off of unamortized senior credit facility fees, and paid advisory fees totaling $18 million ($12 million or $0.32 diluted loss per share, net of tax) in the second quarter of 2002.

The terms of the senior credit facility contain various covenants usual for financings of this type, including a minimum net worth requirement, a minimum fixed-charge coverage requirement and a maximum debt to earnings before interest, taxes, depreciation and amortization, or EBITDA, requirement. At June 30, 2002, we were in compliance with all of these covenants. On January 23, 2002 we negotiated an amendment to our senior credit facility to exclude our restructuring charge for the fourth quarter of 2001 from all provisions of the senior credit facility. Our domestic, unregulated subsidiaries provide guarantees and have granted security interests to the lenders in substantially all of their personal property to secure our obligations under the senior credit facility. We have also pledged the equity of certain of our subsidiaries to the lenders under the senior credit facility.

FHP Senior Notes. We have $44 million in senior notes outstanding that we assumed when we acquired FHP International Corporation, or FHP, in 1997. These notes mature on September 15, 2003, and bear interest at 7% payable semiannually. As described above, $85 million of the net proceeds from the 10 3/4% senior notes offering was used to fund a restricted cash collateral account that has been and will be used, subject to our being in compliance with the senior credit facility, to repurchase or repay the FHP senior notes prior to or on their stated maturity date. As of June 30, 2002, we had used $41 million of the restricted cash collateral account to purchase and permanently retire FHP senior notes. Additionally, in May 2002, we retired $3 million of the FHP senior notes by exchanging approximately 0.1 million shares of our common stock for those FHP senior notes. We reissued treasury stock to provide the common stock used in the exchange. The FHP notes share in the collateral securing our obligations under our senior credit facility.

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

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2002
(unaudited)

In connection with the IBM outsourcing contract, we sold IBM computer equipment with a net book value of $42 million in December 2001. The consideration we received from IBM for the sale included $25 million in cash, and a note receivable for the $17 million balance. We will collect the note receivable, which bears interest at approximately 7% per annum, in the form of credits against our future base fee payments from 2002 through 2005. We used the $25 million we received from IBM to repay indebtedness under the term loan facility of our senior credit facility in January 2002.

3. Stockholders’ Equity

Minority Interest. In the first quarter of 2001, we purchased all outstanding stock of SeniorCo, Inc. from minority stockholders for $9 million. Of this amount, $6 million was paid to Compaq Computer Corporation, as a return on their original investment of $8 million. No operating results were allocated to minority stockholders in 2001.

Acqua Wellington Arrangement. In December 2001, we entered into an equity commitment arrangement with Acqua Wellington North American Equities Fund Ltd., or Acqua Wellington, an institutional investor, for the purchase by Acqua Wellington of up to 6.9 million shares or $150 million of our common stock. We have the ability to call the equity commitment for an 18-month period beginning December 26, 2001, the effective date of our registration statement relating to the equity commitment, at a price per share equal to the daily volume weighted average price of our common stock on each of the 18 consecutive trading days in a draw down period that the weighted average price is above the threshold price we determine for the applicable draw down, less a discount ranging from 3.2% to 4.7% that is based on the threshold price. We have the sole discretion to present up to 15 draw down notices to Acqua Wellington. Each draw down notice sets the threshold price and the dollar value of shares Acqua Wellington may be obligated to purchase during a draw down period. The threshold price we choose cannot be less than $11.00 per share. The threshold price we select determines the maximum dollar value of shares and the discount to the market price based upon a predetermined schedule.

In April 2002, we made a draw down under our equity commitment arrangement with Acqua Wellington. As a result of this draw down, we sold 420,720 shares to Acqua Wellington for an average price of $21.39 per share. The total proceeds from the draw down were approximately $9 million.

Treasury Stock. As of June 30, 2002, we held approximately 11.9 million shares of treasury stock totaling $614 million. These shares were purchased pursuant to an October 1999 repurchase program that allowed us to repurchase up to 12 million shares of our common stock including shares purchased from prior repurchase programs. During the six months ended June 30, 2002, we reissued approximately 0.3 million shares of treasury stock in connection with our employee benefit plans. In May 2002, we reissued 0.1 million shares of treasury stock for the early retirement of FHP senior notes. See Note 2, “Long-Term Debt and Other Commitments.” In May 2002, we also reissued 0.4 million shares of treasury stock in connection with our draw down of the Acqua Wellington equity commitment arrangement as discussed above. We have reissued, and will continue to reissue treasury stock in connection with our employee benefit plans and future draw downs, if any, under the Acqua Wellington equity commitment arrangement, or for other corporate purposes.

4. Net Investment Income

We continually monitor our investment portfolio to determine whether any declines in the value of our investments are other than temporary. Since 2000, we have invested amounts totaling $11 million in MedUnite, Inc., or MedUnite, an independent, development state company conceived and financed by several of the nation’s largest health care payors. MedUnite was organized to provide claims submission

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2002
(unaudited)

and payment, referral, eligibility and other Internet provider connectivity services. As expected, MedUnite has experienced losses and negative cash flows since its inception. We had not adjusted the carrying value of this investment based upon valuations prepared by qualified independent third parties as recently as December 2001. Those valuations were based upon financial and operational information contained in MedUnite’s business plan. We account for our investment in MedUnite under the cost method.

Since that time, MedUnite has not met its business plan or its most recent forecast for 2002, and will require additional capital to meet its objectives. Current market conditions make it difficult predict whether new capital can be raised upon terms acceptable to its shareholders. As a result, we determined that the MedUnite investment had a decline in value that was other than temporary. Therefore, we wrote down the entire $11 million investment in MedUnite in the second quarter of 2002. Additionally, we wrote down certain telecommunications investments to market value resulting in a charge of approximately $2 million. In total, we recorded a charge of $13 million ($8 million, or $0.22 diluted loss per share, net of tax) for other than temporary impairments to the value of these investments which is included in net investment income. In addition to the impairment of these investments, year-to-date realized losses on our portfolio more than offset realized gains. Finally, we experienced lower pretax rates of return on our portfolio as a result of lower investable balances and interest rates that have been declining since 2001.

We may make additional investments in MedUnite in the future. If we make additional investments in the near term, such investments, depending on the facts and circumstances at that time, would likely be expensed when made.

5. Goodwill and Intangible Assets

Goodwill. When we acquire a business, we allocate the excess of the purchase price over the fair value of the net assets acquired to goodwill and identified intangible assets. Prior to 2002, we amortized goodwill and intangible assets evenly over periods ranging from three to 40 years.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized, but is subject to impairment tests on an annual basis or more frequently if impairment indicators exist. The tests for measuring goodwill impairment under SFAS No. 142 are more stringent than the previous tests required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Under SFAS No. 121, we applied an undiscounted cash flow model to assess the fair value of our reporting units, which did not result in the recognition of goodwill impairment in 2001.

Under the guidance of SFAS No. 142, we used a discounted cash flow methodology to assess the fair values of our reporting units as of January 1, 2002. For reporting units with book equity values that exceeded the fair values, we performed a hypothetical purchase price allocation. Impairment was measured by comparing the goodwill derived from the hypothetical purchase price allocation to the carrying value of the goodwill balance. As a result, we recognized $897 million (net of $32 million of deferred tax liability reversals) of goodwill impairment as the cumulative effect of a change in accounting principle during the three months ended March 31, 2002. No goodwill impairment indicators existed for the three months ended June 30, 2002, and as a result impairment testing was not required. The following table reflects

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2002
(unaudited)

consolidated results adjusted as though the adoption of the SFAS No. 142 non-amortization of goodwill provisions occurred as of the beginning of the three and six months ended June 30, 2001:

	Three Months Ended June 30, 2001			Six Months Ended June 30, 2001

	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted

	(amounts in thousands, except per-share data)
Net income	$15,269	$14,376	$29,645	$28,417	$28,696	$57,113
Basic earnings per share	$0.46	$0.43	$0.88	$0.85	$0.86	$1.70
Diluted earnings per share	$0.45	$0.42	$0.88	$0.84	$0.85	$1.69

Under the new rules, other intangible assets will continue to be amortized over their useful lives. Future intangible asset amortization will be $22 million in 2003, $21 million in 2004, $17 million in 2005, $15 million in 2006 and $15 million in 2007. Balances of identified intangible assets, by major class, were as follows for the periods indicated:

		Accumulated
	Cost	Amortization	Net Balance

	(amounts in thousands)
Intangible assets:
Employer groups	$243,820	$95,796	$148,024
Provider networks	121,051	15,906	105,145
Other	10,729	8,501	2,228

Balance at June 30, 2002.	$375,600	$120,203	$255,397

Intangible assets:
Employer groups	$243,820	$86,738	$157,082
Provider networks	121,051	14,395	106,656
Other	10,729	7,851	2,878

Balance at December 31, 2001	$375,600	$108,984	$266,616

6.	Impairment, Disposition, Restructuring, Office of Personnel Management (“OPM”) and Other (Credits) Charges

We recognized net pretax (credits) charges for the six months ended June 30, 2002 and 2001 as follows:

				Diluted
	Quarter	Pretax (Credits)	Net-of-Tax	Earnings
	Recognized	Charges	Amount	Per Share

	(amounts in millions, except per share data)
2002
OPM credits	Total first	$(12.9)	$(8.1)	$(0.23)

Write off of unamortized senior credit facility and paid advisory fees	Total second	$18.3	$11.4	$0.32

2001
Gain from contract termination agreement	First	$(1.2)	$(0.6)	$(0.02)
Restructuring change in estimates	First	0.3	0.1	—

	Total first	$(0.9)	$(0.5)	$(0.02)

Restructuring change in estimate	Total second	$(0.3)	$(0.1)	$—

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2002
(unaudited)

Write Off of Unamortized Senior Credit Facility Fees. During the second quarter of 2002, we recognized other charges of $18 million for the write off of unamortized senior credit facility fees in connection with our repayment of a significant portion of our senior credit facility, and for advisory fees paid in connection with the restructuring of our long-term debt. See Note 2, “Long-Term Debt and Other Commitments.”

OPM. During the first quarter of 2002, we recognized OPM credits of $13 million, representing a reduction to the net liability we had established in prior periods as a result of settlements with the OPM, the U.S. Department of Justice, or DOJ, and a private individual to settle disputes and a private lawsuit under the False Claims Act regarding alleged premium overcharges to the government for the period 1990 through 1997, primarily related to contracts held by FHP health plans prior to our acquisition of FHP in 1997. See Note 7, “Contingencies — OPM and Related Litigation.”

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

Restructuring Charge.

December 2001. In December 2001, we announced a reorganization to enhance our focus on commercial business growth and to improve our operational efficiency. In connection with this reorganization, we recognized a restructuring charge of $60 million in the fourth quarter of 2001. Of the $60 million charge, approximately $34 million represented a liability for cash payments, of which $0.6 million was paid during the fourth quarter of 2001 and the remainder will be paid throughout 2002, as severance payments are completed. Approximately $20 million of this restructuring charge was for severance and related employee benefits for employees whose positions will be eliminated by December 2002. More than half of the reductions were related to consolidation and standardization of company operations. We terminated approximately 1,340 employees. As of June 30, 2002, approximately 850 employees had left and approximately 175 employees whose positions were eliminated had accepted other positions within the company. During the quarter ended June 30, 2002, we paid approximately $4 million to terminated employees.

The restructuring charge also included approximately $27 million related to our outsourcing of IT production. The charge primarily included abandoned software development projects and lease terminations. The remaining restructuring charge, or $13 million, related to lease terminations for excess office space related to the consolidation of our operations.

During 2002, we expect net annual selling, general and administrative savings of approximately $55 million as a result of our consolidation and standardization of operations from our December 2001 restructuring. We have and may continue to reinvest these savings in planned selling, general and administrative expenses, including an advertising campaign, new technology initiatives, increased marketing expense related to marketing Prescription Solutions, our pharmacy benefit management, or PBM, company to unaffiliated members and plan sponsors, and expenses related to expanding our electronic prescription capabilities.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2002
(unaudited)

The following table presents the activity through June 30, 2002, on the restructuring charge we took in 2001:

	Initial
	Pretax	Non-cash	2001	Balance at	2002	Changes in	Balance at
	Charge	Write-off	Payments	December 31, 2001	Payments	Estimate	June 30, 2002

	(amounts in millions)
December 2001 restructuring:
Lease cancellations and commitments	$39.7	$(25.8)	$—	$13.9	$(3.8)	$—	$10.1
Severance and separation benefits	20.2	—	(0.6)	19.6	(7.9)	—	11.7

Total December 2001 restructuring	$59.9	$(25.8)	$(0.6)	$33.5	$(11.7)	$—	$21.8

2000. In January and December 2000, we recognized aggregate restructuring charges of $15 million. Approximately $11 million of the restructuring charge was for severance and related employee benefits for employees whose positions were eliminated. Of the total of 770 employees terminated, 646 employees have left and 124 employees, whose positions were eliminated, accepted other positions within the company. The $4 million balance related to lease terminations for excess office space.

During the quarter ended June 30, 2002, there were no increases to the January or December 2000 restructuring charges and we made severance payments totaling approximately $0.5 million to terminated employees. As of June 30, 2002, the remaining restructuring accrual balance for lease cancellations and severance payments was approximately $3 million.

7.	Contingencies

Provider Instability and Insolvency.

General. Our insolvency expenses include write-offs of certain uncollectable receivables from providers, and the estimated cost of unpaid health care claims normally covered by our capitation payments. Depending on state law, we may be held liable for unpaid health care claims that were previously the responsibility of the capitated provider and for which we have already paid capitation. Insolvency reserves also include estimates for potentially insolvent providers that we have specifically identified, where conditions indicate claims are not being paid or claim payments have slowed considerably. We continue to monitor the financial condition of our providers where there is perceived risk of insolvency and will adjust our insolvency reserves as necessary. Information provided by groups may be unaudited, self-reported information and may not ultimately be obtained. The balance of our insolvency reserves included in medical claims and benefits payable decreased to $36 million at June 30, 2002 from $41 million at December 31, 2001, primarily due to payments.

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
June 30, 2002
(unaudited)

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

OPM and Related Litigation.

General. We have commercial contracts with OPM to provide managed health care services to federal employees, annuitants and their dependents under the Federal Employee Health Benefits Program, or FEHBP. These contracts are subject to extensive regulation, including complex rules regarding the premium rates we may charge. OPM, through its Office of Inspector General, or OIG, has the right to audit the premiums charged during any period and seek premium refunds or institute other sanctions for up to six years following that period. The final resolution and settlement of these routine audits have historically taken more than three years and as many as seven years. We have established a formal compliance program to specifically address potential issues that may arise from the FEHBP rating process, to work with OPM to understand its interpretation of the rules and guidelines prior to completion of the rating process, to standardize the FEHBP rating process among all of our health maintenance organizations, or HMOs, and to help reduce the likelihood that government audits will result in any significant findings.

OPM Litigation. On April 12, 2002, we resolved issues raised in various audits of our health plans by the OIG, as well as the False Claims investigations of the DOJ and the private lawsuit under the False Claims Act. The settlement primarily related to contracts we acquired through our merger with FHP in 1997. As previously disclosed, the OIG and others alleged that the former FHP Arizona, California, Colorado, Guam and Ohio HMO subsidiaries, as well as the former FHP Illinois, New Mexico and Utah HMO subsidiaries that we sold in 1997 and 1998, substantially overcharged the government for premiums from 1990 through 1997. The allegations were referred to the DOJ for review of potential claims under the False Claims Act. In addition, a private individual filed a complaint under the False Claims Act in 1998 that remained under seal until the settlement. The OIG also conducted audits of our Oregon HMO for contract years 1991 through 1996 and our California HMO for contract years 1993 through 1996 and referred these audits to the DOJ for potential claims under the False Claims Act. The settlement resolved issues raised in OIG’s various audits of these 10 health plans, as well as the False Claims investigations of the DOJ and the private lawsuit under the False Claims Act.

The settlement requires us to pay $88 million. We paid $68 million in April 2002, and will pay $10 million by each of October 2002 and April 2003, with each of the $10 million payments being inclusive of interest. As part of the settlement, we received from OPM in the second quarter of 2002 approximately $15 million in premiums that were either withheld pending resolution of these audits or were not paid by OPM for 2001 and earlier periods. The settlement resulted in OPM credits of $13 million ($8 million or $0.23 diluted earnings per share, net of tax) that we recorded in the first quarter of 2002, representing a reduction to the net liability we had established in prior periods. The $88 million settlement includes approximately $67 million paid out of fully funded reserves by our operating subsidiaries, and $21 million paid by the parent company on behalf of health plans we no longer own. We did not admit to any wrongdoing as part of the settlement. The settlement preserves our right to seek recovery from OPM of premium underpayments, if any, for understatements of membership census during the contracts years covered by the settlement.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2002
(unaudited)

Class Action Legal Proceedings. On November 21, 2000, Michael Russ filed a purported class action complaint against us and several of our present and former directors and executive officers in the Central District of California. This complaint was consolidated with other subsequent complaints into a single proceeding. The complaints relate to the period between October 27, 1999 and October 10, 2000 and primarily allege that we made false projections about our financial performance in 2000. The complaints seek an unspecified amount of damages plus attorneys’ fees. A consolidated class action complaint was filed on April 23, 2001. On April 18, 2002, the court dismissed the Russ case against us with prejudice. The plaintiffs filed an appeal from the dismissal order on May 16, 2002.

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

Subsequently, Dr. Dennis Breen, Dr. Leonard Klay, Dr. Jeffrey Book and a number of other health care providers, along with several medical associations, including the California Medical Association, joined the “In re Managed Care” proceeding. These health care providers sued a number of managed care companies, including us, alleging that the companies’ claims processing systems automatically and impermissibly alter codes included on providers’ reimbursement /claims forms to reduce the amount of reimbursement, and that the companies impose unfair contracting terms on providers, impermissibly delay making capitated payments under their capitated contracts, and negotiate capitation payments that are inadequate to cover the costs of health care services provided.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2002
(unaudited)

The District Court also granted our motion to compel arbitration of all of Dr. Breen’s claims against us, except for his claims for violations of the RICO Act, and for his conspiracy and aiding and abetting claims that stem from contractual relationships with other managed care companies. In April 2001, the District Court granted our motion to compel arbitration of all of Dr. Book’s claims except for his RICO claims and his conspiracy and aiding and abetting claims, but it denied our motion to compel arbitration by several other doctors because the District Court concluded that they were only pursuing conspiracy and aiding and abetting claims against us. We appealed from the District Court’s arbitration rulings to the extent they denied sending certain claims to arbitration. The Court of Appeals affirmed the District Court’s arbitration rulings in their entirety.

In March 2001, the District Court granted our motion to dismiss the Breen lawsuit, but gave the plaintiffs permission to file an amended complaint. The plaintiffs filed an amended complaint at the end of March 2001, and we have filed a motion to dismiss it. In July 2002, while our motion to dismiss the amended complaint was still pending, the plaintiffs requested permission from the District Court to amend their complaint further. The District Court has not ruled on plaintiffs’ request, but on July 26, 2002, the District Court issued an order ending the current stay of merits discovery on September 30, 2002. We deny all material allegations and intend to defend the actions vigorously.

State of Texas Litigation. On February 11, 2002, the Attorney General of Texas, on behalf of the State of Texas and the Texas Department of Insurance, or TDI, filed a civil complaint against our Texas subsidiary in the Texas District Court of Travis County. The complaint alleges violations of the Texas Health Maintenance Organization Act, Texas Insurance Code and regulations under the Code and the Texas Deceptive Trade Practices Consumer Protection Act. The complaint relates to the financial insolvency of three physician groups under capitation contracts with PacifiCare of Texas. Under these contracts, responsibility for claims payments to health care providers was delegated to the contracted physician groups. We made capitation payments to each of these physician groups, but each of these physician groups failed to pay all of the health care providers who provided health care services covered by the capitation payments. The complaint primarily alleges that despite its capitation payments to the physician groups, PacifiCare of Texas is still financially responsible for the failure of the delegated providers to pay health care providers. The Attorney General is seeking an injunction requiring us to comply with state laws plus unspecified damages, civil penalties and restitution. Prior to the filing of the Attorney General’s lawsuit, we had filed a lawsuit against the TDI and the State of Texas challenging the TDI’s interpretation and enforcement of state statutes and regulations that would make Texas a “double-pay” state. The Attorney General claimed that its later-filed lawsuit, not ours, should govern the dispute. In June 2002, the Court granted our motion to be recognized as the plaintiff under this lawsuit and ordered the TDI, the Attorney General and us to participate in a mediation. We do not believe that our Texas plan is liable under applicable Texas law to pay unpaid health claims that were the responsibility of the capitated provider and for which we have already paid capitation. We intend to prosecute this action vigorously.

Other Litigation. We are involved in legal actions in the normal course of business, including claims from our members and providers arising out of decisions to deny or restrict reimbursement for services and claims that seek monetary damages, including claims for punitive damages that are not covered by insurance. As we have increased our medical management, more claims relating to the denial or restriction of services may arise. In addition, we may be subject to more claims of this nature from our Medicare+Choice members that will be litigated in state court, rather than under the Medicare Act’s administrative review process, based on a California Supreme Court decision that the United States Supreme Court declined to review. Our establishment of drug formularies, support of clinical trials and PBM services may increase our exposure to product liability claims associated with pharmaceuticals and

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2002
(unaudited)

medical devices. Based on current information and review, including consultation with our lawyers, we believe any ultimate liability that may arise from these actions, including all class action legal proceedings and State of Texas litigation, would not materially affect our consolidated financial position, results of operations or cash flows. However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material effect on our results of operations or cash flows of a future period. For example, the loss of even one claim resulting in a significant punitive damage award could have a material adverse effect on our business. Moreover, our exposure to potential liability under punitive damage theories may decrease significantly our ability to settle these claims on reasonable terms.

8.	Earnings Per Share

We calculated the denominators for the computation of basic and diluted earnings per share as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(amounts in thousands)
Shares outstanding at the beginning of the period (excluding 89,951 shares of restricted common stock for the three months ended June 30, 2002)	34,671	33,480	34,448	33,454
Weighted average number of shares issued:
Stock options exercised	457	63	390	55

Denominator for basic earnings per share	35,128	33,543	34,838	33,509
Employee stock options and other dilutive potential common shares(1)(2)	1,030	295	—	315

Denominator for diluted earnings per share(2)	36,158	33,838	34,838	33,824

(1)	Certain options to purchase common stock were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock for the periods presented. For the three months ended June 30, 2002 and 2001, these weighted options outstanding totaled 3.6 million and 6.0 million, respectively (with exercise prices ranging from $26.42 to $114.00 per share). For the six months ended June 30, 2002 and 2001, these weighted options outstanding totaled 4.2 million and 7.0 million, respectively (with exercise prices ranging from $24.69 to $114.00 per share).

(2)	Employee stock options and other dilutive potential common shares for the six months ended June 30, 2002 were not included in the calculation of diluted earnings per share because they were antidilutive.

9.	Comprehensive Income

Comprehensive income represents our net income plus changes in equity, other than those changes resulting from investments by, and distributions to our stockholders. Such changes include unrealized gains or losses on our available-for-sale securities. Our comprehensive income totaled $33 million for the three months ended June 30, 2002 and $65 million, excluding the cumulative effect of a change in accounting principle of $897 million, net of tax, for the six months ended June 30, 2002. Our comprehensive income totaled $11 million for the three months ended June 30, 2001 and $31 million for the six months ended June 30, 2001.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2002
(unaudited)

10.	Financial Guarantees

Certain of our domestic, unregulated subsidiaries, which we refer to as the Initial Guarantor Subsidiaries, fully and unconditionally guarantee the 10 3/4% senior notes. Certain of our other domestic, unregulated subsidiaries, which we refer to as the PacifiCare Health Plan Administrators, Inc., or PHPA, Guarantor Subsidiaries, are currently restricted from guaranteeing the 10 3/4% senior notes by the terms of the FHP senior notes, but will fully and unconditionally guarantee the 10 3/4% senior notes once we permanently repay the FHP senior notes.

The following unaudited consolidating condensed financial statements quantify the financial position as of December 31, 2001 and June 30, 2002, the operations for the three months and six months ended June 30, 2001 and 2002, and the cash flows for the six months ended June 30, 2001 and 2002 of the Initial Guarantor Subsidiaries listed below and the PHPA Guarantor Subsidiaries listed below. The following unaudited consolidating condensed balance sheets, consolidating condensed statements of operations and consolidating condensed statements of cash flows present financial information for:

Parent — PacifiCare Health Systems, Inc. on a stand-alone basis (carrying investments in subsidiaries under the equity method); PacifiCare became the parent on February 14, 1997 effective with the acquisition of FHP.

Initial Guarantor Subsidiaries — PHPA, PacifiCare eHoldings, Inc., SeniorCo, Inc. and MEDeMORPHUS Healthcare Solutions, Inc. (formerly known as Rx-Connect, Inc.) on a stand-alone basis (carrying investments in subsidiaries under the equity method.)

PHPA Guarantor Subsidiaries — RxSolutions, Inc., doing business as Prescription Solutions, PacifiCare Behavioral Health, Inc., and SecureHorizons USA, Inc. on a stand-alone basis.

Non-Guarantor Subsidiaries — Represents all other directly or indirectly wholly owned subsidiaries of the Parent on a consolidated basis.

Consolidating Adjustments — Entries that eliminate the investment in subsidiaries and intercompany balances and transactions.

The Company — The financial information for PacifiCare Health Systems, Inc. on a condensed consolidated basis.

Provision For Income Taxes — PacifiCare and its subsidiaries record the provision for income taxes in accordance with an intercompany tax-sharing agreement. Income tax benefits available to subsidiaries that arise from net operating losses can only be used to offset the subsidiaries’ taxable income from prior years in accordance with the Federal Tax Law and taxable income in future periods.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2002
(unaudited)

CONSOLIDATING CONDENSED BALANCE SHEETS

June 30, 2002

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(In thousands)
ASSETS
Current assets:
Cash and equivalents	$—	$90,128	$(50,449)	$382,348	$—	$422,027
Marketable securities	—	—	—	1,064,715	—	1,064,715
Receivables, net	46	(50,931)	222,105	163,402	(13,631)	320,991
Intercompany	(523,901)	390,746	14,038	119,117	—	—
Prepaid expenses and other current assets	(454)	18,999	11,133	25,356	(5,043)	49,991
Deposits against letters of credit	23,977	—	—	—	—	23,977
Deferred income taxes	—	34,584	3,770	89,914	(17,287)	110,981

Total current assets	(500,332)	483,526	200,597	1,844,852	(35,961)	1,992,682

Property, plant and equipment at cost, net	—	98,415	18,720	47,939	—	165,074
Marketable securities-restricted	—	—	—	148,753	—	148,753
Restricted cash collateral for FHP senior notes	44,578	—	—	—	—	44,578
Deferred income taxes	—	49,289	4,180	33,377	(86,846)	—
Investment in subsidiaries	2,396,651	2,368,768	13,264	898,501	(5,677,184)	—
Goodwill and intangible assets, net	—	15,378	16,479	1,209,474	—	1,241,331
Other assets	21,595	30,974	11	951	—	53,531

	$1,962,492	$3,046,350	$253,251	$4,183,847	$(5,799,991)	$3,645,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$—	$5	$33,113	$1,017,069	$(3,687)	$1,046,500
Accounts payable and accrued liabilities	7,725	197,882	45,190	157,012	(5,159)	402,650
Deferred income taxes	—	10,474	683	6,130	(17,287)	—
Unearned premium revenue	—	128	135	72,617	(9,828)	63,052
Long-term debt due within one year	60,484	—	—	136	—	60,620

Total current liabilities	68,209	208,489	79,121	1,252,964	(35,961)	1,572,822

Long-term debt due after one year	680,020	44,485	—	88,206	(86,846)	725,865
Deferred income taxes	—	86,634	5,669	14,350	—	106,653
Other liabilities	—	17,889	—	167	—	18,056
Intercompany notes payable (receivable)	—	(176,952)	—	176,952	—	—
Stockholders’ equity:
Capital stock	474	—	—	—	—	474
Unearned compensation	(1,277)	—	—	—	—	(1,277)
Additional paid-in capital	1,559,722	—	—	—	—	1,559,722
Accumulated other comprehensive loss	—	—	—	8,290	—	8,290
Retained earnings	269,625	—	—	—	—	269,625
Treasury stock	(614,281)	—	—	—	—	(614,281)
Equity in income of subsidiaries	—	2,865,805	168,461	2,642,918	(5,677,184)	—

Total stockholders’ equity	1,214,263	2,865,805	168,461	2,651,208	(5,677,184)	1,222,553

	$1,962,492	$3,046,350	$253,251	$4,183,847	$(5,799,991)	$3,645,949

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2002
(unaudited)

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2002

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(In thousands)
Operating revenue	$(10,849)	$6,644	$108,920	$2,749,188	$(84,543)	$2,769,360
Income from subsidiaries	66,019	66,290	—	1,743	(134,052)	—

Total operating revenue	55,170	72,934	108,920	2,750,931	(218,595)	2,769,360
Health care services	—	2	69,782	2,395,845	(81,311)	2,384,318
Selling, general and administrative expenses	(242)	44,525	21,442	246,413	(2,557)	309,581
Amortization of intangible assets	—	312	—	5,533	—	5,845
Impairment, disposition, restructuring and other charges	18,336	—	—	—	—	18,336

Operating income	37,076	28,095	17,696	103,140	(134,727)	51,280
Interest expense	(16,809)	(2,119)	—	(702)	675	(18,955)

Income before income taxes	20,267	25,976	17,696	102,438	(134,052)	32,325
Provision for income taxes	—	(40,043)	6,760	45,341	—	12,058

Net income	$20,267	$66,019	$10,936	$57,097	$(134,052)	$20,267

For the Six Months Ended June 30, 2002

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(In thousands)
Operating revenue	$(10,849)	$14,178	$214,882	$5,580,137	$(165,537)	$5,632,811
Income from subsidiaries	117,816	123,612	—	1,743	(243,171)	—

Total operating revenue	106,967	137,790	214,882	5,581,880	(408,708)	5,632,811
Health care services	—	62	140,378	4,883,041	(155,130)	4,868,351
Selling, general and administrative expenses	(182)	78,296	45,436	504,688	(8,814)	619,424
Amortization of intangible assets	—	624	—	10,595	—	11,219
Impairment, disposition, restructuring and other charges	18,336	—	—	—	—	18,336
Office of Personnel Management charges (credits)	—	(18,092)	—	5,241	—	(12,851)

Operating income	88,813	76,900	29,068	178,315	(244,764)	128,332
Interest expense	(30,386)	(4,618)	—	(1,735)	1,593	(35,146)

Income before income taxes	58,427	72,282	29,068	176,580	(243,171)	93,186
Provision for income taxes	—	(45,534)	11,224	69,069	—	34,759

Income before cumulative effect of a change in accounting principle	58,427	117,816	17,844	107,511	(243,171)	58,427
Cumulative effect of a change in accounting principle	—	—	—	(897,000)	—	(897,000)

Net income (loss)	$58,427	$117,816	$17,844	$(789,489)	$(243,171)	$(838,573)

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2002
(unaudited)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2002

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(In thousands)
Operating activities:
Net income (loss)	$58,427	$117,816	$17,844	$(789,489)	$(243,171)	$(838,573)
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(117,816)	(123,612)	—	(1,743)	243,171	—
Cumulative effect of a change in accounting principle	—	—	—	897,000	—	897,000
Depreciation and amortization	—	16,816	3,051	5,456	—	25,323
Deferred income taxes	—	29,817	(235)	(10,199)	—	19,383
Provision for doubtful accounts	—	—	(31)	19,254	—	19,223
Impairment, disposition, restructuring and other charges	18,336	—	—	—	—	18,336
Office of Personnel Management charges (credits)	—	(18,092)	—	5,241	—	(12,851)
Marketable and other securities impairment for other than temporary declines in value	11,001	—	—	1,542	—	12,543
Amortization of intangible assets	—	624	—	10,595	—	11,219
Employee benefit plan contributions in treasury stock	6,581	—	—	—	—	6,581
Amortization of capitalized loan fees	5,810	—	—	—	—	5,810
(Gain) loss on disposal of property, plant and equipment	—	723	—	(3,609)	—	(2,886)
Amortization of notes receivable from sale of fixed assets	—	(1,502)	—	—	—	(1,502)
Unearned compensation amortization	289	—	—	—	—	289
Tax benefit realized for stock option exercises	164	—	—	—	—	164
Amortization of discount on 10 3/4% senior notes	48	—	—	—	—	48
Changes in assets and liabilities	72,574	(123,611)	5,334	(511,235)	—	(556,938)

Net cash flows provided by (used in) operating activities	55,414	(101,021)	25,963	(377,187)	—	(396,831)

Investing activities:
Purchase of marketable securities-restricted	(44,578)	—	—	(36,586)	—	(81,164)
Purchase of property, plant and equipment	—	(26,003)	(1,661)	(5,531)	—	(33,195)
Proceeds from the sale of property, plant and equipment	—	21	—	12,387	—	12,408
Purchase of marketable securities, net	—	—	—	(4,809)	—	(4,809)

Net cash flows provided by (used in) investing activities	(44,578)	(25,982)	(1,661)	(34,539)	—	(106,760)

Financing activities:
Proceeds from the sale of 10 3/4% senior notes, net of discount	497,145	—	—	—	—	497,145
Principal payments on senior credit facility	(461,578)	—	—	—	—	(461,578)
Principal payments on FHP senior notes	—	(40,515)	—	—	—	(40,515)
Loan fees	(32,539)	—	—	—	—	(32,539)
Deposits against letters of credit	(23,977)	—	—	—	—	(23,977)
Proceeds from draw down under equity commitment arrangement	8,928	—	—	—	—	8,928
Proceeds from issuance of common and treasury stock	414	—	—	—	—	414
Employee benefit plan stock registration fees	(19)	—	—	—	—	(19)
Intercompany activity:
Dividends received (paid)	790	90,899	—	(91,689)	—	—
Royalty dividends and loans received (paid)	—	56,522	—	(56,522)	—	—
Subordinated loans received (paid)	—	(110)	—	110	—	—

Net cash flows provided by (used in) financing activities	(10,836)	106,796	—	(148,101)	—	(52,141)

Net increase (decrease) in cash and equivalents	—	(20,207)	24,302	(559,827)	—	(555,732)
Beginning cash and equivalents	—	110,335	(74,751)	942,175	—	977,759

Ending cash and equivalents	$—	$90,128	$(50,449)	$382,348	$—	$422,027

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2002
(unaudited)

CONSOLIDATING CONDENSED BALANCE SHEETS

December 31, 2001

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(In thousands)
ASSETS
Current assets:
Cash and equivalents	$—	$110,335	$(74,751)	$942,175	$—	$977,759
Marketable securities	10,001	—	—	1,052,352	—	1,062,353
Receivables, net	—	(51,433)	134,197	295,516	(2,619)	375,661
Intercompany	(454,127)	325,418	88,307	40,402	—	—
Prepaid expenses and other current assets	156	12,632	12,307	15,159	—	40,254
Deferred income taxes	—	62,596	3,534	83,316	(17,287)	132,159

Total current assets	(443,970)	459,548	163,594	2,428,920	(19,906)	2,588,186

Property, plant and equipment at cost, net	—	89,972	20,110	56,642	—	166,724
Marketable securities-restricted	—	—	—	112,167	—	112,167
Deferred income taxes	—	49,288	4,180	12,999	(66,467)	—
Investment in subsidiaries	3,173,723	2,387,155	13,264	1,502	(5,575,644)	—
Goodwill and intangible assets, net	—	1,017,005	16,479	1,148,502	—	2,181,986
Other assets	11,129	34,897	4	953	—	46,983

	$2,740,882	$4,037,865	$217,631	$3,761,685	$(5,662,017)	$5,096,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$—	$100	$32,637	$1,065,601	$(2,438)	$1,095,900
Accounts payable and accrued liabilities	4,048	264,066	33,483	165,392	(181)	466,808
Deferred income taxes	—	10,630	683	5,974	(17,287)	—
Unearned premium revenue	—	1,079	270	549,561	—	550,910
Long-term debt due within one year	—	—	—	124	—	124

Total current liabilities	4,048	275,875	67,073	1,786,652	(19,906)	2,113,742

Long-term debt due after one year	705,000	88,000	—	1,309	—	794,309
Deferred income taxes	—	87,098	5,668	110,828	(66,467)	137,127
Other liabilities	—	16,915	—	168	—	17,083
Intercompany notes payable (receivable)	—	(176,842)	—	176,842	—	—
Stockholders’ equity:
Capital stock	473	—	—	—	—	473
Unearned compensation	(1,153)	—	—	—	—	(1,153)
Additional paid-in capital	1,582,566	—	—	—	—	1,582,566
Accumulated other comprehensive loss	—	—	—	1,951	—	1,951
Retained earnings	1,108,198	—	—	—	—	1,108,198
Treasury stock	(658,250)	—	—	—	—	(658,250)
Equity in income of subsidiaries	—	3,746,819	144,890	1,683,935	(5,575,644)	—

Total stockholders’ equity	2,031,834	3,746,819	144,890	1,685,886	(5,575,644)	2,033,785

	$2,740,882	$4,037,865	$217,631	$3,761,685	$(5,662,017)	$5,096,046

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2002
(unaudited)

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2001

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(In thousands)
Operating revenue	$—	$9,849	$103,259	$2,948,086	$(87,468)	$2,973,726
Income from subsidiaries	30,728	52,154	4,354	—	(87,236)	—

Total operating revenue	30,728	62,003	107,613	2,948,086	(174,704)	2,973,726
Health care services	—	77	70,110	2,619,811	(82,020)	2,607,978
Selling, general and administrative expenses	31	39,277	21,566	237,595	(4,381)	294,088
Amortization of goodwill and intangible assets	—	7,396	125	13,172	—	20,693
Impairment, disposition, restructuring and other credits	—	(219)	—	(76)	—	(295)

Operating income	30,697	15,472	15,812	77,584	(88,303)	51,262
Interest expense	(15,428)	(2,856)	60	(677)	1,067	(17,834)

Income before income taxes	15,269	12,616	15,872	76,907	(87,236)	33,428
Provision for income taxes	—	(18,112)	5,248	31,023	—	18,159

Net income	$15,269	$30,728	$10,624	$45,884	$(87,236)	$15,269

For the Six Months Ended June 30, 2001

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(In thousands)
Operating revenue	$—	$17,427	$211,257	$5,954,824	$(179,083)	$6,004,425
Income from subsidiaries	61,567	96,175	7,135	—	(164,877)	—

Total operating revenue	61,567	113,602	218,392	5,954,824	(343,960)	6,004,425
Health care services	—	249	145,617	5,302,044	(167,319)	5,280,591
Selling, general and administrative expenses	121	58,889	45,763	491,207	(8,973)	587,007
Amortization of goodwill and intangible assets	—	14,762	250	26,598	—	41,610
Impairment, disposition, restructuring and other charges (credits)	—	191	(1,197)	(217)	—	(1,223)

Operating income	61,446	39,511	27,959	135,192	(167,668)	96,440
Interest expense	(33,029)	(6,245)	—	(1,486)	2,791	(37,969)

Income before income taxes	28,417	33,266	27,959	133,706	(164,877)	58,471
Provision for income taxes	—	(28,301)	8,762	49,593	—	30,054

Net income	$28,417	$61,567	$19,197	$84,113	$(164,877)	$28,417

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2002
(unaudited)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2001

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(In thousands)
Operating activities:
Net income	$28,417	$61,567	$19,197	$84,113	$(164,877)	$28,417
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(61,567)	(96,175)	(7,135)	—	164,877	—
Amortization of goodwill and intangible assets	—	14,762	250	26,598	—	41,610
Depreciation and amortization	—	22,998	2,677	5,135	—	30,810
Provision for doubtful accounts	—	4	(2)	10,185	—	10,187
Unearned compensation amortization	1,959	—	—	—	—	1,959
Deferred income taxes	—	(3,796)	(111)	2,366	—	(1,541)
Impairment, disposition, restructuring and other charges (credits)	—	191	(1,197)	(217)	—	(1,223)
Loss on disposal of property, plant and equipment and other	—	1,017	9	180	—	1,206
Tax benefit realized for stock option exercises	21	—	—	—	—	21
Changes in assets and liabilities, net of effects from acquisitions and dispositions	69,950	(33,031)	(7,042)	(156,680)	—	(126,803)

Net cash flows provided by (used in) operating activities	38,780	(32,463)	6,646	(28,320)	—	(15,357)

Investing activities:
Sale (purchase) of marketable securities, net	—	32,004	—	(209,312)	—	(177,308)
Purchase of property, plant and equipment	—	(27,368)	(1,641)	(8,104)	—	(37,113)
Purchase of marketable securities-restricted	—	(6,990)	—	(16,135)	—	(23,125)
Net cash paid for acquisitions	—	(500)	—	—	—	(500)
Proceeds from the sale of property, plant and equipment	—	107	—	—	—	107

Net cash flows used in investing activities	—	(2,747)	(1,641)	(233,551)	—	(237,939)

Financing activities:
Principal payments on long-term debt	(30,000)	—	—	(112)	—	(30,112)
Proceeds from borrowings of long-term debt	—	—	—	(167)	—	(167)
Common stock repurchases	—	—	—	—	—	—
Cash paid to minority stockholders	(8,821)	—	—	—	—	(8,821)
Proceeds from issuance of common and treasury stock	41	—	—	—	—	41
Intercompany activity:
Dividends received (paid)	—	38,000	—	(38,000)	—	—
Royalty dividends and loans received (paid)	—	97,978	—	(97,978)	—	—
Subordinated loans received (paid)	—	(40,989)	—	40,989	—	—

Net cash flows provided by (used in) financing activities	(38,780)	94,989	—	(95,268)	—	(39,059)

Net increase (decrease) in cash and equivalents	—	59,779	5,005	(357,139)	—	(292,355)
Beginning cash and equivalents	—	54,826	(67,580)	1,264,389	—	1,251,635

Ending cash and equivalents	$—	$114,605	$(62,575)	$907,250	$—	$959,280

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Events significant to our business and actual or future operating results that occurred in 2002 have included the following:

•	In May 2002, we sold $500 million in aggregate principal amount of 10 3/4% senior notes due 2009 in a private placement. We used a portion of the net proceeds from the 10 3/4% senior notes to repay $369 million in indebtedness under our senior credit facility, including $315 million under our term loan facility, and $54 million under our revolving credit facility. Additionally, we used $85 million of the net proceeds to fund a restricted cash collateral account that has been and will be used, subject to our being in compliance with the senior credit facility, to repurchase or repay the FHP senior notes. See Note 2 of the Notes to Condensed Consolidated Financial Statements, and “— Liquidity and Capital Resources — Financing Activities.”

•	In April 2002, we resolved issues raised in various Office of Personnel Management, or OPM, audits of our health plans by the OIG, as well as the False Claims investigations of the DOJ and a private lawsuit under the False Claims Act. The settlement primarily related to contracts we acquired through our merger with FHP in 1997. See Note 7 of the Notes to Condensed Consolidated Financial Statements.

•	In April 2002, we made a draw down under our equity commitment arrangement with Acqua Wellington North American Equities Fund, Ltd., or Acqua Wellington. As a result of this draw down, we sold 420,720 shares to Acqua Wellington for an average price of $21.39 per share. The total proceeds from the draw down were approximately $9 million.

•	In April 2002, the California Public Employees Retirement System, or CalPERS, reduced the number of statewide health plans available to its members beginning January 2003. As a result of this decision, we will no longer offer our managed care products to approximately 177,000 commercial and 8,000 Medicare beneficiaries effective January 1, 2003.

•	Effective January 1, 2002, we reduced benefits and increased premiums in our Medicare+Choice health plans. These actions affected the majority of our 0.8 million members currently enrolled in our Medicare+Choice health plans and have and may continue to result in disenrollment of some of our Medicare membership in counties where we continue to offer plans. In addition, effective January 1, 2002, we withdrew our Medicare+Choice products in 44 counties in Arizona, California, Oklahoma, Oregon, Texas and Washington.

•	In January 2002, we announced a 10-year outsourcing arrangement with International Business Machines Corporation, or IBM, and Keane, Inc., or Keane, which we have estimated will result in approximately $380 to $400 million in savings over 10 years. IBM will provide information technology, or IT, services and day-to-day management of our IT infrastructure, including data center operations, support services and information distribution, while Keane will provide software applications maintenance and enhancement services. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

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

Premiums for our commercial products and Medicare+Choice products are generally fixed in advance of the periods covered. Of our commercial business, more than 50% of our membership renews on January 1 of each year, with premiums that are generally fixed for a one-year period. In addition, each of our subsidiaries that offers Medicare+Choice products must submit adjusted community rate proposals, generally by county or service area, to CMS by September 9 for each such product that will be offered in a subsequent year. As a result, increases in the costs of health care service in excess of the estimated future health care costs reflected in the premiums or the adjusted community rate proposals generally cannot be recovered in the applicable contract year through higher premiums or benefit designs.

Generally, since the Balanced Budget Act of 1997 went into effect, annual premium increases for Medicare+Choice members have not kept pace with increases in the costs of health care. In 2001, CMS announced that federal payments to Medicare+Choice managed care organizations are projected to increase only 2%, the guaranteed minimum required by law, in calendar year 2003. These shortfalls in Medicare+Choice premiums compared to our health care services expenses in some of our operating areas contributed to our decision to cease offering, close enrollment, or obtain capacity limits in our Medicare+Choice plans in various counties in 2002 and 2001. These premium trends also contributed to changes in our benefits, copayments and deductibles. The following table provides information on the number of counties where we did offer or currently offer our Medicare+Choice plans for new member enrollment as of the dates indicated. Additionally, it provides information on the number of counties for which we contracted with CMS to offer our Medicare+Choice plans, as of the beginning of each calendar year indicated.

	January 1,	December 31,
	2002	2001

Counties in which we offered Secure Horizons Medicare+Choice plans for new member enrollment	64	76
Counties in which we have voluntarily closed enrollment or set capacity limits	4	28

Counties for which we contracted with CMS to offer Secure Horizons Medicare+Choice plans	68	104

Other Income. Other income consists of revenue we receive from administrative services we offer through our specialty products and services companies. For example, our life and health insurance company is paid a fee per claim processed rather than a premium, for some of the services that it provides, and is paid an administrative services fee for the services it provides to employer groups that want to be self-insured for behavioral health services and dental and vision services. Our pharmacy benefit management company generates mail-service revenue where we, rather than network retail pharmacies, collect the member copayments. For prescription drugs dispensed through retail pharmacies, we record administrative services fees when a prescription claim is reviewed and approved, and the prescription is shipped or filled. We do not record revenues for the prescription ingredient costs or the network pharmacies’ dispensing fees; nor do we record revenues for copayments our members make to the retail pharmacies.

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

Expenses

Commercial and Senior Health Care Services. Health care services expenses for our commercial plans and our senior plans primarily comprise payments to physicians, hospitals and other health care providers under capitated or risk-based contracts for services provided to our members. Health care services expenses also include expenses for health care provided and administrative services performed under our specialty products and services companies.

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

Since 2001, the trend away from capitated contracts to risk-based and fee-for-service agreements has continued, but more slowly than in 2000. The percentages of HMO membership by contract type at June 30, 2002, December 31, 2001 and June 30, 2001 were as follows:

	Hospital			Physician

	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2002	2001	2001	2002	2001	2001

Commercial
Capitated	46%	48%	51%	78%	79%	83%
Risk-based/fee-for-service	54%	52%	49%	22%	21%	17%
Senior
Capitated	57%	57%	60%	77%	77%	84%
Risk-based/fee-for-service	43%	43%	40%	23%	23%	16%
Total
Capitated	49%	51%	53%	78%	79%	83%
Risk-based/fee-for-service	51%	49%	47%	22%	21%	17%

In 2002, we expect this shift toward risk-based contracts to continue, but further stabilize. We expect commercial hospital risk-based contracts to cover approximately 56% of our membership and commercial physician risk-based contracts to cover approximately 24% of our membership by December 31, 2002. We expect senior hospital risk-based contracts to cover approximately 43% of our membership and senior physician risk-based contracts to cover approximately 24% of our membership by December 31, 2002.

Three and Six Months Ended June 30, 2002 Compared to Three and Six Months Ended June 30, 2001

Membership. Total HMO and other membership decreased 12% to approximately 3.3 million members at June 30, 2002 from approximately 3.7 million members at June 30, 2001.

	At June 30, 2002			At June 30, 2001

	Commercial	Senior	Total	Commercial	Senior	Total

HMO Membership Data:
Arizona	141,900	89,500	231,400	136,500	109,700	246,200
California	1,608,000	405,300	2,013,300	1,679,000	519,500	2,198,500
Colorado	178,800	59,100	237,900	217,800	61,600	279,400
Guam	32,200	—	32,200	43,000	—	43,000
Nevada	26,700	29,000	55,700	34,600	32,100	66,700
Oklahoma	99,000	21,600	120,600	89,000	32,100	121,100
Oregon	76,200	26,000	102,200	93,600	28,400	122,000
Texas	128,800	110,300	239,100	222,300	156,700	379,000
Washington	64,400	56,700	121,100	81,600	62,000	143,600

Total HMO membership	2,356,000	797,500	3,153,500	2,597,400	1,002,100	3,599,500

Other Membership Data:
PPO and indemnity	56,200	—	56,200	42,900	—	42,900
Employer self-funded	37,900	—	37,900	48,000	—	48,000
Medicare supplement	—	15,000	15,000	—	6,000	6,000

Total other membership	94,100	15,000	109,100	90,900	6,000	96,900

Total HMO & other membership	2,450,100	812,500	3,262,600	2,688,300	1,008,100	3,696,400

	At June 30, 2002			At June 30, 2001

	PacifiCare			PacifiCare
	HMO	Unaffiliated	Total	HMO	Unaffiliated	Total

Specialty Membership Data:
Pharmacy benefit management (1)	3,153,500	1,308,100	4,461,600	3,599,500	857,700	4,457,200
Behavioral health(2)	2,140,200	1,407,700	3,547,900	2,530,600	1,412,100	3,942,700
Dental(2)	419,000	221,100	640,100	530,700	342,300	873,000

(1)	Pharmacy benefit management PacifiCare HMO membership represents members that are in our commercial or senior HMO. All of these members either have a prescription drug benefit or are able to purchase their prescriptions utilizing our retail network contracts or our mail service.

(2)	Dental and behavioral health PacifiCare HMO membership represents members that are in our commercial HMO that are also enrolled in our dental or behavioral health plan.

Commercial HMO membership decreased approximately 9% at June 30, 2002 compared to the same period in the prior year primarily due to a decrease of 93,500 members in Texas, 71,000 members in California and 39,000 members in Colorado primarily due to premium rate increases, planned exits from unprofitable commercial markets, and the termination of contracts with higher-cost network providers.

Senior HMO membership decreased approximately 20% at June 30, 2002 compared to the same period in the prior year primarily due to a decrease of 160,600 members in California and Texas primarily as a result of county exits and member disenrollments attributable to reduced benefits and increased premiums effective January 1, 2002.

PPO and indemnity membership increased approximately 31% at June 30, 2002 compared to the prior year primarily due to enhanced marketing and new product initiatives.

Pharmacy benefit management unaffiliated membership at June 30, 2002 increased approximately 53% compared to the prior year due to new membership of approximately 555,000 members attributable to increased marketing efforts, partially offset by membership losses of approximately 105,000 members primarily attributable to the disenrollment of one customer.

PacifiCare behavioral health HMO membership at June 30, 2002 decreased approximately 15% compared to the prior year due to disenrollments resulting from renewal premium rate increases primarily in Colorado and Texas. Behavioral health unaffiliated membership at June 30, 2002 was comparable to the prior year.

PacifiCare dental HMO membership at June 30, 2002 decreased approximately 21% compared to the prior year primarily due to senior membership losses in California, attributable to dental benefit changes effective January 1, 2002. Dental unaffiliated membership at June 30, 2002 decreased approximately 35% compared to the prior year due to commercial member disenrollments in California attributable to premium rate increases, and customers electing to reduce benefit options available to their employees.

Commercial Premiums. Commercial premiums increased 4% or $45 million for the three months and increased 3% or $66 million for the six months ended June 30, 2002 compared to the same periods in the prior year as follows:

	Three Months Ended	Six Months Ended
	June 30, 2002	June 30, 2002

	(amounts in millions)
Premium rate increases that averaged approximately 15% for the three months and six months ended June 30, 2002.	$153	$312
Net membership decreases, primarily in California, Colorado and Texas	(108)	(246)

Increase over prior year	$45	$66

Senior Premiums. Senior premiums decreased 13% or $227 million for the three months and decreased 12% or $412 million for the six months ended June 30, 2002 compared to the same periods in the prior year as follows:

	Three Months Ended	Six Months Ended
	June 30, 2002	June 30, 2002

	(amounts in millions)
Premium rate increases that averaged approximately 7% for the three months and 8% for the six months ended June 30, 2002.	$89	$215
Membership decreases, primarily in California and Texas	(316)	(627)

Decrease over prior year	$(227)	$(412)

Other Income. Other income increased 19% or $8 million for the three months and 21% or $16 million for the six months ended June 30, 2002 compared to the same periods in the prior year. The increase was primarily due to increased mail-service revenues of our pharmacy benefit management subsidiary.

Net Investment Income. Net investment income decreased 91% or $30 million to $3 million for the three months ended June 30, 2002, from $33 million for the three months ended June 30, 2001. Net investment income decreased 65% or $41 million to $22 million for the six months ended June 30, 2002, from $63 million for the six months ended June 30, 2001.

We continually monitor our investment portfolio to determine whether any declines in the value of our investments are other than temporary. Since 2000, we have invested amounts totaling $11 million in MedUnite, Inc., or MedUnite, an independent, development state company conceived and financed by several of the nation’s largest health care payors. MedUnite was organized to provide claims submission and payment, referral, eligibility and other Internet provider connectivity services. As expected, MedUnite has experienced losses and negative cash flows since its inception. We had not adjusted the carrying value of this investment based upon valuations prepared by qualified independent third parties as recently as December 2001. Those valuations were based upon financial and operational information contained in MedUnite’s business plan. We account for our investment in MedUnite under the cost method.

Since that time, MedUnite has not met its business plan or its most recent forecast for 2002, and will require additional capital to meet its objectives. Current market conditions make it difficult predict whether new capital can be raised upon terms acceptable to its shareholders. As a result, we determined that the MedUnite investment had a decline in value that was other than temporary. Therefore, we wrote down the entire $11 million investment in MedUnite in the second quarter of 2002. Additionally, we wrote down certain telecommunications investments to market value resulting in a charge of approximately $2 million. In total, we recorded a charge of $13 million ($8 million, or $0.22 diluted loss per share, net of tax) for other than temporary impairments to the value of these investments which is included in net investment income. In addition to the impairment of these investments, year-to-date realized losses on our portfolio more than offset realized gains. Finally, we experienced lower pretax rates of return on our portfolio as a result of lower investable balances and interest rates that have been declining since 2001.

We may make additional investments in MedUnite in the future. If we make additional investments in the near term, such investments, depending on the facts and circumstances at that time, would likely be expensed when made.

Consolidated Medical Loss Ratio. The consolidated medical loss ratio (health care services as a percentage of premium revenue) decreased for the three and six months ended June 30, 2002 compared to the same periods in the prior year.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Medical loss ratio:
Consolidated	87.7%	89.9%	88.2%	90.0%
Commercial	87.5%	89.2%	87.5%	89.3%
Senior	87.8%	90.3%	88.8%	90.5%

In the second quarter of 2002, our Texas plan lost $43 million ($27 million, or $0.74 diluted loss per share, net of tax). We increased health care costs to resolve claims that were previously adjudicated but remained unresolved with providers. These issues arose in part because of the unplanned transition from capitation to shared-risk contracts in Texas that occurred in the third and fourth quarters of 2001 as a result of the insolvency of several large Texas provider organizations. The increased Texas health care costs were more than offset by lower shared-risk health care costs in our other markets, primarily in our senior line of business where we continued to see favorable trends emerge from our January 1, 2002 Medicare+Choice benefit design changes.

Commercial Medical Loss Ratio. The commercial medical loss ratio includes results from our specialty HMO and indemnity insurance operations. Our commercial medical loss ratio decreased to 87.5% for the three months and six months ended June 30, 2002 compared to 89.2% and 89.3% for the same periods in the prior year. This decrease was driven by significant premium rate increases, net of membership losses described above, that outpaced an increase in commercial health care costs on an absolute dollar and per-member per-month basis.

Commercial health care costs increased $19 million for the three months and $13 million for the six months ended June 30, 2002 compared to the same periods in the prior year. On a per-member per-month basis, these costs increased 13% to $150.25 for the three months and $149.80 per member per month for the six months ended June 30, 2002 compared to $133.26 and $132.60 for the same periods in 2001. The increase was due primarily to increases in physician costs, inpatient and outpatient hospital costs and pharmacy costs.

Senior Medical Loss Ratio. The senior medical loss ratio for 2002 includes results from our indemnity insurance operations for the Medicare supplement and Senior supplement products. We have not restated the prior-year period to include senior indemnity insurance operations because these results, which were previously included in our commercial medical loss ratio, were not material to senior premiums or senior health care costs in total. Our senior medical loss ratio decreased to 87.8% for the three months and 88.8% for the six months ended June 30, 2002 compared to 90.3% and 90.5% for the same periods in 2001. This decrease was driven by significant premium rate increases, net of membership losses described above, that outpaced an increase in senior health care costs on a per-member per-month basis. Additionally, the six months ended June 30, 2002 included six full months of premium rate increases attributable to the Benefits Improvements Act of 2000, or BIPA. Because BIPA became effective March 1, 2001, the same period in 2001 included only four months of BIPA increases.

On an absolute dollar basis, senior health care costs decreased $243 million for the three months and $425 million for the six months ended June 30, 2002 compared to the same periods in the prior year due to the significant decline in senior membership. However, on a per-member per-month basis, these costs increased 4% to $523.72 per member per month for the three months and 6% to $530.31 per member per month for the six months ended June 30, 2002 as compared to the same periods in 2001. The per-member per-month increase was due primarily to increases in physician costs and inpatient hospital costs partially offset by a decrease in pharmacy costs attributable to pharmacy benefit reductions effective January 1, 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $15 million to $310 million for the three months ended June 30, 2002, from $294 million for the three months ended June 30, 2001. Selling, general and administrative expenses increased $32 million to $619 million for the six months ended June 30, 2002, from $587 million for the six months ended June 30, 2001. For both periods, selling, general and administrative expenses increased primarily due to increased spending for IT initiatives, partially offset by reduced labor costs as a result of our recent restructurings. For the three and six months ended June 30, 2002, selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income) increased compared to the same period in the prior year primarily due to the $175 million decline in operating revenue (excluding net investment income) for the three months and $331 million decline in operating revenue (excluding net investment income) for the six months ended June 30, 2002.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income)	11.2%	10.0%	11.0%	9.9%

Impairment, Disposition, Restructuring, OPM and Other Charges. During the second quarter of 2002, we recognized a pretax charge of approximately $18 million ($11 million or $0.32 diluted loss per share, net of tax), for the write off of unamortized senior credit facility fees and for advisory fees paid in connection with the restructuring of our long-term debt. See Notes 2 and 6 of the Notes to Condensed Consolidated Financial Statements.

Interest Expense. Interest expense increased 6% or $1 million to $19 million for the three months ended June 30, 2002, from $18 million for the three months ended June 30, 2001 due to our sale of $500 million in aggregate principal amount of 10 3/4% senior notes in May 2002, which carried a higher annual interest rate than the debt we repaid using the proceeds of that offering. See Note 2 of the Notes to Condensed

Consolidated Financial Statements. Interest expense decreased 7% or $3 million to $35 million for the six months ended June 30, 2002, from $38 million for the six months ended June 30, 2001 due to:

•	Lower outstanding debt balances due to repayments of indebtedness under our senior credit facility and the repurchase and permanent retirement of FHP senior notes made during the six months ended June 30, 2002; and

•	Lower overall interest rates paid on our senior credit facility, as a result of Federal Reserve rate reductions in 2001 (partially offset by the higher rate on our 10 3/4% senior notes).

Provision for Income Taxes. The effective income tax rate was 37.3% for the three months and six months ended June 30, 2002, compared with 54.3% for the three months ended June 30, 2001 and 51.4% for the six months ended June 30, 2001. The decrease was primarily attributable to our adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, beginning with the first quarter of 2002, goodwill is no longer being amortized. Because a significant portion of our goodwill amortization was nondeductible, this accounting change caused a significant reduction to our effective tax rate.

Reconciliation of Reported Results to Pro Forma Results. In our second quarter 2002 earnings announcement, we disclosed pro forma results as described in the following table. See Notes 5 and 6 of the Notes to Condensed Consolidated Financial Statements.

	Three Months Ended		Six Months Ended		Three Months Ended
	June 30,		June 30,		March 31,

	2002	2001	2002	2001	2002	2001

	(amounts in millions)
Net income (loss):
As reported	$20	$15	$(839)	$28	$(859)	$13
Cumulative effect of a change in accounting principle, net of tax	—	—	897	—	897	—
Office of Personnel Management credits, net of tax	—	—	(8)	—	(8)	—
Impairment, disposition, restructuring and other (credits) charges, net of tax	11	—	11	(1)	—	(1)

Pro forma net income	$31	$15	$61	$27	$30	$12

Goodwill amortization adjustment(1)	—	15	—	29	—	14

Pro forma net income, as adjusted(1)	$31	$30	$61	$56	$30	$26

Diluted (loss) earnings per share:
As reported	$0.56	$0.45	$(24.07)	$0.84	$(24.86)	$0.39
Cumulative effect of a change in accounting principle, net of tax	—	—	25.75	—	25.96	—
Office of Personnel Management credits, net of tax	—	—	(0.23)	—	(0.23)	—
Impairment, disposition, restructuring and other (credits) charges, net of tax	0.32	—	0.33	(0.02)	—	(0.02)

Pro forma net income	$0.88	$0.45	$1.78	$0.82	$0.87	$0.37

Goodwill amortization adjustment(1)	—	0.42	—	0.85	—	0.42

Pro forma net income, as adjusted(1)	$0.88	$0.87	$1.78	$1.67	$0.87	$0.79

Operating income (loss):
As reported	$51	$51	$128	$96	$77	$45
Office of Personnel Management credits	—	—	(13)	—	(13)	—
Impairment, disposition, restructuring and other (credits) charges	18	—	18	(1)	—	(1)

Pro forma operating income	$69	$51	$133	$95	$64	$44

Goodwill amortization adjustment(1)	—	15	—	29	—	14

Pro forma operating income, as adjusted (1)	$69	$66	$133	$124	$64	$58

Operating income as a percentage of operating revenue:(2)
As reported	1.8%	0.6%	1.9%	0.6%	2.0%	0.5%
Pro forma operating income as a percentage of operating revenue(2)	2.4%	0.6%	2.0%	0.5%	1.6%	0.5%
Pro forma operating income as a percentage of operating revenue, as adjusted(1)(2)	2.4%	1.1%	2.0%	1.0%	1.6%	1.0%

(1)	As adjusted for the elimination of goodwill amortization under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, as if adopted on January 1, 2001.

(2)	Excluding net investment income.

Liquidity and Capital Resources

Operating Cash Flows. Our consolidated cash, equivalents and marketable securities decreased $553 million or 27% to $1.5 billion at June 30, 2002, from $2.0 billion at December 31, 2001. We receive premium payments from CMS, on behalf of our Secure Horizons members, on the first day of each month for that month. If the first day of the month falls on a weekend or holiday, CMS makes the payment in advance, on the last business day of the previous month. On December 31, 2001, we received a premium payment in advance from CMS, because CMS’s normal payment date for January 2002 would have been January 1, 2002, a holiday. This resulted in a $502 million increase to cash, equivalents and marketable securities as of December 31, 2001. We did not, however, receive an advance CMS payment in June 2002, for July 2002, because July 1, 2002 did not fall on a weekend or a holiday. Therefore, cash, equivalents and marketable securities decreased significantly as of June 30, 2002 compared to December 31, 2001. For the quarter ended September 30, 2002, we will not receive an advance CMS payment for October 2002 because October 1, 2002 falls on a business day. For the year ended December 31, 2002, we will receive an advance CMS payment on December 31, 2002, for January 2003, because January 1, 2003 is a holiday.

Cash flows provided by operations, excluding the impact of unearned premium revenue, were $91 million during the six months ended June 30, 2002 compared to cash flows used in operations, excluding the impact of unearned premium revenue, of $20 million during the six months ended June 30, 2001. The increase was primarily related to changes in assets and liabilities as discussed below in “Other Balance Sheet Explanations.”

Investing Activities. For the six months ended June 30, 2002, investing activities used $107 million of cash, compared to $238 million used during the six months ended June 30, 2001. We purchased $86 million of marketable securities in 2002 to obtain longer-duration securities with higher yields during a period of falling interest rates, compared to $200 million of marketable securities purchased in the prior year.

Financing Activities. For the six months ended June 30, 2002, financing activities used $52 million of cash, compared to $39 million used during the six months ended June 30, 2001. The changes were as follows:

•	During the six months ended June 30, 2002, we received proceeds totaling $497 million from the 10 3/4% senior notes offering, and received no proceeds from debt offerings during the same period in 2001;

•	During the six months ended June 30, 2002, we repaid $461 million under our senior credit facility, including $406 million under the term loan facility and $55 million under the revolving credit facility. During the same period in 2001, we repaid $30 million under our senior credit facility;

•	During the six months ended June 30, 2002, we repurchased and permanently retired $41 million of FHP senior notes with funds from a restricted cash collateral account. During the same period in 2001, we did not repurchase FHP senior notes;

•	During the six months ended June 30, 2002, we paid $33 million in loan fees, including $20 million in connection with the 10 3/4% senior notes offering (to be amortized over the term of the notes), and $13 million in connection with the amendment to the senior credit facility. During the same period in 2001, we did not pay loan fees;

•	During the six months ended June 30, 2002, we received $9 million in proceeds from a draw down on our equity commitment arrangement, with no comparable activity during the same period in 2001; and

•	During the six months ended June 30, 2001, we paid $9 million to three minority stockholders for all outstanding stock of our consolidated minority subsidiary, with no comparable activity during the same period in 2002.

In May 2002, we sold $500 million in aggregate principal amount of 10 3/4% senior notes due 2009 in a private placement. The 10 3/4% senior notes were issued at 99.389%, for a discount of $3 million that will be amortized over the term of the notes. We used a portion of the net proceeds from the 10 3/4% senior notes to repay $369 million in indebtedness under our senior credit facility, including $315 million under our term loan facility and $54 million under our revolving credit facility. Additionally, we used $85 million of the net proceeds to fund a restricted cash collateral account that has been and will be used, subject to our being in compliance with the senior credit facility, to repurchase or repay the FHP senior notes prior to or on their stated maturity date. As of June 30, 2002, we had used $41 million of the restricted cash collateral account to purchase and permanently retire FHP senior notes. We also used $22 million of the net proceeds as a deposit against outstanding letters of credit under our senior credit facility. In connection with the offering of the 10 3/4% senior notes, we incurred approximately $20 million in fees that will be amortized over the term of the notes.

Certain of our domestic, unregulated subsidiaries fully and unconditionally guarantee the 10 3/4% senior notes. Certain of our other domestic, unregulated subsidiaries are currently restricted from guaranteeing the 10 3/4% senior notes by the terms of the FHP senior notes, but will fully and unconditionally guarantee the 10 3/4% senior notes once we permanently repay the FHP senior notes. See Note 10 of the Notes to Condensed Consolidated Financial Statements.

In April 2002, we executed an amendment with our lenders to extend the maturity date of our senior credit facility to January 3, 2005. The extension of the maturity date to January 3, 2005 was conditioned on the reduction of the senior credit facility by $250 million on or prior to January 2, 2003. We satisfied this condition using a portion of the proceeds of the offering of the 10 3/4% senior notes. Since December 31, 2001, we have repaid indebtedness under the senior credit facility as follows:

•	In January 2002, we repaid $25 million under the term loan facility with proceeds from a sale of property to IBM,

•	In April 2002, we repaid $32 million under the term loan facility in connection with amending our senior credit facility,

•	In May 2002, we repaid $4 million under the term loan facility and $1 million under the revolving credit facility with proceeds from a draw down on our equity commitment arrangement,

•	In May 2002, we repaid $315 million under the term loan facility and $54 million under the revolving credit facility with proceeds from the offering of the 10 3/4% senior notes,

•	In June 2002, we repaid $10 million under the term loan facility with proceeds from a sale of property, and

•	In June 2002, we repaid $20 million under the term loan facility that was scheduled to be repaid on or before July 2, 2002 under the terms of the senior credit facility.

As of July 2, 2002, the senior credit facility began amortizing at a rate of $25 million per quarter. Each quarterly amortization payment includes a $20 million cash payment on the term loan facility and a $5 million reduction in borrowing capacity under the revolving credit facility. As of June 30, 2002, we had $50 million in borrowing capacity available under the revolving credit facility.

The interest rates per annum applicable to amounts outstanding under the term loan facility and revolving credit facility were increased in connection with the amendment of our senior credit facility and are, at our option, either the administrative agent’s publicly announced “prime rate” (or, if greater, the Federal Funds Rate plus 0.5%) plus a margin of 4% per annum, or the rate of Eurodollar borrowings for the applicable interest period plus a margin of 5% per annum. Based on our outstanding balance under the credit facility as of June 30, 2002, our average overall interest rate, excluding the facility fee, was 5.7% per annum.

The terms of the senior credit facility contain various covenants usual for financings of this type, including a minimum net worth requirement, a minimum fixed-charge coverage requirement and a maximum debt to earnings before interest, taxes, depreciation and amortization, or EBITDA, requirement. At June 30,

2002, we were in compliance with all of these covenants. Our domestic, unregulated subsidiaries provide guarantees and have granted security interests to the lenders in substantially all of their personal property to secure our obligations under the senior credit facility. We have also pledged the equity of certain of our subsidiaries to the lenders under the senior credit facility.

We have $44 million in senior notes outstanding that we assumed when we acquired FHP International Corporation, or FHP, in 1997. These notes mature on September 15, 2003, and bear interest at 7% payable semiannually. As described above, $85 million of the net proceeds from the 10 3/4% senior notes offering was used to fund a restricted cash collateral account that has been and will be used, subject to our being in compliance with the senior credit facility, to repurchase or repay the FHP senior notes prior to or on their stated maturity date. As of June 30, 2002, we had used $41 million of the restricted cash collateral account to purchase and permanently retire FHP senior notes. Additionally, in May 2002, we retired $3 million of the FHP senior notes by exchanging approximately 0.1 million shares of our common stock for those FHP senior notes. We reissued treasury stock to provide the common stock used in the exchange. The FHP notes share in the collateral securing our obligations under our senior credit facility.

Our ability to repay debt depends in part on dividends and cash transfers from our subsidiaries. Nearly all of the subsidiaries are subject to HMO regulations or insurance regulations and may be subject to substantial supervision by one or more HMO or insurance regulators. Subsidiaries subject to regulation must meet or exceed various capital standards imposed by HMO or insurance regulations, which may from time to time impact the amount of funds the subsidiaries can pay to us. Our subsidiaries are not obligated to make funds available to us. Additionally, from time to time, we advance funds in the form of a loan or capital contribution to our subsidiaries to assist them in satisfying state financial requirements. We may provide additional funding to a subsidiary if a state regulator imposes additional financial requirements due to concerns about the financial position of the subsidiary or if there is an adverse effect resulting from changes to the risk-based capital requirements. This may in turn affect the subsidiary’s ability to pay dividends or make other cash transfers.

We may seek to refinance our senior credit facility, which will mature in January 2005, using equity or debt financing alternatives. In addition, subject to our being in compliance with the senior credit facility, we will continue to repurchase and permanently retire the FHP senior notes that mature in September 2003 with the restricted cash collateral account established for that purpose. Our debt is rated below investment grade by the major credit rating agencies. As of August 2002, Moody’s rating of our senior credit facility was B2 with a positive outlook, Standard & Poors’ rating was BB- with a negative outlook and Fitch IBCA’s rating was BB with a stable outlook. As of August 2002, Moody’s rating of the 10 3/4% senior notes was B3 with a positive outlook, Standard & Poors’ rating was B+ with a negative outlook and Fitch IBCA’s rating was BB-with a stable outlook. Consequently, if we seek to raise funds in capital markets transactions, our ability to do so will be limited to issuing additional non-investment grade debt or issuing equity or equity-linked instruments. We may not be able to issue any such securities at all or on terms favorable to us. Any issuance of equity or equity-linked securities may result in substantial dilution to our stockholders.

In December 2001, we entered into an equity commitment arrangement with Acqua Wellington, an institutional investor, for the purchase by Acqua Wellington of up to 6.9 million shares or $150 million in our common stock. In April 2002, we made a draw down under our equity commitment arrangement with Acqua Wellington. As a result of this draw down, we sold 420,720 shares to Acqua Wellington for an average price of $21.39 per share. The total proceeds from the draw down were approximately $9 million.

We expect to fund our working capital requirements and capital expenditures during the next twelve months from our cash flow from operations. We have taken a number of steps to increase our cash flow from operations, including increasing premiums, increased marketing for specialty product lines and introducing new products as well as exiting from unprofitable markets and cost savings initiatives, including our restructuring announced in December 2001 and our outsourcing of our IT infrastructure and software maintenance. If our cash flow is less than we expect due to one or more of the risk factors described in “Forward-Looking Statements,” or our cash flow requirements increase for reasons we do not currently foresee, then we may need to draw down remaining available funds on our revolving credit facility which matures in January 2005. As of June 30, 2002, we had $50 million in borrowing capacity available under the revolving credit facility. As of July 2, 2002, our borrowing capacity under the revolving credit facility will be reduced on a quarterly basis by $5 million. A failure to comply with any covenant in the senior credit facility could make these funds unavailable. We also may be required to take additional actions to reduce our cash flow requirements, including the deferral of planned investments aimed at reducing our selling, general and administrative expenses. The deferral or cancellation of any investments could have a material adverse impact on our ability to meet our short-term business objectives.

Other Balance Sheet Change Explanations

Receivables, Net. Receivables, net as of June 30, 2002, decreased $55 million from December 31, 2001 as follows:

•	$30 million decrease in provider receivables, from additional reserves, collections and settlements recorded for various providers, primarily in California and Texas;

•	$22 million decrease in trade receivables, primarily due to the collection of 2001 prescription drug rebates in the first quarter of 2002, and the impact of lower 2002 rebates earned due to prescription drug benefit changes; and

•	$3 million decrease in other receivables.

Goodwill and Intangible Assets, Net. Goodwill and intangible assets as of June 30, 2002 decreased 43% from December 31, 2001 due to a $929 million goodwill impairment charge (before the deferred tax impact) and $11 million of intangible amortization expense. As more fully described in Note 4 of the Notes to Condensed Consolidated Financial Statements, we recorded impairment charges as the cumulative effect of a change in accounting principle in connection with our adoption of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

Medical Claims and Benefits Payable. The majority of our medical claims and benefits payable represent liabilities related to our risk-based contracts. Under risk-based contracts, claims are payable once incurred and cash disbursements are made to health care providers for services provided to members after the related claim has been submitted and adjudicated. Under capitated contracts, health care providers are prepaid on a fixed-fee per-member per-month basis, regardless of the services provided to members. The liabilities that arise for capitated contracts relate to timing issues primarily due to membership changes that may occur. As of June 30, 2002, approximately 79% of medical claims and benefits payable was attributable to risk-based contracts.

Medical claims and benefits payable as of June 30, 2002 decreased $49 million from the balance as of December 31, 2001, primarily because senior shared-risk membership has decreased 16% since December 31, 2001. This senior membership decrease more than offset increased senior health care costs trends. IBNR decreases were partially offset by provider incentive accrual increases.

Stockholders’ Equity. The decreases in treasury stock and additional paid-in capital from December 31, 2001 were primarily due to the reissuance of approximately 854,000 shares of treasury stock, of which approximately 421,000 shares were reissued under the equity commitment arrangement, approximately 101,000 shares were reissued in connection with the retirement of FHP senior notes and approximately 332,000 shares were reissued in connection with our employee benefit plans during the six months ended June 30, 2002.

Critical Accounting Policies and Estimates

When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. The accounting estimates that we believe involve the most complex judgments, and are the most critical to the accurate reporting of our financial condition and results of operations include the following:

Incurred But Not Reported or Paid Claims Reserves. We estimate the amount of our reserves for incurred but not reported or not paid, or IBNR, claims submitted under our risk-based provider contracts, primarily using standard actuarial methodologies based on historical data. These standard actuarial methodologies include, among other factors, the average interval between the date services are rendered and the date claims are received and/or paid, denied claims activity, disputed claims activity, expected health care cost inflation, utilization, seasonality patterns and changes in membership. The estimates for submitted claims and IBNR are made on an accrual basis and adjusted, based on actual claims data, in future periods as required. For new products, such as our PPO products, estimates are initially based on health care cost data provided by third parties. This data includes assumptions for member age, gender and geography. The models that we use to prepare estimates for each product are adjusted as we accumulate actual claims data. Such estimates could materially understate or overstate our actual liability for medical claims and benefits payable. These estimates are reviewed by our external auditors and state regulatory authorities on a periodic basis. The estimates for submitted claims and IBNR are made on an accrual basis and adjusted in future periods as required. Adjustments to prior period estimates, if any, are included in the current period.

Provider Insolvency Reserves. We maintain insolvency reserves for our capitated contracts with providers that include estimates for potentially insolvent providers, where conditions indicate claims are not being paid or have slowed considerably. These insolvency reserves include write-offs of certain uncollectable receivables from providers and the estimated cost of unpaid health care claims that were previously the responsibility of the capitated provider. Depending on states’ laws, we may be held liable for unpaid health care claims that were previously the responsibility of the capitated provider and for which we have already paid capitation. These estimates could materially understate or overstate our actual liability for medical claims and benefits payable.

Ordinary Course Legal Proceedings. From time to time, we are involved in legal proceedings that involve claims for coverage and tort liability encountered in the ordinary course of business. The loss of even one of these claims, if it results in a significant punitive damage award, could have a material adverse effect on our business. In addition, our exposure to potential liability under punitive damage theories may significantly decrease our ability to settle these claims on reasonable terms.

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

We have reduced our participation in the Medicare+Choice program, which has accounted for more than 50% of our total revenue in each year since 1998, because of shortfalls in Medicare+Choice premiums compared to our rising health care services expenses and increased Medicare administration costs. These shortfalls contributed to our decision to cease offering or close enrollment in our Medicare+Choice products in various counties in 2000, 2001 and 2002. These shortfalls also contributed to changes in our benefits, copayments and deductibles.

We also expect to experience voluntary attrition, which may be significant, in our Medicare+Choice membership as we continue to scale back benefits and increase monthly premiums under our Medicare+Choice products to achieve more profitable levels. Our market exits and voluntary attrition that we attribute to reduced benefits and increased premiums resulted in a reduction of approximately 180,000 members in the six months ended June 30, 2002. We cannot predict the magnitude of voluntary attrition for 2002 or future periods. In 2001, the Centers for Medicare and Medicaid Services, or CMS, announced that federal payments to Medicare+Choice managed care organizations for calendar year 2003 are projected to increase only 2%, the guaranteed minimum required by law, and we expect we will continue to reduce our participation in the Medicare+Choice program if federal funding for the Medicare+Choice program does not increase. To the extent that we continue to reduce our participation in the Medicare+Choice program, our revenue will decline unless lost revenue from our Medicare+Choice products is replaced with revenue from other sources, such as our new Medicare supplement product offerings or other lines of business. We cannot predict whether we will be able to replace some or all of our lost revenue from our Medicare+Choice products with new sources of revenue. Without a replacement for any lost revenue from our Medicare+Choice products, our results of operations could be adversely affected, for example by increasing our administrative costs as a percentage of our revenue.

Our premiums for our commercial products and Medicare+Choice products are generally fixed in advance of the periods covered and our profitability may suffer to the extent that those premiums do not adequately allow for increases in the costs of health care services over those periods.

Of our commercial business, more than 50% of our membership renews on January 1 of each year, with premiums that are generally fixed for a one-year period. In addition, each of our subsidiaries that offers Medicare+Choice products must submit adjusted community rate proposals, generally by county or service area, to CMS by September 9 for each Medicare+Choice product that will be offered in a subsequent year. As a result, increases in the costs of health care services in excess of the estimated future health care costs reflected in the premiums or the adjusted community rate proposals generally cannot be recovered in the applicable contract year through higher premiums or benefit designs. Many factors, including health care costs that rise faster than premium increases, increases in utilization and regulatory changes, could cause actual health care costs to exceed what was estimated and reflected in premiums. To the extent that such excesses occur, our results of operations will be adversely affected.

Our future profitability will depend in part on accurately pricing our products, predicting health care costs, the provider reimbursement methodology and on our ability to control future health care costs.

We use our underwriting systems to establish and assess premium rates based on accumulated actuarial data, with adjustments for factors such as claims experience and hospital and physician contract changes. Our future profitability will depend in part on our ability to predict health care costs, and control future health care costs through underwriting criteria, medical management programs, product design and negotiation of favorable provider and hospital contracts. These factors are of greater significance, to the extent that we have entered into and may continue to increasingly enter into fee-for-service contracts with hospitals and physicians. In addition, changes in demographic characteristics, the regulatory environment, health care practices, inflation, new technologies, continued consolidation of physician, hospital and other provider groups, contractual disputes with providers and numerous other factors may adversely affect our ability to predict and control health care costs as well as our financial condition, results of operations or cash flows.

Our financial and operating performance could be adversely affected by a reduction in revenue caused by membership losses, a failure to achieve expected membership levels in new products or products targeted for growth, or lower-than-expected premiums.

We expect our revenues to decline during 2002 compared to 2001 revenues due to commercial and senior membership losses, primarily as a result of our exits of unprofitable markets and products and increased premiums and benefit reductions. A loss of profitable membership, an inability to increase commercial membership in targeted markets, including unaffiliated membership in our pharmacy benefit management, or PBM, and other specialty businesses, including our preferred provider organization, or PPO, and Medicare supplement products, an inability to gain market acceptance and expected membership in new product lines, including our PPO and Medicare supplement products, or an inability to achieve expected premium increases could result in lower revenues than expected and negatively affect our financial position, results of operations or cash flows. Factors that could contribute to the loss of membership, failure to gain new members in targeted markets or new product lines, or lower premiums include:

•	the effect of premium increases, benefit changes and member-paid supplemental premiums and copayments on the retention of existing members and the enrollment of new members;

•	the inability of our marketing and sales plans to attract new customers or retain existing customers for existing products and new products;

•	the member’s assessment of our benefits, quality of service, our ease of use and our network stability for members in comparison to competing health plans;

•	our exit from selected service areas, including Medicare+Choice or commercial markets;

•	our limits on enrollment of new Medicare+Choice and commercial members in selected markets, through a combination of capacity waivers and voluntary closure notices;

•	reductions in work force by existing customers and/or reductions in benefits purchased by existing customers;

•	negative publicity and news coverage about us or litigation or threats of litigation against us;

•	the loss of key sales and marketing employees; and

•	the inability of our providers to accept additional members.

We could become subject to material unpaid health care claims and health care costs that we would not otherwise incur because of insolvencies of providers with whom we have capitated contracts.

Providers with whom we have capitated contracts could become insolvent and could expose us to unanticipated expenses. We maintain insolvency reserves that include estimates for potentially insolvent providers, where conditions indicate claims are not being paid or have slowed considerably. Depending on states’ laws, we may be held liable for unpaid health care claims that were previously the responsibility of the capitated provider and for which we have already paid capitation. We may also incur additional health care costs in the event of provider instability where we are unable to agree upon a contract that is mutually beneficial. These costs may be incurred when we need to contract with other providers at less than cost-effective rates to continue providing health care services to our members. In addition to our insolvency exposure, our providers have deposited security reserves with us, and in third party institutions. Because our access to provider reserves has, and may continue to be subject to challenge by the provider group or other third parties at interest, we could incur additional charges for unpaid health care claims if we are ultimately denied access to these funds. During 2001, we recorded $58 million in insolvency reserves, primarily as a result of Texas physician bankruptcies and other potentially insolvent providers in Texas.

In 2001, the Texas legislature adopted changes to legislation that may affect contracts that our Texas subsidiary enters into or renews with its delegated network providers after January 1, 2002. State regulators may take the position that this legislation provides that health maintenance organizations, or HMOs, are liable for paying individual provider claims that are otherwise the financial responsibility of the capitated physician group if the HMO does not comply with the oversight requirements of the legislation. See Note 7 of the Notes to the Condensed Consolidated Financial Statements. We cannot predict whether the financial condition of our Texas providers will continue to deteriorate. To the extent that we do not accurately estimate the timing, amount or outcome of claims asserted against us based on providers with whom we have capitated contracts and who become insolvent, our results of operations or cash flows for a future period could be materially and adversely affected.

A disruption in our health care provider network could have an adverse effect on our ability to market our products and our profitability.

In any particular market, health care providers could refuse to contract, demand higher payments, or take other actions that could result in higher health care costs or difficulty meeting regulatory or accreditation requirements. In some markets, some health care providers, particularly hospitals, physician /hospital organizations or multi-specialty physician groups, may have significant market positions. If health care providers refuse to contract with us, use their market position to negotiate favorable contracts, or place us at a competitive disadvantage, then our ability to market products or to be profitable in those markets could be adversely affected. Our provider networks could also be disrupted by the financial insolvency of large provider groups such as those that occurred in Texas in 2001. A reduction in our membership resulting from disruptions in our health care provider networks would reduce our revenue and increase the proportion of our premium revenue needed to cover our health care costs.

Our results of operations could be adversely affected by understatements in our actual liabilities caused by understatements in our actuarial estimates of incurred but not reported or not paid claims.

We estimate the amount of our reserves for incurred but not reported or not paid, or IBNR, claims primarily using standard actuarial methodologies based upon historical data. These standard actuarial methodologies include, among other factors, the average interval between the date services are rendered and the date claims are received and/or paid, denied claims activity, disputed claims activity, expected health care cost inflation, utilization, seasonality patterns and changes in membership. The estimates for submitted claims and IBNR are made on an accrual basis and adjusted in future periods as required. These estimates could understate or overstate our actual liability for claims and benefits payable. Any increases to these prior estimates could adversely affect our results of operations in future periods.

If our claims processing system is unable to handle an increasing claims volume and unable to meet regulatory claims payment requirements, we may become subject to regulatory actions. If our claims processing system is unable to process claims accurately, our ability to accurately estimate claims liabilities and establish related reserves could be adversely affected.

We have regulatory risk for the timely processing and payment of claims. If we are unable to handle continued increased claims volume, or if we are unable to pay claims timely, we may be subject to regulatory censure and penalties, which could have a material adverse effect on our operations and results of operations. In addition, if our claims processing system is unable to process claims accurately, the data we use for our IBNR estimates could be incomplete and our ability to estimate claims liabilities and establish adequate reserves could be adversely affected.

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

During 2002, we expect our selling, general and administrative expenses, net of savings from our December 2001 restructuring, to increase in connection with a new advertising campaign, new technology initiatives, increased expenses to market our PBM to unaffiliated members and plan sponsors, and expenses to expand our electronic prescription capabilities. Despite our efforts to control our selling, general and administrative expenses, these expenses could increase more than we anticipate as a result of a number of factors, which could adversely impact our profitability. These factors include:

•	our need for additional investments in PBM expansion, expansion of our electronic prescription capabilities, branding and advertising campaign, medical management, underwriting and actuarial resources and technology;

•	our need for increased claims administration, personnel and systems;

•	the necessity to comply with regulatory requirements, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA;

•	the success or lack of success of our marketing and sales plans to attract new customers, and create customer acceptance for new products;

•	our need for additional advertising, marketing, administrative or management information systems expenditures;

•	our ability to estimate costs for our self-insured retention for medical malpractice claims; and

•	our inability to achieve efficiency goals and resulting cost savings from announced restructuring or other initiatives.

In addition, our selling, general and administrative expenses as a percentage of our revenue could increase due to changes in our product mix between senior and commercial products and expected declines in our revenue, and could be adversely affected if we exit Medicare+Choice or commercial markets without replacing our revenue from those markets with revenue from other sources, such as our new Medicare supplement product offerings. If we do not generate expected cash flow from operations, we could be forced to postpone or cancel some of these planned investments, which would adversely affect our ability to meet our short term strategic plan.

We may not accurately estimate the amounts we will need to spend to comply with HIPAA, which may adversely affect our ability to execute portions of our business strategy or our expenses.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, includes administrative simplification provisions directed at standardizing transactions and codes and seeking protections for confidentiality and security of patient data. We expect to modify all of our information systems and business processes to comply with HIPAA regulations regarding standardizing transactions and codes. We also expect to incur expense developing systems and refining processes and contracts to comply with HIPAA. We currently estimate that our HIPAA compliance costs will approximate $23 million in 2002 as well as another $4 million in capital expenditures. We continue to evaluate the work required to meet HIPAA requirements and mandated compliance timeframes. To the extent that our estimated HIPAA compliance costs are less than our actual HIPAA compliance costs, amounts we had budgeted for other purposes will need to be used for HIPAA compliance which may adversely affect our ability to execute portions of our business strategy or may increase our selling, general and administrative expenses.

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

Health care providers and members are currently attacking practices of the HMO industry through a number of lawsuits, including purported class action lawsuits brought against us and other HMOs. The lawsuits brought by health care providers allege that HMOs’ claims processing systems automatically and impermissibly alter codes included on providers’ reimbursement /claims forms to reduce the amount of reimbursement, and that HMOs impose unfair contracting terms on health care providers, impermissibly delay making capitated payments under their capitated contracts, and negotiate capitation payments that are inadequate to cover the costs of health care services provided. The lawsuits brought by members allege that HMOs engage in a number of purportedly undisclosed practices designed to limit the amount and cost of health care services provided to members. These alleged practices include:

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

In addition, the lawsuit brought by the State of Texas alleges that we violated Texas laws relating to prompt payment and in connection with our administration of our capitated contracts with three insolvent physician groups.

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

From time to time, we are involved in legal proceedings that involve claims for coverage encountered in the ordinary course of business. We, like other HMOs and health insurers generally, exclude payment for some health care services from coverage under our HMO and other plans. We are, in the ordinary course of business, subject to the claims of our members arising out of decisions to deny or restrict reimbursement for services, including medical malpractice claims related to our taking a more active role in managing the cost of medical care. In addition, we may be subject to more claims of this nature from our Medicare+Choice members that will be litigated in state court, rather than under the Medicare Act’s administrative review process, based on a California Supreme Court decision that the United States Supreme Court declined to review. The loss of even one of these claims, if it results in a significant punitive damage award, could have a material adverse effect on our business. In addition, our exposure to potential liability under punitive damage theories may significantly decrease our ability to settle these claims on reasonable terms. We maintain general liability, property, managed care errors and omissions and medical malpractice insurance coverage. We are at risk for our self-insured retention on these claims, and are substantially self-insured for medical malpractice claims. Coverages typically include varying and increasing levels of self-insured retention or deductibles that increase our risk of loss.

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

We operate in highly competitive markets. Consolidation of acute care hospitals and continuing consolidation of insurance carriers, other HMOs, employer self-funded programs and PPOs, some of which have substantially larger enrollments or greater financial resources than ours, has created competition for hospitals, physicians and members, impacting profitability and the ability to influence medical management. In addition, pharmacy benefit management, or PBM, companies have continued to consolidate, competing with the pharmacy cost management capability of our wholly owned subsidiary, Prescription Solutions. Many of the PBM companies possess greater financial, marketing and other resources than we possess. The cost of providing benefits is in many instances the controlling factor in obtaining and retaining employer groups as clients and some of our competitors have set premium rates at levels below our rates for comparable products. We anticipate that premium pricing will continue to be highly competitive. In addition, brokers and employers may react negatively to adverse press associated with HMOs in general or directly about us, and consequently look to alternatives such as indemnity products or self-funded programs. If we are unable to compete effectively in any of our markets, our business may be adversely affected.

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

Recent changes in state and federal legislation have increased and will continue to increase the costs of regulatory compliance, and proposed changes in the law may negatively impact our financial and operating results. These changes may increase our health care costs, decrease our membership or otherwise adversely affect our revenue and our profitability. Regulation and enforcement is increasing both at the state and federal level. Increased regulations, mandated benefits and more oversight, audits and investigations and changes in laws allowing access to federal and state courts to challenge health care decisions may increase our administrative, litigation and health care costs. The following recent or proposed legislation, regulation or initiatives could materially affect our financial position:

•	proposed legislation and regulation could include adverse actions of governmental payors, including reduced Medicare premiums, discontinuance of, or limitation on, governmentally funded programs, recovery by governmental payors of previously paid amounts, the inability to increase premiums or prospective or retroactive reductions to premium rates for federal employees;

•	proposed legislation to provide payment and administrative relief for the Medicare+Choice program and regulate drug pricing by the state and federal government could include provisions that impact our Medicare+Choice products;

•	new and proposed “patients’ bill of rights” legislation at the state level that would hold HMOs liable for medical malpractice, including legislation enacted in Arizona, California, Oklahoma, Texas and Washington, may increase the likelihood of lawsuits against HMOs for malpractice liability. The proposed federal “patients’ bill of rights” has passed both the Senate and the House of Representatives but conference action is still pending at this time. This legislation would remove or limit the federal preemption set forth in the Employee Retirement Income Security Act of 1974, or ERISA, that precludes most individuals from suing their employer-sponsored health benefit plans for causes of action based upon state law and enable members to challenge coverage/ benefits decisions in state and federal courts. The United States Supreme Court recently ruled that state laws that establish independent review boards to which members can appeal when HMOs deny coverage for certain treatments or procedures are not pre-empted by this federal preemption.

•	new and proposed state legislation, regulation, or litigation that would otherwise limit our ability to capitate physicians and hospitals or delegate financial risk, utilization review, quality assurance or other medical decisions to our contracting physicians and hospitals;

•	existing or new state legislation and regulation that may require increases in minimum capital, reserves, and other financial liability requirements and proposed state legislation that may limit the admissibility of certain assets;

•	state regulations that may increase the financial capital requirements of physicians and hospitals who contract with HMOs to accept financial risk for health services;

•	new and proposed legislation that permits and would permit independent physicians to collectively bargain with health plans on a number of issues, including financial compensation;

•	state and federal regulations that place additional restrictions and administrative requirements on the use, electronic retention, transmission and disclosure of personally identifiable health information, such as HIPAA, and federal regulations that enforce the current HIPAA administrative simplification deadlines of April 2003 for privacy compliance and October 2003 for data standards compliance;

•	new state and proposed federal laws mandating benefits including those that mandate equal coverage for mental health benefits, commonly called mental health parity; and

•	existing and proposed legislation that would limit our ability to manage care and utilization such as “any willing provider” and “direct access” laws.

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

We have a significant amount of indebtedness, which could adversely affect our operations.

As of June 30, 2002, we had approximately $786 million of outstanding indebtedness. We also had the ability to incur $50 million in additional debt under the revolving line of credit portion of our senior credit facility. For the three months ended June 30, 2002, our pro forma interest expense on our outstanding indebtedness as of June 30, 2002, would have been $21 million assuming that indebtedness had been outstanding and the interest rates under our senior credit facility, as amended in April 2002, had been in effect, in each case, for the entire three-month period. Our debt service requirements will increase if market interest rates increase because indebtedness under our senior credit facility bears interest at variable rates.

Our significant indebtedness poses risks to our business, including the risks that:

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

We could have to change our investment practices in the future to avoid being deemed to be an investment company under the Investment Company Act of 1940, as amended, which could adversely affect our rate of return on our investments and our results of operations.

Due to recent changes in accounting rules, our legal structure and our recent operating results, we may inadvertently fail the statistical test for being regulated as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. The Investment Company Act requires registration of, and imposes substantial operating restrictions on, companies that engage, or propose to engage, primarily in the business of investing, reinvesting, owning, holding, or trading in securities, or that meet certain statistical tests concerning a company’s asset composition and sources of income.

Because we are primarily engaged through our existing operating subsidiaries in the health care and insurance industries and we intend our future operating subsidiaries to be engaged in these businesses or related consumer businesses, we believe that we are primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities and that we are not an investment company. We are able to rely on a Securities and Exchange Commission, or SEC, rule that exempts us from the requirement of registering as an investment company for up to one year. In the interim, we intend to file a request for an order from the SEC, declaring us not to be an investment company so that we would be exempt from the provisions of the Investment Company Act. The granting of this type of order is a matter of SEC discretion and, therefore, we cannot assure you that it will be granted to us. Even if we were to receive an SEC order, there can be no assurance that our business activities would not ultimately subject us to regulation under the Investment Company Act.

If the SEC does not grant the requested order, to avoid registration under the Investment Company Act, we may have to restructure our subsidiaries or our investments so that we do not fail the statistical tests relating to asset composition. These changes might include increasing the component of our investments held in government securities or refraining from buying or selling securities when we would otherwise not choose to do so. This could have a negative impact on our results of operations.

Our senior credit facility contains restrictive covenants that may limit our ability to expand or pursue our business strategy.

Our senior credit facility limits, and in some circumstances prohibits, our ability to:

•	incur additional indebtedness;

•	create liens;

•	pay dividends and make distributions in respect of our capital stock and the capital stock of our subsidiaries;

•	redeem capital stock;

•	place restrictions on our subsidiaries’ ability to pay dividends, make distributions or transfer assets;

•	make investments or other restricted payments;

•	sell or otherwise dispose of assets;

•	enter into sale-leaseback transactions;

•	engage in transactions with stockholders and affiliates; and

•	effect a consolidation or merger.

We are required under the senior credit facility to maintain compliance with certain financial ratios. We may not be able to maintain these ratios. Covenants in the senior credit facility may impair our ability to expand or pursue our business strategies. Our ability to comply with these covenants and other provisions of the senior credit facility may be affected by our operating and financial performance, changes in business conditions or results of operations, adverse regulatory developments or other events beyond our control. In addition, if we do not comply with these covenants, the lenders under the senior credit facility may accelerate our debt under the senior credit facility. If the indebtedness under the senior credit facility is accelerated, we could not assure you that our assets would be sufficient to repay all outstanding indebtedness in full.

In our second quarter earnings conference call on August 1, 2002, we provided certain expectations regarding our performance for the second half of 2002.

•	We plan to expand our Medicare supplement programs into 10 more states by January 2003, and another 10 states over the first half of 2003.

•	We expect that commercial membership will not fluctuate much over the second half of 2002.

•	We expect senior membership to be below our earlier expectations of 800,000, at the end of 2002.

•	We expect our selling, general and administrative expenses, as a percentage of revenues (excluding net investment income), to approximate 11.5% for 2002.

•	We expect diluted earnings per share for the full year 2002, to approximate the high end of a range from $3.37 to $3.47 per share.

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

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings

See Note 7 of the Notes to Condensed Consolidated Financial Statements.

Item 2:	Changes In Securities/ Recent Sales of Unregistered Securities

In April 2002, we sold 420,579 shares of our common stock to Acqua Wellington North American Equities Fund, Ltd., or Acqua Wellington, in an unregistered offering and sale under Section 4(2) of the Securities Act of 1933, as amended, or the Act. We sold the shares to Acqua Wellington pursuant to an equity commitment arrangement we have entered into with Acqua Wellington at an average price of $21.39 per share. We offered the shares only to Acqua Wellington in accordance with the provisions of the agreement governing the equity commitment arrangement, which requires us and Acqua Wellington to comply with certain covenants and make certain representations and warranties to ensure that the sale of the shares to Acqua Wellington complied with Section 4(2) of the Act. The total proceeds from the sale were approximately $9 million, of which $4.5 million was used to permanently repay indebtedness under our senior credit facility with the balance being used for general corporate purposes. Acqua Wellington was an “underwriter” within the meaning of the Act in connection with our sale of the shares to it. The prices at which Acqua Wellington purchased the shares from us were established under the equity commitment arrangement by reference to prices of our common stock on the Nasdaq National Market for the period beginning April 5, 2002 and ending April 30, 2002, net of a discount of 4.10% per share.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 13, 2002. On April 19, 2002, the record date for our annual meeting, there were 34,815,400 shares of common stock outstanding and entitled to vote. The following is a brief description of each matter voted on at the meeting and a statement of the number of votes cast with respect to each matter.

(1)	The stockholders approved the election of the nominees to PacifiCare’s Board of Directors as Class III Directors.

Director	For	Withhold Authority

Bradley C. Call	25,993,746	3,617,602
Howard G. Phanstiel	28,055,016	1,556,332
Lloyd E. Ross	25,358,778	4,252,570

(2)	The stockholders approved the PacifiCare Health Systems, Inc. 2001 Employee Stock Purchase Plan.

For	Against	Abstain	Broker Non-Vote

25,704,207	3,805,110	102,031	—

(3)	The stockholders approved the proposal to declassify the Board of Directors.

For	Against	Abstain	Broker Non-Vote

15,793,366	7,058,572	97,776	—

Item 5: Other Information

On July 22, 2002, we announced the appointment of Jacqueline P. Kosecoff, Ph.D. as Executive Vice President of Pharmaceutical Services.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibit Index

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of PacifiCare Health Systems, Inc. (including Certificate of Designation of Series A Junior Participating Preferred Stock).(1)(2)
3.2	Bylaws of PacifiCare Health Systems, Inc.(1)
3.3	Amendment to Bylaws of PacifiCare Health Systems.(3)
4.1	Indenture dated as of May 21, 2002 among PacifiCare Health Systems, Inc. as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc. and SeniorCo, Inc., as initial subsidiary guarantors, and State Street Bank and Trust Company of California, N.A., as trustee.(4)
4.2	Specimen form of Rule 144A Global Note for the 10 3/4% Senior Notes due 2009.(4)
4.3	Specimen form of Regulation S Global Note for the 10 3/4% Senior Notes due 2009.(4)
4.4	Specimen form of Exchange Global Note for the 10 3/4% Senior Notes due 2009.(4)
4.5	Registration Rights Agreement dated May 21, 2002 by and among PacifiCare Health Systems, Inc., PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc., SeniorCo, Inc., Morgan Stanley & Co. Incorporated, and UBS Warburg LLC.(4)
15	Letter re: Unaudited Interim Financial Information.
20	Independent Accountants’ Review Report.
99.1	Amendment No. 3, dated as of April 18, 2002, to the Amended and Restated Credit Agreement, dated as of August 20, 2001, among PacifiCare Health Systems, Inc., the subsidiary guarantors parties thereto, the banks and financial institutions and other institutional lenders listed on the signature pages thereto as the lenders, the bank listed on the signature pages thereof as the initial issuing bank (the initial issuing bank together with the lenders, the “Lender Parties”) and the swing line bank, Banc of America Securities LLC and J.P. Morgan Securities Inc. as co-lead arrangers, and Banc of America Securities LLC, J.P. Morgan Securities Inc. and Salomon Smith Barney Inc. as joint book-running managers, Bank of America, N.A., as collateral agent together with any successor collateral agent, and Bank of America, as administrative agent for the Lender Parties, as amended by letter amendments one and two.(5)
99.2	Cash Collateral Account Agreement, dated as of April 18, 2002, between PacifiCare Health Systems, Inc. and Bank of America, N.A.(5)
99.3	Officer certificate for Principal Executive Officer.
99.4	Officer certificate for Principal Financial Officer.

(1)	Filed previously as an Exhibit to PacifiCare Health Systems, Inc.’s Registration Statement on Form S-3, dated July 16, 1999 (File No. 333-83069), and incorporated by reference herein.

(2)	Certificate of Designation of Series A Junior Participating Preferred Stock was filed previously as an Exhibit to PacifiCare Health Systems, Inc.’s Form 8-K dated November 19, 1999 (File No. 000-21949) and is incorporated by reference herein.

(3)	Filed previously as an Exhibit to PacifiCare Health Systems, Inc.’s Form 10-K for the year ended December 31, 2001 (File No. 000-21949) and incorporated by reference herein.

(4)	Filed previously as an Exhibit to PacifiCare Health Systems, Inc.’s Registration Statement on Form S-4, dated July 1, 2002 (File No. 333-91704), and incorporated by reference herein.

(5)	Filed previously as an Exhibit to PacifiCare Health Systems, Inc.’s Form 10-Q for the quarter ended March 31, 2002 (File No. 000-21949) and incorporated by reference herein.

(b) Reports on Form 8-K:

On May 3, 2002, we filed a Form 8-K providing guidance as to our anticipated operating results for 2002 and the three months ended June 30, 2002.

On May 14, 2002, we filed a Form 8-K that filed a press release wherein we announced our intent to offer $200 million of senior notes due in 2009 for sale in a private placement.

On May 16, 2002, we filed a Form 8-K in connection with providing unaudited consolidating condensed financial statements to disclose the financial position of our Initial Guarantor Subsidiaries (as defined therein) and PHPA Guarantor Subsidiaries (as defined therein) as of December 31, 2000 and 2001 and March 31, 2001 and 2002, and the operations and cash flows of those entities for the years ended December 31, 1999, 2000 and 2001, and the three-month periods ended March 31, 2001 and 2002.

On May 17, 2002, we filed a Form 8-K that filed a press release wherein we announced the pricing of $500 million of our 10 3/4% senior notes due June 2009. The private placement increased from the $200 million placement announced on May 14, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICARE HEALTH SYSTEMS, INC.
(Registrant)

Date: August 12, 2002	By: /s/ GREGORY W. SCOTT Gregory W. Scott Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 12, 2002	By: /s/ SUSAN L. BERKEL Susan L. Berkel Senior Vice President and Corporate Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of PacifiCare Health Systems, Inc. (including Certificate of Designation of Series A Junior Participating Preferred Stock).(1)(2)
3.2	Bylaws of PacifiCare Health Systems, Inc.(1)
3.3	Amendment to Bylaws of PacifiCare Health Systems.(3)
4.1	Indenture dated as of May 21, 2002 among PacifiCare Health Systems, Inc. as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc. and SeniorCo, Inc., as initial subsidiary guarantors, and State Street Bank and Trust Company of California, N.A., as trustee.(4)
4.2	Specimen form of Rule 144A Global Note for the 10 3/4% Senior Notes due 2009.(4)
4.3	Specimen form of Regulation S Global Note for the 10 3/4% Senior Notes due 2009.(4)
4.4	Specimen form of Exchange Global Note for the 10 3/4% Senior Notes due 2009.(4)
4.5	Registration Rights Agreement dated May 21, 2002 by and among PacifiCare Health Systems, Inc., PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc., SeniorCo, Inc., Morgan Stanley & Co. Incorporated, and UBS Warburg LLC.(4)
15	Letter re: Unaudited Interim Financial Information.
20	Independent Accountants’ Review Report.
99.1	Amendment No. 3, dated as of April 18, 2002, to the Amended and Restated Credit Agreement, dated as of August 20, 2001, among PacifiCare Health Systems, Inc., the subsidiary guarantors parties thereto, the banks and financial institutions and other institutional lenders listed on the signature pages thereto as the lenders, the bank listed on the signature pages thereof as the initial issuing bank (the initial issuing bank together with the lenders, the “Lender Parties”) and the swing line bank, Banc of America Securities LLC and J.P. Morgan Securities Inc. as co-lead arrangers, and Banc of America Securities LLC, J.P. Morgan Securities Inc. and Salomon Smith Barney Inc. as joint book-running managers, Bank of America, N.A., as collateral agent together with any successor collateral agent, and Bank of America, as administrative agent for the Lender Parties, as amended by letter amendments one and two.(5)
99.2	Cash Collateral Account Agreement, dated as of April 18, 2002, between PacifiCare Health Systems, Inc. and Bank of America, N.A.(5)
99.3	Officer certificate for Principal Executive Officer.
99.4	Officer certificate for Principal Financial Officer.

(1)	Filed previously as an Exhibit to PacifiCare Health Systems, Inc.’s Registration Statement on Form S-3, dated July 16, 1999 (File No. 333-83069), and incorporated by reference herein.

(2)	Certificate of Designation of Series A Junior Participating Preferred Stock was filed previously as an Exhibit to PacifiCare Health Systems, Inc.’s Form 8-K dated November 19, 1999 (File No. 000-21949) and is incorporated by reference herein.

(3)	Filed previously as an Exhibit to PacifiCare Health Systems, Inc.’s Form 10-K for the year ended December 31, 2001 (File No. 000-21949) and incorporated by reference herein.

(4)	Filed previously as an Exhibit to PacifiCare Health Systems, Inc.’s Registration Statement on Form S-4, dated July 1, 2002 (File No. 333-91704), and incorporated by reference herein.

(5)	Filed previously as an Exhibit to PacifiCare Health Systems, Inc.’s Form 10-Q for the quarter ended March 31, 2002 (File No. 000-21949) and incorporated by reference herein.