Form 10-Q
period 2002-09-30
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 2002-11-12
CIK 1027974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-21949

PACIFICARE HEALTH SYSTEMS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-4591529 (IRS Employer Identification Number)

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

Yes ☒     No ☐

There were approximately 35,795,000 shares of common stock outstanding on October 31, 2002.

PACIFICARE HEALTH SYSTEMS, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per-share data)

	September 30,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$503,572	$977,759
Marketable securities	1,162,465	1,062,353
Receivables, net	316,854	375,661
Prepaid expenses and other current assets	56,801	40,254
Restricted cash collateral for FHP senior notes	43,346	—
Deposits against letters of credit	23,977	—
Deferred income taxes	85,763	132,159

Total current assets	2,192,778	2,588,186

Property, plant and equipment at cost, net	174,581	166,724
Marketable securities-restricted	147,949	112,167
Goodwill, net	985,917	1,915,370
Intangible assets, net	248,895	266,616
Other assets	52,443	46,983

	$3,802,563	$5,096,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1,061,300	$1,095,900
Accounts payable and accrued liabilities	499,877	466,808
Unearned premium revenue	64,039	550,910
Long-term debt due within one year	99,395	124

Total current liabilities	1,724,611	2,113,742

Long-term debt due after one year	669,395	794,309
Deferred income taxes	102,848	137,127
Other liabilities	16,928	17,083
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; issued 47,517 shares in 2002 and 47,313 shares in 2001.	475	473
Unearned compensation	(1,100)	(1,153)
Additional paid-in capital	1,558,956	1,582,566
Accumulated other comprehensive income	24,964	1,951
Retained earnings	313,384	1,108,198
Treasury stock, at cost; 11,798 shares in 2002 and 12,776 shares in 2001	(607,898)	(658,250)

Total stockholders’ equity	1,288,781	2,033,785

	$3,802,563	$5,096,046

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except per-share data)

	Three Months Ended
	September 30,

	2002	2001

Revenue:
Commercial premiums	$1,257,998	$1,198,204
Senior premiums	1,451,896	1,695,452
Other income	49,029	44,723
Net investment income	20,822	26,085

Total operating revenue	2,779,745	2,964,464

Expenses:
Health care services:
Commercial services	1,094,027	1,072,785
Senior services	1,231,018	1,508,145

Total health care services	2,325,045	2,580,930

Selling, general and administrative expenses	358,203	309,931
Amortization of intangible assets	6,502	5,857
Amortization of goodwill	—	14,782
Impairment, disposition, restructuring and other charges	—	2,937

Operating income	89,995	50,027
Interest expense	(20,205)	(16,833)

Income before income taxes	69,790	33,194
Provision for income taxes	26,031	17,062

Net income before extraordinary gain	43,759	16,132
Extraordinary gain on early retirement of debt	—	875

Net income	$43,759	$17,007

Basic earnings per share:
Income before extraordinary gain	$1.23	$0.48
Extraordinary gain, net	—	0.02

Basic earnings per share	$1.23	$0.50

Diluted earnings per share:
Income before extraordinary gain	$1.20	$0.48
Extraordinary gain, net	—	0.02

Diluted earnings per share	$1.20	$0.50

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(amounts in thousands, except per-share data)

	Nine Months Ended
	September 30,

	2002	2001

Revenue:
Commercial premiums	$3,752,012	$3,626,642
Senior premiums	4,475,791	5,131,591
Other income	142,247	121,843
Net investment income	42,506	88,813

Total operating revenue	8,412,556	8,968,889

Expenses:
Health care services:
Commercial services	3,276,330	3,242,534
Senior services	3,917,066	4,618,987

Total health care services	7,193,396	7,861,521

Selling, general and administrative expenses	977,627	896,938
Amortization of intangible assets	17,721	17,917
Amortization of goodwill	—	44,332
Impairment, disposition, restructuring and other charges	18,336	1,714
Office of Personnel Management credits	(12,851)	—

Operating income	218,327	146,467
Interest expense	(55,351)	(54,802)

Income before income taxes	162,976	91,665
Provision for income taxes	60,790	47,116

Income before cumulative effect of a change in accounting principle and extraordinary gain	102,186	44,549
Cumulative effect of a change in accounting principle	(897,000)	—
Extraordinary gain on early retirement of debt	—	875

Net (loss) income	$(794,814)	$45,424

Basic (loss) earnings per share:
Income before cumulative effect of a change in accounting principle and extraordinary gain	$2.91	$1.33
Cumulative effect of a change in accounting principle	(25.57)	—
Extraordinary gain, net	—	0.02

Basic (loss) earnings per share	$(22.66)	$1.35

Diluted (loss) earnings per share:
Income before cumulative effect of a change in accounting principle and extraordinary gain	$2.91	$1.32
Cumulative effect of a change in accounting principle	(25.57)	—
Extraordinary gain, net	—	0.02

Diluted (loss) earnings per share	$(22.66)	$1.34

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in thousands)

	Nine Months Ended
	September 30,

	2002	2001

Operating activities:
Net (loss) income	$(794,814)	$45,424
Adjustments to reconcile net (loss) income to net cash flows (used in) provided by operating activities:
Cumulative effect of a change in accounting principle	897,000	—
Depreciation and amortization	38,083	46,808
Deferred income taxes	30,572	4,375
Impairment, disposition, restructuring and other charges	18,336	1,714
Amortization of intangible assets	17,721	17,917
Provision for doubtful accounts	15,863	21,982
Office of Personnel Management credits	(12,851)	—
Marketable and other securities impairment for other than temporary declines in value	12,543	—
Employee benefit plan contributions in treasury stock	9,586	—
Amortization of capitalized loan fees	6,623	4,821
Amortization of notes receivable from sale of fixed assets	(2,291)	—
(Gain) loss on disposal of property, plant and equipment	(1,737)	2,899
Unearned compensation amortization	466	3,078
Tax benefit realized for stock option exercises	289	21
Amortization of discount on 10 3/4% senior notes	109	—
Adjustment to cash received in purchase transaction	17	—
Amortization of goodwill	—	44,332
Gain on early retirement of debt	—	(1,800)
Changes in assets and liabilities:
Receivables, net	45,235	(2,390)
Prepaid expenses and other assets	(14,536)	(416)
Medical claims and benefits payable	(34,600)	(132,300)
Accounts payable and accrued liabilities:
Payments for Office of Personnel Management settlement, net of amounts received	(54,123)	(4,592)
Other changes in accounts payable and accrued liabilities	101,733	38,897
Unearned premium revenue	(486,871)	(26,132)

Net cash flows (used in) provided by operating activities	(207,647)	64,638

Investing activities:
Purchase of marketable securities, net	(79,128)	(24,261)
Purchase of marketable securities-restricted	(75,661)	(253,412)
Purchase of property, plant and equipment	(42,978)	(51,003)
Proceeds from the sale of property, plant and equipment	12,412	139
Net cash paid for acquisitions	—	(500)

Net cash flows used in investing activities	(185,355)	(329,037)

Table continued on next page.

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(unaudited)
(amounts in thousands)

	Nine Months Ended
	September 30,

	2002	2001

Financing activities:
Proceeds from the sale of 10 3/4% senior notes, net of discount	497,254	—
Principal payments on senior credit facility	(491,784)	(30,213)
Principal payments on FHP senior notes	(41,750)	—
Credit facility amendment fees and expenses	(32,539)	(12,314)
Deposits against letters of credit	(23,977)	—
Proceeds from draw down under equity commitment arrangement	8,928	—
Proceeds from issuance of common stock	2,705	41
Employee benefit plan stock registration fees	(22)	—
Purchase of minority interest in consolidated subsidiary	—	(8,821)

Net cash flows used in financing activities	(81,185)	(51,307)

Net decrease in cash and equivalents	(474,187)	(315,706)
Beginning cash and equivalents	977,759	1,251,635

Ending cash and equivalents	$503,572	$935,929

Supplemental cash flow information:
Cash paid during the year for:
Income taxes, net of refunds	$(15,158)	$(16,632)
Interest	$36,520	$63,168
Supplemental schedule of noncash investing and financing activities:
Details of cumulative effect of a change in accounting principle:
Goodwill impairment	$929,436	$—
Less decrease in deferred tax liability	(32,436)	—

Goodwill impairment, net of tax	$897,000	$—

Details of accumulated other comprehensive income:
Change in market value of marketable securities	$36,994	$24,560
Less increase in deferred tax liability	(13,981)	(9,316)

Change in stockholders’ equity	$23,013	$15,244

Details of assets acquired:
Net book value of assets acquired	$(13,637)	$—
Note payable	13,637	—

Cash paid for assets acquired	$—	$—

Treasury stock reissued in exchange for retirement of long-term debt:
Treasury stock	$5,218	$38,821
Additional paid in capital	(2,398)	(28,621)
Long-term debt	(3,000)	(12,000)

Gain on early retirement of debt	$(180)	$(1,800)

Discount on 10 3/4% senior notes	$(3,055)	$—

Stock-based compensation	$1,845	$(357)

Details of businesses acquired in purchase transactions:
Fair value of assets acquired	$—	$1,165
Less liabilities assumed or created	—	(665)

Net cash paid for acquisitions	$—	$500

Table continued from previous page.

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
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

Cash and equivalents. We receive premium payments from the Centers for Medicare and Medicaid Services, or CMS, on behalf of our Secure Horizons members on or about the first day of each month for that month. If the first day of the month falls on a weekend or holiday, CMS at times makes the payment in advance, on the last business day of the previous month. On December 31, 2001, we received the premium payment for January in advance from CMS which was recorded as unearned premium revenue. This resulted in a $502 million increase to cash and equivalents as of December 31, 2001. We did not, however, receive an advance CMS payment in September 2002, for October 2002. Consequently, there has been a decrease in both cash and equivalents as well as the corresponding liability for unearned premium revenue.

Reclassifications. We reclassified certain prior year amounts in the accompanying condensed consolidated financial statements to conform to the 2002 presentation.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2002
(unaudited)

2.	Long-Term Debt and Other Commitments

The following table shows the amounts outstanding under our 10 3/4% senior notes, senior credit facility, FHP senior notes and other long-term debt as of September 30, 2002:

						Proceeds	Term
			Payments			(Payments)	Loan
		Proceeds	Under	Proceeds		on Funding	Facility
	Balance	Applied	Amendment	Applied from	Repurchase	of 10 3/4%	Payments	Balance
	as of	from	to Senior	Equity	or Retirement	Senior	and	as of
	December 31,	Sales of	Credit	Commitment	of FHP	Notes	Other	September 30,
	2001	Property	Facility	Arrangement	Senior Notes	Offering	Changes	2002

	(amounts in millions)
Long-term debt outstanding:
10 3/4% senior notes, net of discount	$—	$—	$—	$—	$—	$497	$—	$497
Senior credit facility:
Term loan facility	650	(35)	(32)	(4)	—	(315)	(50)	214
Revolving credit facility	55	—	—	(1)	—	(54)	—	—
FHP senior notes	88	—	—	—	(45)	—	—	43
Database financing agreement	—	—	—	—	—	—	14	14
Other	1	—	—	—	—	—	—	1

	$794	$(35)	$(32)	$(5)	$(45)	$128	$(36)	$769

Borrowing capacity available under the Revolving credit facility:
Total available	$150	$(2)	$(8)	$—	$—	$(76)	$(13)	$51
Less amount outstanding(1)	(55)	—	—	1	—	54	—	—
Less letters of credit, net of deposits(1)	(33)	2	—	—	—	22	2	(7)

Remaining amount available to borrow under revolving credit facility	$62	$—	$(8)	$1	$—	$—	$(11)	$44

(1)	Amounts in parentheses indicate reductions in our borrowing availability under our revolving credit facility; amounts without parentheses indicate increases in our borrowing availability under our revolving credit facility.

10 3/4% Senior Notes. In May 2002, we sold $500 million in aggregate principal amount of 10 3/4% senior notes due in 2009 through a private placement. The 10 3/4% senior notes were issued at 99.389%, for a discount of $3 million that will be amortized over the term of the notes. We used a portion of the net proceeds from the 10 3/4% senior notes to repay $369 million in indebtedness under our senior credit facility, including $315 million under our term loan facility and $54 million under our revolving credit facility. Additionally, we used $85 million of the net proceeds to fund a restricted cash collateral account that has been and will be used, subject to our being in compliance with the senior credit facility, to repurchase or repay the FHP senior notes prior to or on their stated maturity date. As of September 30, 2002, we had used $42 million of the restricted cash collateral account to purchase and permanently retire FHP senior notes. We also used $22 million of the net proceeds as a deposit against outstanding letters of credit under our senior credit facility. In connection with the offering of the 10 3/4% senior notes, we incurred approximately $20 million in fees that will be amortized over the term of the notes.

We may redeem the 10 3/4% senior notes at any time on or after June 1, 2006 at an initial redemption price equal to 105.375% of their principal amount plus accrued and unpaid interest. The redemption price will

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2002
(unaudited)

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

Senior Credit Facility. In April 2002, we executed an amendment with our lenders to extend the maturity date of our senior credit facility to January 3, 2005. Since December 31, 2001, we have repaid indebtedness under the senior credit facility as follows:

•	In January 2002, we repaid $25 million under the term loan facility with proceeds from a sale of property to International Business Machines Corporation, or IBM, in connection with our information technology, or IT, outsourcing arrangement;

•	In April 2002, we repaid $32 million under the term loan facility in connection with amending our senior credit facility;

•	In May 2002, we repaid $4 million under the term loan facility and $1 million under the revolving credit facility with proceeds from a draw down on our equity commitment arrangement;

•	In May 2002, we repaid $315 million under the term loan facility and $54 million under the revolving credit facility with proceeds from the offering of the 10 3/4% senior notes;

•	In June 2002, we repaid $10 million under the term loan facility with proceeds from a sale of property;

•	In June 2002, we repaid $20 million under the term loan facility that was scheduled to be repaid on or before July 2, 2002 under the terms of the senior credit facility;

•	In August 2002, we repaid $20 million under the term loan facility that was scheduled to be repaid on or before October 2, 2002 under the terms of the senior credit facility; and

•	In September 2002, we repaid $10 million under the term loan facility that was scheduled to be repaid on or before January 2, 2003 under the terms of the senior credit facility.

The senior credit facility amortizes at a rate of $25 million per quarter. Each quarterly amortization payment includes a $20 million cash payment on the term loan facility and a $5 million reduction in borrowing capacity under the revolving credit facility. As of September 30, 2002, the total size of the committed revolving credit facility was $51 million, of which $44 was available for borrowing.

The interest rates per annum applicable to amounts outstanding under the term loan facility and revolving credit facility were increased in connection with the amendment of our senior credit facility and are, at our option, either the administrative agent’s publicly announced “prime rate” (or, if greater, the Federal Funds Rate plus 0.5%) plus a margin of 4% per annum, or the rate of Eurodollar borrowings for the applicable interest period plus a margin of 5% per annum. Based on our outstanding balance under the credit facility as of September 30, 2002, our average overall interest rate, excluding the facility fee, was 6.8% per annum. In connection with the restructuring of our long-term debt, we wrote off unamortized senior credit facility

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2002
(unaudited)

fees, and paid advisory fees totaling $18 million ($12 million or $0.32 diluted loss per share, net of tax) in the second quarter of 2002.

The terms of the senior credit facility contain various covenants usual for financings of this type, including a minimum net worth requirement, a minimum fixed-charge coverage requirement and a maximum debt to earnings before interest, taxes, depreciation and amortization, or EBITDA, requirement. At September 30, 2002, we were in compliance with all of these covenants. Our domestic, unregulated subsidiaries provide guarantees and have granted security interests to the lenders in substantially all of their personal property to secure our obligations under the senior credit facility. We have also pledged the equity of certain of our subsidiaries to the lenders under the senior credit facility.

FHP Senior Notes. We have $43 million in senior notes outstanding that we assumed when we acquired FHP International Corporation, or FHP, in 1997. These notes mature on September 15, 2003, and bear interest at 7% payable semiannually. As described above, $85 million of the net proceeds from the 10 3/4% senior notes offering was used to fund a restricted cash collateral account that has been and will be used, subject to our being in compliance with the senior credit facility, to repurchase or repay the FHP senior notes prior to or on their stated maturity date. As of September 30, 2002, we had used $42 million of the restricted cash collateral account to purchase and permanently retire FHP senior notes. Additionally, in May 2002, we retired $3 million of the FHP senior notes by exchanging approximately 0.1 million shares of our common stock for those FHP senior notes. We reissued treasury stock to provide the common stock used in the exchange. The FHP senior notes share in the collateral securing our obligations under our senior credit facility.

Database Financing Agreement. In August 2002, we entered into a payment plan agreement to purchase database licenses, financial accounting system software and related maintenance in connection with the implementation of our IT initiatives. We financed $14 million, payable in quarterly installments through July 2005. The interest imputed on the payment plan agreement ranges from 4% to 5.3%.

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

3. Stockholders’ Equity

Acqua Wellington Arrangement. In December 2001, we entered into an equity commitment arrangement with Acqua Wellington North American Equities Fund Ltd., or Acqua Wellington, an institutional

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2002
(unaudited)

investor, for the purchase by Acqua Wellington of up to 6.9 million shares or $150 million of our common stock. We have the ability to call the equity commitment for an 18-month period beginning December 26, 2001, the effective date of our registration statement relating to the equity commitment, at a price per share equal to the daily volume weighted average price of our common stock on each of the 18 consecutive trading days in a draw down period that the weighted average price is above the threshold price we determine for the applicable draw down, less a discount ranging from 3.2% to 4.7% that is based on the threshold price. We have the sole discretion to present up to 15 draw down notices to Acqua Wellington. Each draw down notice sets the threshold price and the dollar value of shares Acqua Wellington may be obligated to purchase during a draw down period. The threshold price we choose cannot be less than $11.00 per share. The threshold price we select determines the maximum dollar value of shares and the discount to the market price based upon a predetermined schedule. In April 2002, we made a draw down under our equity commitment arrangement with Acqua Wellington. As a result of this draw down, we sold 420,720 shares to Acqua Wellington for an average price of $21.39 per share. The total proceeds from the draw down were approximately $9 million. This equity commitment arrangement will expire in June 2003.

Treasury Stock. As of September 30, 2002, we held approximately 11.8 million shares of treasury stock totaling $608 million. During the nine months ended September 30, 2002, we reissued approximately 1.0 million shares of treasury stock in connection with our employee benefit plans, the early retirement of FHP senior notes, and a draw down of the Acqua Wellington equity commitment arrangement. We will continue to reissue treasury stock in connection with our employee benefit plans and future draw downs, if any, under the Acqua Wellington equity commitment arrangement, or for other corporate purposes.

Minority Interest. In the first quarter of 2001, we purchased all outstanding stock of SeniorCo, Inc. from minority stockholders for $9 million. Of this amount, $6 million was paid to Compaq Computer Corporation, as a return on their original investment of $8 million. No operating results were allocated to minority stockholders in 2001.

4. Net Investment Income

We continually monitor our investment portfolio to determine whether any declines in the value of our investments are other than temporary. Since 2000, we have invested amounts totaling $11.2 million in MedUnite, Inc., or MedUnite, an independent, development stage company conceived and financed by several of the nation’s largest health care payors. MedUnite was organized to provide claims submission and payment, referral, eligibility and other Internet provider connectivity services. As expected, MedUnite experienced losses and negative cash flows since its inception. As recently as December 2001, we had not adjusted the carrying value of this investment based upon valuations prepared by qualified independent third parties. Those valuations were based upon financial and operational information contained in MedUnite’s business plan. We account for our investment in MedUnite under the cost method.

Since that time, MedUnite has not met its business plan for 2002, and will require additional capital to meet its objectives. Current market conditions make it difficult to predict whether new capital can be raised upon terms acceptable to its shareholders. As a result, we determined that the MedUnite investment had a decline in value that was other than temporary. Therefore, we wrote down our entire, then-existing $11 million investment in MedUnite in the second quarter of 2002. Additionally, we wrote down certain telecommunications investments to market value resulting in a charge of approximately $2 million in the second quarter of 2002. In total, we recorded a charge of $13 million ($8 million, or $0.22 diluted loss per share, net of tax) for other than temporary impairments to the value of these investments which is included in net investment income in the second quarter of 2002. In addition to the impairment of these

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2002
(unaudited)

investments, we experienced lower pretax rates of return on our portfolio as a result of lower investable balances and interest rates that have been declining since 2001.

We invested $0.2 million in MedUnite in the third quarter of 2002, which we expensed, and we may make additional investments in MedUnite in the future. If we make additional investments in the near term, such investments, depending on the facts and circumstances at that time, would likely be expensed when made.

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

Under the guidance of SFAS No. 142, we used a discounted cash flow methodology to assess the fair values of our reporting units as of January 1, 2002. For reporting units with book equity values that exceeded the fair values, we performed a hypothetical purchase price allocation. Impairment was measured by comparing the goodwill derived from the hypothetical purchase price allocation to the carrying value of the goodwill balance. As a result, we recognized $897 million (net of $32 million of deferred tax liability reversals) of goodwill impairment as the cumulative effect of a change in accounting principle during the three months ended March 31, 2002. No goodwill impairment indicators existed for the three months ended September 30, 2002, and as a result impairment testing was not required. The following table reflects consolidated results adjusted as though the adoption of the SFAS No. 142 non-amortization of goodwill provisions occurred as of the beginning of the three and nine months ended September 30, 2001:

	Three Months Ended September 30, 2001			Nine Months Ended September 30, 2001

	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted

	(amounts in thousands, except per-share data)
Net income	$17,007	$14,358	$31,365	$45,424	$43,054	$88,478
Basic earnings per share	$0.50	$0.43	$0.93	$1.35	$1.28	$2.64
Diluted earnings per share	$0.50	$0.43	$0.93	$1.34	$1.27	$2.61

Other intangible assets will continue to be amortized over their useful lives. Under the current accounting rules and based on our current intangible assets, our future intangible asset amortization will be

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2002
(unaudited)

$22 million in 2003, $21 million in 2004, $17 million in 2005, $15 million in 2006 and $15 million in 2007. Balances of identified intangible assets, by major class, were as follows for the periods indicated:

		Accumulated
	Cost	Amortization	Net Balance

	(amounts in thousands)
Intangible assets:
Employer groups	$243,820	$100,601	$143,219
Provider networks	121,051	17,238	103,813
Other	10,729	8,866	1,863

Balance at September 30, 2002	$375,600	$126,705	$248,895

Intangible assets:
Employer groups	$243,820	$86,738	$157,082
Provider networks	121,051	14,395	106,656
Other	10,729	7,851	2,878

Balance at December 31, 2001	$375,600	$108,984	$266,616

6.	Impairment, Disposition, Restructuring, Office of Personnel Management (“OPM”) and Other (Credits) Charges

We recognized net pretax (credits) charges for the nine months ended September 30, 2002 and 2001 as follows:

				Diluted
	Quarter	Pretax (Credits)	Net-of-Tax	Earnings
	Recognized	Charges	Amount	Per Share

	(amounts in millions, except per share data)
2002
OPM credits	Total first	$(12.9)	$(8.1)	$(0.23)

Write off of unamortized senior credit facility fees and paid advisory fees	Total second	$18.3	$11.4	$0.32

2001
Gain from contract termination agreement	First	$(1.2)	$(0.6)	$(0.02)
Restructuring change in estimate	First	0.3	0.1	—

	Total first	$(0.9)	$(0.5)	$(0.02)

Restructuring change in estimate	Total second	$(0.3)	$(0.1)	$—

Debt offering costs	Third	$3.1	$1.5	$0.04
Restructuring change in estimate	Third	(0.2)	(0.1)	—

	Total third	$2.9	$1.4	$0.04

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
September 30, 2002
(unaudited)

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

Restructuring Change in Estimates. We recognized changes in our January 2000 and December 2000 restructuring estimates related to severance and related employee benefits. During the third quarter of 2001, we recognized a credit of $0.2 million for the January estimate. During the second quarter of 2001, we recognized a credit of $0.1 million for the January estimate and a credit of $0.2 million for the December estimate. During the first quarter of 2001, we recognized a credit of $0.1 million for the January estimate, offset by a charge of $0.4 million for the December estimate.

Gain from Contract Termination Agreement. During the first quarter of 2001, we recognized other credits of $1 million for a gain from a contract termination agreement.

Restructuring Charge.

December 2001. In December 2001, we announced a reorganization to enhance our focus on commercial business growth and to improve our operational efficiency. In connection with this reorganization, we terminated approximately 1,450 employees and we recognized a restructuring charge of $60 million in the fourth quarter of 2001. Of the $60 million charge, approximately $34 million represented a liability for cash payments, of which $0.6 million was paid during the fourth quarter of 2001 and the remainder will be paid throughout 2002 and 2003, as severance payments are completed. Approximately $20 million of this restructuring charge was for severance and related employee benefits for employees whose positions will be eliminated by December 2003. More than half of the employee reductions were related to consolidation and standardization of company operations. As of September 30, 2002, approximately 1,060 employees had left and approximately 180 employees whose positions were eliminated had accepted other positions within the company. The remaining employees are expected to be terminated by December 2003. During the quarter ended September 30, 2002, we paid approximately $3 million to terminated employees.

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

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2002
(unaudited)

The following table presents the activity through September 30, 2002, on the restructuring charge we took in 2001:

	Initial			Balance at			Balance at
	Pretax	Non-cash	2001	December 31,	2002	Changes in	September 30,
	Charge	Write-off	Payments	2001	Payments	Estimate	2002

	(amounts in millions)
December 2001 restructuring:
Lease cancellations and commitments	$39.7	$(25.8)	$—	$13.9	$(6.7)	$—	$7.2
Severance and separation benefits	20.2	—	(0.6)	19.6	(11.0)	—	8.6

Total December 2001 restructuring	$59.9	$(25.8)	$(0.6)	$33.5	$(17.7)	$—	$15.8

7. Contingencies

Provider Instability and Insolvency.

Our insolvency expenses include write-offs of certain uncollectable receivables from providers, and the estimated cost of unpaid health care claims normally covered by our capitation payments. Depending on state law, we may be held liable for unpaid health care claims that were previously the responsibility of the capitated provider and for which we have already paid capitation. Insolvency reserves also include estimates for potentially insolvent providers that we have specifically identified, where conditions indicate claims are not being paid or claim payments have slowed considerably. We continue to monitor the financial condition of our providers where there is perceived risk of insolvency and will adjust our insolvency reserves as necessary. Information provided by groups may be unaudited, self-reported information or may not ultimately be obtained. The balance of our insolvency reserves included in medical claims and benefits payable was $41 million at both September 30, 2002 and December 31, 2001.

To reduce insolvency risk, we have developed contingency plans that include shifting members to other providers and reviewing operational and financial plans to monitor and maximize financial and network stability. As capitation contracts are renewed for providers we have also taken steps, where feasible, to have security reserves established for insolvency issues. Security reserves are most frequently in the forms of letters of credit or segregated funds that are held in the provider’s name in a third party financial institution. The reserves may be used to pay claims that are the financial responsibility of the provider.

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
September 30, 2002
(unaudited)

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

The settlement requires us to pay $88 million. We paid $68 million in April 2002, $10 million in October 2002 and will pay the final $10 million in April 2003. As part of the settlement, we received from OPM in the second quarter of 2002 approximately $15 million in premiums that were either withheld pending resolution of these audits or were not paid by OPM for 2001 and earlier periods. The settlement resulted in OPM credits of $13 million ($8 million or $0.23 diluted earnings per share, net of tax) that we recorded in the first quarter of 2002, representing a reduction to the net liability we had established in prior periods. The $88 million settlement includes approximately $67 million paid out of fully funded reserves by our operating subsidiaries, and $21 million paid by the parent company on behalf of health plans we no longer own. We did not admit to any wrongdoing as part of the settlement. The settlement preserves our right to seek recovery from OPM of premium underpayments, if any, for understatements of membership census during the contracts years covered by the settlement.

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

In mid-2000, various federal actions against managed care companies, including us, were joined in a multi-district litigation that was coordinated for pretrial proceedings only in the United States District Court for the Southern District of Florida. This litigation is known as “In re Managed Care Litigation.” Thereafter, Dr. Dennis Breen, Dr. Leonard Klay, Dr. Jeffrey Book and several other health care providers, along with several medical associations, including the California Medical Association, joined the “In re

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2002
(unaudited)

Managed Care” proceeding. These health care providers sued many managed care companies, including us, alleging that the companies’ claims processing systems automatically and impermissibly alter codes included on providers’ reimbursement/ claims forms to reduce the amount of reimbursement, and that the companies impose unfair contracting terms on providers, impermissibly delay making capitated payments under their capitated contracts, and negotiate capitation payments that are inadequate to cover the costs of health care services provided.

The District Court granted our motion to compel arbitration of all of Dr. Breen’s and Dr. Book’s claims against us, except for their claims for violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, and for their conspiracy and aiding and abetting claims that stem from contractual relationships with other managed care companies. The District Court denied our motion to compel arbitration by several other doctors because the District Court concluded that they were only pursuing conspiracy and aiding and abetting claims against us. We appealed from the District Court’s arbitration rulings to the extent they denied sending claims to arbitration. The Court of Appeals affirmed the District Court’s arbitration rulings in their entirety. We filed a petition asking the United States Supreme Court to review the Court of Appeals’ decision, and on October 15, 2002 the United States Supreme Court granted our petition. Oral argument before the United States Supreme Court is currently set for February 2003. On October 23, 2002, we filed a motion with the District Court to stay discovery in the District Court until the United States Supreme Court has decided the case before it.

In March 2001, the plaintiffs in the Breen lawsuit filed an amended complaint, and we filed a motion to dismiss the amended complaint. On September 26, 2002, the District Court granted plaintiffs’ motion to amend their complaint further and denied our pending motion to dismiss as moot. On September 26, 2002, the District Court also certified three classes of physicians on the claims asserted against us in the plaintiffs’ complaint. Of the three classes of physicians that were certified, two were nationwide classes and one class was limited to California physicians. On October 18, 2002, we filed a new motion to dismiss directed at the plaintiffs’ second amended complaint. Discovery in this litigation has recently commenced. We deny all material allegations and intend to defend the action vigorously.

On November 21, 2000, Michael Russ filed a purported class action complaint against us and several of our present and former directors and executive officers in the Central District of California. On April 18, 2002, the court dismissed the Russ case against us with prejudice. The plaintiffs filed an appeal from the dismissal order and subsequently voluntarily dismissed their appeal, which ended the case.

PacifiCare of Texas v. The Texas Department of Insurance and the State of Texas. In November 2001, we filed a lawsuit against the Texas Department of Insurance, or TDI, and the State of Texas challenging the TDI’s interpretation and enforcement of state statutes and regulations that would make Texas a “double-pay” state. The lawsuit relates to the financial insolvency of three physician groups that had capitation contracts with PacifiCare of Texas. Under these contracts, the responsibility for claims payments to health care providers was delegated to the contracted physician groups. We made capitation payments to each of these physician groups, but each of these physician groups failed to pay all of the health care providers who provided health care services covered by the capitation payments. On February 11, 2002, subsequent to the filing of our lawsuit, the Attorney General of Texas or AG, on behalf of the State of Texas and the TDI, filed a civil complaint against our Texas subsidiary in the District Court of Travis County, Texas alleging violations of the Texas Health Maintenance Organization Act, Texas Insurance Code and regulations under the Code and the Texas Deceptive Trade Practices Consumer Protection Act. The AG’s complaint primarily alleges that despite its capitation payments to the physician groups, PacifiCare of Texas is still financially responsible for the failure of the delegated providers to pay health care providers. The AG is seeking an injunction requiring us to comply with state laws plus unspecified damages, civil penalties and restitution. The AG also claimed that its subsequent lawsuit, not ours, should

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2002
(unaudited)

govern the dispute. In March 2002, we submitted a motion to be recognized as the plaintiff in the lawsuit rather than the AG. In June 2002, the District Court granted this motion. In June 2002, the District Court ordered TDI, the AG and PacifiCare of Texas to participate in mediation, but recently excused them from that requirement. On September 11, 2002, the Texas Medical Association, various providers and the bankruptcy trustee for an affiliate of one of the physician groups intervened in the lawsuit. PacifiCare did not oppose the intervention of these parties in the lawsuit. Based on current information and review, we do not believe that our Texas plan is liable under applicable Texas law to pay unpaid health claims that were the responsibility of the capitated provider and for which we have already paid capitation. We intend to prosecute this action vigorously.

Other Litigation. We are involved in legal actions in the normal course of business, including claims from our members and providers arising out of decisions to deny or restrict reimbursement for services and claims that seek monetary damages, including claims for punitive damages that are not covered by insurance. As we have increased our medical management, more claims relating to the denial or restriction of services may arise. In addition, we may be subject to more claims of this nature from our Medicare+Choice members that will be litigated in state court, rather than under the Medicare Act’s administrative review process, based on a California Supreme Court decision that the United States Supreme Court declined to review. Our establishment of drug formularies, support of clinical trials and PBM services may increase our exposure to product liability claims associated with pharmaceuticals and medical devices. Based on current information and review, including consultation with our lawyers, we believe any ultimate liability that may arise from these actions, including all class action legal proceedings and State of Texas litigation, would not materially affect our consolidated financial position, results of operations or cash flows. However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material effect on our results of operations or cash flows of a future period. For example, the loss of even one claim resulting in a significant punitive damage award could have a material adverse effect on our business. Moreover, our exposure to potential liability under punitive damage theories may decrease significantly our ability to settle these claims on reasonable terms.

8. Earnings Per Share

We calculated the denominators for the computation of basic and diluted earnings per share as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(amounts in thousands)
Shares outstanding at the beginning of the period (excluding 89,951 shares of restricted common stock for the three and nine months ended September 30, 2002)	35,390	33,578	34,448	33,454
Weighted average number of shares issued:
Treasury stock reissued	60	24	535	30
Stock options exercised	71	88	85	87

Denominator for basic earnings per share	35,521	33,690	35,068	33,571
Employee stock options and other dilutive potential common shares(1)(2)	877	83	—	271

Denominator for diluted earnings per share(2)	36,398	33,773	35,068	33,842

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2002
(unaudited)

(1)	Certain options to purchase common stock were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock for the periods presented. For the three months ended September 30, 2002 and 2001, these weighted options outstanding totaled 3.3 million and 6.1 million, respectively (with exercise prices ranging from $24.69 to $114.00 per share). For the nine months ended September 30, 2002 and 2001, these weighted options outstanding totaled 3.9 million and 6.5 million, respectively (with exercise prices ranging from $23.07 to $114.00 per share).

(2)	Employee stock options and other dilutive potential common shares for the nine months ended September 30, 2002 were not included in the calculation of diluted earnings per share because they were antidilutive.

9. Comprehensive Income

Comprehensive income represents our net income plus changes in equity, other than those changes resulting from investments by, and distributions, to our stockholders. Such changes include unrealized gains or losses on our available-for-sale securities. Our comprehensive income totaled $60 million for the three months ended September 30, 2002 and $125 million, excluding the cumulative effect of a change in accounting principle of $897 million, net of tax, for the nine months ended September 30, 2002. Our comprehensive income totaled $30 million for the three months ended September 30, 2001 and $61 million for the nine months ended September 30, 2001.

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

The following unaudited consolidating condensed financial statements quantify the financial position as of December 31, 2001 and September 30, 2002, the operations for the three months and nine months ended September 30, 2001 and 2002, and the cash flows for the nine months ended September 30, 2001 and 2002 of the Initial Guarantor Subsidiaries listed below and the PHPA Guarantor Subsidiaries listed below. The following unaudited consolidating condensed balance sheets, consolidating condensed statements of operations and consolidating condensed statements of cash flows present financial information for:

Parent — PacifiCare Health Systems, Inc. on a stand-alone basis (carrying investments in subsidiaries under the equity method); PacifiCare became the parent on February 14, 1997, effective with the acquisition of FHP.

Initial Guarantor Subsidiaries — PHPA, PacifiCare eHoldings, Inc., SeniorCo, Inc. and MEDeMORPHUS Healthcare Solutions, Inc. (formerly known as Rx-Connect, Inc.) on a stand-alone basis (carrying investments in subsidiaries under the equity method).

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
September 30, 2002
(unaudited)

The Company — The financial information for PacifiCare Health Systems, Inc. on a condensed consolidated basis.

Provision For Income Taxes — PacifiCare and its subsidiaries record the provision for income taxes in accordance with an intercompany tax-sharing agreement. Income tax benefits available to subsidiaries that arise from net operating losses can only be used to offset the subsidiaries’ taxable income from prior years and taxable income in future periods in accordance with the Federal tax law.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2002
(unaudited)

CONSOLIDATING CONDENSED BALANCE SHEETS

September 30, 2002

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(amounts in thousands)
ASSETS
Current assets:
Cash and equivalents	$—	$148,701	$(50,358)	$405,229	$—	$503,572
Marketable securities	—	—	—	1,162,465	—	1,162,465
Receivables, net	43	(73,775)	238,214	162,664	(10,292)	316,854
Intercompany	(553,210)	422,053	16,538	114,619	—	—
Prepaid expenses and other current assets	525	25,739	9,219	25,714	(4,396)	56,801
Restricted cash collateral for FHP senior notes	43,346	—	—	—	—	43,346
Deposits against letters of credit	23,977	—	—	—	—	23,977
Deferred income taxes	—	37,229	3,365	62,456	(17,287)	85,763

Total current assets	(485,319)	559,947	216,978	1,933,147	(31,975)	2,192,778

Property, plant and equipment at cost, net	—	110,401	18,094	46,086	—	174,581
Marketable securities-restricted	—	—	—	147,949	—	147,949
Deferred income taxes	—	49,289	4,180	33,377	(86,846)	—
Investment in subsidiaries	2,458,547	2,420,055	13,264	898,502	(5,790,368)	—
Goodwill and intangible assets, net	—	15,049	16,479	1,203,284	—	1,234,812
Other assets	20,481	31,008	1	953	—	52,443

	$1,993,709	$3,185,749	$268,996	$4,263,298	$(5,909,189)	$3,802,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$—	$19,119	$34,203	$1,012,372	$(4,394)	$1,061,300
Accounts payable and accrued liabilities	19,440	274,084	51,403	159,022	(4,072)	499,877
Deferred income taxes	—	11,192	683	5,412	(17,287)	—
Unearned premium revenue	—	139	68	70,054	(6,222)	64,039
Long-term debt due within one year	50,484	48,778	—	133	—	99,395

Total current liabilities	69,924	353,312	86,357	1,246,993	(31,975)	1,724,611

Long-term debt due after one year	659,968	8,109	—	1,318	—	669,395
Deferred income taxes	—	82,829	5,668	101,197	(86,846)	102,848
Other liabilities	—	16,761	—	167	—	16,928
Intercompany notes payable (receivable)	—	(202,963)	—	202,963	—	—
Stockholders’ equity:
Capital stock	475	—	—	—	—	475
Unearned compensation	(1,100)	—	—	—	—	(1,100)
Additional paid-in capital	1,558,956	—	—	—	—	1,558,956
Accumulated other comprehensive loss	—	—	—	24,964	—	24,964
Retained earnings	313,384	—	—	—	—	313,384
Treasury stock	(607,898)	—	—	—	—	(607,898)
Equity in income of subsidiaries	—	2,927,701	176,971	2,685,696	(5,790,368)	—

Total stockholders’ equity	1,263,817	2,927,701	176,971	2,710,660	(5,790,368)	1,288,781

	$1,993,709	$3,185,749	$268,996	$4,263,298	$(5,909,189)	$3,802,563

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2002
(unaudited)

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2002

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(amounts in thousands)
Operating revenue	$273	$7,270	$112,378	$2,746,400	$(86,576)	$2,779,745
Income from subsidiaries	61,896	123,176	—	1,314	(186,386)	—

Total operating revenue	62,169	130,446	112,378	2,747,714	(272,962)	2,779,745
Health care services	—	19,016	73,220	2,314,048	(81,239)	2,325,045
Selling, general and administrative expenses	(147)	90,068	24,965	247,768	(4,451)	358,203
Amortization of intangible assets	—	313	—	6,189	—	6,502

Operating income	62,316	21,049	14,193	179,709	(187,272)	89,995
Interest expense	(18,557)	(1,982)	—	(552)	886	(20,205)

Income before income taxes	43,759	19,067	14,193	179,157	(186,386)	69,790
Provision for income taxes	—	(42,829)	5,683	63,177	—	26,031

Net income	$43,759	$61,896	$8,510	$115,980	$(186,386)	$43,759

For the Nine Months Ended September 30, 2002

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(amounts in thousands)
Operating revenue	$(10,576)	$21,448	$327,260	$8,326,537	$(252,113)	$8,412,556
Income from subsidiaries	179,712	246,788	—	3,057	(429,557)	—

Total operating revenue	169,136	268,236	327,260	8,329,594	(681,670)	8,412,556
Health care services	—	19,078	213,598	7,197,089	(236,369)	7,193,396
Selling, general and administrative expenses	(329)	168,364	70,401	752,456	(13,265)	977,627
Amortization of intangible assets	—	937	—	16,784	—	17,721
Impairment, disposition, restructuring and other charges	18,336	—	—	—	—	18,336
Office of Personnel Management charges (credits)	—	(18,092)	—	5,241	—	(12,851)

Operating income	151,129	97,949	43,261	358,024	(432,036)	218,327
Interest expense	(48,943)	(6,600)	—	(2,287)	2,479	(55,351)

Income before income taxes	102,186	91,349	43,261	355,737	(429,557)	162,976
Provision for income taxes	—	(88,363)	16,907	132,246	—	60,790

Income before cumulative effect of a change in accounting principle	102,186	179,712	26,354	223,491	(429,557)	102,186
Cumulative effect of a change in accounting principle	—	—	—	(897,000)	—	(897,000)

Net income (loss)	$102,186	$179,712	$26,354	$(673,509)	$(429,557)	$(794,814)

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2002
(unaudited)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2002

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(amounts in thousands)
Operating activities:
Net income (loss)	$102,186	$179,712	$26,354	$(673,509)	$(429,557)	$(794,814)
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(179,712)	(246,788)	—	(3,057)	429,557	—
Cumulative effect of a change in accounting principle	—	—	—	897,000	—	897,000
Depreciation and amortization	—	25,339	4,554	8,190	—	38,083
Deferred income taxes	—	23,368	170	7,034	—	30,572
Impairment, disposition, restructuring and other charges	18,336	—	—	—	—	18,336
Amortization of intangible assets	—	937	—	16,784	—	17,721
Provision for doubtful accounts	—	—	302	15,561	—	15,863
Office of Personnel Management charges (credits)	—	(18,092)	—	5,241	—	(12,851)
Marketable and other securities impairment for other than temporary declines in value	11,001	—	—	1,542	—	12,543
Employee benefit plan contributions in treasury stock	9,586	—	—	—	—	9,586
Amortization of capitalized loan fees	6,623	—	—	—	—	6,623
Amortization of notes receivable from sale of fixed assets	—	(2,291)	—	—	—	(2,291)
(Gain) loss on disposal of property, plant and equipment	—	1,555	—	(3,292)	—	(1,737)
Unearned compensation amortization	466	—	—	—	—	466
Tax benefit realized for stock option exercises	289	—	—	—	—	289
Amortization of discount on 10 3/4% senior notes	109	—	—	—	—	109
Adjustment to cash received in purchase transaction	—	17	—	—	—	17
Changes in assets and liabilities	112,974	(60,918)	(4,449)	(490,769)	—	(443,162)

Net cash flows provided by (used in) operating activities	81,858	(97,161)	26,931	(219,275)	—	(207,647)

Investing activities:
Purchase of marketable securities, net	—	—	—	(79,128)	—	(79,128)
Purchase of marketable securities-restricted	(43,346)	—	—	(32,315)	—	(75,661)
Purchase of property, plant and equipment	—	(33,710)	(2,538)	(6,730)	—	(42,978)
Proceeds from the sale of property, plant and equipment	—	24	—	12,388	—	12,412

Net cash flows provided by (used in) investing activities	(43,346)	(33,686)	(2,538)	(105,785)	—	(185,355)

Financing activities:
Proceeds from the sale of 10 3/4% senior notes, net of discount	497,254	—	—	—	—	497,254
Principal payments on senior credit facility	(491,651)	—	—	(133)	—	(491,784)
Principal payments on FHP senior notes	—	(41,750)	—	—	—	(41,750)
Loan fees	(32,539)	—	—	—	—	(32,539)
Deposits against letters of credit	(23,977)	—	—	—	—	(23,977)
Proceeds from draw down under equity commitment arrangement	8,928	—	—	—	—	8,928
Proceeds from issuance of common and treasury stock	2,705	—	—	—	—	2,705
Employee benefit plan stock registration fees	(22)	—	—	—	—	(22)
Intercompany activity:
Dividends received (paid)	790	130,399	—	(131,189)	—	—
Royalty dividends and loans received (paid)	—	86,685	—	(86,685)	—	—
Subordinated loans received (paid)	—	(26,121)	—	26,121	—	—
Capital contributions received (paid)	—	20,000	—	(20,000)	—	—

Net cash flows provided by (used in) financing activities	(38,512)	169,213	—	(211,886)	—	(81,185)

Net increase (decrease) in cash and equivalents	—	38,366	24,393	(536,946)	—	(474,187)
Beginning cash and equivalents	—	110,335	(74,751)	942,175	—	977,759

Ending cash and equivalents	$—	$148,701	$(50,358)	$405,229	$—	$503,572

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2002
(unaudited)

CONSOLIDATING CONDENSED BALANCE SHEETS

December 31, 2001

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(amounts in thousands)
ASSETS
Current assets:
Cash and equivalents	$—	$110,335	$(74,751)	$942,175	$—	$977,759
Marketable securities	10,001	—	—	1,052,352	—	1,062,353
Receivables, net	—	(51,433)	134,197	295,516	(2,619)	375,661
Intercompany	(454,127)	325,418	88,307	40,402	—	—
Prepaid expenses and other current assets	156	12,632	12,307	15,159	—	40,254
Deferred income taxes	—	62,596	3,534	83,316	(17,287)	132,159

Total current assets	(443,970)	459,548	163,594	2,428,920	(19,906)	2,588,186

Property, plant and equipment at cost, net	—	89,972	20,110	56,642	—	166,724
Marketable securities- restricted	—	—	—	112,167	—	112,167
Deferred income taxes	—	49,288	4,180	12,999	(66,467)	—
Investment in subsidiaries	3,173,723	2,387,155	13,264	1,502	(5,575,644)	—
Goodwill and intangible assets, net	—	1,017,005	16,479	1,148,502	—	2,181,986
Other assets	11,129	34,897	4	953	—	46,983

	$2,740,882	$4,037,865	$217,631	$3,761,685	$(5,662,017)	$5,096,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$—	$100	$32,637	$1,065,601	$(2,438)	$1,095,900
Accounts payable and accrued liabilities	4,048	264,066	33,483	165,392	(181)	466,808
Deferred income taxes	—	10,630	683	5,974	(17,287)	—
Unearned premium revenue	—	1,079	270	549,561	—	550,910
Long-term debt due within one year	—	—	—	124	—	124

Total current liabilities	4,048	275,875	67,073	1,786,652	(19,906)	2,113,742

Long-term debt due after one year	705,000	88,000	—	1,309	—	794,309
Deferred income taxes	—	87,098	5,668	110,828	(66,467)	137,127
Other liabilities	—	16,915	—	168	—	17,083
Intercompany notes payable (receivable)	—	(176,842)	—	176,842	—	—
Stockholders’ equity:
Capital stock	473	—	—	—	—	473
Unearned compensation	(1,153)	—	—	—	—	(1,153)
Additional paid-in capital	1,582,566	—	—	—	—	1,582,566
Accumulated other comprehensive loss	—	—	—	1,951	—	1,951
Retained earnings	1,108,198	—	—	—	—	1,108,198
Treasury stock	(658,250)	—	—	—	—	(658,250)
Equity in income of subsidiaries	—	3,746,819	144,890	1,683,935	(5,575,644)	—

Total stockholders’ equity	2,031,834	3,746,819	144,890	1,685,886	(5,575,644)	2,033,785

	$2,740,882	$4,037,865	$217,631	$3,761,685	$(5,662,017)	$5,096,046

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2002
(unaudited)

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2001

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(amounts in thousands)
Operating revenue	$176	$9,007	$112,227	$2,936,029	$(92,975)	$2,964,464
Income from subsidiaries	33,005	45,331	950	—	(79,286)	—

Total operating revenue	33,181	54,338	113,177	2,936,029	(172,261)	2,964,464
Health care services	—	22	66,397	2,601,271	(86,760)	2,580,930
Selling, general and administrative expenses	30	35,411	21,230	257,722	(4,462)	309,931
Amortization of goodwill and intangible assets	—	7,415	124	13,100	—	20,639
Impairment, disposition, restructuring and other charges (credits)	3,159	(1,999)	—	(23)	—	1,137

Operating income	29,992	13,489	25,426	63,959	(81,039)	51,827
Interest expense	(14,785)	(2,998)	—	(803)	1,753	(16,833)

Income before income taxes	15,207	10,491	25,426	63,156	(79,286)	34,994
Provision for income taxes	—	(24,314)	8,363	33,938	—	17,987

Net income	$15,207	$34,805	$17,063	$29,218	$(79,286)	$17,007

For the Nine Months Ended September 30, 2001

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(amounts in thousands)
Operating revenue	$176	$26,434	$323,484	$8,890,853	$(272,058)	$8,968,889
Income from subsidiaries	94,572	141,506	8,085	—	(244,163)	—

Total operating revenue	94,748	167,940	331,569	8,890,853	(516,221)	8,968,889
Health care services	—	271	212,014	7,903,315	(254,079)	7,861,521
Selling, general and administrative expenses	151	94,300	66,993	748,929	(13,435)	896,938
Amortization of goodwill and intangible assets	—	22,177	374	39,698	—	62,249
Impairment, disposition, restructuring and other charges (credits)	3,159	(8)	(1,197)	(240)	—	1,714

Operating income	91,438	54,800	53,385	199,151	(248,707)	150,067
Interest expense	(47,814)	(9,243)	—	(2,289)	4,544	(54,802)

Income before income taxes	43,624	45,557	53,385	196,862	(244,163)	95,265
Provision for income taxes	—	(52,615)	17,125	83,531	—	48,041

Income before extraordinary gain	43,624	98,172	36,260	113,331	(244,163)	47,224
Extraordinary gain	—	(1,800)	—	—	—	(1,800)

Net income	$43,624	$96,372	$36,260	$113,331	$(244,163)	$45,424

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2002
(unaudited)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2001

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(amounts in thousands)
Operating activities:
Net income	$43,624	$96,372	$36,260	$113,331	$(244,163)	$45,424
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(94,572)	(141,506)	(8,085)	—	244,163	—
Amortization of goodwill and intangible assets	—	22,177	374	39,698	—	62,249
Depreciation and amortization	—	34,611	4,066	8,131	—	46,808
Provision for doubtful accounts	—	4	2	21,976	—	21,982
Amortization of capitalized loan fees	4,821	—	—	—	—	4,821
Deferred income taxes	—	1,526	(24)	2,873	—	4,375
Unearned compensation amortization	3,078	—	—	—	—	3,078
Loss on disposal of property, plant and equipment and other	—	2,761	91	47	—	2,899
Extraordinary gain	—	(1,800)	—	—	—	(1,800)
Impairment, disposition, restructuring and other charges (credits)	3,159	(8)	(1,197)	(240)	—	1,714
Tax benefit realized for stock option exercises	21	—	—	—	—	21
Changes in assets and liabilities, net of effects from acquisitions and dispositions	100,964	(64,796)	(32,496)	(130,605)	—	(126,933)

Net cash flows provided by (used in) operating activities	61,095	(50,659)	(1,009)	55,211	—	64,638

Investing activities:
Sale (purchase) of marketable securities, net	(10,001)	32,004	—	(275,415)	—	(253,412)
Purchase of property, plant and equipment	—	(37,511)	(2,272)	(11,220)	—	(51,003)
Purchase of marketable securities-restricted	—	(6,990)	—	(17,271)	—	(24,261)
Net cash paid for acquisitions	—	(500)	—	—	—	(500)
Proceeds from the sale of property, plant and equipment	—	139	—	—	—	139

Net cash flows used in investing activities	(10,001)	(12,858)	(2,272)	(303,906)	—	(329,037)

Financing activities:
Principal payments on long-term debt	(30,000)	—	—	(213)	—	(30,213)
Amendment fee	(12,314)	—	—	—	—	(12,314)
Cash paid to minority stockholders	(8,821)	—	—	—	—	(8,821)
Proceeds from issuance of common and treasury stock	41	—	—	—	—	41
Intercompany activity:
Dividends received (paid)	—	38,800	—	(38,800)	—	—
Royalty dividends and loans received (paid)	—	129,069	—	(129,069)	—	—
Subordinated loans received (paid)	—	(19,550)	—	19,550	—	—

Net cash flows provided by (used in) financing activities	(51,094)	148,319	—	(148,532)	—	(51,307)

Net increase (decrease) in cash and equivalents	—	84,802	(3,281)	(397,227)	—	(315,706)
Amortization of capitalized loan fees	4,821	—	—	—	—	4,821
Beginning cash and equivalents	—	54,826	(67,580)	1,264,389	—	1,251,635

Ending cash and equivalents	$—	$139,628	$(70,861)	$867,162	$—	$935,929

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In September 2002, we announced our intention to reduce benefits and increase premiums in our Medicare+Choice health plans in 2003. These actions will affect the majority of our 0.8 million members currently enrolled in Medicare+Choice health plans and may continue to result in disenrollment of some of our Medicare membership in counties where we continue to offer plans. In addition, we plan to withdraw our Medicare+Choice products in five counties in California and Texas where current and projected health care costs are high relative to the current and expected premiums. This withdrawal will affect approximately 37,000 members, representing about 5% of our senior health maintenance organization, or HMO, membership as of September 30, 2002. The effective date for this withdrawal is January 1, 2003.

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

Premiums for our commercial products and Medicare+Choice products are generally fixed in advance of the periods covered. Of our commercial business, more than 50% of our membership renews on January 1 of each year, with premiums that are generally fixed for periods up to one year. In addition, each of our subsidiaries that offers Medicare+Choice products must submit adjusted community rate proposals, generally by county or service area, to CMS by September 9 for each such product that will be offered in a subsequent year. As a result, increases in the costs of health care service in excess of the estimated future health care costs reflected in the premiums or the adjusted community rate proposals generally cannot be recovered in the applicable contract year through higher premiums or benefit designs.

Generally, since the Balanced Budget Act of 1997 went into effect, annual premium increases for Medicare+Choice members have not kept pace with increases in the costs of health care. In 2002, CMS announced that federal payments to Medicare+Choice managed care organizations are projected to increase only 2%, the guaranteed minimum required by law, in calendar year 2003. These shortfalls in Medicare+Choice premiums compared to our health care services expenses in some of our operating areas contributed to our decision to cease offering, close enrollment, or obtain capacity limits in our Medicare+Choice plans in various counties in 2003, 2002 and 2001. These premium trends also contributed to changes in our benefits, copayments and deductibles. The following table provides information on the number of counties where we did offer, currently offer or will offer our Medicare+Choice plans for new member enrollment as of the dates indicated. Additionally, it provides information on the number of counties for which we contracted with CMS to offer our Medicare+Choice plans, as of the beginning of each calendar year indicated. The change in the number of counties from

2002 to 2003 for which we contracted with CMS to offer our Medicare+Choice health plans was due to service area exits in California as well as the Houston, Texas market exit.

	January 1,	January 1,	January 1,
	2003	2002	2001

Counties Secure Horizons is contracted with CMS to offer Medicare+Choice plans	63	68	104
Counties that Secure Horizons has voluntarily closed enrollment or set capacity limits	—	4	28

Counties that Secure Horizons offers Medicare+Choice plans for new member enrollment	63	64	76

Other Income. Other income consists of revenue we receive from administrative services we offer through our specialty products companies, primarily from our pharmacy benefit management company. Our pharmacy benefit management company generates mail-service revenue where we, rather than network retail pharmacies, collect the member copayments. Additionally, we record revenues for prescription ingredient costs on prescriptions dispensed by our mail-service pharmacy. For prescription drugs dispensed through retail pharmacies, we record administrative services fees when a prescription claim is reviewed and approved, and the prescription is shipped or filled. We do not record revenues for the prescription ingredient costs or the network pharmacies’ dispensing fees; nor do we record revenues for copayments our members make to the retail pharmacies.

Net Investment Income. Net investment income consists of interest income, gross realized gains and gross realized losses experienced based on the level of cash invested over each period. As we have increased the number of our contracts that are risk-based rather than capitated contracts, our net investment income has become, and will continue to be an important component to results of operations. Under risk-based contracts, cash disbursements to health care providers for services provided to members are made after the related claim has been submitted and adjudicated. Under capitated contracts, health care providers are prepaid on a fixed-fee per-member per-month basis for the agreed upon schedule of services, without regard to the volume of services provided to a given member.

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

The percentages of HMO membership by contract type at September 30, 2002, December 31, 2001 and September 30, 2001 were as follows:

	Hospital			Physician

	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2002	2001	2001	2002	2001	2001

Commercial
Capitated	46%	48%	49%	78%	79%	80%
Risk-based/fee-for-service	54%	52%	51%	22%	21%	20%
Senior
Capitated	57%	57%	60%	77%	77%	80%
Risk-based/fee-for-service	43%	43%	40%	23%	23%	20%
Total
Capitated	48%	51%	52%	78%	79%	80%
Risk-based/fee-for-service	52%	49%	48%	22%	21%	20%

In 2002, the shift towards risk-based contracts has stabilized. We expect commercial hospital risk-based contracts to cover approximately 54% of our membership and commercial physician risk-based contracts to cover approximately 23% of our membership by December 31, 2002. We expect senior hospital risk-based contracts to cover approximately 43% of our membership and senior physician risk-based contracts to cover approximately 23% of our membership by December 31, 2002.

Three and Nine Months Ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2001

Membership. Total HMO and other membership decreased 12% to approximately 3.2 million members at September 30, 2002 from approximately 3.6 million members at September 30, 2001.

	At September 30, 2002			At September 30, 2001

	Commercial	Senior	Total	Commercial	Senior	Total

HMO Membership Data:
Arizona	148,400	89,000	237,400	151,800	110,100	261,900
California	1,567,000	395,200	1,962,200	1,614,000	509,800	2,123,800
Colorado	181,600	58,400	240,000	205,700	60,800	266,500
Guam	31,500	—	31,500	42,200	—	42,200
Nevada	24,500	28,100	52,600	36,200	31,800	68,000
Oklahoma	103,700	20,500	124,200	93,300	32,100	125,400
Oregon	71,500	25,600	97,100	94,400	27,900	122,300
Texas	103,800	106,100	209,900	214,300	157,600	371,900
Washington	64,400	56,300	120,700	79,000	61,200	140,200

Total HMO membership	2,296,400	779,200	3,075,600	2,530,900	991,300	3,522,200

Other Membership Data:
PPO and indemnity	63,800	—	63,800	41,800	—	41,800
Employer self-funded	34,500	—	34,500	36,900	—	36,900
Medicare supplement	—	15,400	15,400	—	11,100	11,100

Total other membership	98,300	15,400	113,700	78,700	11,100	89,800

Total HMO & other membership	2,394,700	794,600	3,189,300	2,609,600	1,002,400	3,612,000

	At September 30, 2002			At September 30, 2001

	PacifiCare			PacifiCare
	HMO	Unaffiliated	Total	HMO	Unaffiliated	Total

Specialty Membership Data:
Pharmacy benefit management (1)	3,075,600	1,355,100	4,430,700	3,522,200	1,042,900	4,565,100
Behavioral health(2)	2,225,600	1,485,700	3,711,300	2,420,700	1,362,500	3,783,200
Dental(2)	413,500	218,200	631,700	647,200	208,900	856,100

(1)	Pharmacy benefit management PacifiCare HMO membership represents members that are in our commercial or senior HMO. All of these members either have a prescription drug benefit or are able to purchase their prescriptions utilizing our retail network contracts or our mail service.

(2)	Dental and behavioral health PacifiCare HMO membership represents members that are in our commercial HMO that are also enrolled in our dental or behavioral health plan.

Commercial HMO membership decreased approximately 9% at September 30, 2002 compared to the same period in the prior year primarily due to a decrease of 110,500 members in Texas, 47,000 members in California, 24,100 members in Colorado and 22,900 members in Oregon primarily due to competitive pricing factors, elimination of unprofitable commercial business and the termination of contracts with network providers.

Senior HMO membership decreased approximately 21% at September 30, 2002 compared to the same period in the prior year primarily due to a decrease of 166,100 members in California and Texas primarily as a result of county exits and member disenrollments attributable to reduced benefits and increased premiums effective January 1, 2002.

PPO and indemnity membership increased approximately 53% at September 30, 2002 compared to the prior year primarily due to enhanced marketing and new product initiatives.

Pharmacy benefit management unaffiliated membership at September 30, 2002 increased approximately 30% compared to the prior year due to new membership of approximately 441,000 members attributable to increased marketing efforts, partially offset by membership losses of approximately 129,000 members primarily attributable to the disenrollment of one customer. Pharmacy benefit management HMO membership at September 30, 2002 decreased approximately 13% compared to the prior year due to changes in the senior benefits.

PacifiCare behavioral health HMO membership at September 30, 2002 decreased approximately 8% compared to the prior year in connection with the declines in affiliated commercial HMO membership described above, primarily in Colorado and Texas. Behavioral health unaffiliated membership at September 30, 2002 increased approximately 9% compared to the prior year due to the addition of two large employer groups.

PacifiCare dental HMO membership at September 30, 2002 decreased approximately 36% compared to the prior year primarily due to senior membership losses in California, attributable to dental benefit changes effective January 1, 2002. Dental unaffiliated membership at September 30, 2002 increased approximately 4% compared to the prior year due to slightly higher indemnity dental product sales.

Commercial Premiums. Commercial premiums increased 5% or $60 million for the three months and increased 3% or $125 million for the nine months ended September 30, 2002 compared to the same periods in the prior year as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2002

	(amounts in millions)
Premium rate increases that averaged approximately 15% for the three months and nine months ended September 30, 2002.	$158	$470
Net membership decreases, primarily in California, Colorado and Texas	(98)	(345)

Increase over prior year	$60	$125

Senior Premiums. Senior premiums decreased 14% or $244 million for the three months and decreased 13% or $656 million for the nine months ended September 30, 2002 compared to the same periods in the prior year as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2002

	(amounts in millions)
Membership decreases, primarily in California and Texas	$(336)	$(963)
Premium rate increases that averaged approximately 8% for the three months and nine months ended September 30, 2002	92	307

Decrease over prior year	$(244)	$(656)

Other Income. Other income increased 10% or $4 million for the three months and 17% or $20 million for the nine months ended September 30, 2002 compared to the same periods in the prior year. The increase was primarily due to increased mail-service revenues of our pharmacy benefit management subsidiary.

Net Investment Income. Net investment income decreased 20% or $5 million to $21 million for the three months ended September 30, 2002, from $26 million for the three months ended September 30, 2001. Net investment income decreased 52% or $46 million to $43 million for the nine months ended September 30, 2002, from $89 million for the nine months ended September 30, 2001.

We continually monitor our investment portfolio to determine whether any declines in the value of our investments are other than temporary. Since 2000, we have invested amounts totaling $11.2 million in MedUnite, Inc., or MedUnite, an independent, development stage company conceived and financed by several of the nation’s largest health care payors. MedUnite was organized to provide claims submission and payment, referral, eligibility and other Internet provider connectivity services. As expected, MedUnite has experienced losses and negative cash flows since its inception. As recently as December 2001, we had not adjusted the carrying value of this investment based upon valuations prepared by qualified independent third parties. Those valuations were based upon financial and operational information contained in MedUnite’s business plan. We account for our investment in MedUnite under the cost method.

Since that time, MedUnite has not met its business plan for 2002, and will require additional capital to meet its objectives. Current market conditions make it difficult to predict whether new capital can be raised upon terms acceptable to its shareholders. As a result, we determined that the MedUnite investment had a decline in value that was other than temporary. Therefore, we wrote down our entire, then-existing $11 million investment in MedUnite in the second quarter of 2002. Additionally, we wrote down certain telecommunications investments to market value resulting in a charge of approximately $2 million during the second quarter of 2002. In total, we recorded a charge of $13 million ($8 million, or $0.22 diluted loss per share, net of tax) for other than temporary impairments to the value of these investments which is included in net investment income in the second quarter of 2002. In addition to the impairment of these investments, we experienced lower pretax rates of return on our portfolio as a result of lower investable balances and interest rates that have been declining since 2001.

We invested $0.2 million in MedUnite in the third quarter of 2002, which we expensed, and we may make additional investments in MedUnite in the future. If we make additional investments in the near term, such investments, depending on the facts and circumstances at that time, would likely be expensed when made.

Consolidated Medical Loss Ratio. The consolidated medical loss ratio (health care services as a percentage of premium revenue) decreased for the three and nine months ended September 30, 2002 compared to the same periods in the prior year.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Medical loss ratio:
Consolidated	85.8%	89.2%	87.4%	89.8%
Commercial	87.0%	89.5%	87.3%	89.4%
Senior	84.8%	89.0%	87.5%	90.0%

Commercial Medical Loss Ratio. The commercial medical loss ratio includes results from our specialty HMO and indemnity insurance operations. Our commercial medical loss ratio decreased to 87.0% for the three months and 87.3% for the nine months ended September 30, 2002 compared to 89.5% and 89.4% for the same periods in the prior year. This decrease was driven by significant premium rate increases, partially offset by the membership losses described above, that outpaced an increase in commercial health care costs on an absolute dollar and per-member per-month basis.

Commercial health care costs increased $21 million for the three months and $34 million for the nine months ended September 30, 2002 compared to the same periods in the prior year. On a per-member per-month basis, these costs increased 11% to $153.53 for the three months and 12% to $151.03 per member per month for the nine months ended September 30, 2002 compared to $138.01 and $134.89 for the same periods in 2001. The increase was due primarily to increases in risk-based physician costs, risk-based inpatient hospital costs and pharmacy costs.

Senior Medical Loss Ratio. The senior medical loss ratio for 2002 includes results from our indemnity insurance operations for the Medicare supplement and Senior supplement products. We have not restated the prior-year period to include senior indemnity insurance operations because these results, which were previously included in our commercial medical loss ratio, were not material to senior premiums or senior health care costs in total. Our senior medical loss ratio decreased to 84.8% for the three months and 87.5% for the nine months ended September 30, 2002 compared to 89.0% and 90.0% for the same periods in 2001. This decrease was driven by premium rate increases on both CMS and member premiums, and benefit reductions effective January 1, 2002, net of membership losses described above, that outpaced an increase in senior health care costs on a per-member per-month basis. Additionally, the nine months ended September 30, 2002 included nine full months of premium rate increases attributable to the Benefits Improvements Act of 2000, or BIPA. Because BIPA became effective March 1, 2001, the same period in 2001 included only seven months of BIPA increases.

On an absolute dollar basis, senior health care costs decreased $277 million for the three months and $702 million for the nine months ended September 30, 2002 compared to the same periods in the prior year due to the significant decline in senior membership. However, on a per-member per-month basis, these costs increased 3% to $513.10 per member per month for the three months and 5% to $524.78 per member per month for the nine months ended September 30, 2002 as compared to $499.46 and $498.88 for the same periods in 2001, respectively. The per-member per-month increase was due primarily to increases in risk-based physician costs and risk-based inpatient hospital costs partially offset by benefit reductions effective January 1, 2002, and the positive impact of our disease management programs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $48 million to $358 million for the three months ended September 30, 2002, from $310 million for the three months ended September 30, 2001. Selling, general and administrative expenses increased $81 million to $978 million for the nine months ended September 30, 2002, from $897 million for the nine months ended September 30, 2001. For both periods, selling, general and administrative expenses increased primarily due to increased spending for information technology, or IT, initiatives, incentive compensation costs, legal fees and related litigation expenses. These costs were partially offset by reduced labor costs as a result of our 2001 corporate restructuring.

Selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income) increased compared to the same periods in the prior year primarily due to declines in operating revenue (excluding net investment income) totaling $179 million for the three months ended September 30, 2002 and $510 million for the nine months ended September 30, 2002.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income)	13.0%	10.5%	11.7%	10.1%

Impairment, Disposition, Restructuring, OPM and Other Charges. For the nine months ended September 30, 2002, we recognized a net pretax charge of approximately $5 million ($3 million or $0.09 diluted loss per share, net of tax). During the second quarter of 2002, we recognized a pretax charge of approximately $18 million for the write off of unamortized senior credit facility fees and for advisory fees paid in connection with the restructuring of our long-term debt. During the first quarter of 2002, we recognized OPM credits of $13 million. See Notes 2 and 6 of the Notes to Condensed Consolidated Financial Statements.

Interest Expense. Interest expense increased 20% or $3 million to $20 million for the three months ended September 30, 2002, from $17 million for the three months ended September 30, 2001 due to our sale of $500 million in aggregate principal amount of 10 3/4% senior notes in May 2002, which carried a higher annual interest rate than the debt we repaid using the proceeds of that offering. See Note 2 of the Notes to Condensed Consolidated Financial Statements. Interest expense was $55 million for the nine months ended September 30, 2002 and September 30, 2001. The higher interest rate on the senior notes that we issued in May 2002 relative to the debt repaid with their proceeds was partially offset by significant repurchases of our outstanding FHP senior notes that occurred during the second and third quarter in 2002.

Provision for Income Taxes. The effective income tax rate was 37.3% for the three months and nine months ended September 30, 2002, compared with 51.4% for the three months and nine months ended September 30, 2001. The decrease was primarily attributable to our adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, beginning with the first quarter of 2002, goodwill is no longer being amortized. Because a significant portion of our goodwill amortization was nondeductible, this accounting change caused a significant reduction to our effective tax rate.

Reconciliation of Reported Results to Pro Forma Results. In our third quarter 2002 earnings announcement, we disclosed pro forma results as described in the following table. See Notes 5 and 6 of the Notes to Condensed Consolidated Financial Statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(amounts in millions)
Net income (loss):
As reported	$44	$17	$(795)	$45
Cumulative effect of a change in accounting principle, net of tax	—	—	897	—
Office of Personnel Management credits, net of tax	—	—	(8)	—
Impairment, disposition, restructuring and other (credits) charges, net of tax	—	2	11	1
Gain on early retirement of debt, net of tax	—	(1)	—	(1)

Pro forma net income	$44	$18	$105	$45

Goodwill amortization adjustment(1)	—	15	—	44

Pro forma net income, as adjusted(1)	$44	$33	$105	$89

Diluted (loss) earnings per share:
As reported	$1.20	$0.50	$(22.66)	$1.34
Cumulative effect of a change in accounting principle, net of tax	—	—	25.58	—
Office of Personnel Management credits, net of tax	—	—	(0.23)	—
Impairment, disposition, restructuring and other charges, net of tax	—	0.04	0.32	0.02
Gain on early retirement of debt, net of tax	—	(0.02)	—	(0.02)

Pro forma net income	$1.20	$0.52	$3.01	$1.34

Goodwill amortization adjustment(1)	—	0.43	—	1.27

Pro forma net income, as adjusted(1)	$1.20	$0.95	$3.01	$2.61

Operating income:
As reported	$90	$50	$218	$146
Office of Personnel Management credits	—	—	(13)	—
Impairment, disposition, restructuring and other charges	—	3	18	2

Pro forma operating income	$90	$53	$223	$148

Goodwill amortization adjustment(1)	—	15	—	44

Pro forma operating income, as adjusted(1)	$90	$68	$223	$192

Operating income as a percentage of operating revenue: (2)
As reported	2.5%	0.8%	2.1%	0.6%
Pro forma operating income as a percentage of operating revenue(2)	2.5%	0.9%	2.2%	0.7%
Pro forma operating income as a percentage of operating revenue, as adjusted(1)(2)	2.5%	1.4%	2.2%	1.2%

(1)	As adjusted for the elimination of goodwill amortization under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, as if adopted on January 1, 2001.

(2)	Excluding net investment income.

Liquidity and Capital Resources

Operating Cash Flows. Our consolidated cash, equivalents and marketable securities decreased $374 million or 18% to $1.7 billion at September 30, 2002, from $2.0 billion at December 31, 2001. We receive premium payments from CMS, on behalf of our Secure Horizons members, on the first day of each month for that month. If the first day of the month falls on a weekend or holiday, CMS at times makes the payment in advance, on the last business day of the previous month. On December 31, 2001, we received a premium payment in advance from CMS, because CMS’s normal payment date for January 2002 would have been January 1, 2002, a holiday. This resulted in a $502 million increase to cash, equivalents and marketable securities as of December 31, 2001. We did not, however, receive an advance CMS payment in September 2002, for October 2002, because October 1, 2002 did not fall on a weekend or a holiday. Therefore, cash, equivalents and marketable securities decreased significantly as of September 30, 2002 compared to December 31, 2001. For the year ended December 31, 2002, we expect to receive an advance CMS payment on December 31, 2002, for January 2003.

Cash flows provided by operations, excluding the impact of unearned premium revenue, were $279 million during the nine months ended September 30, 2002 compared to cash flows used in operations, excluding the impact of unearned premium revenue, of $91 million during the nine months ended September 30, 2001. The increase was primarily related to changes in assets and liabilities as discussed below in “Other Balance Sheet Explanations.”

Investing Activities. For the nine months ended September 30, 2002, investing activities used $185 million of cash, compared to $329 million used during the nine months ended September 30, 2001. We purchased $155 million of marketable securities in the first nine months of 2002 to obtain longer-duration securities with higher yields during a period of falling interest rates, compared to $278 million of marketable securities purchased during the same period in the prior year.

Financing Activities. For the nine months ended September 30, 2002, financing activities used $81 million of cash, compared to $51 million used during the nine months ended September 30, 2001. During the nine months ended September 30, 2002, the significant changes were as follows:

•	We received proceeds totaling $497 million from the 10 3/4% senior notes offering, and received no proceeds from debt offerings during the same period in 2001;

•	We repaid $492 million under our senior credit facility, including $437 million under the term loan facility and $55 million under the revolving credit facility. During the same period in 2001, we repaid $30 million under our senior credit facility;

•	We repurchased and permanently retired $42 million of FHP senior notes with funds from a restricted cash collateral account. During the same period in 2001, we did not repurchase FHP senior notes;

•	We paid $33 million in loan fees, including $20 million in connection with the 10 3/4% senior notes offering (to be amortized over the term of the notes), and $13 million in connection with the amendment to the senior credit facility. During the same period in 2001, we did not pay loan fees;

•	We used $24 million of the net proceeds from the 10 3/4% senior notes offering and other property sales as a deposit against outstanding letters of credit under our senior credit facility;

•	We received $9 million in proceeds from a draw down on our equity commitment arrangement, with no comparable activity during the same period in 2001; and

•	During the nine months ended September 30, 2001, we paid $9 million to three minority stockholders for all outstanding stock of our consolidated minority subsidiary, with no comparable activity during the same period in 2002.

In May 2002, we sold $500 million in aggregate principal amount of 10 3/4% senior notes due in 2009 in a private placement. The 10 3/4% senior notes were issued at 99.389%, for a discount of $3 million that will be amortized over the term of the notes. We used a portion of the net proceeds from the 10 3/4% senior notes to repay $369 million in indebtedness under our senior credit facility, including $315 million under our term loan facility and $54 million under our revolving credit facility. Additionally, we used $85 million of the net proceeds to fund a restricted cash collateral account that has been and will be used, subject to our being in compliance with the senior credit facility, to repurchase or repay the FHP senior notes prior to, or on their stated maturity date. As of September 30, 2002, we had used $42 million of the restricted cash collateral account to purchase and permanently retire FHP senior notes. In connection with the offering of the 10 3/4% senior notes, we incurred approximately $20 million in fees that will be amortized over the term of the notes.

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

In April 2002, we executed an amendment with our lenders to extend the maturity date of our senior credit facility to January 3, 2005. The extension of the maturity date to January 3, 2005 was conditioned on the reduction of the senior credit facility by $250 million on or prior to January 2, 2003. We satisfied this condition using a portion of the proceeds of the offering of the 10 3/4% senior notes. Since December 31, 2001, we have repaid indebtedness under the senior credit facility as follows:

•	In January 2002, we repaid $25 million under the term loan facility with proceeds from a sale of property to IBM;

•	In April 2002, we repaid $32 million under the term loan facility in connection with amending our senior credit facility;

•	In May 2002, we repaid $4 million under the term loan facility and $1 million under the revolving credit facility with proceeds from a draw down on our equity commitment arrangement;

•	In May 2002, we repaid $315 million under the term loan facility and $54 million under the revolving credit facility with proceeds from the offering of the 10 3/4% senior notes;

•	In June 2002, we repaid $10 million under the term loan facility with proceeds from a sale of property;

•	In June 2002, we repaid $20 million under the term loan facility that was scheduled to be repaid on or before July 2, 2002 under the terms of the senior credit facility;

•	In August 2002, we repaid $20 million under the term loan facility that was scheduled to be repaid on or before October 2, 2002 under the terms of the senior credit facility; and

•	In September 2002, we repaid $10 million under the term loan facility that was scheduled to be repaid on or before January 2, 2003 under the terms of the senior credit facility.

The senior credit facility amortizes at a rate of $25 million per quarter. Each quarterly amortization payment includes a $20 million cash payment on the term loan facility and a $5 million reduction in borrowing capacity under the revolving credit facility. As of September 30, 2002, the total size of the committed revolving credit facility was $51 million, of which $44 million was available for borrowing.

The interest rates per annum applicable to amounts outstanding under the term loan facility and revolving credit facility were increased in connection with the amendment of our senior credit facility and are, at our option, either the administrative agent’s publicly announced “prime rate” (or, if greater, the Federal Funds Rate plus 0.5%) plus a margin of 4% per annum, or the rate of Eurodollar borrowings for the applicable interest period plus a margin of 5% per annum. Based on our outstanding balance under the credit facility as of September 30, 2002, our average overall interest rate, excluding the facility fee, was 6.8% per annum.

The terms of the senior credit facility contain various covenants usual for financings of this type, including a minimum net worth requirement, a minimum fixed-charge coverage requirement and a maximum debt to earnings before interest, taxes, depreciation and amortization, or EBITDA, requirement. At September 30, 2002, we were in compliance with all of these covenants. Our domestic, unregulated subsidiaries provide guarantees and have granted security interests to the lenders in substantially all of their personal property to secure our obligations under the senior credit facility. We have also pledged the equity of certain of our subsidiaries to the lenders under the senior credit facility.

We have $43 million in senior notes outstanding that we assumed when we acquired FHP International Corporation, or FHP, in 1997. These notes mature on September 15, 2003, and bear interest at 7% payable semiannually. As described above, $85 million of the net proceeds from the 10 3/4% senior notes offering was used to fund a restricted cash collateral account that has been and will be used, subject to our being in compliance with the senior credit facility, to repurchase or repay the FHP senior notes prior to or on their stated maturity date. As of September 30, 2002, we had used $42 million of the restricted cash collateral account to purchase and permanently retire FHP senior notes. Additionally, in May 2002, we retired $3 million of the FHP senior notes by exchanging approximately 0.1 million shares of our common stock for those FHP senior notes. We reissued treasury stock to provide the common stock used in the exchange. The FHP notes share in the collateral securing our obligations under our senior credit facility.

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

We may seek to refinance our senior credit facility, which will mature in January 2005, using equity or debt financing alternatives. In addition, subject to our being in compliance with the senior credit facility, we will continue to repurchase and permanently retire the FHP senior notes that mature in September 2003 with the restricted cash collateral account established for that purpose. Our debt is rated below investment grade by the major credit rating agencies. As of November 2002, Moody’s rating of our senior credit facility was B2 with a positive outlook, Standard & Poors’ rating was BB- with a negative outlook and Fitch IBCA’s rating was BB with a stable outlook. As of November 2002, Moody’s rating of our 10 3/4% senior notes was B3 with a positive outlook, Standard & Poors’ rating was B+ with a negative outlook and Fitch IBCA’s rating was BB-with a stable outlook. Consequently, if we seek to raise funds in capital markets transactions, our ability to do so will be limited to issuing additional non-investment grade debt or issuing equity and/or equity-linked instruments. We may not be able to issue any such securities at all or on terms favorable to us. Any issuance of equity or equity-linked securities may result in substantial dilution to our stockholders.

In December 2001, we entered into an equity commitment arrangement with Acqua Wellington North American Equities Fund Ltd., or Acqua Wellington, an institutional investor, for the purchase by Acqua Wellington of up to 6.9 million shares or $150 million in our common stock. In April 2002, we made a draw down under our equity commitment arrangement with Acqua Wellington. As a result of this draw down, we sold 420,720 shares to Acqua Wellington for an average price of $21.39 per share. The total proceeds from the draw down were approximately $9 million. This equity commitment arrangement will expire in June 2003.

We expect to fund our working capital requirements and capital expenditures during the next twelve months from our cash flow from operations. We have taken a number of steps to increase our cash flow from operations, including increasing premiums, increased marketing for specialty product lines and introducing new products as well as exiting from unprofitable markets and cost savings initiatives, including our restructuring announced in December 2001 and our outsourcing of our IT infrastructure and software maintenance. If our cash flow is less than we expect due to one or more of the risk factors described in “Forward-Looking Statements,” or our cash flow requirements increase for reasons we do not currently foresee, then we may need to draw down remaining available funds on our revolving credit facility which matures in January 2005. Our borrowing capacity under the revolving credit facility will be reduced on a quarterly basis by $5 million. As of September 30, 2002, the total size of the committed revolving credit facility was $51 million, of which $44 million was available for borrowing. A failure to comply with any covenant in the senior credit facility could make these funds unavailable. We also may be required to take additional actions to reduce our cash flow requirements, including the deferral of planned investments aimed at reducing our selling, general and administrative expenses. The deferral or cancellation of any investments could have a material adverse impact on our ability to meet our short-term business objectives.

Other Balance Sheet Change Explanations

Receivables, Net. Receivables, net as of September 30, 2002, decreased $59 million from December 31, 2001 as follows:

•	$36 million decrease in provider receivables, from additional reserves, collections and settlements recorded for various providers, primarily in California and Texas;

•	$13 million decrease in trade receivables, primarily due to the collection of 2001 prescription drug rebates in the first quarter of 2002, and the impact of lower 2002 rebates earned due to prescription drug benefit changes; and

•	$10 million decrease in other receivables.

Goodwill and Intangible Assets, Net. Goodwill and intangible assets as of September 30, 2002 decreased 43% from December 31, 2001 due to a $929 million goodwill impairment charge (before the deferred tax impact) and $18 million of intangible amortization expense. As more fully described in Note 4 of the Notes to Condensed Consolidated Financial Statements, we recorded impairment charges as the cumulative effect of a change in accounting principle in connection with our adoption of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

Medical Claims and Benefits Payable. The majority of our medical claims and benefits payable represent liabilities related to our risk-based contracts. Under risk-based contracts, claims are payable once incurred and cash disbursements are made to health care providers for services provided to members after the related claim has been submitted and adjudicated. Under capitated contracts, health care providers are prepaid on a fixed-fee per-member per-month basis, regardless of the services provided to members. The liabilities that arise for capitated contracts relate to timing issues primarily due to membership changes that may occur. As of September 30, 2002, approximately 77% of medical claims and benefits payable was attributable to risk-based contracts.

Medical claims and benefits payable as of September 30, 2002 decreased $35 million from December 31, 2001, primarily because senior shared-risk membership has decreased 18% since December 31, 2001. This senior membership decrease more than offset increased senior health care costs trends. IBNR decreases were partially offset by provider incentive accrual increases.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities increased $33 million from December 31, 2001, primarily due to increased selling, general and administrative expenses recorded in the third quarter of 2002, as described in “Results of Operations — Selling, General and Administrative Expenses.”

Stockholders’ Equity. The decreases in treasury stock and additional paid-in capital from December 31, 2001 were primarily due to the reissuance of approximately 977,000 shares of treasury stock, of which approximately 421,000 shares were reissued under the equity commitment arrangement, approximately 101,000 shares were reissued in connection with the retirement of FHP senior notes and approximately

455,000 shares were reissued in connection with our employee benefit plans during the nine months ended September 30, 2002.

Critical Accounting Policies and Estimates

When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. The accounting estimates that we believe involve the most complex judgments, and are the most critical to the accurate reporting of our financial condition and results of operations include the following:

Incurred But Not Reported or Paid Claims Reserves. We estimate the amount of our reserves for incurred but not reported (IBNR) claims submitted under our risk-based provider contracts, primarily using standard actuarial methodologies based on historical data. These standard actuarial methodologies include, among other factors, the average interval between the date services are rendered and the date claims are received and/or paid, denied claims activity, disputed claims activity, expected health care cost inflation, utilization, seasonality patterns and changes in membership. The estimates for submitted claims and IBNR claims liabilities are made on an accrual basis and adjusted, based on actual claims data, in future periods as required. For new products, such as our PPO products, estimates are initially based on health care cost data provided by third parties. This data includes assumptions for member age, gender and geography. The models that we use to prepare estimates for each product are adjusted as we accumulate actual claims data. Such estimates could materially understate or overstate our actual liability for medical claims and benefits payable. These estimates are reviewed by our external auditors and state regulatory authorities on a periodic basis. The estimates for submitted claims and IBNR claims liabilities are made on an accrual basis and adjusted in future periods as required. Adjustments to prior period estimates, if any, are included in the current period.

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

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, and are subject to the safe harbor created by the Securities Litigation Reform Act of 1995. These forward-looking statements relate to future events or our future financial and/or operating performance and can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” or “opportunity,” the negative of these words or words of similar import. Similarly, statements that describe our reserves and our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and so are subject to risks and uncertainties, including the risks and uncertainties set forth under “Risk Factors,” that could cause actual results to differ materially from those anticipated as of the date of this report. In addition, past financial and/or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends. In evaluating these statements, you should specifically consider the risks described below and in other parts of this report. Except as required by law, we undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

RISK FACTORS

We cannot predict whether we will be able to replace some or all of our lost revenue from our Medicare+Choice products with new sources of revenue. Without a replacement for any lost revenue from our Medicare+Choice products, our results of operations could be adversely affected.

We have reduced our participation in the Medicare+Choice program, which has accounted for more than 50% of our total revenue in each year since 1998, because of shortfalls in Medicare+Choice premiums compared to our rising health care services expenses and increased Medicare administration costs. We plan to withdraw our Medicare+Choice products in five counties in 2003 affecting 37,000 members or approximately 5% of our senior HMO membership. These shortfalls contributed to our decision to cease offering or close enrollment in our Medicare+Choice products in various counties in 2000 through 2003. These shortfalls also contributed to changes in our benefits, copayments and deductibles.

We also expect to experience voluntary attrition, which may be significant, in our Medicare+Choice membership as we continue to scale back benefits and increase monthly premiums under our Medicare+Choice products to achieve more profitable levels. Our market exits and voluntary attrition that we attribute to reduced benefits and increased premiums resulted in a reduction of approximately 200,000 members in the nine months ended September 30, 2002. We cannot predict the magnitude of voluntary attrition for future periods. To the extent that we continue to reduce our participation in the Medicare+Choice program, our revenue will decline unless lost revenue from our Medicare+Choice products is replaced with revenue from other sources, such as our Medicare supplement product offerings or other lines of business. We cannot predict whether we will be able to replace some or all of our lost revenue from our Medicare+Choice products with new sources of revenue. Without a replacement for any lost revenue from our Medicare+Choice products, our results of operations could be adversely affected, for example by increasing our administrative costs as a percentage of our revenue.

Our premiums for our commercial products and Medicare+Choice products are generally fixed in advance of the periods covered and our profitability may suffer to the extent that those premiums do not adequately allow for increases in the costs of health care services over those periods.

Of our commercial business, more than 50% of our membership renews on January 1 of each year, with premiums that are generally fixed for periods up to one year. In addition, each of our subsidiaries that offers Medicare+Choice products must submit adjusted community rate proposals, generally by county or service area, to CMS by September 9 for each Medicare+Choice product that will be offered in a subsequent year. As a result, increases in the costs of health care services in excess of the estimated future health care costs reflected in the premiums or the adjusted community rate proposals generally cannot be recovered in the applicable contract year through higher premiums or benefit designs. Many factors, including health care costs that rise faster than premium increases, increases in utilization and regulatory changes, could cause actual health care costs to exceed what was estimated and reflected in premiums. To the extent that such excesses occur, our results of operations will be adversely affected.

Our future profitability will depend in part on accurately pricing our products, predicting health care costs, the provider reimbursement methodology and on our ability to control future health care costs.

We use our underwriting systems to establish and assess premium rates based on accumulated actuarial data, with adjustments for factors such as claims experience and hospital and physician contract changes. Our future profitability will depend in part on our ability to predict health care costs, and control future health care costs through underwriting criteria, medical and disease management programs, product design and negotiation of favorable provider and hospital contracts. These factors are of greater significance, to the extent that we have entered into and may continue to increasingly enter into fee-for-service contracts with hospitals and physicians. In addition, changes in demographic characteristics, the regulatory environment, health care practices, inflation, new technologies, continued consolidation of physician, hospital and other provider groups, contractual disputes with providers and numerous other factors may adversely affect our ability to predict and control health care costs as well as our financial condition, results of operations or cash flows.

Our financial and operating performance could be adversely affected by a reduction in revenue caused by membership losses, a failure to achieve expected membership levels in new products or products targeted for growth, or lower-than-expected premiums.

Our revenues have declined during 2002 compared to 2001 revenues due to commercial and senior membership losses, primarily as a result of our exits of unprofitable markets and products, termination of contracts with network providers and increased premiums and benefit reductions. A loss of profitable membership, an inability to increase commercial membership in targeted markets, including unaffiliated membership in our pharmacy benefit management, or PBM, and other specialty businesses, including our preferred provider organization, or PPO, and Medicare supplement products, an inability to gain market acceptance and expected membership in new product lines, including our PPO and Medicare supplement products, or an inability to achieve expected premium increases could result in lower revenues than expected and negatively affect our financial position, results of operations or cash flows. Factors that could contribute to the loss of membership, failure to gain new members in targeted markets or new product lines, or lower premium revenue include:

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

Providers with whom we have capitated contracts could become insolvent and could expose us to unanticipated expenses. We maintain insolvency reserves that include estimates for potentially insolvent providers, where conditions indicate claims are not being paid or have slowed considerably. Depending on states’ laws, we may be held liable for unpaid health care claims that were previously the responsibility of the capitated provider and for which we have already paid capitation. We may also incur additional health care costs in the event of provider instability where we are unable to agree upon a contract that is mutually beneficial. These costs may be incurred when we need to contract with other providers at less than cost-effective rates to continue providing health care services to our members. In addition to our insolvency exposure, our providers have deposited security reserves with us, and in third party institutions. Because our access to provider reserves has, and may continue to be subject to challenge by the provider group or other third parties at interest, we could incur additional charges for unpaid health care claims if we are ultimately denied access to these funds. In 2001, the Texas legislature adopted changes to legislation that may affect contracts that our Texas subsidiary enters into or renews with its delegated network providers after January 1, 2002. State regulators may take the position that this legislation provides that health maintenance organizations, or HMOs, are liable for paying individual provider claims that are otherwise the financial responsibility of the capitated physician group if the HMO does not comply with the oversight requirements of the legislation. See Note 7 of the Notes to the Condensed Consolidated Financial Statements. As of September 30, 2002, our Texas subsidiary had contracts with six capitated network providers that pay their own claims, covering approximately 61,000 or 29% of our Texas membership. We cannot predict whether the financial condition of our Texas providers will continue to deteriorate. To the extent that we do not accurately estimate the timing, amount or outcome of claims asserted against us based on providers with whom we have capitated contracts and who become insolvent, our results of operations or cash flows for a future period could be materially and adversely affected.

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

We estimate the amount of our reserves for incurred but not reported (IBNR) claims primarily using standard actuarial methodologies based upon historical data. These standard actuarial methodologies include, among other factors, the average interval between the date services are rendered and the date claims are received and/or paid, denied claims activity, disputed claims activity, expected health care cost inflation, utilization, seasonality patterns and changes in membership. The estimates for submitted claims and IBNR claims liabilities are made on an accrual basis and adjusted in future periods as required. These estimates could understate or overstate our actual liability for claims and benefits payable. Any increases to these prior estimates could adversely affect our results of operations in future periods.

If our claims processing system is unable to handle an increasing claims volume and unable to meet regulatory claims payment requirements, we may become subject to regulatory actions. If our claims processing system is unable to process claims accurately, our ability to accurately estimate claims liabilities and establish related reserves could be adversely affected.

We have regulatory risk for the timely processing and payment of claims. If we, or any entities with whom we subcontract to pay claims, are unable to handle continued increased claims volume, or if we are unable to pay claims timely, we may be subject to regulatory censure and penalties, which could have a material adverse effect on our operations and results of operations. In addition, if our claims processing system is unable to process claims accurately, the data we use for our IBNR estimates could be incomplete and our ability to estimate claims liabilities and establish adequate reserves could be adversely affected.

Our profitability may be adversely affected if we are unable to adequately control our prescription drug costs.

Overall, prescription drug costs have been rising for the past few years. The increases are due to the introduction of new drugs costing significantly more than existing drugs, direct consumer advertising by the pharmaceutical industry creating consumer demand for particular brand drugs, patients seeking medications to address lifestyle changes, higher prescribed doses of medications and enhanced pharmacy benefits for members such as reduced copayments and higher benefit maximums. For example, as a way of controlling this health care cost component, we have implemented a significant decrease in prescription drug benefits for our Medicare+Choice members in almost all of our geographic areas in 2002 and expect to continue to decrease these benefits in 2003. Despite these efforts, however, we may be unable to adequately control this health care cost component, which could adversely impact our profitability.

Increases in our selling, general and administrative expenses could harm our profitability.

Our selling, general and administrative expenses have been rising due to our continued investment in strategic initiatives and could increase more than we anticipate as a result of a number of factors, which could adversely impact our profitability. These factors include:

•	our need for additional investments in PBM expansion, expansion of our electronic prescription capabilities, branding and advertising campaigns, medical management, underwriting and actuarial resources and technology;

•	our need for increased claims administration, personnel and systems;

•	the necessity to comply with regulatory requirements, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA;

•	the success or lack of success of our marketing and sales plans to attract new customers, and create customer acceptance for new products;

•	our ability to estimate costs for our self-insured retention for medical malpractice claims;

•	our inability to achieve efficiency goals and resulting cost savings from announced restructuring or other initiatives; and

•	our ability to estimate legal expenses and settlements associated with litigation that has been or could be brought against us.

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

We may not accurately estimate the amounts we will need to spend to comply with HIPAA, which may adversely affect our expenses and/or the ability to execute portions of our business strategy.

HIPAA includes administrative simplification provisions directed at standardizing transactions and codes and seeking protections for confidentiality and security of patient data. We expect to modify all of our information systems and business processes to comply with HIPAA regulations regarding standardizing transactions and codes. We also expect to incur expense developing systems and refining processes and contracts to comply with HIPAA security and privacy requirements. We currently estimate that our HIPAA compliance costs will approximate $20 million in 2002 as well as another $2 million in capital expenditures. We continue to evaluate the future work and costs that will be required to meet HIPAA requirements and mandated compliance timeframes. To the extent that our estimated HIPAA compliance costs are less than our actual HIPAA compliance costs, amounts we had budgeted for other purposes will need to be used for HIPAA compliance which may adversely affect our ability to execute portions of our business strategy or may increase our selling, general and administrative expenses.

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

Health care providers and members are currently attacking practices of the HMO industry through a number of lawsuits, including the In re Managed care litigation brought against us and other HMOs. The class action lawsuits brought by health care providers allege that HMOs’ claims processing systems automatically and impermissibly alter codes included on providers’ reimbursement/ claims forms to reduce the amount of reimbursement, and that HMOs impose unfair contracting terms on health care providers, impermissibly delay making capitated payments under their capitated contracts, and negotiate capitation payments that are inadequate to cover the costs of health care services provided. The Cruz lawsuit alleged that we engaged in a number of purportedly undisclosed practices designed to limit the amount and cost of health care services provided to members, such as:

•	providing health care providers with financial incentives to restrict hospitalizations, referrals to specialist physicians, and prescriptions for high cost drugs;

•	entering into capitated contracts with health care providers, since capitated providers have financial incentives to limit health care services; and

•	manipulating determinations of whether health care services are medically necessary by excluding expensive procedures and treatments from being considered medically necessary.

In addition, the State of Texas alleges that we violated Texas laws relating to prompt payment and in connection with our administration of our capitated contracts with three insolvent physician groups.

These lawsuits, including those filed to date against us, may take years to resolve and cause us to incur substantial litigation expenses. Depending upon the outcomes of these cases, these lawsuits may cause or force changes in practices of the HMO industry. These cases also may cause additional regulation of the industry through new federal or state laws. These actions and actions brought by state attorney generals ultimately could adversely affect the HMO industry and, whether due to damage awards, required changes to our operating procedures, increased regulatory requirements or otherwise, have a material adverse effect on our financial position, results of operations or cash flows and prospects.

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

Our adjusted community rate proposals for the contract year 2003 have been filed and are currently awaiting approval. In the normal course of business, all information submitted as part of the adjusted community rate process is subject to audit and approval. We cannot be certain that any ongoing and future audits will be concluded satisfactorily. We may incur additional, possibly material, liability as a result of these audits. The incurrence of such liability could have a material adverse effect on our financial position, results of operations or cash flows.

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

Recent changes in state and federal legislation have increased and will continue to increase the costs of regulatory compliance, and proposed changes in the law may negatively impact our financial and operating results. These changes may increase our health care costs, decrease our membership or otherwise adversely affect our revenue and our profitability. Regulation and enforcement is increasing both at the state and federal level. Increased regulations, mandated benefits and more oversight, audits and investigations and changes in laws allowing access to federal and state courts to challenge health care decisions may increase our administrative, litigation and health care costs. The following recent or proposed legislation, regulation or initiatives could materially affect our financial position:

•	draft compliance guidelines from the Office of Inspector General that propose voluntary guidelines for pharmaceutical manufacturers to establish internal controls to ensure compliance with applicable rules and federal and state program requirements governing integrity of data used to establish program payments, kickbacks and other illegal remuneration, and permitted use of drug samples. If implemented, these guidelines may result in pharmaceutical companies restructuring the financial terms of their business arrangements with PBMs, HMOs or other health service plans;

•	proposed legislation and regulation could include adverse actions of government or other payors, including reduced Medicare or commercial premiums, reduction of provider reimbursements, discontinuance of, or limitation on, governmentally funded programs, recovery by governmental payors of previously paid amounts, the inability to increase premiums or prospective or retroactive reductions to premium rates for federal employees;

•	proposed legislation and regulation to provide payment and administrative relief for the Medicare+Choice program and regulate drug pricing by the state and federal government could include provisions that impact our Medicare+Choice and commercial products;

•	new and proposed “patients’ bill of rights” legislation at the state level that would hold HMOs liable for medical malpractice, including legislation enacted in Arizona, California, Oklahoma, Texas and Washington, may increase the likelihood of lawsuits against HMOs for malpractice liability. The proposed federal “patients’ bill of rights” has passed both the Senate and the House of Representatives but conference action is still pending at this time. This legislation would remove or limit the federal preemption set forth in the Employee Retirement Income Security Act of 1974, or ERISA, that precludes most individuals from suing their employer-sponsored health benefit plans for causes of action based upon state law and enable members to challenge coverage/benefits decisions in state and federal courts. The United States Supreme Court has ruled that state laws that establish independent review boards to which members can appeal when HMOs deny coverage for certain treatments or procedures are not pre-empted by ERISA.

•	new and proposed state legislation, regulation, or litigation that would otherwise limit our ability to capitate physicians and hospitals or delegate financial risk, utilization review, quality assurance or other medical decisions to our contracting physicians and hospitals;

•	existing or new state legislation and regulation that may require increases in minimum capital, reserves, and other financial liability requirements and proposed state legislation that may limit the admissibility of certain assets;

•	state regulations that may increase the financial capital requirements of physicians and hospitals who contract with HMOs to accept financial risk for health services;

•	new and proposed legislation that permits and would permit physicians to collectively bargain with health plans on a number of issues, including financial compensation; and

•	state and federal regulations that place additional restrictions and administrative requirements on the use, retention, transmission and disclosure of personally identifiable health information, such as

HIPAA, and federal regulations that enforce the current HIPAA administrative simplification deadlines of April 2003 for privacy compliance and October 2003 for data standards compliance.

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

As of September 30, 2002, we had approximately $769 million of outstanding indebtedness. Additionally, the total size of our committed revolving credit facility was $51 million, of which $44 million was available for borrowing. For the three months ended September 30, 2002, our aggregate interest expense was approximately $20 million. Our debt service requirements will increase if interest rates increase because indebtedness under our senior credit facility bears interest at variable rates.

Our significant indebtedness poses risks to our business, including the risks that:

•	we could use a substantial portion of our consolidated cash flow from operations to pay principal and interest on our debt, thereby reducing the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes, including executing our business strategy of diversifying our product offerings and making planned investments in our branding campaign, the marketing of our specialty products and technology initiatives for further streamlining our operations;

•	insufficient cash flow from operations may force us to sell assets, or seek additional capital, which we may be unable to do at all or on terms favorable to us;

•	our level of indebtedness may make us more vulnerable to economic or industry downturns; and

•	our debt service obligations increase our vulnerabilities to competitive pressures, because many of our competitors are less leveraged than we are.

We could have to change our investment practices in the future to avoid being deemed to be an investment company under the Investment Company Act of 1940, as amended, which could adversely affect our rate of return on our investments and our results of operations.

Due to changes in accounting rules implemented earlier this year, our legal structure and our recent operating results, we may inadvertently fail the statistical test for being regulated as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. The Investment Company Act requires registration of, and imposes substantial operating restrictions on, companies that engage, or propose to engage, primarily in the business of investing, reinvesting, owning, holding, or trading in securities, or that meet certain statistical tests concerning a company’s asset composition and sources of income.

Because we are primarily engaged through our existing operating subsidiaries in the health care and insurance industries and we intend our future operating subsidiaries to be engaged in these businesses or related consumer businesses, we believe that we are primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities and that we are not an investment company. We are able to rely on a Securities and Exchange Commission, or SEC, rule that exempts us from the requirement of registering as an investment company for up to one year. In the interim, we and our operating subsidiaries are seeking an order from the SEC, declaring our HMO operating subsidiaries not to be investment companies — so that we would be exempt from the provisions of the Investment Company Act. The granting of this type of order is a matter of SEC discretion and, therefore, we cannot assure you that it will be granted to our HMO operating subsidiaries. Even if we were to receive an SEC order, there can be no assurance that our business activities would not ultimately subject us to regulation under the Investment Company Act.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The principal objective of our asset/liability management activities is to maximize net investment income, while maintaining liquidity, managing levels of credit and interest rate risk, and facilitating our funding needs. Our net investment income and interest expense are subject to the risk of interest rate fluctuations. To mitigate the impact of fluctuations in interest rates, we may use derivative financial instruments, primarily interest rate swaps. During 2002 and 2001, we did not have any derivative financial instruments.

Item 4: Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO), an evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

See Note 7 of the Notes to Condensed Consolidated Financial Statements.

Item 2: Changes In Securities/ Recent Sales of Unregistered Securities

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

None.

Item 5: Other Information

•	On November 6, 2002 Bary G. Bailey resigned from the position of Executive Vice President, Technology. Mr. Bailey will be leaving PacifiCare in early December 2002.

•	In September 2002, the governance and nominating committee of our board met to discuss the stockholder proposal submitted by the New York City Police Department Pension Fund to declassify our board. This proposal was submitted to our stockholders at our 2002 annual stockholders’ meeting and received the approval of a majority of votes at the meeting, but less than a majority of the outstanding voting power. The governance and nominating committee recommended that the board approve the stockholder proposal to declassify our board. The board met in October 2002 to discuss this issue. At the October board meeting, the board approved an amendment to our Amended and Restated Certificate of Incorporation to declassify our board, and agreed to submit a proposal to amend our Amended and Restated Certificate of Incorporation to declassify the board to our stockholders at the 2003 annual stockholders’ meeting.

•	On September 23, 2002, we announced the appointment of Susan L. Berkel as Senior Vice President, Financial Planning and Analysis, Western Markets.

•	On October 7, 2002, we announced the appointment of Peter A. Reynolds as Senior Vice President, Corporate Controller.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibit Index

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of PacifiCare Health Systems, Inc. (including Certificate of Designation of Series A Junior Participating Preferred Stock).(1)(2)
3.2	Bylaws of PacifiCare Health Systems, Inc.(1)
3.3	Amendment to Bylaws of PacifiCare Health Systems.(3)
10.1	Termination of Consulting Agreement, dated as of September 17, 2002, between the Registrant and David A. Reed.
10.2	Senior Executive Employment Agreement, dated as of July 22, 2002, between the Registrant and Jacqueline B. Kosecoff.
10.3	Third Amended and Restated PacifiCare Health Systems, Inc. Stock Unit Deferred Compensation Plan, dated January 1, 2002.
15	Letter re: Unaudited Interim Financial Information.
20	Independent Accountants’ Review Report.
99.1	Officer Certificate For Principal Executive Officer.
99.2	Officer Certificate For Principal Financial Officer.

(1)	Filed previously as an Exhibit to PacifiCare Health Systems, Inc.’s Registration Statement on Form S-3, dated July 16, 1999 (File No. 333-83069), and incorporated by reference herein.

(2)	Certificate of Designation of Series A Junior Participating Preferred Stock was filed previously as an Exhibit to PacifiCare Health Systems, Inc.’s Form 8-K dated November 19, 1999 (File No. 000-21949) and is incorporated by reference herein.

(3)	Filed previously as an Exhibit to PacifiCare Health Systems, Inc.’s Form 10-K for the year ended December 31, 2001 (File No. 000-21949) and incorporated by reference herein.

(b)	Reports on Form 8-K:

On August 13, 2002, we filed a Form 8-K in connection with providing the Securities and Exchange Commission, or SEC, written statements, under oath, from our Chief Executive Officer and Chief Financial Officer, in accordance with Order No. 4-460 and pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934.

On August 30, 2002, we filed a Form 8-K announcing the resignation of Arthur B. Laffer, Ph.D., from our board of directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICARE HEALTH SYSTEMS, INC.
(Registrant)

Date: November 12, 2002

By:	/s/ GREGORY W. SCOTT

Gregory W. Scott
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 12, 2002

By:	/s/ PETER A. REYNOLDS

Peter A. Reynolds
Senior Vice President and Corporate Controller
(Chief Accounting Officer)

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Howard G. Phanstiel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PacifiCare Health Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By:	/s/ HOWARD G. PHANSTIEL

Howard G. Phanstiel
President and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gregory W. Scott, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PacifiCare Health Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By:	/s/ GREGORY W. SCOTT

Gregory W. Scott
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of PacifiCare Health Systems, Inc. (including Certificate of Designation of Series A Junior Participating Preferred Stock).(1)(2)
3.2	Bylaws of PacifiCare Health Systems, Inc.(1)
3.3	Amendment to Bylaws of PacifiCare Health Systems.(3)
10.1	Termination of Consulting Agreement, dated as of September 17, 2002, between the Registrant and David A. Reed.
10.2	Senior Executive Employment Agreement, dated as of July 22, 2002, between the Registrant and Jacqueline B. Kosecoff.
10.3	Third Amended and Restated PacifiCare Health Systems, Inc. Stock Unit Deferred Compensation Plan, dated January 1, 2002.
15	Letter re: Unaudited Interim Financial Information.
20	Independent Accountants’ Review Report.
99.1	Officer Certificate For Principal Executive Officer.
99.2	Officer Certificate For Principal Financial Officer.

(1)	Filed previously as an Exhibit to PacifiCare Health Systems, Inc.’s Registration Statement on Form S-3, dated July 16, 1999 (File No. 333-83069), and incorporated by reference herein.

(2)	Certificate of Designation of Series A Junior Participating Preferred Stock was filed previously as an Exhibit to PacifiCare Health Systems, Inc.’s Form 8-K dated November 19, 1999 (File No. 000-21949) and is incorporated by reference herein.

(3)	Filed previously as an Exhibit to PacifiCare Health Systems, Inc.’s Form 10-K for the year ended December 31, 2001 (File No. 000-21949) and incorporated by reference herein.