Form 10-K
period 2002-12-31
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 2003-03-25
CIK 1027974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 000-21949

PACIFICARE HEALTH SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4591529
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

5995 Plaza Drive, Cypress, California 90630

(Address of principal executive offices, including zip code)

(714) 952-1121

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)     Yes ☑          No ☐

Non-affiliates of the Registrant held approximately $737,800,000 of the aggregate market value of common stock on June 28, 2002.

There were approximately 36,099,000 shares of common stock outstanding on February 28, 2003.

PACIFICARE HEALTH SYSTEMS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2002

i

PART I

ITEM 1.     BUSINESS

Company Overview

We offer managed care and other health insurance products to employer groups and Medicare beneficiaries in eight Western states and Guam. Our commercial and senior plans are designed to deliver quality health care and customer service to members cost-effectively. These programs include health maintenance organizations, or HMOs, preferred provider organizations, or PPOs, and Medicare Supplement products. We also offer a variety of specialty managed care products and services that employees can purchase as a supplement to our basic commercial and senior medical plans or as stand-alone products. These products include pharmacy benefit management, or PBM, behavioral health services, group life and health insurance and dental and vision benefit plans. As of December 31, 2002, we had approximately 3.1 million HMO and other commercial and senior product members and approximately 9.1 million members in our PBM, dental and behavioral plans, including both members covered by our commercial or senior HMOs, and members that are unaffiliated with our HMOs.

Industry Overview

Managed Care

Managed care plans develop health care provider networks by entering into contracts with independent hospitals, physicians and other health care professionals to deliver health care services to their members cost effectively. Unlike conventional indemnity insurance, managed care plans generally credential network providers and incorporate medical management and other measures to control costs and encourage the delivery of medically necessary health care services. Managed care plans promote the maintenance of good health of their members as critical to managing health care costs. To that end, managed care plans typically cover preventive medicine and common diagnostic screening, and conduct member education campaigns on common health issues aimed at improving the health of their members. Conventional indemnity insurance usually allows insured parties substantial freedom of choice in selecting health care providers and requires satisfaction of an annual deductible before insured parties are reimbursed for health care costs on a full or partial basis. Such reimbursement is often limited to the insurer’s assessment of the reasonable and customary charges for the particular health care procedure.

A network-model HMO is a managed health care organization that combines aspects of a health care insurer with those of a health care provider by arranging for health care services for its members through a defined health care provider network at a reduced deductible or a fixed copayment for services received. Members generally select one primary care physician from the network who is responsible for coordinating health care services for the member. A PPO is a network of physicians, hospitals and other health care providers organized by an insurer to facilitate the delivery of health care to its insured enrollees on a discounted fee-for-service basis. Enrollees have broad access to a wide range of providers without the requirement of referral from a primary care physician. PPO enrollees generally have higher deductible, coinsurance or copayment requirements than their HMO counterparts, in exchange for increased freedom of choice.

We expect health care costs to continue to rise for many reasons, including:

•	an aging population that has greater medical needs;

•	the availability of more costly diagnostic and therapeutic procedures;

•	new laws and regulations specifying covered services for managed care plans;

•	increased unit prices for prescription drugs and other medications and the introduction of new, more expensive medications;

•	increased utilization of health care services;

•	defensive medical practices due to physicians’ fear of lawsuits; and

•	significant investments by pharmaceutical companies in advertising campaigns for branded drugs, which may increase consumer demand for these drugs, including lifestyle-enhancing prescription drugs.

As health care costs have risen, managed care plans have become a lower-cost option for employers and governmental entities that provide health care coverage for their employees and constituents. Given the number of factors that will impact future health care costs and their unpredictability, we expect managed care plans to continue to remain a lower-cost option for employers and governmental entities that desire to access quality health care services for their employees and constituents on a cost-effective basis.

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

Under the Medicare+Choice program, managed care plans can contract with the Centers for Medicare and Medicaid Services, or CMS, to provide health insurance coverage in exchange for a fixed monthly payment per member that varies based on the geographic areas in which the members reside. The fixed monthly payment per member is subject to periodic adjustments determined by CMS based upon a number of factors, including retroactive changes in members’ status, such as Medicaid eligibility, and risk measures based on demographic factors, such as age, gender, county of residence and health status. The weighting of the risk measures on the amount of the periodic adjustments to the fixed monthly payments is being phased in over time, and these measures will have their full impact on the calculation of those adjustments by 2007. Individuals who elect to participate in the Medicare+Choice program are relieved of the obligation to pay some or all of the deductible or coinsurance amounts, but are generally required to use the services provided by the HMO exclusively and are required to pay a Part B premium to the Medicare program. These individuals also may be required to pay a monthly premium to the HMO.

Rules intended to limit the number of enrollment changes from traditional Medicare to a Medicare+Choice Plan or among Medicare+Choice plans by Medicare beneficiaries with individual Medicare coverage were originally scheduled to be effective January 1, 2002. However, legislation passed in June 2002 delayed the implementation of these rules until 2005.

Pharmacy Benefit Management

One of the most significant components of rising health care costs in the United States has been increased utilization of and rising costs for prescription drugs. As part of their overall efforts to control health care costs, employers, insurers, governmental entities and health care providers have sought means to ensure the efficacy of prescription drug treatments while controlling their costs, resulting in a demand for PBM services that can accomplish both objectives. This demand has created a market opportunity for PBM companies that are committed to medical management as a means to control prescription drug costs, especially through managed care principles such as formulary management. Formulary management entails using lists of physician-recommended drugs in different therapeutic classes that have been reviewed for safety, effectiveness and value to ensure that drugs prescribed are the lowest cost option among equally effective alternatives.

Contracting Arrangements with Physicians and Hospitals

Managed care plans generally contract with physicians and hospitals under three methods:

Fee-for-service Contracts. Managed care plans contract with health care providers to provide services to members based on discounted or other fee schedules, such as the Medicare fee schedule, for the services provided. Consistent with industry practice, certain fee-based hospital contracts contain “stop-loss provisions” where the level of payment increases once a minimum amount of billed charges is exceeded. Due to the variable nature of these payment methodologies, contracts containing “stop-loss” provisions are generally more complex to administer and to predict than payments made under a fixed fee schedule.

Risk-based Contracts. Managed care plans contract with health care providers to provide services to members based on modified discounted fee schedules, like the Medicare fee schedule, for the services provided with elements of risk-sharing through the development of, and adherence to agreed-on budgets. Under risk-based contracts, managed care plans partially share the risk of health care costs with hospitals and physicians. For example, the managed care plan may share hospital costs in excess of a specified target or budget with the physician group only or with both the physician group and the hospital.

Capitated Contracts. Less frequently, managed care plans contract with hospitals and physicians on a prepaid, capitated fixed-fee per-member per-month basis, regardless of the services provided to each member. Capitation payments to physicians and hospitals may be based on a percentage of the premiums received or a fixed per-member per-month amount that is often adjusted to reflect membership age, sex and benefit plan variation. In some cases, providers may be capitated for certain services and paid on a fee-for-service basis for other services. Under capitated contracts, medical groups and hospitals may assume administrative functions, including medical management and claims processing, to support management of health care services. Generally, under capitated contracts, if a member utilizes services that cost more than the capitated fee, the health care provider is responsible for the payment of the excess, while if a member’s utilization cost is less than the capitated fee, the provider keeps the difference.

Historically, the managed care industry has relied primarily on risk-based or fee-for-service contracts except in California, where capitation was used by a few large managed care plans, including us, as the prevailing contracting model. With the continuing consolidation of hospitals, especially in less populated areas, and the insolvency of several prominent physician groups in California and Texas, the industry is reducing its reliance on capitated contracts and using more fee-for-service and risk-based contracts, especially for hospital services. Risk-based contracts generally present managed care plans with greater challenges in accurately estimating and reserving for claims and controlling health care costs than capitated contracts, where the risk of excess health care costs is borne by the health care provider.

Business Strategy

Our mission is to create long-term stockholder value as a health and consumer services company committed to making people’s lives healthier and more secure. Our strategy to achieve this mission is to continue to strengthen our core HMO business, become a full-service managed care organization by expanding our health services portfolio, and ultimately evolve into a consumer health organization that focuses on the financial, health and wellness needs of our members.

Strengthen Our Core HMO Business

The first priority of our multiple-year turnaround plan was to strengthen our core HMO business by improving our operational capabilities and profitability. We intend to continue to focus on the efficiency of our operations as we pursue a growth strategy:

•	We have implemented initiatives to stabilize both our commercial and senior medical loss ratios, while addressing the significant increases in health care costs that we have experienced over the last three years, including:

—	Increasing commercial premium rates, and continuing efforts to tailor pricing and benefit designs to increase commercial membership in our larger, more profitable market segments;

—	Redesigning Medicare+Choice benefits, charging higher senior member monthly premiums, and exiting or freezing enrollment in underperforming Medicare+Choice markets to increase the profitability of our Medicare+Choice operations; and

—	Enhancing our medical management capabilities, and continuing to implement chronic disease management programs that focus on prevention, member education, and evidence-based best practices to improve our members’ health and reduce costs;

•	We have centralized several company operations, including accounting, customer service, large and small group underwriting and advertising, to improve operational efficiency; and

•	We have outsourced our information technology, or IT, infrastructure, including our voice and data networks and our servers and software maintenance services to move toward a more simplified technology platform and to focus internally on moving toward a state-of-the-art IT infrastructure.

Become a Full-Service Managed Care Organization

Since 2001, we have been expanding our health services portfolio to support our strategy of becoming a full service managed care organization and diversifying our revenue sources. In connection with this objective, we have taken or are taking the following actions:

•	In January 2003, we announced an affordable and flexible benefits package, combining our dental PPO plans, dental indemnity plans and vision PPO plans with our health insurance plans for large employers. This integrated benefit solution is offered in all of the states where we currently offer our medical HMO;

•	In 2002, we expanded the offering of our PPO products to employers in all of the states where we currently offer our medical HMO products, and also launched a new Administrative Services Only, or ASO PPO product to support employer groups that self-fund their benefit plans;

•	In 2000, we launched our group retiree Senior Supplement plan, which provides employers a new option for their Medicare-eligible retirees, and in 2002 we expanded our individual offerings to include Medicare Supplement plans;

•	In October 2002, we began offering life, accidental death and dismemberment and short-term and long-term disability products to our commercial employer groups under a private label arrangement with Continental Assurance Company, Continental Casualty Company and CNA Group Life Assurance Company;

•	We are continuing to grow our PBM business, Prescription Solutions, by increasing sales of its services to unaffiliated health plans and employer groups and by expanding its mail-order business;

•	We are continuing to grow our behavioral health services business and diversify its revenue base, by increasing sales of our services and products to unaffiliated health plans and employer groups. We have also increased sales of our service-oriented products, which include disease management and health improvement programs as well as employee and member assistance programs; and

•	We are continuing to grow our dental and vision services business by cross-selling these products and services with our medical HMO and indemnity products.

Evolve into a Consumer Health Services Organization

Our ultimate strategy is to evolve into a consumer health services organization that gives our members more responsibility for health care spending, and expands our product offerings to focus on the financial, health and wellness needs of our members. We plan to accomplish this strategy by structuring employer-purchased plans to increase consumer involvement in purchasing decisions, increasing consumer-funded optional coverage and offering wellness and lifestyle enhancing products and services. To build a consumer-focused organization, quality of care and quality of service are essential. Examples of the steps we have taken or are taking to support this evolution are the following:

•	We are offering consumers more freedom in health care spending by introducing new products such as self-directed health plans, our new Secure Horizons Prescription Advantages Plan, which is an indemnity prescription drug program for seniors, and our health care debit cards;

•	We are offering wellness-enhancing products and services through our Women’s Health Solutions initiative. To date we have designed more than 30 programs related to women’s health, including expansion of our obstetrics and gynecology networks and our pediatric networks, adding a 24-hour nurse advice line and adding educational programs targeted at women’s health issues;

•	We have established a proprietary quality measurement profile, the QUALITY INDEX®, that rates our contracting medical groups’ performance, and we are developing a similar profile for our contracting hospitals, to assist consumers in making better informed health care provider decisions. See “Health Care Quality — Physician and Hospital Quality Reviews” for further discussion; and

•	We are extending the hours of our customer service centers, making welcome calls to new members, and adding service quality incentive plans for our customer service representatives.

Products

We have developed products and services to meet the needs of our commercial and senior customers. In developing our products and marketing plans, we take into account the differing needs of our customers and believe that we create cost effective, quality health care service options.

Commercial Products

Our commercial products accounted for $5 billion, or 45% of our consolidated revenue, for the year ended December 31, 2002. Our commercial HMO and PPO products may be bundled with our specialty products and services, including PBM, behavioral health services, group life and health insurance products, and dental and vision services, providing employer groups and individuals with more benefit options from a single source and the ability to design tailored benefit programs. We also sell our specialty products and services on a stand-alone basis to unaffiliated health plans and employer groups.

Health Maintenance Organizations. Our PacifiCare HMO plans provide health care benefits to commercial members through a defined provider network at a reduced deductible or a nominal copayment. We believe we have developed one of the largest health care provider networks among managed care companies in the Western United States. As of December 31, 2002, this network included approximately 700 hospitals and 59,000 primary care and specialty physicians. As of December 31, 2002, we had approximately 2.3 million commercial HMO members.

We target a variety of plan sponsors including employer groups and other purchasing coalitions, as well as state and federal government agencies. We categorize our target markets for the commercial HMO product into four groups, including small group/ individual markets, mid-market groups, major/ national accounts and labor and trust organizations. We provide consolidated billing, eligibility, centralized sales, account management and underwriting for larger customers. We also have contracts with the United

States Office of Personnel Management, or OPM, to provide managed health care services to members under the Federal Employee Health Benefit Program, or FEHBP, for federal employees, annuitants and their dependents. As of December 31, 2002, we provided managed health care services to approximately 191,000 members under these contracts.

Our strategy is to grow profitable commercial HMO membership by focusing on product innovation and quality management. For example, effective in 2003, we launched our Value Network Plan. This plan is our first HMO network where participating California members may choose from a list of medical groups, and access their affiliated or referring hospitals, that are in our Value Network. The Value Network comprises medical groups and their affiliated or referring hospitals that have been selected based on their affordability and their scores on our QUALITY INDEX® profile. The QUALITY INDEX® profile is a proprietary report that we publish in California, Oregon, and Washington on our contracting medical groups’ performance in the areas of clinical, service and administrative data quality. We also now publish a report for contracted hospitals in California.

We have, and will continue to develop commercial HMO products that provide lower price points for corporate customers through the use of alternative benefit plans and tiered access to health care provider networks. Under these alternative benefit plans, members may select more expensive health care options only if they are willing to bear an increased share of the expense.

Preferred Provider Organizations. As customers continue to desire choice and flexibility in health care, we believe that there is a substantial demand for competitively priced PPO products. Our PPO network supplements our existing HMO network with additional health care providers and generally includes a majority of all available providers in any given geographic area, providing our PPO members with substantial choice. Additionally, access is extended to health care providers located outside of a given geographic area through out-of-network benefits that allow choice beyond the organized PPO network in exchange for reduced coverage or higher coinsurance or copayments.

Our PPO product provides members open access to network providers, with no primary care physician coordinating care and simplified medical management practices. The PPO product is designed around an administrative platform that streamlines the members’ interactions with employers and providers.

Effective January 1, 2003, we began offering self-directed health plans to employers with 250 or more employees. A self-directed health plan is a high-deductible PPO plan, combined with an employee-controlled spending account that the employer funds. In addition to paying the premiums for the high-deductible plan, an employer deposits a certain amount per year into each employee’s spending account. The employee can use the money to pay health care expenses incurred, and if money is left over at the end of the year, the balance can be rolled over to the following year. A portion of the balance can be used for health care expenses typically covered through insurance or eligible health-related expenses that are traditionally excluded from insurance coverage such as nutritional counseling or smoking-cessation programs.

On January 1, 2003, we also launched our health care debit card and Flexible Spending Account service, or FSA. Tailored to meet the needs of employers and health care consumers, our new service includes a stored-value card that charges health care services directly to an employee’s FSA, much like a bank-issued debit card. The debit card works off the Cirrus® network so that fees for eligible medical expenses are immediately deducted from the employee’s account, eliminating the necessity of filing a paper claim for later reimbursement.

During 2002, we also introduced our new ASO PPO product to support employer groups whom self-fund their benefit plans.

As of December 31, 2002, we had over 73,000 enrollees in our PPO product. We are actively marketing these products to employers in all of the states where we currently offer our commercial HMO products.

Specialty Products

We use our existing employer group and senior relationships to offer our specialty products and services in conjunction with our commercial and senior products. These specialty products and services include PBM, behavioral health services, group life and health insurance products, and dental and vision services. In addition, we sell our specialty products and services to unaffiliated health plans and employer groups. These specialty products and services provide employer groups and individuals with more benefit options from a single source and the ability to design tailored benefit programs for their employees and themselves.

Prescription Solutions®. Founded in 1993, Prescription Solutions provided integrated PBM services to more than 4.6 million people, including approximately 0.8 million seniors, as of December 31, 2002. For the year ended December 31, 2002, Prescription Solutions processed 48.1 million claims, filled 3.4 million mail service prescriptions and accounted for $173 million of our consolidated revenue, net of intercompany transactions. Prescription Solutions offers a broad range of innovative programs, products and services designed to improve, enhance and increase clinical and financial outcomes. Prescription Solutions employs tools such as quality initiatives, utilization management, targeted disease intervention, programs that assess the interaction and efficacy of drugs prescribed to an individual member, active formulary management, prior-authorization review, health outcomes research and real-time audits that are designed so that its members are receiving the most appropriate medications in a cost-effective manner. Prescription Solutions also offers a comprehensive, fully integrated injectable program, which targets one of the most rapidly growing and high cost categories of pharmacy benefits today.

We believe Prescription Solutions’ strength lies in its ability to influence medical outcomes and reduce overall health care costs by focusing on appropriate prescription drug use. For example, through its formulary management program, Prescription Solutions uses lists of physician-recommended drugs in different therapeutic classes that have been reviewed for safety, efficacy and value to ensure that drugs prescribed are the lowest cost option among equally effective alternatives. Medically necessary drugs not included in the formulary can be obtained through Prescription Solutions’ prior authorization process provided they are not specifically excluded from coverage or for the treatment of excluded benefits. Prescription Solutions operates independently of pharmaceutical or retail drug organizations, which allows it to focus primarily on improving clinical outcomes while managing and controlling costs. This focus on pharmacy management is part of what differentiates Prescription Solutions from its competitors. As part of its pharmacy management, Prescription Solutions funds clinical outcomes research programs aimed at measuring the health outcomes of patients using commercially available prescription drugs.

We believe that Prescription Solutions’ mail service capabilities also differentiate it from its competitors. Prescription Solutions operates an 84,000-square-foot, fully automated facility in Carlsbad, California. We believe we have the ability to increase the number of mail service prescriptions we process, which was 3.4 million in 2002, by adding more work shifts and hours or days of operation. Prescription Solutions is aggressively promoting mail-service pharmacy services and is developing other business opportunities for its mail service pharmacy, such as offering over-the-counter medications and health and beauty products.

Prescription Solutions’ PBM services are offered as a standard part of most of our commercial health plans and are sold in conjunction with our other commercial and Medicare products and to unaffiliated health plans, employer groups, union trusts and third party administrators.

Behavioral Health Services. We provide behavioral health care services to our HMO members in California, Colorado, Oklahoma, Oregon, Texas and Washington, and unaffiliated health plans in California, Oregon and Pennsylvania. Our behavioral health care services include managed mental health, employee assistance, care management and chemical dependency benefit programs. As of December 31, 2002, we provided these behavioral health care services to approximately 3.9 million members through our provider network of approximately 14,500 providers and approximately 760 facilities. For the year ended December 31, 2002, our behavioral health care subsidiaries accounted for $160 million of our consolidated revenue, of which $52 million was generated from unaffiliated health plans and employer groups.

Managed mental health and chemical dependency services are offered as a standard part of most of our commercial health plans and are sold in conjunction with our other commercial and Medicare products, and are offered on a stand-alone basis, to unaffiliated health plans and employer groups.

Group Life and Health Insurance. We are licensed to issue life and health care insurance in 40 states, including each of the states where our HMOs operate, the District of Columbia and Guam. By marketing our HMO commercial product line in conjunction with indemnity health care products, we are able to offer multi-option health benefits programs. Other supplementary benefits offered to employer groups include basic life insurance, group term life insurance, indemnity dental and indemnity behavioral health benefits. In October 2002, we began offering life, accidental death and dismemberment and short-term and long-term disability products to our commercial employer groups under a private label arrangement with Continental Assurance Company, Continental Casualty Company and CNA Group Life Assurance Company. For the year ended December 31, 2002, our life and health insurance subsidiaries accounted for $292 million of our consolidated revenue, substantially all of which was generated from our health plan customers.

Dental and Vision Services. We provide HMO, PPO and indemnity fee-for-service dental, and PPO vision benefits to individuals and employer groups, and to seniors through Secure Horizons. We offer these products in all of the states where we currently offer our commercial HMO products.

We provide a complete range of dental and vision product offerings for small, mid-size and large employers, regardless of their existing medical plan offering. With December 31, 2002 membership of approximately 0.7 million, our dental and vision plans accounted for $39 million of our consolidated revenue of which $27 million was generated from unaffiliated health plans and employer groups.

Senior Products

We offer eligible seniors access to Medicare+Choice and Medicare Supplement products though our Secure Horizons programs.

Medicare+Choice HMO. Medicare+Choice accounted for $5.9 billion, or 53% of our consolidated revenue for the year ended December 31, 2002. We are one of the largest Medicare+Choice HMOs in the United States as measured by membership with approximately 0.8 million members as of December 31, 2002. Since March 2001, our Medicare+Choice membership has declined by approximately 280,000, primarily due to voluntary disenrollment and county exits. We will continue to reduce our participation in the Medicare+Choice program if federal funding does not increase. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Forward-Looking Statements.” To the extent that we continue to reduce our participation in the Medicare+Choice program, our revenue will decline unless lost revenue from our Medicare+Choice products is replaced with revenue from other sources, such as our new Medicare Supplement product offerings or other lines of business.

We regularly review our product design to include appropriate cost sharing with plan members and we make annual benefit changes to mitigate increases in health care costs that exceed the rate of increase in our CMS reimbursement under Medicare+Choice contracts. We have also adopted a political and legislative strategy designed to encourage the federal government to reimburse Medicare+Choice payers on a basis that more accurately reflects health care service costs and inflation and to lessen the administrative burdens placed on Medicare+Choice payers by CMS.

Medicare Indemnity Products. In 2000, we introduced a new product under the PacifiCare brand, the group retiree Senior Supplement product. The group retiree Senior Supplement plan is offered in 13 states, and provides employers with a new option for their Medicare-eligible retirees. We plan to continue to increase the marketing of this group retiree product within the mid-size, large-size and national account market segments. In 2002, we introduced an individual Medicare Supplement product under the Secure Horizons brand. For individuals who are not covered by benefits offered by a former employer, we offer four standardized Medicare Supplement plans, which are A, C, F and G. These plans are currently offered in seven states and we are working on expanding to as many as 20 additional states by the third quarter of 2003. In 2002, we also introduced our Secure Horizons Prescription Advantages Plan, an indemnity prescription drug program for seniors.

These products are designed to fill gaps left by traditional Medicare coverage. For example, the Supplement products pay for hospital deductibles, physician copayments and coinsurance for which an individual enrolled in the traditional Medicare program would otherwise be responsible. The Secure Horizons Prescription Advantages Plan has no annual deductible, no annual maximums, and provides unlimited coverage for approximately 400 generic medications covering many chronic conditions and ailments. This plan offers discounts on most other drugs depending on how the drugs are purchased.

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

Physician and Hospital Relationships

Contracting Arrangements with Physicians and Hospitals

We maintain a network of qualified physicians, hospitals and other health care providers in each geographic area we serve. Our contracting strategy is to base the type of contract utilized on our assessment of the underlying structure and strengths of the medical communities within the applicable geographic markets. For example, in markets with large medical groups that we believe are able to assume financial risk, we may continue to use capitation contracts effectively. In other markets, where there are fewer of such large medical groups, we may instead use fee-for-service or other shared risk arrangements. In the past few years, and going forward, we have experienced and expect to continue to experience a trend away from capitation contracts. Many of our physician and hospital contracts have one-year terms. However, we also have a number of multiple-year contracts with physician groups and hospitals to create greater stability of our network.

Our provider contracting processes include analysis and modeling of underlying cost and utilization assumptions. Through these processes, we continually seek to identify strategies to better manage health care costs. We also focus on provider consultation and management tools, including thorough data reporting and financial analysis of expected performance of our contracts.

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

Our medical management programs include:

•	Precertification of Admission. In the precertification stage, our medical managers are responsible for determining whether requests for hospitalization and specified health care procedures meet specific clinical criteria and are approved in advance;

•	Concurrent Review. Our concurrent review process begins once our member has been admitted to the hospital for care, and our on-site or telephonic medical managers become responsible for providing administrative oversight of the hospital process. The medical manager is also responsible for monitoring the discharge process, and coordinating any outpatient services needed by the patient, including skilled nursing facility, home nursing care and rehabilitation therapy;

•	Retrospective Review. Our retrospective review process involves confirming our certifications of services provided to our members when our medical management staff has not been concurrently involved in the hospitalization of our members. This process can occur when our members receive emergency care at an out-of-area hospital or when medical claims may be disputed;

•	Case Management. Our case management department provides multi-disciplinary coordination of personalized care for patients with complex medical conditions, including arranging access to appropriate medical and social services, to improve the health status and manage health care costs for these patients; and

•	Chronic Disease Management. A small percentage of our members with chronic diseases continue to account for a significant majority of our health care costs. Our emphasis on disease management focuses on prevention, member education, and evidence-based care to improve our members’ health and reduce costs. Our analysis has shown that during 2001, 5% of our California Secure Horizons members consumed more than 73% of our California Medicare+Choice plan’s hospital expenses within the year, and six chronic diseases accounted for 62% of these costs. As a result, we have supplemented our in-house programs by contracting with third parties who provide complementary disease management programs for coronary artery disease and stroke, congestive heart failure, end stage renal disease, chronic obstructive pulmonary disease and cancer. During the fourth quarter of 2002, we added care management services for members admitted to neonatal intensive care units. These voluntary programs assist patients with intensive care management services, and better coordinate care among health care providers with the objectives of preventing disease exacerbation and the need for hospitalization and managed utilization of medical procedures. We actively identify members who would benefit from these disease management programs and seek to enroll them in these programs.

Health Care Quality

We believe that providing our members access to continually improving health care services leads to improved health for our members. To achieve this desired result, we focus on physician peer reviews, physician and hospital quality reviews, member quality initiatives and national industry measures.

Physician Peer Reviews

We have established a comprehensive peer review procedure at each health plan, governed by a quality improvement committee. The medical director for each health plan chairs that health plan’s committee. Each committee consists of health plan clinical professionals that may include contracted physicians. All network physicians are initially credentialed and periodically re-credentialed by that health plan’s quality improvement committee. The quality assessment includes evaluating the education, training and performance of that physician, as well as the quality of the providers’ medical facilities, medical records, laboratory and x-ray licenses and their capacity to handle membership demands.

Physician and Hospital Quality Reviews

We also engage in ongoing quality reviews of our existing physicians and hospitals to ensure that members are receiving quality medical care. For example, a highlight of our physician and hospital management program for our HMOs in California, Oklahoma, Oregon, Texas and Washington is our provider profile, which is a comprehensive, quarterly risk-adjusted report card that helps physicians manage their performance in the areas of clinical quality, utilization management, service quality and administrative efficiency. In addition, the provider profile serves as the data source for the QUALITY INDEX® profile. The QUALITY INDEX® profile is a proprietary report that we publish in California, Oregon, and Washington on our contracting medical groups’ performance in the areas of clinical, service and administrative data quality. We also now publish a report for contracted hospitals in California. These reports provide consumers with information to help them become more active participants in their health care, beginning with their selection of health care providers. Our member information materials highlight best performing physician groups, and hospitals in California, so that members have credible and relevant information by which to select physicians.

Member Quality Initiatives

To improve the quality of service and health for our members, we have developed a comprehensive quality improvement program that includes:

•	Conducting preventive health programs, cancer screening, immunization programs, smoking cessation, and senior health risk assessments;

•	Implementing comprehensive health management programs in diabetes, coronary artery disease, congestive heart failure, end stage renal disease, cancer and other chronic diseases;

•	Enhancing and expanding our national pre-certification of procedures, concurrent medical review and case management services for those with serious and complex medical conditions;

•	Offering independent external review programs to members in which members can have a service or treatment denial of coverage decision reviewed by a physician or panel of physicians outside their health plan;

•	Decreasing inappropriate denials and improving the appeals process for our members;

•	Participating in the Coalition for Affordable Quality Health Care’s voluntary quality initiative whereby we, along with 21 other organizations, have committed to enabling consumers to have access to quality coverage and information, improving administrative simplicity for doctors and consumers, and working with doctors to improve overall health care quality and patient safety;

•	Participating with five other health plans in California to agree on common quality measures by which to reward better performing provider groups;

•	Developing provider contracts with tiered compensation in California, whereby providers are compensated at higher levels when certain quality measures are achieved;

•	Monitoring member satisfaction through surveys and internal operational report cards compared to our current established benchmarks; and

•	Providing members with free access to in-depth health information on thousands of topics and guided self-care tools, such as personalized diaries, medication logs, exercise and diet records and reminder calendars, via our website.

National Industry Measures

The National Committee for Quality Assurance, or NCQA, is an independent, non-profit organization that reviews and accredits HMOs. The NCQA performs site reviews to determine if an HMO complies with over 270 standards it has established for quality improvement, effectiveness of care, member satisfaction, utilization management, physician and hospital credentialing and a commitment to members’ rights and preventive health services. HMOs that comply with NCQA’s review requirements and quality standards receive NCQA accreditation. As of March 2003, our commercial HMOs in Arizona, California, Colorado, Oklahoma, Oregon, Texas and Washington have all earned “excellent” accreditation status, while our plan in Nevada has received “commendable” accreditation status. Our Medicare+Choice HMOs in California, Colorado, Oklahoma, Oregon and Washington have also all earned “excellent” accreditation status, while our plans in Arizona, Nevada and Texas have received “commendable” accreditation status. In California, we were the first statewide health plan to have achieved the three-year “excellent” accreditation status. Furthermore, our HMOs provide quality and service information under NCQA’s Health Plan Employer Data Information Set, or HEDIS®, Program. Throughout PacifiCare, HEDIS® scores have improved on average 14% in all measures over the past two years. Our health plans have met or exceeded the national 90th percentile benchmarks in 18 measures.

Marketing

We believe that we have developed strong brand recognition with our PacifiCare and Secure Horizons members. Our commercial products are marketed under the PacifiCare brand, which we believe has a reputation for quality and value. Our senior products are marketed under the Secure Horizons brand, which we believe is the premier brand in health care services among seniors in our markets in the Western United States. We market our specialty products under the PacifiCare brand and our PBM services under our Prescription Solutions brand.

We have expanded the marketing of our PBM services by building a dedicated sales force targeting other health care payors and other unaffiliated channels. For example, in September 2002, Prescription Solutions contracted with MedE America Corporation of Ohio, a subsidiary of WebMD Corporation, to become the preferred mail service provider to MedE America’s clients. MedE America provides pharmacy claims processing for its clients and services four million lives.

We are increasing and intensifying marketing efforts to enhance and reposition our PacifiCare and Secure Horizons brands to increase our commercial market share in our existing markets. While we believe our brands are perceived positively by our customers and providers, we understand the importance of strengthening our brands and marketing directly to consumers as the final health care decision makers. We launched a new brand campaign in 2002 and expect to continue this campaign in 2003.

Marketing to our commercial customers is a two-step process in which we first market to employer groups, then provide information directly to employees, primarily during their open enrollment periods, once the employer has selected our plan. Open enrollment periods typically occur during the fourth quarter of the calendar year. We use various techniques to attract commercial members, including work site presentations, direct mail, medical group tours and local advertising. We also use television, radio, billboard and print media to market our programs to potential commercial members. Further, we utilize multiple distribution channels such as general agents, a proprietary on-line price quoting service, and insurance brokers and consultants who represent many employer groups. These brokers and consultants work directly with employers to recommend or design employee benefits packages. We pay insurance brokers commissions over the life of the contract, if designated by the employer, while employers generally pay consultants directly. Our new commercial business is a result of new customers, as well as greater penetration in existing employer groups. With each open enrollment, we identify a specific approach for each employer group with the objective of increasing the number of members from each employer.

We believe that our understanding of the senior population and our attention to customer service differentiates our Secure Horizons program from competing products. We market our Secure Horizons programs to Medicare beneficiaries and caregivers for Medicare beneficiaries primarily through direct mail, telemarketing, our website, television, radio and community-based events with participating physician groups. Most Secure Horizons members enroll directly in a plan, generally without the involvement of insurance brokers, except when enrolling as part of an employer group retiree offering. However, in late 2002, we began the development of a national broker channel for our individual Medicare Supplement and Prescription Advantages products.

The primary focus of our individual Medicare Supplement marketing efforts is directed toward those individuals just turning age 65 and becoming eligible for Medicare for the first time. The product is distributed both directly to the consumer as well as through a network of insurance agents that began marketing the product in late 2002. Additionally in 2002, we entered into a strategic marketing partnership with Reader’s Digest Financial Services Inc. Under this partnership, Reader’s Digest Financial Services Inc. will exclusively endorse our Medicare Supplement plans to its customer base.

Customer Service

We provide customer service to members and providers contracting with our health plans. Our customer service centers support all of our commercial and Secure Horizons products. Each year we receive approximately 21 million calls. Customer service representatives handle approximately 14 million calls and approximately seven million calls are processed by our Interactive Voice Response System. We also provide customer service on our member and provider websites.

We have three regionally based customer service centers in Phoenix, Arizona; Cypress, California; and San Antonio, Texas. These customer service centers handle all HMO health plan claims in the continental United States. Our customer service center in Cypress, California also supports our PPO, indemnity and Medicare Supplement products. We also have stand-alone customer service and claims processing centers to support our specialty products companies and our HMO operations in Guam.

Management Information Systems

We use computer-based information systems for various purposes, including e-commerce, marketing and sales tracking, underwriting, billing, claims processing, medical management, medical cost and utilization trending, financial and management accounting, reporting, planning and analysis. These systems also support on-line customer service functions, provider and member administration functions, and support our tracking and extensive analyses of health care costs and outcome data.

We established corporate goals to have our IT systems operate under one business platform and improve operational efficiency. Simplification and integration of the systems servicing our business are important components of controlling health care and administrative expenses and improving member satisfaction. To accomplish these goals, in late 2001 and early 2002 we established a strategic outsourcing arrangement with two suppliers: International Business Machines Corporation, or IBM, and Keane, Inc., or Keane. We entered into a 10-year contract with IBM to outsource our IT infrastructure functions, including data center operations, support services and information distribution. We also entered into a 10-year contract with Keane to outsource our applications maintenance and enhancement activities. In connection with these outsourcing arrangements we transitioned approximately 550 employee positions to IBM and Keane in March 2002.

Our internal IT team interacts with internal business staff to build strategy, translate business requirements into technical solutions, develop systems architecture that promotes consistent processes and reduces total cost of ownership, and perform project demand management, prioritization and oversight. The IT team manages our outsourcing suppliers for support of operations and systems enhancements and maintenance. Our suppliers interact directly with internal business staff in day-to-day support and project activities.

Our ongoing IT investments include projects to consolidate system platforms, enhance existing application software and implement new financial system software and new pre-adjudication system software to create a more robust EDI architecture. We are also making other investments to ensure that our systems comply with the Health Insurance Portability and Accountability Act of 1996, or HIPAA.

Claims Processing Systems

We use computer-based information systems as an important component of claims processing. We receive medical claims from physicians and hospitals for services to our members. Claims are reviewed to determine member eligibility, the quantity and kind of services performed and whether services were authorized, then adjudicated against pricing, claims rules and benefits. To ensure timely and accurate payments, we regularly review reports on inventory levels and claims statistics that focus on claims turn-around and accuracy of payment. We also perform a variety of claim audits and cost containment programs. We have significantly increased the number and percentage of claims processed electronically to improve claims turnaround times and accuracy.

Claims are processed through our customer service centers or through our claims processing center in Letterkenney, Ireland, which is electronically connected to each of our customer service centers. This connectivity allows us to efficiently route claims to sites that have excess capacity or can provide lower cost services. We will continue to take advantage of lower cost operations in production areas such as the Ireland claims center, increasing automation through technology while continuing to evaluate the most efficient and effective ways of supporting our health plans.

Government Regulation

We are subject to extensive federal and state regulations that govern the scope of benefits provided to our members, including regulations relating to:

•	Financial solvency requirements;

•	Mandated benefits;

•	Claims processing and payment;

•	Quality assurance and utilization review procedures;

•	Member grievance procedures;

•	Physician and hospital contracts; and

•	Marketing and advertising.

Our HMOs and indemnity insurance subsidiaries are also required to maintain minimum statutory capital. The cash necessary to satisfy our corporate obligations and our subsidiaries’ needs is facilitated through intercompany dividends and advances, which are regulated by state laws.

Medicare+Choice

Background. Our Medicare+Choice program is subject to regulation by CMS, the Department of Health and Human Services, or DHHS, and state regulatory entities. These agencies govern the benefits provided, premiums paid, quality assurance procedures, marketing and advertising for our Medicare+Choice products. CMS has promulgated regulations, operational policy letters and contracts implementing Medicare+Choice, including the Balanced Budget Act of 1997, Balanced Budget Refinement Act of 1999 and the Benefits Improvement and Protection Act of 2000, or BIPA, and the Public Health Security and Bioterrorism Response Act of 2002. These contracts and regulations established new and expanded requirements for Medicare+Choice organizations. They also establish new or expanded standards for quality assurance, beneficiary protection, coordinated open enrollment, program payment and audits, information disclosure and physician and hospital participation. Compliance with Medicare+Choice regulations has and will continue to increase our Medicare administration costs. Under BIPA, Medicare+Choice receives increased government funding over the five years beginning March 2001. The changes for 2001 - 2006 include increases to the monthly minimum payment floors, increases in the minimum annual payment from 2% to 3% and modifications to the risk adjuster.

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

In the normal course of business, all information submitted as part of the adjusted community rate process is subject to audit by CMS or any person or organization designated by CMS. Our adjusted community rate proposal is based on historical data and information available to us at the time of the filing. During 2002, none of our health plans were selected for audit. Our adjusted community rate proposals for the contract year 2003 have been filed and approved.

Office of Personnel Management

We have commercial contracts with OPM to provide managed health care services to federal employees, annuitants and their dependents under the FEHBP. As of December 31, 2002, we provided managed health care services to approximately 191,000 members under these contracts. Rather than negotiating rates with us, OPM requires us to provide the FEHBP with rates comparable to the rates charged to the two employer groups with enrollment closest in size to the FEHBP in the applicable community after making required adjustments. OPM further requires us to certify each year that its rates meet these requirements. Periodically, the Office of Inspector General, or OIG, audits us to verify that the premiums charged are calculated and charged in compliance with these regulations and guidelines. OPM has the right to audit the premiums charged during any period for up to five years following the end of that contract year. The final resolution and settlement of audits have historically taken more than three years and as many as seven years. We could become subject to actions under the False Claims Act if, as a result of the audit process, OPM believes that we knowingly overcharged the government or otherwise submitted false documentation or certifications.

In late 1997, we established a formal compliance program to specifically address potential issues that may arise from the FEHBP rating process, to work with OPM to understand its interpretation of the rules and guidelines prior to completion of the rating process, to standardize the FEHBP rating process among all of our HMOs, and to help reduce the likelihood that future government audits will result in any significant findings. Based on the results of the audits that have been conducted since the compliance program was implemented, we believe that this program has been effective.

Health Insurance Portability and Accountability Act of 1996

As a result of the HIPAA federal standards apply to both the group and individual health insurance markets. HIPAA includes administrative simplification provisions directed at standardizing transactions and codes, establishing uniform health care provider, payer, employer and patient identifiers and seeking protections for confidentiality and security of patient data. We are currently working on modifications to our information systems and business processes to comply with HIPAA regulations.

In addition, we continue to work with various industry groups to find a common way to work with external business associates, such as physicians, hospitals and vendors, to ensure their compliance with the HIPAA rules. Our 2002 HIPAA compliance costs were approximately $16 million as well as $2 million in capital expenditures. We estimate that our HIPAA compliance costs will approximate $19 million in 2003 as well as $1 million in capital expenditures.

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

Pharmacy Regulations

Our PBM business is subject to state and federal statutes and regulations governing the operation of pharmacies, labeling, packaging and repackaging of drug products, dispensing of controlled substances, disposal, advertising, security, recordkeeping and inventory control.

Many states have laws and regulations that require out-of-state internet and mail service pharmacies to register with, or be licensed by, the board of pharmacy or a similar regulatory body in the state. Other states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located. Various other states, however, have enacted laws requiring, among other things, the hiring of a pharmacist licensed by that state or compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located. If these laws are applicable to us, they could restrict or prevent us from providing prescription internet or mail service in those states.

Other specific laws or regulations that may affect our PBM business include:

•	Laws that constrain our ability to limit access to a pharmacy provider network or remove network providers, such as those that require us to admit any retail pharmacy willing to meet the plan’s price and other terms for network participation, prohibit the removal of a provider except in compliance with “due process” procedures, or that prohibit supply limitations or co-payment differentials between mail service and retail pharmacy providers;

•	Plan design or benefit mandates such as those that prohibit or restrict therapeutic substitution, require coverage of all drugs approved by the Food and Drug Administration, or FDA, or prohibit denial of coverage for “off-label” or non-FDA approved uses;

•	Federal anti-remuneration laws and state consumer protection laws that could prevent us from seeking or accepting discounts from drug manufacturers or participating in “product conversion programs” in which benefits are given by drug manufacturers for changing a prescription or recommending or requesting such a change from one drug to another unless we fit within a specific exemption or safe harbor of those laws;

•	Medicaid laws requiring that a pharmacy participating in the Medicaid program give the best price that the pharmacy makes available to any third party payor, even if the payors are in different states, which may limit our ability to negotiate discounts in the future from network pharmacies and on the reimbursement we receive from state Medicaid programs; and

•	Specific regulations of the FDA regarding the conduct of clinical trials for drugs, if we participate in clinical trials and assume some or all of the sponsors’ obligations related to the clinical trials.

In early 2000, we received a subpoena from an Assistant United States Attorney in Boston relating to a pharmaceutical product. We were advised that we were not a target of the investigation, and fully cooperated with the Assistant US Attorney. In the second and third quarters of 2002, the same Assistant US Attorney in Boston requested additional documents and served additional subpoenas relating to pharmaceutical marketing contracts. The Assistant US Attorney has reaffirmed that we are not a target of the investigation, and we are fully cooperating with these subpoenas.

Risk Management

We maintain general liability, property, and managed care errors and omissions, which includes medical malpractice insurance coverage. Policies typically include varying and increasing levels of self-insured retention or deductibles that increase our risk of loss. We operate a wholly owned captive insurance company designed to assist us in managing this risk of loss. We require contracting physicians, physician groups and hospitals to maintain individual malpractice insurance coverage.

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

In offering HMOs, PPOs and related products, we compete with CIGNA Corporation, Aetna Inc., WellPoint Health Networks Inc. and UnitedHealth Group Incorporated for membership from national employers. We also compete with regional HMOs and small group employers, which vary depending on the geographic market. Regional competitors include Kaiser Foundation Health Plan Inc., Health Net, Inc., WellPoint Health Networks Inc., Humana Inc., and the member companies of the Blue Cross and Blue Shield Association. We also offer a regional alternative for national employers who are willing to support multiple health plans to maintain plans that best suit the needs of employees within a specific region.

We have among the highest Medicare+Choice membership in the nation, both in absolute terms and as a percentage of overall membership, offering competitive advantages and economies of scale in the Medicare+Choice market. Beginning in 2002, we have reduced our benefits, raised member copays and deductibles, and replaced coverage of brand name prescription drugs with generic drugs in most of the counties where we participate in Medicare+Choice. This is in response to the rising health care costs of treating the senior population and the inadequate rate of increase in levels of Medicare reimbursement from the government. These changes have caused members to leave our plans for competing plans or traditional Medicare coverage. Many competing health plans have also reduced their participation in the Medicare+Choice program and reduced benefits coverage. In the markets where we have remained and structured our benefits to offset rising costs, exits and benefit reductions made by competitors may result in increased membership in our program.

The Medicare Supplement product market is highly fragmented with few large competitors. Our primary competition in this market is the Medicare Supplement product marketed by the American Association of Retired Persons, and underwritten by UnitedHealth Group Incorporated. We believe that our product offerings and distribution channels differentiate our Medicare Supplement products from competing products. For example, in 2002, we introduced Prescription Advantages, one of the nation’s first stand-alone, insured pharmacy products being marketed exclusively to individual Medicare beneficiaries. Additionally in 2002, we entered into a strategic marketing partnership with Reader’s Digest Financial Services Inc. Under this partnership, Reader’s Digest Financial Services Inc. will exclusively endorse our Medicare Supplement plans to its customer base.

Prescription Solutions’ PBM services are sold as part of our commercial and Medicare products and on a stand-alone basis to unaffiliated health plans and employer groups. Competitors include Medco Health, WellPoint Pharmacy Management, MedImpact Healthcare Systems, Inc., Caremark Rx, Inc., Express Scripts and Advance PCS. We believe, when aligned with a managed care organization, Prescription Solutions differentiates itself from other pharmacy benefit organizations by managing prescription costs and outcomes for managed care organization members. Our mail-order prescription drug service competes with national, regional and local pharmacies and other mail-order prescription drug companies. Prescription Solutions also competes with firms offering prescription discount cards, such large drugstore chains.

In 2001, we began offering behavioral health services to members who are not affiliated with our commercial health plans. The managed behavioral health care industry is dominated by a few large companies, principally Magellan Health Services, Inc. and ValueOptions, Inc., as well as the behavioral health divisions of health insurers such as UnitedHealth Group Incorporated and CIGNA Corporation. Our ability to compete is affected by a limited national supply of providers, particularly psychiatrists and psychiatric hospital units. Our behavioral health subsidiary has a core competency in managing at-risk contracts, which we believe differentiate us competitively in states with mental health parity laws that mandate equal coverage for mental health benefits.

We believe that to retain our health plans’ competitive advantages we should continue to focus on developing additional products and services and eliminate or limit growth of unprofitable products. We believe that consumers want products and services that go beyond basic necessity, extending to areas such as lifestyle and wellness enhancing products. The factors that we believe give us competitive advantages are:

•	our existing market position in our geographic areas of operation;

•	our long-term operating experience in managed care;

•	our marketplace reputation with physicians, hospitals, members and employers;

•	a strong brand identity for PacifiCare, Secure Horizons and Prescription Solutions;

•	our benefit design and flexibility of features for employers;

•	our QUALITY INDEX® profile, which provides customers with certain provider performance quality measures;

•	our emphasis on providing high quality customer service; and

•	our continual improvement of the quality of care provided to our members.

Intellectual Property

We own federally registered trademarks and other trademarks, which include PacifiCare®, SecureHorizons®, Prescription Solutions® and QUALITY INDEX®. There is also a patent pending for certain methods used in creating the QUALITY INDEX®.

Employees

At February 28, 2003, we had approximately 7,800 full and part-time employees. None of our employees is presently covered by a collective bargaining agreement. We consider relations with our employees to be good and have never experienced any work stoppage.

Available Information

Our electronically-filed reports with the Securities Exchange Commission, or SEC, such as the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, are currently available free of charge to the general public through our company website at www.pacificare.com. These reports are accessible at a reasonably practicable time after being filed with the SEC.

ITEM 2.     PROPERTIES

As of December 31, 2002, we leased approximately 214,000 aggregate square feet of space for our principal corporate headquarters and executive offices in Cypress and Santa Ana, California. In connection with our operations, as of December 31, 2002, we leased approximately 1.7 million aggregate square feet for office space, subsidiary operations, customer service centers and space for computer facilities. Such space corresponds to areas in which our HMOs or specialty managed care products and services operate, or where we have satellite administrative offices. Our leases expire at various dates from 2003 through 2012.

In California and Guam, we own 2 buildings encompassing approximately 225,000 aggregate square feet of space primarily used for administrative operations. All of our facilities are in good working condition, are well maintained and are adequate for our present and currently anticipated needs. We believe that we can rent additional space at competitive rates when current leases expire, or if we need additional space.

ITEM 3.     LEGAL PROCEEDINGS

Class Action Legal Proceedings

On November 2, 1999, Jose Cruz filed a purported class action complaint against us, our California subsidiary, and FHP International Corporation, or FHP, in the San Francisco Superior Court. On November 9, 1999, Cruz filed a first amended purported class action complaint that omitted FHP as a defendant. The amended complaint relates to the period from November 2, 1995 to the present and purports to be filed on behalf of all enrollees in our health care plans operating in California other than Medicare and Medicaid enrollees. The amended complaint alleges that we have engaged in unfair business acts in violation of California law, engaged in false, deceptive and misleading advertising in violation of California law and violated the California Consumer Legal Remedies Act. It also alleges that we have received unjust payments as a result of our conduct. The amended complaint seeks injunctive and declaratory relief, an order requiring the defendants to inform and warn all California consumers regarding our financial compensation programs, unspecified monetary damages for restitution of premiums and disgorgement of improper profits, attorneys’ fees and interest. We moved to compel arbitration and the Superior Court denied our motion. We filed an appeal from this denial, and the Court of Appeal affirmed the Superior Court’s decision. Thereafter, we filed a petition asking the California Supreme Court to review the Court of Appeal’s decision, and the California Supreme Court granted the petition. Oral argument before the California Supreme Court occurred on February 4, 2003. We expect a ruling from the California Supreme Court in May 2003. We deny all material allegations in the amended complaint and intend to defend the action vigorously.

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

The District Court granted our motion to compel arbitration of all of Dr. Breen’s and Dr. Book’s claims against us, except for their claims for violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, and for their conspiracy and aiding and abetting claims that stem from contractual relationships with other managed care companies. The District Court denied our motion to compel arbitration by several other doctors because the District Court concluded that they were only pursuing conspiracy and aiding and abetting claims against us. We appealed from the District Court’s arbitration rulings to the extent they denied sending claims to arbitration. The Court of Appeals affirmed the District Court’s arbitration rulings in their entirety. We filed a petition asking the United States Supreme Court to review the Court of Appeals’ decision, and on October 15, 2002 the United States Supreme Court granted our petition. Oral argument before the United States Supreme Court occurred on February 24, 2003. We expect a ruling by the United States Supreme Court in or before June 2003.

In March 2001, the plaintiffs in the Breen lawsuit filed an amended complaint, and we filed a motion to dismiss the amended complaint. On September 26, 2002, the District Court granted plaintiffs’ motion to amend their complaint further and denied our pending motion to dismiss as moot. On September 26, 2002, the District Court also certified three classes of physicians on the claims asserted against us in the plaintiffs’ complaint. Of the three classes of physicians that were certified, two were nationwide classes and one class was limited to California physicians. On October 18, 2002, we filed a new motion to dismiss directed at the plaintiffs’ second amended complaint. That motion remains pending. Discovery in this litigation has recently commenced. We deny all material allegations and intend to defend the action vigorously.

PacifiCare of Texas v. The Texas Department of Insurance and the State of Texas. In November 2001, our Texas subsidiary, PacifiCare of Texas, filed a lawsuit against the Texas Department of Insurance, or TDI, and the State of Texas challenging the TDI’s interpretation and enforcement of state statutes and regulations that would make Texas a “double-pay” state. The lawsuit relates to the financial insolvency of three physician groups that had capitation contracts with PacifiCare of Texas. Under these contracts, the responsibility for claims payments to health care providers was delegated to the contracted physician groups. We made capitation payments to each of these physician groups, but each of these physician groups failed to pay all of the health care providers who provided health care services covered by the capitation payments. On February 11, 2002, subsequent to the filing of our lawsuit, the Attorney General of Texas, or AG, on behalf of the State of Texas and the TDI, filed a civil complaint against PacifiCare of Texas in the District Court of Travis County, Texas alleging violations of the Texas Health Maintenance Organization Act, Texas Insurance Code and regulations under the Code and the Texas Deceptive Trade Practices Consumer Protection Act. The AG’s complaint primarily alleges that despite its capitation payments to the physician groups, PacifiCare of Texas is still financially responsible for the failure of the delegated providers to pay health care providers. The AG is seeking an injunction requiring us to comply with state laws plus unspecified damages, civil penalties and restitution. The AG also claimed that its subsequent lawsuit, not ours, should govern the dispute. In March 2002, we submitted a motion to be recognized as the plaintiff in the lawsuit rather than the AG. In June 2002, the District Court granted this motion. On September 11, 2002, the Texas Medical Association, various providers and the bankruptcy trustee for an affiliate of one of the physician groups intervened, without our opposition, in the lawsuit.

On March 21, 2003, without the admission of any wrongdoing, our Texas subsidiary entered into a binding memorandum of understanding, or MOU, with the Sate of Texas, the AG and the TDI setting forth the principal terms of a settlement of all of the pending litigation between the parties and related civil investigations by the TDI. Under the MOU, the parties have agreed to enter into a definitive settlement agreement within 30 days. The settlement agreement will provide that all pending litigation and related civil investigations could by stayed for up to twelve months from the date of execution of the definitive settlement agreement. While the proceedings are stayed, the parties will seek to settle the provider creditor claims in the remaining outstanding bankruptcies relating to Medical Select Management and Heritage Southwest Medical Group in accordance with the MOU and engage in a review of provider claims of the Heritage Physicians Network, or HPN. We agree to use our reasonable best efforts to reach settlements in the bankruptcies and resolve the HPN claims by specified dates and agree to make contributions to fund provider creditor claims in the bankruptcies subject to the process set forth in the MOU.

As part of the settlement, we agree to make payments totaling $4.25 million, including attorneys fees totaling $1.25 million to the AG, and administrative services reimbursements totaling $1.5 million and administrative penalties totaling $1.5 million to the TDI. Of the $4.25 million payment, $2.45 million will be paid upon execution of the settlement, and the remaining $1.8 million will be paid upon the satisfaction of the conditions for the settlement. All amounts paid upon execution of the settlement will be held in trust pending the effectiveness of the settlement. The settlement will become effective upon us completing our settlements in the two bankruptcies in accordance with the MOU, timely completion of the HPN claims process, payment of all settlement amounts to the AG and TDI, and compliance with certain Texas prompt payment obligations with respect to members enrolled in our commercial HMO plans. Concurrent with the settlement becoming effective: (i) the parties would enter into a permanent injunction with a term of one year that will require PacifiCare of Texas to comply with applicable provisions of the Texas prompt payment obligations with respect to members enrolled in our commercial HMO plans; (ii) all of the pending litigation between the parties will be dismissed with prejudice or with specified final judgements; and (iii) the parties will enter into mutual releases. We cannot provide any assurances that we will be able to meet the conditions required to cause the settlement to become effective. If we cannot reach the settlement, then we are prepared to resume the litigation. We believe that we have adequate reserves for this matter, including the satisfaction of all the terms and conditions of the settlement, or any liabilities that may arise if we are required to resume the litigation.

OPM and Other Litigation

OPM Litigation. On April 12, 2002, we resolved issues raised in various audits of our health plans by the Office of Inspector General, or OIG, as well as the False Claims investigations of the United States Department of Justice, or DOJ and a private lawsuit under the False Claims Act. The settlement primarily related to contracts we acquired through our merger with FHP in 1997. As previously disclosed, the OIG and others alleged that the former FHP Arizona, California, Colorado, Guam and Ohio HMO subsidiaries, as well as the former FHP Illinois, New Mexico and Utah HMO subsidiaries that we sold in 1997 and 1998, substantially overcharged the government for premiums from 1990 through 1997. The allegations were referred to the DOJ for review of potential claims under the False Claims Act. In addition, a private individual filed a complaint under the False Claims Act in 1998 that remained under seal until the settlement. The OIG also conducted audits of our Oregon HMO for contract years 1991 through 1996 and our California HMO for contract years 1993 through 1996 and referred these audits to the DOJ for potential claims under the False Claims Act. The settlement resolved issues raised in OIG’s various audits of these 10 health plans, as well as the False Claims investigations of the DOJ and the private lawsuit under the False Claims Act. See Note 11 of the Notes to Consolidated Financial Statements for further discussion.

Other Litigation. We are involved in legal actions in the normal course of business, including claims from our members and providers arising out of decisions to deny or restrict reimbursement for services and claims that seek monetary damages, including claims for punitive damages that are not covered by insurance. Our establishment of drug formularies, support of clinical trials and PBM services may increase our exposure to product liability claims associated with pharmaceuticals and medical devices. Based on current information, including consultation with our lawyers, we believe any ultimate liability that may arise from these actions, including all class action legal proceedings and the settlement or resumption of the State of Texas litigation, would not materially affect our consolidated financial position, results of operations or cash flows. However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material effect on our results of operations or cash flows of a future period. For example, the loss of even one claim resulting in a significant punitive damage award could have a material adverse effect on our business. Moreover, our exposure to potential liability under punitive damage theories may decrease significantly our ability to settle these claims on reasonable terms.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the three months ended December 31, 2002.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the Nasdaq National Market under the symbol PHSY. The following table indicates the high and low reported sale prices per share as furnished by Nasdaq.

	High	Low

Year ended December 31, 2002
First Quarter	$23.35	$14.60
Second Quarter	$32.62	$16.96
Third Quarter	$26.67	$19.71
Fourth Quarter	$33.66	$21.30
Year ended December 31, 2001
First Quarter	$40.50	$14.31
Second Quarter	$38.45	$15.50
Third Quarter	$21.70	$10.54
Fourth Quarter	$23.42	$12.00

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

As of February 28, 2003 there were 313 stockholders of record of our common stock.

On November 22, 2002, we issued and sold $125 million of 3% convertible subordinated debentures due 2032 in a private placement to two accredited investors, Morgan Stanley & Co. Incorporated and Goldman, Sachs and Co., which we refer to as the initial purchasers, in reliance on Section 4(2) of and Rule 506 under the Securities Act of 1933, as amended, or the Securities Act. On December 20, 2002, we issued an additional $10 million of the debentures in connection with the exercise in part by the initial purchasers of their option to purchase additional debentures. The initial purchasers resold the debentures in offerings in reliance on an exemption from registration under Rule 144A of the Securities Act. The aggregate discount received by the initial purchasers in connection with their purchase of the debentures from us was approximately $4 million. The debentures are convertible into our common stock under certain conditions, including satisfaction of a market price condition for our common stock, satisfaction of a trading price condition relating to the debentures, upon notice of redemption, or upon specified corporate transactions. Each $1,000 of the debentures is convertible into 23.8095 shares of our common stock.

Information regarding our securities authorized for issuance under equity incentive plans is included in this report in Item 12 under the caption “Equity Compensation Plan Information.”

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial and operating data are derived from our audited consolidated financial statements, or from our unaudited internal financial data. The selected financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and also with “Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.”

Income Statement Data

	Year Ended December 31,

	2002(1)	2001(2)	2000(3)	1999(4)	1998(5)

	(Amounts in thousands, except per-share data)
Operating revenue	$11,156,502	$11,843,972	$11,576,298	$10,073,140	$9,625,788

Expenses:
Health care services	9,485,701	10,367,657	9,913,657	8,368,690	8,002,260
Other operating expenses	1,370,160	1,288,374	1,286,790	1,181,773	1,166,011
Impairment, disposition, restructuring, Office of Personnel Management and other charges (credits), net	3,774	61,157	8,766	(2,233)	11,020

Operating income	296,867	126,784	367,085	524,910	446,497
Interest expense	(74,904)	(70,282)	(79,636)	(43,001)	(60,923)
Minority interest in consolidated subsidiary	—	—	637	—	—

Income before income taxes	221,963	56,502	288,086	481,909	385,574
Provision for income taxes	82,792	38,371	127,046	203,365	183,147

Income before cumulative effect of a change in accounting principle and extraordinary gain	139,171	18,131	161,040	278,544	202,427
Cumulative effect of a change in accounting principle(1)	(897,000)	—	—	—	—
Extraordinary gain on early retirement of debt (less income taxes of $0.9 million)	—	875	—	—	—

Net (loss) income	$(757,829)	$19,006	$161,040	$278,544	$202,427

Preferred dividends	—	—	—	—	(5,259)

Net (loss) income available to common stockholders	$(757,829)	$19,006	$161,040	$278,544	$197,168

Basic (loss) earnings per share:
Income before cumulative effect of a change in accounting principle and extraordinary gain	$3.95	$0.54	$4.59	$6.26	$4.50
Cumulative effect of a change in accounting principle	(25.46)	—	—	—	—
Extraordinary gain, net	—	0.02	—	—	—

Basic (loss) earnings per share	$(21.51)	$0.56	$4.59	$6.26	$4.50

Diluted (loss) earnings per share:
Income before cumulative effect of a change in accounting principle and extraordinary gain	$3.95	$0.53	$4.58	$6.23	$4.40
Cumulative effect of a change in accounting principle	(25.46)	—	—	—	—
Extraordinary gain, net	—	0.02	—	—	—

Diluted (loss) earnings per share	$(21.51)	$0.55	$4.58	$6.23	$4.40

Operating Statistics
Medical loss ratio (health care services as a percentage of premium revenue)
Consolidated	87.1%	89.7%	87.5%	84.8%	85.0%
Commercial	87.5%	88.8%	85.1%	81.7%	82.8%
Senior	86.8%	90.3%	89.4%	86.9%	86.5%
Selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income)	12.1%	10.3%	10.5%	11.1%	11.4%
Operating income as a percentage of operating revenue	2.7%	1.1%	3.2%	5.2%	4.6%
Effective tax rate(6)	37.3%	67.9%	44.1%	42.2%	47.5%

See footnotes following “Balance Sheet Data.”

Continued on next page

Other Financial and Operating Data

	December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Depreciation and amortization	$73,884	$148,704	$130,563	$118,097	$121,029
Capital expenditures	$59,274	$77,301	$105,256	$66,211	$41,631
Net cash flows provided by operating activities	$242,379	$38,923	$631,236	$569,698	$455,587
Net cash flows provided by (used in) investing activities	$(278,137)	$(260,828)	$72,376	$(250,859)	$(18,911)
Net cash flows provided by (used in) financing activities	$9,688	$(51,971)	$(301,041)	$(194,411)	$(392,714)
HMO Membership Data
Commercial	2,252,000	2,439,600	2,953,300	2,643,400	2,554,100
Senior	760,500	948,500	1,056,700	1,014,600	972,800

Total HMO membership	3,012,500	3,388,100	4,010,000	3,658,000	3,526,900

Balance Sheet Data
Cash and equivalents	$951,689	$977,759	$1,251,635	$849,064	$724,636
Marketable securities	1,195,517	1,062,353	864,013	999,194	875,553
Total assets	4,251,133	5,096,046	5,323,436	4,884,021	4,630,944
Medical claims and benefits payable	1,044,500	1,095,900	1,270,800	795,200	645,300
Long-term debt, due after one year	731,794	794,309	836,556	975,000	650,006
Stockholders’ equity	1,328,305	2,033,785	2,003,560	1,977,719	2,238,096

(1)	The 2002 results include impairment, disposition, restructuring, OPM and other net pretax charges totaling $3.8 million ($2.4 million or $0.07 diluted loss per share, net of tax). See Note 10 of the Notes to Consolidated Financial Statements. Operating income before net pretax charges as a percentage of operating revenue was 2.7%.

The 2002 results include a cumulative effect of a change in accounting principle in connection with the goodwill impairment recognized upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, totaling $929 million ($897 million or $25.46 diluted loss per share, net of tax). See Note 7 of the Notes to Consolidated Financial Statements.

(2)	The 2001 results include impairment, disposition, restructuring, OPM and other net pretax charges totaling $61 million ($39 million or $1.13 diluted loss per share, net of tax). See Note 10 of the Notes to Consolidated Financial Statements. Operating income before net pretax charges as a percentage of operating revenue was 1.6%.

(3)	The 2000 results include impairment, disposition, restructuring, OPM and other net pretax charges totaling $9 million ($5 million or $0.15 diluted loss per share, net of tax). See Note 10 of the Notes to Consolidated Financial Statements. Operating income before net pretax charges as a percentage of operating revenue was 3.2%.

(4)	The 1999 results include impairment, disposition, restructuring and other net pretax credits totaling $2 million ($2 million or $0.04 diluted loss per share, net of tax). The after tax and per share amounts were losses because the goodwill impairment was not deductible for income tax purposes. Operating income before net pretax credits as a percentage of operating revenue was 5.2%.

(5)	The 1998 results include $11 million of net pretax charges ($6 million or $0.12 diluted loss per share, net of tax). Operating income before net pretax charges as a percentage of operating revenue was 4.8%.

(6)	Effective income tax rate includes the effect of nondeductible pretax charges, primarily goodwill amortization for the years ended December 31, 1998 through 2001.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview. We offer managed care and other health insurance products to employer groups and Medicare beneficiaries in eight Western states and Guam. Our commercial and senior plans are designed to deliver quality health care and customer service to members cost-effectively. These programs include health maintenance organizations, or HMOs, preferred provider organizations, or PPOs, and Medicare Supplement products. We also offer a variety of specialty managed care products and services that employees can purchase as a supplement to our basic commercial and senior medical plans or as stand-alone products. These products include pharmacy benefit management, or PBM, behavioral health services, group life and health insurance and dental and vision benefit plans.

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

Generally, since the Balanced Budget Act of 1997 went into effect, annual premium increases for Medicare+Choice members have not kept pace with increases in the costs of health care. CMS announced that federal payments to Medicare+Choice managed care organizations are projected to increase only 2%, the guaranteed minimum required by law, in calendar year 2003. These shortfalls in Medicare+Choice premiums compared to our health care service expenses in some of our operating areas contributed to our decision to cease offering, close enrollment, or obtain capacity limits in our Medicare+Choice plans in various counties in 2003, 2002 and 2001. These premium trends also contributed to changes in our benefits, copayments and deductibles. The following table provides information on the number of counties where we did offer or currently offer our Medicare+Choice plans for new member enrollment as of the dates indicated. Additionally, it provides information on the number of counties for which we contracted with CMS to offer our Medicare+Choice plans, as of the beginning of each calendar year indicated. The change in the number of counties from 2002 to 2003 for which we contracted with CMS to offer our

Medicare+Choice health plans was due to service area exits in California as well as our exit from the Houston, Texas market.

	January 1,	January 1,	January 1,
	2003	2002	2001

Counties in which Secure Horizons contracted with CMS to offer Medicare+Choice plans	64	68	104
Counties in which Secure Horizons has voluntarily closed enrollment or set capacity limits	8	4	28

Counties in which Secure Horizons offers Medicare+Choice plans for new member enrollment	56	64	76

Other Income. Other income consists of revenue we receive from administrative services we offer through our specialty products companies, primarily from our pharmacy benefit management company. Our pharmacy benefit management company generates mail-service revenue where we, rather than network retail pharmacies, collect the member copayments, for both affiliated and unaffiliated members. Additionally, we record revenues for prescription ingredient costs on prescriptions dispensed by our mail-service pharmacy. For prescription drugs dispensed through retail pharmacies, we record administrative services fees when a prescription claim is reviewed and approved, and the prescription is shipped or filled. For prescription drugs dispensed through retail pharmacies, we do not record revenues for drugs dispensed or the network pharmacies’ dispensing fees; nor do we record revenues for copayments our members make to the retail pharmacies.

Net Investment Income. Net investment income consists of interest income, gross realized gains and losses experienced based on the level of cash invested over each period. As we have increased the number of our contracts that are risk-based rather than capitated contracts, our net investment income has become, and will continue to be an important component to results of operations. Under risk-based contracts, cash disbursements to health care providers for services provided to members are made after the related claim has been submitted and adjudicated. Under capitated contracts, health care providers are prepaid on a fixed-fee per-member per-month basis for the agreed-upon schedule of services, without regard to the volume of services provided to a given member.

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

Our risk-based health care services expenses consist mostly of four cost of care components: outpatient care, inpatient care, professional services (primarily physician care) and pharmacy benefit costs. All four components are affected both by unit costs and utilization rates. Unit costs, for example, are the cost of outpatient medical procedures, inpatient hospital stays, physician fees for office visits and prescription drug prices. Utilization rates represent the volume of consumption of health services and vary with the age and health of our members and broader social and lifestyle patterns of the population as a whole.

The cost of health care provided is accrued in the month services are provided to members, based in part on estimates for hospital services and other health care costs that have been incurred but not yet reported. We develop these estimates using actuarial methods based on historical data for payment patterns, cost trends, product mix, seasonality, utilization of health care services and other relevant factors. These estimates are adjusted in future periods as we receive actual claims data, and can either increase or reduce our accrued health care costs. The cost of prescription drugs covered under our commercial and senior plans is expensed when the prescription drugs are dispensed. Our commercial and senior plans also provide incentives, through a variety of programs, for health care providers that participate in those plans to control health care costs while providing quality health care. Expenses related to these programs, which are based in part on estimates, are recorded in the period in which the related services are provided. Historically, we have primarily arranged health care services for our members by contracting with health care providers on a capitated basis, regardless of the services provided to each member. Under our risk-based contracts, we generally bear or partially share the risk of excess health care expenses with health care providers, meaning that if member utilization of health care services exceeds agreed-on amounts, we bear or partially share the excess expenses with the applicable health care provider.

The following table illustrates our shift from capitated contracts to risk-based contracts since 2000. We expect this shift to continue in 2004. The percentages of HMO membership by contract type at December 31, 2002, 2001 and 2000 were as follows:

	Hospital			Physician

	December 31,

	2002	2001	2000	2002	2001	2000

Commercial
Capitated	46%	48%	57%	78%	79%	84%
Risk-based/fee-for-service	54%	52%	43%	22%	21%	16%
Senior
Capitated	57%	57%	65%	77%	77%	87%
Risk-based/fee-for-service	43%	43%	35%	23%	23%	13%
Total
Capitated	48%	51%	59%	78%	79%	85%
Risk-based/fee-for-service	52%	49%	41%	22%	21%	15%

2002 Compared with 2001

Membership. Total HMO and other membership decreased 10% to approximately 3.1 million members at December 31, 2002 from approximately 3.5 million members at December 31, 2001.

	December 31, 2002			December 31, 2001

	Commercial	Senior	Total	Commercial	Senior	Total

HMO Membership Data:
Arizona	141,300	88,400	229,700	144,000	104,600	248,600
California	1,543,000	386,100	1,929,100	1,579,000	487,000	2,066,000
Colorado	178,300	57,600	235,900	202,300	60,300	262,600
Guam	32,200	—	32,200	36,400	—	36,400
Nevada	24,300	27,400	51,700	36,100	30,900	67,000
Oklahoma	101,100	19,800	120,900	91,300	30,200	121,500
Oregon	68,000	25,300	93,300	93,200	26,800	120,000
Texas	101,100	100,400	201,500	180,400	149,600	330,000
Washington	62,700	55,500	118,200	76,900	59,100	136,000

Total HMO membership	2,252,000	760,500	3,012,500	2,439,600	948,500	3,388,100

	December 31, 2002			December 31, 2001

	Commercial	Senior	Total	Commercial	Senior	Total

Other Membership Data:
PPO and indemnity	75,100	—	75,100	38,400	—	38,400
Employer self-funded	34,800	—	34,800	42,400	—	42,400
Medicare supplement	—	15,600	15,600	—	11,000	11,000

Total other membership	109,900	15,600	125,500	80,800	11,000	91,800

Total HMO and other membership	2,361,900	776,100	3,138,000	2,520,400	959,500	3,479,900

	December 31, 2002			As December 31, 2001

	PacifiCare			PacifiCare
	HMO	Unaffiliated	Total	HMO	Unaffiliated	Total

Pharmacy Benefit Management, Behavioral Health and Dental Membership:
Pharmacy benefit management(1)	3,012,500	1,635,100	4,647,600	3,388,100	1,129,000	4,517,100
Behavioral health(2)	2,194,700	1,681,300	3,876,000	2,337,200	1,373,400	3,710,600
Dental(2)	403,800	211,200	615,000	635,300	196,800	832,100

(1)	Pharmacy benefit management PacifiCare HMO membership represents members that are in our commercial or senior HMO. All of these members either have a prescription drug benefit or are able to purchase their prescriptions utilizing our retail network contracts or our mail service.

(2)	Behavioral health and dental PacifiCare HMO membership represents members that are in our commercial HMO that are also enrolled in our behavioral health or dental plan.

Commercial HMO membership decreased approximately 8% at December 31, 2002 compared to the prior year due to decreases of 79,300 members in Texas, 36,000 members in California, 25,200 members in Oregon and 24,000 members in Colorado. These decreases were primarily due to elimination of unprofitable commercial business and the termination of contracts with network providers. As previously announced, our contract with the California Public Employee Retirement System was not renewed for 2003, resulting in the loss of approximately 185,000 commercial HMO members effective January 1, 2003.

Senior HMO membership decreased approximately 20% at December 31, 2002 compared to the prior year due to a decrease of 150,100 members in California and Texas. This decrease primarily resulted from county exits and member disenrollments attributable to reduced benefits and increased premiums effective January 1, 2002. As previously announced, we exited five counties in California and Texas resulting in the loss of approximately 37,000 senior HMO members effective January 1, 2003.

PPO and indemnity membership increased approximately 96% at December 31, 2002 compared to the prior year due to enhanced marketing and new product initiatives primarily in California and Texas.

Pharmacy benefit management unaffiliated membership at December 31, 2002 increased approximately 45% compared to the prior year due to increased marketing efforts. Pharmacy benefit management HMO membership at December 31, 2002 decreased approximately 11% compared to the prior year as a result of county exits and member disenrollments attributable to reduced benefits and increased premiums effective January 1, 2002.

PacifiCare behavioral health HMO membership at December 31, 2002 decreased approximately 6% compared to the prior year due to declines in commercial HMO membership resulting from renewal premium rate increases primarily in Texas. Behavioral health unaffiliated membership at December 31, 2002 increased approximately 22% compared to the prior year due to the addition of one large employer group in the Eastern United States.

PacifiCare dental HMO membership at December 31, 2002 decreased approximately 36% compared to the prior year primarily due to senior membership losses in California, attributable to dental benefit changes effective January 1, 2002. Dental unaffiliated membership at December 31, 2002 increased approximately 7% compared to the prior year due to membership from new PPO product offerings.

Commercial Premiums. Commercial premiums increased 4% or $214 million for the year ended December 31, 2002 compared to the prior year as follows:

Year Ended
December 31, 2002

(Amounts in millions)
Premium yield increases that averaged approximately 15% for the year ended December 31, 2002	$634
Net membership decreases, primarily in California, Colorado and Texas	(420)

Increase over prior year	$214

Senior Premiums. Senior premiums decreased 13% or $880 million for the year ended December 31, 2002 compared to the prior year as follows:

Year Ended
December 31, 2002

(Amounts in millions)
Membership decreases, primarily in California and Texas	$(1,270)
Premium yield increases, including member premiums, that averaged approximately 8% for the year ended December 31, 2002	390

Decrease over prior year	$(880)

Other Income. Other income increased 15% or $26 million for the year ended December 31, 2002 compared to the same period in the prior year. The increase was primarily due to increased mail-service revenues of our pharmacy benefit management subsidiary.

Net Investment Income. Net investment income decreased 42% or $47 million to $64 million for the year ended December 31, 2002, from $111 million for the year ended December 31, 2001.

During 2002, we wrote off our entire $11 million investment in MedUnite, Inc., or MedUnite. In late 2002, MedUnite was acquired by ProxyMed Inc. Additionally, during 2002, we wrote down certain telecommunications investments to market value resulting in a charge of approximately $2 million during the second quarter of 2002. In total, we recorded a charge of $13 million ($8 million, or $0.22 diluted loss per share, net of tax) for other than temporary impairments to the value of these investments which is included in net investment income. In addition to the impairment of these investments, we experienced lower pretax rates of return on our portfolio as a result of lower investable balances and interest rates that have been declining since 2001.

Consolidated Medical Loss Ratio. The consolidated medical loss ratio (health care services as a percentage of premium revenue) decreased for the year ended December 31, 2002 compared to the prior year as follows:

	Year Ended
	December 31,

	2002	2001

Medical loss ratio:
Consolidated	87.1%	89.7%
Commercial	87.5%	88.8%
Senior	86.8%	90.3%

Commercial Medical Loss Ratio. The commercial medical loss ratio includes results from our specialty HMO and indemnity insurance operations. Our commercial medical loss ratio decreased to 87.5% for the year ended December 31, 2002 compared to 88.8% in the prior year. This decrease was driven by significant premium rate increases, partially offset by the membership losses described above, that outpaced an increase in commercial health care costs on an absolute dollar and per-member per-month basis.

Commercial health care costs increased $123 million for the year ended December 31, 2002 compared to the prior year. On a per-member per-month basis, these costs increased 13% to $152.64 per member per month for the year ended December 31, 2002 compared to $135.04 in 2001. The increase was due primarily to a 10% increase in physician costs, a 13% increase in hospital costs, and a 16% increase in pharmacy costs, on a per-member per-month basis.

Senior Medical Loss Ratio. The senior medical loss ratio for 2002 includes results from our indemnity insurance operations for the Medicare Supplement and Senior Supplement products. We have not adjusted the prior-year period to include senior indemnity insurance operations because these results, which were previously included in our commercial medical loss ratio, were not material to senior premiums or senior health care costs in total. Our senior medical loss ratio decreased to 86.8% for the year ended December 31, 2002 compared to 90.3% for the same period in 2001. This decrease was driven by premium rate increases from both CMS and member premiums, benefit reductions, primarily of prescription drugs, effective January 1, 2002 and decreased utilization attributable to our medical management programs, net of membership losses described above, that outpaced an increase in senior health care costs on a per-member per-month basis. Additionally, in 2002 we had one full year of premium rate increases attributable to the Benefits Improvements Act of 2000, or BIPA. Because BIPA became effective March 1, 2001, the same period in 2001 included only ten months of BIPA increases.

On an absolute dollar basis, senior health care costs decreased $1 billion for the year ended December 31, 2002 compared to the prior year due primarily to the significant decline in senior membership. However, on a per-member per-month basis, these costs increased 4% to $520.23 per member per month for the year ended December 31, 2002 as compared to $501.65 for the prior year. The per-member per-month increase was due primarily to a 4% increase in physician costs and a 4% increase in hospital costs, partially offset by a 25% decrease in pharmacy costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $141 million to $1.3 billion for the year ended December 31, 2002, from $1.2 billion in the prior year. Selling, general and administrative expenses increased primarily due to increased spending for information technology, or IT, initiatives, our PacifiCare and Secure Horizons brand building campaign and incentive compensation costs. These costs were partially offset by lower labor costs as a result of our 2001 corporate restructuring.

Selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income) increased compared to the prior year primarily due to declines in operating revenue (excluding net investment income) totaling $641 million for the year ended December 31, 2002.

	Year Ended
	December 31,

	2002	2001

Selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income)	12.1%	10.3%

Impairment, Disposition, Restructuring, OPM and Other Charges. We recognized net pretax charges of approximately $3.7 million ($2.2 million or $0.07 diluted loss per share, net of tax) for the year ended December 31, 2002. See Note 10 of the Notes to Consolidated Financial Statements.

Interest Expense. Interest expense increased 7% or $5 million to $75 million for the year ended December 31, 2002, from $70 million compared to the prior year due to our sale of $500 million in aggregate principal amount of 10 3/4% senior notes in May 2002, which carried a higher annual interest rate than the debt we repaid using the proceeds of that offering. The increase was partially offset by cash redemptions of a portion of our outstanding 7% FHP senior notes and our sale of $135 million in aggregate principal amount of 3% convertible subordinated debentures in the fourth quarter of 2002, which carried a lower annual interest rate than the debt we repaid using a portion of the proceeds of that offering. See Note 5 of the Notes to Consolidated Financial Statements.

Provision for Income Taxes. The effective income tax rate was 37.3% for the year ended December 31, 2002, compared with 67.9% in 2001. The decrease was primarily attributable to our adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, beginning with the first quarter of 2002, goodwill is no longer being amortized. Because a significant portion of our goodwill amortization was nondeductible, this accounting change caused a significant reduction to our effective tax rate.

Reconciliation of Reported Results to Pro Forma Results. In our fourth quarter 2002 earnings announcement, we disclosed pro forma results as described in the following table. See Notes 5, 7 and 10 of the Notes to Consolidated Financial Statements.

	Three Months
	Ended		Year Ended
	December 31,		December 31,

	2002	2001	2002	2001

	(Amounts in millions)
Net income (loss):
As reported	$37	$(26)	$(758)	$19
Cumulative effect of a change in accounting principle, net of tax	—	—	897	—
Impairment, disposition, restructuring, Office of Personnel Management and other (credits) charges, net of tax	(1)	38	2	39
Gain on early retirement of debt, net of tax	—		—	(1)

Pro forma net income	$36	$12	$141	$57

Goodwill amortization adjustment(1)	—	14	—	58

Pro forma net income, as adjusted(1)	$36	$26	$141	$115

Diluted earnings (loss) per share:
As reported	$1.00	$(0.77)	$(21.51)	$0.55
Cumulative effect of a change in accounting principle, net of tax	—	—	25.46	—
Impairment, disposition, restructuring, Office of Personnel Management and other (credits) charges, net of tax	(0.03)	1.11	0.07	1.13
Impact of difference between basic and diluted weighted average shares outstanding(2)	—	—	(0.10)	—
Gain on early retirement of debt, net of tax	—		—	(0.02)

Pro forma diluted earnings per share	$0.97	$0.34	$3.92	$1.66

Goodwill amortization adjustment(1)	—	0.42	—	1.69

Pro forma diluted earnings per share, as adjusted(1)	$0.97	$0.76	$3.92	$3.35

Operating income (loss):
As reported	$79	$(19)	$297	$127
Impairment, disposition, restructuring, Office of Personnel Management and other (credits) charges, net of tax	(2)	59	4	61

Pro forma operating income	$77	$40	$301	$188

Goodwill amortization adjustment(1)	—	15	—	59

Pro forma operating income, as adjusted(1)	$77	$55	$301	$247

	Three Months
	Ended		Year Ended
	December 31,		December 31,

	2002	2001	2002	2001

	(Amounts in millions)
Operating income as a percentage of operating revenue:(3)
As reported	2.1%	(1.5)%	2.1%	0.1%
Pro forma operating income as a percentage of operating revenue(3)	2.0%	0.6%	2.1%	0.7%
Pro forma operating income as a percentage of operating revenue, as adjusted(1)(3)	2.0%	1.1%	2.1%	1.2%

(1)	As adjusted for the elimination of goodwill amortization under SFAS No. 142, as if adopted on January 1, 2001.

(2)	Generally accepted accounting principles (GAAP) require the use of basic weighted average shares outstanding when reporting a net loss. The diluted weighted average shares outstanding were 36,137,000 for the year ended December 31, 2002.

(3)	Excluding net investment income.

2001 Compared With 2000

Membership. Total HMO membership decreased 16% to approximately 3.4 million members at December 31, 2001 from approximately 4.0 million members at December 31, 2000.

	December 31, 2001			December 31, 2000

	Commercial	Senior	Total	Commercial	Senior	Total

HMO Membership Data:
Arizona	144,000	104,600	248,600	124,700	103,100	227,800
California	1,579,000	487,000	2,066,000	1,812,000	564,800	2,376,800
Colorado	202,300	60,300	262,600	285,800	74,000	359,800
Guam	36,400	—	36,400	50,500	—	50,500
Nevada	36,100	30,900	67,000	34,300	32,200	66,500
Ohio	—	—	—	35,000	3,500	38,500
Oklahoma	91,300	30,200	121,500	88,300	31,400	119,700
Oregon	93,200	26,800	120,000	103,700	31,600	135,300
Texas	180,400	149,600	330,000	319,100	151,400	470,500
Washington	76,900	59,100	136,000	99,900	64,700	164,600

Total HMO membership	2,439,600	948,500	3,388,100	2,953,300	1,056,700	4,010,000

Other Commercial Membership Data:
PPO and indemnity	38,400	—	38,400	42,900	—	42,900
Employer self-funded	42,400	—	42,400	65,000	—	65,000
Medicare supplement	—	11,000	11,000	—	500	500

Total other commercial membership	80,800	11,000	91,800	107,900	500	108,400

Total HMO and other commercial membership	2,520,400	959,500	3,479,900	3,061,200	1,057,200	4,118,400

	December 31, 2001			December 31, 2000

	PacifiCare			PacifiCare
	HMO	Unaffiliated	Total	HMO	Unaffiliated	Total

Pharmacy Benefit Management, Behavioral Health and Dental Membership:
Pharmacy benefit management(1)	3,388,100	1,129,000	4,517,100	4,010,000	630,400	4,640,400
Behavioral health(2)	2,337,200	1,373,400	3,710,600	2,611,300	1,213,500	3,824,800
Dental(2)	635,300	196,800	832,100	899,300	286,400	1,185,700

(1)	Pharmacy benefit management PacifiCare HMO membership represents members that are in our commercial or senior HMO. All of these members either have a prescription drug benefit or are able to purchase their prescriptions utilizing our retail network contracts or our mail service.

(2)	Behavioral health and dental PacifiCare HMO membership represents members that are in our commercial HMO that are also enrolled in our behavioral health or dental plan.

Commercial HMO membership decreased approximately 17% at December 31, 2001 compared to the prior year primarily due to a:

•	Decrease of 233,000 members in California and 138,700 members in Texas primarily due to premium rate increases that averaged 8% in California and 13% in Texas in 2001 and provider network disruptions;

•	Decrease of 83,500 members in Colorado, primarily due to premium rate increases that averaged 14% in 2001 and 2001 county exits; and

•	Decrease of 35,000 members as a result of our exit of all HMO operations in Ohio.

Senior HMO membership decreased approximately 10% at December 31, 2001 compared to the prior year primarily due to a:

•	Decrease of 101,900 members primarily as a result of 2000 and 2001 county exits, capacity waivers and voluntary closure notices in California, Colorado, Oregon and Washington;

•	Decrease of 3,500 members as a result of our exit of all HMO operations in Ohio; and

•	Decrease of 1,800 members in Texas due to member disenrollments in anticipation of reduced benefits that were effective January 1, 2002; partially offset by an

•	Increase of 1,500 members in Arizona primarily due to competitor exits in areas where Secure Horizons remained.

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

PacifiCare behavioral health HMO membership at December 31, 2001 decreased approximately 10% compared to the prior year primarily due to membership losses in Arizona, Colorado and Texas. Behavioral health unaffiliated membership at December 31, 2001 increased approximately 13% compared to the prior year primarily due to additional membership in Oregon.

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

Commercial Premiums. Commercial premiums include results from our specialty HMO and indemnity insurance operations. Commercial premiums decreased 2% or $116 million for the year ended December 31, 2001 compared to the prior year as follows:

Year Ended
December 31, 2001

(Amounts in millions)
Net membership losses (excluding Ohio), primarily in California, Colorado and Texas	$(538)
Premium yield increases that averaged approximately 11% for the year ended December 31, 2001	479
Membership losses resulting from the disposition of our Ohio HMO	(77)
Inclusion of premiums from the Harris Methodist Texas Health Plan, Inc. and Harris Methodist Health Insurance Company, Inc. (together, “Harris”) acquisition	20

Decrease over prior year	$(116)

Senior Premiums. Senior premiums increased 5% or $348 million for the year ended December 31, 2001 compared to the prior year as follows:

Year Ended
December 31, 2001

(Amounts in millions)
Premium yield increases that averaged approximately 8% for the year ended December 31, 2001	$520
Net membership losses (excluding Ohio), primarily in California	(162)
Membership losses resulting from the disposition of our Ohio HMO	(30)
The inclusion of premiums from the Harris acquisition	20

Increase over prior year	$348

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

Consolidated Medical Loss Ratio. The consolidated medical loss ratio (health care services as a percentage of premium revenue) changed for the year ended December 31, 2001 compared to the prior year as follows:

	Year Ended
	December 31,

	2001	2000

Medical loss ratio:
Consolidated	89.7%	87.5%
Commercial	88.8%	85.1%
Senior	90.3%	89.4%

Commercial Medical Loss Ratio. The commercial medical loss ratio includes results from our specialty HMO and indemnity insurance operations. Our commercial medical loss ratio increased to 88.8% for the year ended December 31, 2001, compared to 85.1% for the year ended December 31, 2000. This increase was driven by an increase in commercial health care costs that outpaced premium rate increases. Commercial health care costs increased $80 million for the year ended December 31, 2001 compared to the prior year. On a per-member per-month basis, these costs increased 15% to $135.04 per member per month for the year ended December 31, 2001 compared to $117.65 in 2000. This increase was due to a 10% increase in physician costs, a 21% increase in hospital costs, and a 10% increase in pharmacy costs. The increases in physician and hospital costs were due in part to our Texas HMO, which experienced increased health care costs because we paid hospitals and doctors for expenses that were otherwise the obligations of our contracted providers. See Note 11 of the Notes to Consolidated Financial Statements.

In the fourth quarter of 2001, our commercial health care costs were partially offset by the impact of favorable claims experience for our new indemnity products, including PPO, Medicare Supplement, and in our behavioral health business.

Senior Medical Loss Ratio. Our senior medical loss ratio increased to 90.3% for the year ended December 31, 2001, compared to 89.4% for the year ended December 31, 2000. This increase was driven by an increase in senior health care costs that outpaced premium rate increases, including BIPA (effective March 1, 2001) and supplemental premiums. Senior health care costs increased $374 million for the year ended December 31, 2001 compared to the prior year. On a per-member per-month basis, these costs increased 9% to $501.65 per member per month for the year ended December 31, 2001 compared to $466.18 in 2000. This increase was due to a 20% increase in hospital costs, offset by a 1% decrease in physician costs, and a 2% decrease in pharmacy costs. At our Texas HMO more members accessed more services, at a higher cost, from providers with whom we have shared-risk, rather than capitation contracts. Additionally, our Texas HMO experienced increased health care costs because we paid hospitals and doctors for expenses that were otherwise the obligations of our contracted providers and for which we previously paid capitation. See Note 11 of the Notes to Consolidated Financial Statements. Substantial premium rate increases at our Colorado HMO and Washington HMO partially offset increased health care costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $1.2 billion for the year ended December 31, 2001 were comparable to the prior year. For the year ended December 31, 2001, selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income) decreased compared to the same period in the prior year primarily due to higher operating revenue in 2001.

	Year Ended
	December 31,

	2001	2000

Selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income)	10.3%	10.5%

Impairment, Disposition, Restructuring, OPM and Other Charges (Credits). We recognized net pretax charges of $61 million ($39 million or $1.13 diluted loss per share, net of tax) for the year ended December 31, 2001. See Note 10 of the Notes to Consolidated Financial Statements.

Operating Income. Operating income decreased 65% to $127 million for the year ended December 31, 2001, compared to the prior year. Factors contributing to the change are discussed above.

	Year Ended
	December 31,

	2001	2000

Operating income as a percent of operating revenue	1.1%	3.2%

Interest Expense. Interest expense decreased approximately 12% to $70 million for the year ended December 31, 2001 compared to the prior year due to:

•	Lower outstanding debt balances due to payments made on our senior credit facility during 2000 and 2001; and

•	Lower overall interest rates paid on our senior credit facility, as a result of Federal Reserve rate reductions in 2001.

Provision for Income Taxes. The effective income tax rate was 67.9% for the year ended December 31, 2001, compared with 44.1% in 2000. Because of lower 2001 earnings, the non-deductible goodwill amortization expense is a higher percentage of pretax income, increasing our 2001 effective tax rate.

Reconciliation of Reported Results to Pro Forma Results. In our fourth quarter 2001 earnings announcement, we disclosed pro forma results as described in the following table. See Note 10 of the Notes to Consolidated Financial Statements.

	Three Months
	Ended		Year Ended
	December 31,		December 31,

	2001	2000	2001	2000

	(Amounts in millions, except per-share data)
Net (loss) income:
As reported	$(26)	$12	$19	$161
Impairment, disposition, restructuring, Office of Personnel Management and other charges (credits), net of tax	38	6	39	5

Pro forma net income	$12	$18	$58	$166

Diluted (loss) earnings per share:
As reported	$(0.77)	$0.35	$0.55	$4.58
Impairment, disposition, restructuring, Office of Personnel Management and other charges (credits), net of tax	1.11	0.17	1.13	0.15

Pro forma diluted earnings per share	$0.34	$0.52	$1.68	$4.73

Liquidity and Capital Resources

Operating Cash Flows. Our consolidated cash, equivalents and marketable securities increased $0.1 billion or 5% to $2.1 billion at December 31, 2002, from $2.0 billion at December 31, 2001.

Cash flows provided by operations, excluding the impact of unearned premium revenue, were $315 million for the year ended December 31, 2002 compared to cash flows used in operations, excluding the impact of unearned premium revenue, of $86 million for the year ended December 31, 2001. The increase was primarily related to changes in assets and liabilities as discussed below in “Other Balance Sheet Explanations.”

Investing Activities. For the year ended December 31, 2002, investing activities used $278 million of cash, compared to $261 million used during the year ended December 31, 2001. The increase was primarily related to increased purchases of marketable securities.

Financing Activities. For the year ended December 31, 2002, financing activities provided $10 million of cash, compared to $52 million used during the year ended December 31, 2001. During the year ended December 31, 2002, the significant changes were as follows:

•	We received gross proceeds totaling $497 million from the 10 3/4% senior notes offering and $135 million from the 3% convertible subordinated debentures offering, and received no proceeds from debt offerings during 2001;

•	We repaid $554 million under our senior credit facility, including $499 million under the term loan facility and $55 million under the revolving credit facility. In 2001, we repaid $30 million under our senior credit facility;

•	We repurchased and permanently retired $42 million of FHP International Corporation, or FHP, senior notes with funds from a restricted cash collateral account maintained under our senior credit facility. In 2001, we did not repurchase FHP senior notes;

•	We paid $38 million in loan fees, including $20 million in connection with the 10 3/4% senior notes offering, $13 million in connection with the amendment to the senior credit facility, and $5 million in connection with the 3% convertible subordinated debentures offering. In 2001, we paid $13 million in loan fees;

•	We received $9 million in proceeds from a draw down on our equity commitment arrangement, with no comparable activity during 2001;

•	We reissued $5 million of treasury stock in connection with employee benefit plans compared with insignificant activity in 2001;

•	We repaid $2 million on our database financing agreement with no comparable activity in 2001; and

•	During 2001, we paid $9 million to three minority stockholders for all outstanding stock of our consolidated minority subsidiary, with no comparable activity during 2002.

In the fourth quarter of 2002, we sold $135 million in aggregate principal amount of 3% convertible subordinated debentures due in 2032 through a private placement. We used a portion of the net proceeds from the debentures to repay $53 million in indebtedness under our term loan facility. The debentures are convertible into common stock under certain conditions, including satisfaction of a market price condition for our common stock, satisfaction of a trading price condition relating to the debentures, upon notice of redemption, or upon specified corporate transactions. Each $1,000 of the debentures is convertible into 23.8095 shares of our common stock. Beginning in October 2007, we may redeem for cash all or any portion of the debentures, at a purchase price of 100% of the principal amount plus accrued interest, upon not less than 30 nor more than 60 days’ written notice to the holders. Beginning in October 2007, and in successive 5-year increments, our holders may require us to repurchase the debentures for cash at a repurchase price of 100% of the principal amount plus accrued interest. Our payment obligations under the debentures are subordinated to our senior indebtedness, and effectively subordinated to all indebtedness and other liabilities of our subsidiaries. In connection with the debentures offering, we incurred approximately $5 million in fees that will be amortized over the term of the debentures.

In the second quarter of 2002, we sold $500 million in aggregate principal amount of 10 3/4% senior notes due in 2009 in a private placement. The 10 3/4% senior notes were issued at 99.389%, for a discount of $3 million that is being amortized over the term of the notes. We used a portion of the net proceeds from the 10 3/4% senior notes to repay $369 million in indebtedness under our senior credit facility, including $315 million under our term loan facility and $54 million under our revolving credit facility. Additionally, we used $85 million of the net proceeds to fund a restricted cash collateral account that has been and will be used, subject to our being in compliance with the senior credit facility, to repurchase or repay the FHP senior notes prior to, or on, their stated maturity date. As of December 31, 2002, we had used $42 million of the restricted cash collateral account to purchase and permanently retire FHP senior notes. We also used $22 million of the net proceeds as a deposit against outstanding letters of credit under our senior credit facility. We subsequently replaced all but approximately $1 million of these letters of credit, and the corresponding deposits were released to us. As of December 31, 2002, our letter of credit commitments totaled $19 million, and were backed by funds deposited in restricted cash accounts maintained by us. In connection with the 10 3/4% senior notes offering, we incurred approximately $20 million in fees that will be amortized over the term of the notes.

Certain of our domestic, unregulated subsidiaries fully and unconditionally guarantee the 10 3/4% senior notes. Certain of our other domestic, unregulated subsidiaries are currently restricted from guaranteeing the 10 3/4% senior notes by the terms of the FHP senior notes, but will fully and unconditionally guarantee the 10 3/4% senior notes once we permanently repay the FHP senior notes. See Note 13 of the Notes to Consolidated Financial Statements.

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

		Revolving
	Term Loan	Credit
	Facility	Facility	Total

	(Amounts in millions)
Balance at December 31, 2001	$650	$55	$705
Proceeds applied from funding of 10 3/4% senior notes	(315)	(54)	(369)
Scheduled payments	(60)	—	(60)
Proceeds applied from funding of convertible subordinated debentures	(53)	—	(53)
Proceeds applied from sales of property	(35)	—	(35)
Payments under amendment to senior credit facility	(32)	—	(32)
Proceeds applied from equity commitment arrangement	(4)	(1)	(5)

Balance at December 31, 2002	$151	$—	$151

The senior credit facility amortizes at a rate of $25 million per quarter. Each quarterly amortization payment includes a $20 million cash payment on the term loan facility and a $5 million reduction in borrowing capacity under the revolving credit facility. As of December 31, 2002, the total size of the committed revolving credit facility was $36 million, of which at least $35 million was available for borrowing.

The interest rates per annum applicable to amounts outstanding under the term loan facility and revolving credit facility were increased in connection with the amendment of our senior credit facility and are, at our option, either the administrative agent’s publicly announced “prime rate” (or, if greater, the Federal Funds Rate plus 0.5%) plus a margin of 4% per annum, or the rate of Eurodollar borrowings for the applicable interest period plus a margin of 5% per annum. Based on our outstanding balance under the credit facility as of December 31, 2002, our average overall interest rate, excluding the facility fee, was 6.4% per annum.

The terms of the senior credit facility contain various covenants usual for financings of this type, including a minimum net worth requirement, a minimum fixed-charge coverage requirement and a maximum debt to earnings before interest, taxes, depreciation and amortization, or EBITDA, requirement. At December 31, 2002, we were in compliance with all of these covenants. Our domestic, unregulated subsidiaries provide guarantees and have granted security interests to the lenders in substantially all of their personal property to secure our obligations under the senior credit facility. We have also pledged the equity of certain of our subsidiaries to the lenders under the senior credit facility.

We had $43 million in senior notes outstanding as of December 31, 2002 that we assumed when we acquired FHP in 1997. These notes mature on September 15, 2003, and bear interest at 7% payable semiannually. As described above, $85 million of the net proceeds from the 10 3/4% senior notes offering was used to fund a restricted cash collateral account that has been and will be used, subject to our being in compliance with the senior credit facility, to repurchase or repay the FHP senior notes prior to or on their stated maturity date. As of December 31, 2002, we had used $42 million of the restricted cash collateral account to purchase and permanently retire FHP senior notes. Additionally, in May 2002, we retired $3 million of the FHP senior notes by exchanging approximately 0.1 million shares of our common stock for those FHP senior notes. We reissued treasury stock to provide the common stock used in the exchange. The FHP notes share in the collateral securing our obligations under our senior credit facility.

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

We may continue to seek to refinance our senior bank credit facility, which will mature in January 2005, using equity or debt financing alternatives. Our debt is rated below investment grade by the major credit rating agencies as follows:

		Senior	10 3/4%	Convertible
		Credit	Senior	Subordinated
Agency	Outlook	Facility	Notes	Debentures

Moody’s	Positive	B1	B2	B3
Standard & Poor’s	Stable	BB-	B+	B
Fitch IBCA	Stable	BB	BB	BB-

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

We expect to fund our working capital requirements and capital expenditures during the next twelve months from our cash flow from operations. We have taken a number of steps to increase our internally generated cash flow, including increasing premiums, increasing our marketing of specialty product lines, introducing new products to generate new revenue sources and reducing our expenses by, among other things, exiting from unprofitable markets and cost savings initiatives. If our cash flow is less than we expect due to one or more of the risk factors described in “Forward-Looking Statements,” or our cash flow requirements increase for reasons we do not currently foresee, then we may need to draw down remaining available funds on our revolving credit facility which matures in January 2005, or our equity commitment arrangement which expires in June 2003. A failure to comply with any covenant in the senior credit facility could make funds under our revolving credit facility unavailable. We also may be required to take additional actions to reduce our cash flow requirements, including the deferral of planned investments aimed at reducing our selling, general and administrative expenses. The deferral or cancellation of any investments could have a material adverse impact on our ability to meet our short-term business objectives. Our contractual cash obligations, including long-term debt and other commitments, as of December 31, 2002 were as follows:

	Payments Due by Period

	Total	2003	2004	2005	2006	2007	Thereafter

	(Amounts in millions)
Long-term debt:
10 3/4% senior notes, net of discount	$497	$—	$—	$—	$—	$—	$497
Senior credit facility	151	61	81	9	—	—	—
Convertible subordinated debentures	135	—	—	—	—	—	135
FHP senior notes(1)	43	43	—	—	—	—	—
Database financing agreement	11	3	5	3	—	—	—
Other	2	—	—	—	—	—	2

Total long-term debt commitments	839	107	86	12	—	—	634

Other commitments:
Information technology outsourcing contracts	1,275	174	168	158	139	132	504
Operating leases	176	41	34	28	25	21	27

Total other commitments	1,451	215	202	186	164	153	531

Total contractual cash obligations	$2,290	$322	$288	$198	$164	$153	$1,165

(1)	As of December 31, 2002, we had $43 million available in a restricted cash collateral account that will be used to repurchase or repay the FHP senior notes.

Other Balance Sheet Change Explanations

Receivables, Net. Receivables, net as of December 31, 2002, decreased $86 million from December 31, 2001 as follows:

•	$39 million decrease in provider receivables, primarily from collections of amounts owed by various providers in California and Texas;

•	$21 million decrease in premiums receivable primarily related to a reduction in membership and an increase in collection efforts, partially offset by premium rate increases;

•	$11 million decrease in trade receivables, primarily due to the impact of lower 2002 rebates earned due to changes in senior prescription drug benefits, partially offset by increased billings for new unaffiliated pharmacy benefit management customers; and

•	$15 million decrease in other receivables.

Goodwill and Intangible Assets, Net. Goodwill and intangible assets as of December 31, 2002 decreased 44% from December 31, 2001 due primarily to a $929 million goodwill impairment charge (before the deferred tax impact) and $24 million of intangible amortization expense. As more fully described in Note 7 of the Notes to Consolidated Financial Statements, we recorded impairment charges as the cumulative effect of a change in accounting principle in connection with our adoption of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

Medical Claims and Benefits Payable. The majority of our medical claims and benefits payable represent liabilities related to our risk-based contracts. Under risk-based contracts, claims are payable once incurred and cash disbursements are made to health care providers for services provided to members after the related claim has been submitted and adjudicated. Under capitated contracts, health care providers are prepaid on a fixed-fee per-member per-month basis, regardless of the services provided to members. The liabilities that arise for capitated contracts relate to timing issues primarily due to membership changes that may occur. As of December 31, 2002, approximately 78% of medical claims and benefits payable was attributable to risk-based contracts.

Medical claims and benefits payable as of December 31, 2002 decreased $51 million from December 31, 2001, primarily because senior shared-risk membership has decreased 6% since December 31, 2001. This senior membership decrease more than offset increased senior health care costs trends.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities decreased $26 million from December 31, 2001, primarily due to the decrease in the OPM reserve, offset in part by increased selling, general and administrative expenses, as described in “Results of Operations — Selling, General and Administrative Expenses.”

Stockholders’ Equity. The decreases in treasury stock and additional paid-in capital from December 31, 2001 were primarily due to the reissuance of approximately 1,071,000 shares of treasury stock, of which approximately 421,000 shares were reissued under the equity commitment arrangement, approximately 101,000 shares were reissued in connection with the retirement of FHP senior notes and approximately 549,000 shares were reissued in connection with our employee benefit plans during the year ended December 31, 2002.

Critical Accounting Policies and Estimates

When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. The accounting estimates that we believe involve the most complex judgments, and are the most critical to the accurate reporting of our financial condition and results of operations include the following:

Incurred But Not Reported or Paid Claims Reserves. We estimate the amount of our reserves for incurred but not reported, or IBNR, claims submitted under our risk-based provider contracts, primarily using standard actuarial methodologies based on historical data. These standard actuarial methodologies include, among other factors, the average interval between the date services are rendered and the date claims are received and/or paid, denied claims activity, disputed claims activity, expected health care cost inflation, utilization, seasonality patterns and changes in membership. The estimates for submitted claims and IBNR claims liabilities are made on an accrual basis and adjusted, based on actual claims data, in future periods as required. For new products, such as our PPO products, estimates are initially based on health care cost data provided by third parties. This data includes assumptions for member age, gender and geography. The models that we use to prepare estimates for each product are adjusted as we accumulate actual claims data. Such estimates could materially understate or overstate our actual liability for medical claims and benefits payable. These estimates are reviewed by outside parties and state regulatory authorities on a periodic basis. The estimates for submitted claims and IBNR claims liabilities are made on an accrual basis and adjusted in future periods as required. Adjustments to prior period estimates, if any, are included in the current period.

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

For further discussion of risk factors associated with these accounting estimates, read “Forward Looking Statements.”

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, and are subject to the safe harbor created by the Securities Litigation Reform Act of 1995. These forward-looking statements relate to future events or our future financial and/or operating performance and can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” or “opportunity,” the negative of these words or words of similar import. Similarly, statements that describe our reserves and our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and so are subject to risks and uncertainties, including the risks and uncertainties set forth below, that could cause actual results to differ materially from those anticipated as of the date of this report. In addition, past financial and/or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends. In evaluating these statements, you should specifically consider the risks described below and in other parts of this report. Except as required by law, we undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Risks Relating to Us and Our Industry

We cannot predict whether we will be able to replace some or all of the revenue we may lose in the future from our Medicare+Choice products, with new sources of revenue. Without a replacement for any lost revenue from our Medicare+Choice products, our results of operations could be adversely affected.

We have reduced our participation in the Medicare+Choice program, which has accounted for more than 50% of our total revenue in each year since 1998, because of shortfalls in Medicare+Choice premiums compared to our rising health care services expenses and increased Medicare administration costs. These shortfalls contributed to our decision to cease offering or close enrollment in our Medicare+Choice products in various counties in 2000 through 2003, including our plan to withdraw our Medicare+Choice products in five counties in California and Texas in 2003 affecting 37,000 members or approximately 5% of our senior HMO membership. These shortfalls also contributed to changes in our benefits, copayments and deductibles.

We also expect to experience voluntary attrition, which may be significant, in our Medicare+Choice membership as we continue to scale back benefits and increase monthly premiums under our Medicare+Choice products to achieve more profitable levels. Our market exits, together with the voluntary attrition that we attribute to reduced benefits and increased premiums resulted in a reduction of approximately 225,000 members in the year ended December 31, 2002. We currently expect Medicare+Choice membership to decline 11% during 2003, due primarily to benefit design changes and our exit from five counties affecting 37,000 members. To the extent that we continue to reduce our participation in the Medicare+Choice program, our revenue will decline unless lost revenue from our Medicare+Choice products is replaced with revenue from other sources, such as our Medicare supplement product offerings or other lines of business. We cannot predict whether or when we will be able to replace some or all of our lost revenue from our Medicare+Choice products with new sources of revenue. Without a replacement for any lost revenue from our Medicare+Choice products, our results of operations could be adversely affected, for example by increasing our administrative costs as a percentage of our revenue.

Our premiums for our commercial products and Medicare+Choice products are generally fixed in advance of the periods covered and our profitability may suffer to the extent that those premiums do not adequately allow for increases in the costs of health care services over those periods.

Of our commercial business, more than 50% of our membership renews on January 1 of each year, with premiums that are generally fixed for periods up to one year. In addition, each of our subsidiaries that offers Medicare+Choice products must submit adjusted community rate proposals, generally by county or service area, to the CMS by September 9 for each Medicare+Choice product that will be offered in a subsequent year. As a result, increases in the costs of health care services in excess of the estimated future health care costs reflected in the premiums or the adjusted community rate proposals generally cannot be recovered in the applicable contract year through higher premiums or benefit designs. Many factors, including health care costs that rise faster than premium increases, increases in utilization and regulatory changes, could cause actual health care costs to exceed what was estimated and reflected in premiums. To the extent that such excesses occur, our results of operations will be adversely affected.

Our future profitability will depend in part on accurately pricing our products, predicting health care costs, the provider reimbursement methodology and on our ability to control future health care costs.

We use our underwriting systems to establish and assess premium rates based on accumulated actuarial data, with adjustments for factors such as claims experience and hospital and physician contract changes. We may be less able to accurately price our new products than our other products because of our relative lack of experience and accumulated data for our new products. Our future profitability will depend in part on our ability to predict health care costs and control future health care costs through underwriting criteria, medical and disease management programs, product design and negotiation of favorable provider and hospital contracts, and we may be less able to do so for our new products than for our other products. These factors are of greater significance, to the extent that we have entered into and may continue to increasingly enter into fee-for-service contracts with hospitals and physicians due to the continuing industry trend away from capitation contracts. In addition, changes in demographic characteristics, the regulatory environment, health care practices, inflation, new technologies, continued consolidation of physician, hospital and other provider groups, contractual disputes with providers and numerous other factors may adversely affect our ability to predict and control health care costs as well as our financial condition, results of operations or cash flows.

Our financial and operating performance could be adversely affected by a reduction in revenue caused by membership losses, a failure to achieve expected membership levels in new products or products targeted for growth, or lower-than-expected premiums.

Our revenues have declined during 2002 compared to 2001 due to commercial and senior membership losses, primarily as a result of our exits of unprofitable markets and products, termination of contracts with network providers and increased premiums and benefit reductions. A loss of profitable membership, an inability to increase commercial membership in targeted markets, including unaffiliated membership in our PBM and other specialty businesses, including our PPO and Medicare Supplement products, an inability to gain market acceptance and expected membership in new product lines, including our PPO and Medicare Supplement products, or an inability to achieve expected premium increases could result in lower revenues than expected and negatively affect our financial position, results of operations or cash flows. Factors that could contribute to the loss of membership, failure to gain new members in targeted markets or new product lines, or lower premium revenue include:

•	the effect of premium increases, benefit changes and member-paid supplemental premiums and copayments on the retention of existing members and the enrollment of new members;

•	the inability of our marketing and sales plans to attract new customers or retain existing customers for existing products and new products;

•	the member’s assessment of our benefits, quality of service, our ease of use and our network stability for members in comparison to competing health plans;

•	our exit from selected service areas, including Medicare+Choice markets or commercial markets;

•	our limits on enrollment of new Medicare+Choice and commercial members in selected markets, through a combination of capacity waivers and voluntary closure notices;

•	reductions in work force by existing customers and/or reductions in benefits purchased by existing customers;

•	negative publicity and news coverage about us or litigation or threats of litigation against us;

•	the loss of key sales and marketing employees; and

•	the inability of our providers to accept additional members.

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

In 2001, the Texas legislature adopted changes to legislation that affect contracts that our Texas subsidiary enters into or renews with its delegated network providers after January 1, 2002. State regulators may take the position that this legislation provides that HMOs are liable for paying individual provider claims that are otherwise the financial responsibility of the capitated physician group if the HMO does not comply with the oversight requirements of the legislation. As of December 31, 2002, our Texas subsidiary had contracts with two capitated network providers that pay their own claims, covering approximately 33,000 or 17% of our Texas membership. We cannot predict whether the financial condition of our Texas providers will continue to deteriorate. To the extent that we do not accurately estimate the timing, amount or outcome of claims asserted against us based on providers with whom we have capitated contracts and who become insolvent, our results of operations or cash flows for a future period could be materially and adversely affected.

A disruption in our health care provider network could have an adverse effect on our ability to market our products and our profitability.

In any particular market, health care providers could refuse to contract, demand higher payments, or take other actions that could result in higher health care costs or difficulty meeting regulatory or accreditation requirements. In some markets, some health care providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions, or may be the only health care provider available in that market. If health care providers refuse to contract with us, use their market position to negotiate favorable contracts, or place us at a competitive disadvantage, then our ability to market products or to be profitable in those markets could be adversely affected. Our provider networks could also be disrupted by the financial insolvency of large provider groups such as those that occurred in Texas in 2001. A reduction in our membership resulting from disruptions in our health care provider networks would reduce our revenue and increase the proportion of our premium revenue needed to cover our health care costs.

Our results of operations could be adversely affected by understatements in our actual liabilities caused by understatements in our actuarial estimates of incurred but not reported claims.

We estimate the amount of our reserves for incurred but not reported (IBNR) claims primarily using standard actuarial methodologies based upon historical data. These standard actuarial methodologies include, among other factors, the average interval between the date services are rendered and the date claims are received and/or paid, denied claims activity, disputed claims activity, expected health care cost inflation, utilization, seasonality patterns and changes in membership. The estimates for submitted claims and IBNR claims liabilities are made on an accrual basis and adjusted in future periods as required. These estimates could materially understate or overstate our actual liability for claims and benefits payable. Any increases to these prior estimates could adversely affect our results of operations in future periods.

If our claims processing system is unable to handle an increasing claims volume and unable to meet regulatory claims payment requirements, we may become subject to regulatory actions. If our claims processing system is unable to process claims accurately, our ability to accurately estimate claims liabilities and establish related reserves could be adversely affected.

We have regulatory risk for the timely processing and payment of claims. If we, or any entities with whom we subcontract to process or pay claims, are unable to handle continued increased claims volume, or if we are unable to pay claims timely we may be subject to regulatory censure and penalties, which could have a material adverse effect on our operations and results of operations. In addition, if our claims processing system is unable to process claims accurately, the data we use for our IBNR estimates could be incomplete and our ability to estimate claims liabilities and establish adequate reserves could be adversely affected.

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

Our selling, general and administrative expenses have been rising due to our continued investment in strategic initiatives and could increase more than we anticipate as a result of a number of factors, which could adversely impact our profitability. These factors include:

•	our need for additional investments in PBM expansion, branding and advertising campaigns, medical management, underwriting and actuarial resources and technology;

•	our need for additional investments in information technology projects, including consolidation of our existing systems that manage membership, eligibility, capitation, claims processing and payment information and other important information;

•	our need for increased claims administration, personnel and systems;

•	our greater emphasis on small group and individual health insurance products, which may result in an increase in the broker commissions we pay;

•	the necessity to comply with regulatory requirements, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA;

•	the success or lack of success of our marketing and sales plans to attract new customers, and create customer acceptance for new products;

•	our ability to estimate costs for our self-insured retention for medical malpractice claims;

•	our inability to achieve efficiency goals and resulting cost savings from announced restructuring or other initiatives; and

•	our ability to estimate legal expenses and settlements associated with litigation that has been or could be brought against us.

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

We may not accurately estimate the amounts we will need to spend to comply with HIPAA, which may adversely affect our expenses and/or our ability to execute portions of our business strategy.

HIPAA includes administrative simplification provisions directed at standardizing transactions and codes and seeking protections for confidentiality and security of patient data. We expect to modify all of our information systems and business processes to comply with HIPAA regulations regarding standardizing transactions and codes. We also expect to incur expense developing systems and refining processes and contracts to comply with HIPAA security and privacy requirements. We currently estimate that our HIPAA compliance costs will approximate $19 million in 2003 as well as another $1 million in capital expenditures. We continue to evaluate the future work and costs that will be required to meet HIPAA requirements and mandated compliance timeframes. To the extent that our estimated HIPAA compliance costs are less than our actual HIPAA compliance costs, amounts we had budgeted for other purposes will need to be used for HIPAA compliance which may adversely affect our ability to execute portions of our business strategy or may increase our selling, general and administrative expenses.

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

Health care providers and members are currently attacking practices of the HMO industry through a number of lawsuits brought against us and other HMOs. The class action lawsuits brought by health care providers allege that HMOs’ claims processing systems automatically and impermissibly alter codes included on providers’ reimbursement/claims forms to reduce the amount of reimbursement, and that HMOs impose unfair contracting terms on health care providers, impermissibly delay making capitated payments under their capitated contracts, and negotiate capitation payments that are inadequate to cover the costs of health care services provided. The Jose Cruz lawsuit filed in November 1999 alleged that we engaged in a number of purportedly undisclosed practices designed to limit the amount and cost of health care services provided to members, such as:

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

In addition, as part of our lawsuit with the State of Texas, the Texas Attorney General, or AG, alleges that we violated Texas laws relating to prompt payment in connection with the administration of our capitated contracts with three insolvent physician groups. On March 21, 2003, we entered into a binding memorandum of understanding, or MOU, with the State of Texas, the AG and the Texas Department of Insurance, or TDI, setting forth the principal terms of a settlement of all of the pending litigation between the parties and related civil investigations by the TDI. We cannot provide assurances that we will be able to meet the conditions required to cause the settlement to become effective.

These lawsuits, including those filed to date against us, may take years to resolve and cause us to incur substantial litigation expenses. Depending upon the outcomes of these cases, these lawsuits may cause or force changes in practices of the HMO industry, including our ability to settle disputes with our providers by arbitration. These cases also may cause additional regulation of the industry through new federal or state laws. These actions and actions brought by state attorney generals ultimately could adversely affect the HMO industry and, whether due to damage awards, required changes to our operating procedures, increased regulatory requirements or otherwise, have a material adverse effect on our financial position, results of operations or cash flows and prospects.

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

Our adjusted community rate proposals for the contract year 2003 have been filed and approved. In the normal course of business, all information submitted as part of the adjusted community rate process is subject to audit and approval. We cannot be certain that any ongoing and future audits will be concluded satisfactorily. We may incur additional, possibly material, liability as a result of these audits. The incurrence of such liability could have a material adverse effect on our financial position, results of operations or cash flows.

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

Recently enacted or proposed legislation, regulations and initiatives could materially and adversely affect our business by increasing our operating costs, increasing required capital amounts, reducing our membership or subjecting us to additional litigation.

Recent changes in state and federal legislation have increased and will continue to increase the costs of regulatory compliance, and proposed changes in the law may negatively impact our financial and operating results. These changes may increase our health care costs, decrease our membership or otherwise adversely affect our revenue and our profitability. Regulation and enforcement is increasing both at the state and federal level. Increased regulations, mandated benefits and more oversight, audits and investigations and changes in laws allowing access to federal and state courts to challenge health care decisions may increase our administrative, litigation and health care costs. The following recent or proposed legislation, regulation or initiatives could materially affect our financial position:

•	proposed legislation and regulation could include adverse actions of government or other payors, including reduced Medicare or commercial premiums, reduction of provider reimbursements, discontinuance of, or limitation on, governmentally funded programs, recovery by governmental payors of previously paid amounts, the inability to increase premiums or prospective or retroactive reductions to premium rates for federal employees;

•	draft compliance guidelines from the Office of Inspector General that propose voluntary guidelines for pharmaceutical manufacturers to establish internal controls, which, if implemented, may result in pharmaceutical companies restructuring the financial terms of their business arrangements with PBMs, HMOs or other health service plans;

•	proposed legislation and regulation to provide payment and administrative relief for the Medicare+Choice program and regulate drug pricing by the state and federal government could include provisions that impact our Medicare+Choice and commercial products;

•	new and proposed “patients’ bill of rights” legislation at the state level that would hold HMOs liable for medical malpractice, including legislation enacted in Arizona, California, Oklahoma, Texas and Washington, may increase the likelihood of lawsuits against HMOs for malpractice liability. The United States Supreme Court has ruled that state laws that establish independent review boards to which members can appeal when HMOs deny coverage for certain treatments or procedures are not pre-empted by The Employee Retirement Income Security Act of 1974, or ERISA;

•	new and proposed state legislation, regulation, or litigation that would otherwise limit our ability to capitate physicians and hospitals or delegate financial risk, utilization review, quality assurance or other medical decisions to our contracting physicians and hospitals;

•	existing or new state legislation and regulation that may require increases in minimum capital, reserves, and other financial liability requirements and proposed state legislation that may limit the admissibility of certain assets;

•	state regulations that may increase the financial capital requirements of physicians and hospitals that contract with HMOs to accept financial risk for health services;

•	new and proposed state and federal legislation that would attempt to address increases in medical malpractice insurance premiums and tort reform;

•	new and proposed legislation that permits and would permit independent physicians to collectively bargain with health plans on a number of issues, including financial compensation;

•	state and federal regulations that place additional restrictions and administrative requirements on the use, retention, transmission and disclosure of personally identifiable health information, such as HIPAA, and federal regulations that enforce the current HIPAA administrative simplification deadlines of April 2003 for privacy compliance and October 2003 for data standards compliance;

•	new regulations requiring protection of the integrity and availability of personally identifiable health information which exists in electronic form, including the proposed HIPAA security standards;

•	new regulations that place additional restrictions and administrative requirements on the transmission, processing and receipt of electronic data as required by HIPAA; and

•	existing or new state and federal legislation and regulations governing the timely payment and administration of claims by HMOs and insurers, and imposing financial and other penalties for non-compliance.

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

As of December 31 , 2002, we had approximately $840 million of outstanding indebtedness. Additionally, the total size of our committed revolving credit facility was $36 million, of which at least $35 million was available for borrowing. For the year ended December 31, 2002, our aggregate interest expense was approximately $75 million. Our debt service requirements will increase if interest rates increase because indebtedness under our senior credit facility, which represented $151 million of our debt as of December 31, 2002, bears interest at variable rates.

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

Our senior credit facility and our 10 3/4% senior notes contain restrictive covenants that may limit our ability to expand or pursue our business strategy.

Our senior credit facility and our 10 3/4% senior notes limit, and in some circumstances prohibit, our ability to:

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

We are required under the senior credit facility to maintain compliance with certain financial ratios. We may not be able to maintain these ratios. Covenants in the senior credit facility and our 10 3/4% senior notes may impair our ability to expand or pursue our business strategies. Our ability to comply with these covenants and other provisions of the senior credit facility and our 10 3/4% senior notes may be affected by our operating and financial performance, changes in business conditions or results of operations, adverse regulatory developments or other events beyond our control. In addition, if we do not comply with these covenants, the lenders under the senior credit facility and our 10 3/4% senior notes may accelerate our debt repayment under the senior credit facility and our 10 3/4% senior notes. If the indebtedness under the senior credit facility or our 10 3/4% senior notes is accelerated, we could not assure you that our assets would be sufficient to repay all outstanding indebtedness in full.

We could have to change our investment practices in the future to avoid being deemed to be an investment company under the Investment Company Act of 1940, as amended, which could adversely affect our rate of return on our investments and our results of operations.

Due to changes in accounting rules implemented in 2002, our legal structure and our recent operating results, we may inadvertently fail the statistical test for being regulated as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. The Investment Company Act requires registration of, and imposes substantial operating restrictions on, companies that engage, or propose to engage, primarily in the business of investing, reinvesting, owning, holding, or trading in securities, or that meet certain statistical tests concerning a company’s asset composition and sources of income.

Because we are primarily engaged through our existing operating subsidiaries in the health care and insurance industries and we intend our future operating subsidiaries to be engaged in these businesses or related consumer businesses, we believe that we are primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities and that we are not an investment company. We are able to rely on an SEC rule that exempts us from the requirement of registering as an investment company for up to one year. In the interim, we and our operating subsidiaries are seeking an order from the SEC, declaring our HMO operating subsidiaries not to be investment companies — so that we would be exempt from the provisions of the Investment Company Act. The granting of this type of order is a matter of SEC discretion and, therefore, we cannot assure you that it will be granted to our HMO operating subsidiaries. Even if we were to receive an SEC order, there can be no assurance that our business activities would not ultimately subject us to regulation under the Investment Company Act.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2002 and 2001. For investment securities and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Additionally, we have assumed our marketable securities and marketable securities-restricted, comprised primarily of U.S. government, state, municipal, and corporate debt securities, are similar enough to aggregate into fixed rate and variable rate securities for presentation purposes. For terms relating to our long-term debt, see Note 5 of the Notes to Consolidated Financial Statements.

As of December 31, 2002:

	2003	2004	2005	2006	2007	Beyond	Total	Fair Value

	(Amounts in thousands)
Assets:
Marketable securities:
Fixed rate	$89,716	$21,947	$76,516	$107,695	$100,005	$733,833	$1,129,712	$1,167,299
Average interest rate	3.14%	3.71%	6.49%	5.43%	5.35%	5.74%	5.48%	—
Variable rate	$—	$3,500	$2,527	$—	$—	$25,021	$31,048	$28,218
Average interest rate	—	6.53%	2.17%	—	—	2.65%	3.05%	—
Marketable securities — restricted:
Fixed rate	$56,097	$85,105	$3,342	$7,956	$10,596	$22,946	$186,042	$190,172
Average interest rate	1.34%	3.30%	6.16%	5.73%	5.45%	5.80%	3.12%	—
Variable rate	$—	$—	$—	$—	$—	$147	$147	$149
Average interest rate	—	—	—	—	—	6.24%	6.24%	—
Liabilities:
Long term debt, including debt due within one year:
Fixed rate	$46,750	$5,123	$3,007	$—	$—	$633,562	$688,442	$688,442
Average interest rate	6.83%	4.65%	4.65%	—	—	9.09%	—	—
Variable rate	$60,484	$81,103	$9,000	$—	$—	$—	$150,587	$150,587
Average interest rate	6.40%	6.40%	6.40%	—	—	—	—	—

As of December 31, 2001:

	2002	2003	2004	2005	2006	Beyond	Total	Fair Value

	(Amounts in thousands)
Assets:
Marketable securities:
Fixed rate	$83,975	$75,614	$37,610	$88,591	$116,463	$621,883	$1,024,136	$1,029,707
Average interest rate	4.84%	4.75%	5.85%	6.73%	6.05%	6.07%	5.92%	—
Variable rate	$15,851	$—	$3,500	$—	$—	$15,829	$35,180	$32,646
Average interest rate	4.17%	—	6.53%	—	—	4.62%	3.42%	—
Marketable securities — restricted:
Fixed rate	$35,415	$14,293	$20,907	$7,304	$4,302	$28,795	$111,016	$113,001
Average interest rate	5.21%	3.93%	5.19%	6.36%	5.17%	5.60%	5.22%	—
Variable rate	$—	$—	$—	$—	$—	$1,151	$1,151	$1,157
Average interest rate	—	—	—	—	—	4.24%	4.24%	—
Liabilities:
Long term debt, including debt due within one year:
Variable rate	$124	$793,163	$174	$186	$199	$587	$794,433	$794,433
Average interest rate	6.67%	5.84%	6.77%	6.77%	6.77%	6.77%	—	—

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

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

Directors	Age	Title

David A. Reed	70	Chairman of the Board
Howard G. Phanstiel	54	Director, President and Chief Executive Officer
Bradley C. Call	60	Director
Shirley S. Chater, Ph.D.	70	Director
Terry O. Hartshorn	58	Director
Gary L. Leary	68	Director
Sanford M. Litvack	66	Director
Dominic Ng	44	Director
Warren E. Pinckert II	59	Director
Charles R. Rinehart	56	Director
Lloyd E. Ross	62	Director

Corporate Executive Officers
Bradford A. Bowlus	47	Executive Vice President and President and Chief Executive Officer, PacifiCare Health Plans
Katherine F. Feeny	50	Executive Vice President, Senior Solutions
Sharon D. Garrett, Ph.D.	54	Executive Vice President, Enterprise Services
Joseph S. Konowiecki	49	Executive Vice President, General Counsel and Secretary
Jacqueline B. Kosecoff, Ph.D.	53	Executive Vice President, Pharmaceutical Services
Gregory W. Scott	49	Executive Vice President and Chief Financial Officer
Peter A. Reynolds	44	Senior Vice President, Corporate Controller

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

Mr. Call was appointed to our Board in 1997 and has been the Managing Director of JMW Capital Partners, Inc. — Southern California Region since November 2001. Mr. Call was President and Chief Executive Officer of Stellex Aerospace, Inc., a privately held aerospace component manufacturing firm with multiple plant operations throughout the U.S., from 1988 to 2001. Mr. Call was a member of the board of directors of UniHealth Foundation from 1998 until June 2001, and its predecessor UniHealth from 1995 to 1998. Mr. Call became a member of the board of directors of UniHealth Foundation again in November 2002.

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

Mr. Leary was appointed to our Board in 1989 and is an independent business and legal consultant. From 1997 to 1998, Mr. Leary served as General Counsel and President of UniHealth Foundation. He was also Executive Vice President and General Counsel to UniHealth Foundation from 1998 to 2000, and its predecessor, UniHealth, from 1992 to 1997. From 1961 to 1992, Mr. Leary was engaged in the private practice of law, with emphasis on corporate and health care law.

Mr. Litvack was appointed to our Board in February 2001. In January 2003, Mr. Litvack joined the law firm of Quinn, Emmanuel, Urquhart, Oliver and Hedges, LLP as a partner. From 2001 to 2003, Mr. Litvack was of counsel to the law firm of Dewey Ballantine LLP where he specialized in complex litigation and antitrust matters. During his original tenure with the firm, he was a member of the executive committee and Chairman of the Litigation Department. Mr. Litvack served as Vice Chairman of the board of directors of Walt Disney Co. from 1999 to 2000. From 1994 through 1999, Mr. Litvack served as Senior Vice President and Chief of Corporate Operations of Walt Disney Co. Mr. Litvack is a member of the board of directors of Hewlett-Packard Company.

Mr. Ng was appointed to our Board in February 2003 and has served as President and Chief Executive Officer of East West Bancorp since 1992 and as Chairman of its board of directors since 1998. Mr. Ng is a member of the board of directors of ESS Technology, Inc. and is a certified public accountant.

Mr. Pinckert was appointed to our Board in 1985 and has been President and Chief Executive Officer and a member of the board of directors of Cholestech Corporation, a medical device manufacturing firm, since 1993. Mr. Pinckert is a certified public accountant.

Mr. Rinehart was appointed to our Board in February 2003 and is a member of the board of directors of UnionBanCal Corporation. From 1995 through 1998, Mr. Rinehart was Chairman and Chief Executive Officer of HF Ahmanson & Co. and its principal subsidiary, Home Savings of America.

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

Ms. Feeny was appointed Executive Vice President, Senior Solutions in January 2002. Ms. Feeny was Senior Vice President, Secure Horizons Sales and Marketing from 2000 to January 2002. During 1999, Ms. Feeny was Vice President, Sales and Marketing, Secure Horizons of California, and was Regional Sales Director, Secure Horizons of California from 1995 to 1997. Ms. Feeny joined Secure Horizons of California in November 1993 as Director of Medi-Cal sales.

Dr. Garrett was appointed Executive Vice President, Enterprise Services in December 2002. From 2000 to December 2002, Dr. Garrett provided interim executive management expertise to large companies in various industries. Dr. Garrett served as Chief Information Officer of the Walt Disney Company from 1989 to 2000.

Mr. Konowiecki assumed a full-time position as our Executive Vice President, General Counsel and Secretary in January 2002. Mr. Konowiecki has been our Executive Vice President since 1999, General Counsel since 1989, and Secretary since 1993. Mr. Konowiecki was a partner of K & R Law Group LLP (formerly known as Konowiecki & Rank LLP), including a professional corporation, or its predecessor from 1980 to December 2001, and has over 22 years of practice in business, corporate and health care law.

Dr. Kosecoff was appointed Executive Vice President, Pharmaceutical Services in July 2002. Dr. Kosecoff was Founder, President and Chief Operating Officer of Protocare, a firm whose line of business include the clinical development of drugs, devices, biopharmaceutical and nutritional products and health services consulting, from 1998 to July 2002.

Mr. Scott was appointed Executive Vice President and Chief Financial Officer in January 2001. Mr. Scott was Chief Operating Officer and Chief Financial Officer of Medsite, Inc., an e-commerce and pharmaceutical services company, from 1999 through January 2001. Mr. Scott was Senior Vice President and Chief Financial Officer of Prudential HealthCare Group from 1995 to 1999.

Mr. Reynolds was appointed Senior Vice President, Corporate Controller in October 2002. Mr. Reynolds was Vice President of Finance and Assistant Corporate Controller from December 2001 to 2002. From 1997 to 2001, Mr. Reynolds was Controller of PacifiCare of California.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

We believe that during 2002, all filings with the SEC by our officers, directors and 10% stockholders complied with requirements for reporting ownership and changes in ownership of our common stock under Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.     EXECUTIVE COMPENSATION

This table shows, for the last three years, compensation information for our Chief Executive Officer and the next four most highly compensated executive officers. We refer to each of these officers as a “named executive officer.”

Summary Compensation Table

					Long-Term
	Annual Compensation				Compensation Awards

				Other Annual	Restricted	Securities	All Other
				Compensation	Stock Awards	Underlying	Compensation
Name and Principal Position	Year	Salary($)	Bonus($)(1)	($)(2)	($)(3)	Options(#)	($)(4)

Howard G. Phanstiel(5)	2002	917,309	1,690,000	330,160	—	400,000	68,312
President and	2001	900,001	360,000	95,642	—	—	75,396
Chief Executive Officer	2000	259,808	450,000	9,962	—	500,000	8,423
Bradford A. Bowlus	2002	600,001	780,000	196,348	—	175,000	42,228
Executive Vice President	2001	600,001	180,144	101,534	—	150,000	50,162
and President and CEO,	2000	600,001	200,000	—	—	100,000	45,100
PacifiCare Health Plans
Joseph S. Konowiecki(6)	2002	547,887	800,000	136,511	—	300,000	24,362
Executive Vice President,	2001	132,000	—	—	982,500	—	—
General Counsel and Secretary	2000	132,000	—	—	—	35,000	—
Gregory W. Scott(7)	2002	501,696	650,000	195,788	275,700	150,000	38,292
Executive Vice President and	2001	471,155	275,050	140,170	—	150,000	17,665
Chief Financial Officer	2000	—	—	—	—	—	—
Katherine F. Feeny	2002	374,910	206,250	62,139	—	30,000	25,382
Executive Vice President,	2001	249,999	90,000	23,074	—	20,000	10,488
Senior Solutions	2000	249,999	49,500	30,611	—	—	10,488

(1)	The amounts shown in this column include bonuses awarded and accrued during the years earned, but paid in the following year under our annual incentive plan. Additionally, this column includes signing bonuses totaling $100,000 for Mr. Phanstiel in 2000, $100,000 for Mr. Konowiecki in 2002 and $100,000 for Mr. Scott in 2001.

(2)	“Other Annual Compensation” includes a risk premium applied to amounts deferred under our Stock Unit Deferred Compensation Plan (explained below). Additionally, this column includes forgiveness of loans that were made prior to the passage of the Sarbanes-Oxley Act of 2002 pursuant to automatic forgiveness terms in the loans, relocation expenses and other perquisites as shown in the following chart.

	Forgiveness
	of Loan	Relocation Expenses		Other Perquisites			Total

	2002	2002	2001	2002	2001	2000	2002	2001	2000

Mr. Phanstiel	$—	$—	$—	$59,760	$23,642	$9,962	$59,760	$23,642	$9,962
Mr. Bowlus	$—	$—	$—	$40,348	$65,505	$—	$40,348	$65,505	$—
Mr. Konowiecki	$—	$—	$—	$26,511	$—	$—	$26,511	$—	$—
Mr. Scott	$27,340	$1,757	$82,116	$36,391	$23,044	$—	$65,788	$105,160	$—
Ms. Feeny	$—	$—	$—	$20,889	$23,074	$30,611	$20,889	$23,074	$30,611

SEC regulations exclude from reporting requirements a named executive officer’s perquisites if the value in any year does not exceed the lesser of (a) $50,000 or (b) 10% of the total of the named executive officer’s annual salary and bonus for that year.

Under the stock unit deferred compensation plan, executive officers may defer all or a portion of their annual bonus and signing bonus. The Chief Executive Officer may also defer all or a portion of his salary. Amounts deferred are converted into units of our common stock. The number of stock units converted is equal to the amount of bonus or salary deferred, multiplied by a risk premium, then divided by the price of our common stock on the Nasdaq National Market on a predetermined date. The stock price is based on a date selected by the Compensation Committee. Distributions are made in shares of common stock. In 2002, 2001 and 2000, the risk premium applied to amounts deferred was 40%. Stock unit activity for the named executive officers was as follows:

		Amount	Risk	Stock
		Deferred($)	Premium($)	Units(#)

Mr. Phanstiel	2002	676,000	270,400	59,150
	2001	180,000	72,000	16,800
Mr. Bowlus	2002	390,000	156,000	34,125
	2001	90,072	36,029	8,407
Mr. Konowiecki	2002	275,000	110,000	24,063
Mr. Scott	2002	325,000	130,000	28,438
	2001	87,525	35,010	8,169
Ms. Feeny	2002	103,125	41,250	9,024

(3)	On January 2, 2001, we granted Mr. Konowiecki 60,000 shares of restricted common stock. The shares vest in equal installments on January 2, 2002, 2003, 2004 and 2005. As of December 31, 2002, the remaining unvested shares underlying this grant had a fair market value of $1,264,500.

On May 28, 2002, we granted Mr. Scott 10,000 shares of restricted common stock. The shares vest in equal installments on May 28, 2003, 2004 and 2005. As of December 31, 2002, unvested shares underlying this grant had a fair market value of $281,000.

(4)	Represents our contributions under the Amended and Restated PacifiCare Health Systems, Inc. Savings and Profit-Sharing (401(k)) Plan, and the Statutory Restoration Plan as follows:

	401(k) Plan			Statutory Restoration Plan

	2002	2001	2000	2002	2001	2000

Mr. Phanstiel	$11,500	$10,200	$8,423	$56,416	$64,800	$—
Mr. Bowlus	$11,500	$9,889	$10,200	$30,332	$39,877	$34,610
Mr. Konowiecki	$11,500	$—	$—	$12,565	$—	$—
Mr. Scott	$11,500	$7,408	$—	$26,396	$9,993	$—
Ms. Feeny	$11,500	$10,200	$10,200	$13,486	$—	$—

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

(5)	Mr. Phanstiel joined us in July 2000.

(6)	Mr. Konowiecki joined us as an employee in January 2002. Prior to his employment, Mr. Konowiecki served as our Executive Vice President since 1999, General Counsel since 1989 and Secretary since 1993. On December 31, 2001, Mr. Konowiecki’s professional corporation withdrew as a partner of K&R Law Group LLP (formerly known as Konowiecki & Rank LLP), or K&R, an outside law firm that provides legal services to us. Prior to such withdrawal, Mr. Konowiecki’s professional corporation, as a partner of K&R, received a share of K&R’s net income, which amounts were in addition to the amounts listed above.

(7)	Mr. Scott joined us in January 2001.

OPTION GRANTS

This table shows stock option grants to the named executive officers during the last fiscal year.

Options Granted in 2002

		Percentage
	Number of	of Options	Exercise or
	Securities	Granted to	Base Price		Grant Date
	Underlying	Employees	Per Share	Expiration	Present Value
Name	Options(#)(1)	in 2002	($/SH)(2)	Date	($)(3)

Howard G. Phanstiel	400,000	22	18.380	1/24/12	5,332,490
Bradford A. Bowlus	175,000	10	18.380	1/24/12	2,332,964
Joseph S. Konowiecki	300,000	16	16.080	1/02/12	3,498,900
Gregory W. Scott	150,000	8	18.380	1/24/12	1,999,684
Katherine F. Feeny	30,000	2	18.380	1/24/12	399,937

(1)	Option grants in 2002 were made under the Amended and Restated 1996 Stock Option Plan for Officers and Key Employees, and the 2000 Employee Plan. These options:

•	are granted at an exercise price equal to 100% of the fair market value of the common stock on the date of grant,

•	expire 10 years from the date of grant, unless otherwise earlier terminated because of certain events related to termination of employment, and

•	generally vest in 25% increments on each anniversary date of the grant, subject to the terms and conditions of the Plan.

Options that have been held for more than six months, and that are not already exercisable or expired, will automatically become exercisable upon a change of control, as defined in the Plan.

(2)	Options with exercise prices of:

•	$16.080 were granted on January 2, 2002.

•	$18.380 were granted on January 24, 2002.

(3)	Grant date present values were calculated using the Black-Scholes option valuation model with the following assumptions:

• Expected Volatility	83%
• Risk-Free Interest Rate	4%
• Expected Life until Exercise	4 years
• Dividend Yield	0%
• Forfeiture Rate	0%

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

OPTIONS EXERCISED

This table shows stock option exercises and the value of unexercised stock options held by the named executive officers during the last fiscal year.

Aggregated Option Exercises in 2002 and Fiscal Year-End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
	Shares	Value	Options at FY-End(#)		at FY-End($)(2)
	Acquired on	Realized
Name	Exercise(#)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Howard G. Phanstiel	—	—	250,000	650,000	2,405,625	6,293,625
Bradford A. Bowlus	11,000	128,975	320,000	372,500	310,713	3,020,063
Joseph S. Konowiecki	—	—	229,000	317,500	—	3,606,000
Gregory W. Scott	—	—	37,500	262,500	404,531	2,671,594
Katherine F. Feeny	—	—	17,621	41,550	103,300	394,900

(1)	This number is calculated as follows:

•	using the sale price as the “market price,”

•	then subtracting the option exercise price from the market price to get the “value realized per share,” and

•	then multiplying the value realized per share by the number of options exercised.

The amounts in this column may not represent amounts actually realized by the named executive officers.

(2)	This number is calculated by:

•	subtracting the option exercise price from our December 31, 2002 closing market price ($28.10 per share, as reported by Nasdaq National Market) to get the “average value per option,” and

•	multiplying the average value per option by the number of exercisable and unexercisable options.

The amounts in this column may not represent amounts that will actually be realized by the named executive officers.

PENSION PLAN

Effective January 1, 2002, we maintain an executive pension plan under which certain named executive officers are eligible to participate. This plan is an unfunded, nonqualified plan. Executives who retire at, or after age 62, receive an annual benefit equal to 4% of their highest consecutive three-year average annual base salary, or Covered Compensation, per year of service with a maximum annual benefit of 50% of Covered Compensation. Executives with five years of covered employment may retire at or after age 55. A discount of 3% per year is applied for retirement before age 62. Named executive officers are 100% vested after completing five years of participation. Immediate vesting and unreduced early commencement is granted for any employee terminated within two years following a change in control event.

This table shows the amount of annual retirement benefits that would be accrued at age 62 under our executive pension plan calculated on a life annuity basis. The benefits are not subject to any deduction for Social Security or other offset amounts.

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

The credited full years of service under the plan as of January 1, 2003 for the eligible named executive officers are six years for Mr. Phanstiel and one year for Mr. Bowlus, Mr. Konowiecki, Mr. Scott and Ms. Feeny.

EMPLOYMENT AND SEVERANCE AGREEMENTS

We have entered into employment agreements with each of our named executive officers. The agreements entitle the executive officers to base salary, participation in all employee benefit programs, reimbursement for business expenses and participation in our annual incentive plan and employee stock option plans. The employment agreements for Mr. Phanstiel, Mr. Bowlus, Mr. Konowiecki and Mr. Scott have three year terms, and Ms. Feeny’s employment agreement has a two year term. The term of the employment agreements for the named executive officers,

•	may be extended if we provide written notice within 60 days prior to the expiration of the term,

•	are automatically extended for two years if a change of ownership or control occurs, and

•	upon expiration, if we offer the executive officer a new employment agreement and the executive does not accept it, the executive’s continued employment will be without the benefit of a written agreement and any severance benefits will be provided in accordance with our policies and practices.

Upon death, disability, misconduct or written termination by either us or the executive officer, the employment agreements for the effected officer will be terminated. In the event an executive officer is terminated for death, disability, termination without cause or termination following a change of ownership or control of PacifiCare, the agreements provide for severance benefits.

Termination Without Cause. If we terminate the named executive officer without cause (other than for incapacity, disability, habitual neglect or gross misconduct), the employment agreements provide for severance payments in equal installments over the severance period. The severance periods are 24 months for Mr. Phanstiel and Mr. Scott, 36 months for Mr. Bowlus and Mr. Konowiecki, and 18 months for Ms. Feeny. Severance benefits include the following:

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

As of December 31, 2002, contingent liability for severance payments that we would be required to make for termination without cause under the employment agreements (excluding amounts that may be payable under incentive plans and the value of certain benefits), if termination occurred on that date, would be approximately $3,620,400 to Mr. Phanstiel, $3,000,600 to Mr. Bowlus, $2,753,100 to Mr. Konowiecki, $1,670,400 to Mr. Scott and $885,400 to Ms. Feeny.

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

If we terminate the named executive officers within 24 months of a change of control (other than for incapacity, disability, habitual neglect or gross misconduct), the employment agreements provide for lump-sum payment of base salary and specified benefits. The lump-sum payments would include 36 months of benefits for Mr. Phanstiel, Mr. Bowlus, Mr. Konowiecki and Mr. Scott and 24 months of benefits for Ms. Feeny. The lump-sum payments would include the same items described under Termination Without Cause, plus the following:

•	prorated annual incentive plan bonus for the year in which the change of control occurs, and

•	amounts to cover any excise tax penalties.

Additionally, the named executive officers would receive the right to exercise all unexercised stock options as if all such options were fully vested, within one year of the effective date of termination.

As of December 31, 2002, contingent liability for severance payments that we would be required to make for a change of control under the employment agreements (excluding amounts that may be payable under incentive plans and the value of certain benefits), if termination occurred as of that date, would be approximately $5,430,600 to Mr. Phanstiel, $3,000,600 to Mr. Bowlus, $2,753,100 to Mr. Konowiecki, $2,505,600 to Mr. Scott and $1,180,500 to Ms. Feeny.

Additionally, the named executive officers’ agreements provide that if they continued to be employed 12 months following the effective date of a change of control, they will be given a 30-day window period during which they may elect to voluntarily terminate their employment with us. If they elect to voluntary terminate their employment during this 30-day window period, they receive:

•	one-half of the lump sum payment they would have received upon our termination of them after a change of control;

•	the right to exercise all unexercised stock options as if all such options were fully vested within one year of the effective date of termination, and

•	outplacement services.

1997 Premium Priced Stock Option Plan. Upon a change of control (as defined in the employee stock option plan), and if a minimum per-share consideration is paid for the transaction, Mr. Bowlus and Mr. Konowiecki will receive a cash payment for each unexercised premium priced option equal to the difference between (x) 110% of the price per share at which our common stock is sold in the change of control transaction and (y) the exercise price of the premium priced option. If the per-share consideration equals or exceeds $115.00 per share, the executive officers will not receive a cash payment. The exercise price for the premium priced options outstanding is $92.50 per share. The premium priced options expire in October 2007. The maximum cash payments under this program could total approximately $3 million for Mr. Bowlus and $2 million for Mr. Konowiecki.

DIRECTOR COMPENSATION

For compensation purposes, board years begin each July 1 and end the following June 30. We do not pay directors who are also our employees additional compensation for their service as directors. In 2002, compensation for non-employee directors included the following:

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

In early 2003, the board approved retainers for the Chairman of the Board and committee chairpersons, in addition to the annual retainer described above. The chairman will receive $75,000 annually. The Audit, Finance and Ethics Committee chairperson will receive $20,000 annually, the Compensation Committee chairperson will receive $10,000 annually, and all other committee chairpersons will receive $5,000 annually. The committee chairpersons will receive a five months’ prorated amount for their services over the period February 1, 2003 through June 30, 2003. Also effective February 1, 2003, committee chairpersons receive the same per-meeting fees as those paid to non-committee chairpersons, now totaling $1,500 per meeting (with telephone attendance paid at 50%).

Annual retainers are paid to the directors each July 1 for the succeeding board year. New directors, including Messrs. Ng and Rinehart in 2003, receive a pro-rata amount of the annual retainer for their service on the board from their start date through June 30. Board members who leave before their annual board year is complete are required to repay the pro-rata portion of the retainer for the unserved months.

Stock Units

Each non-employee director has the ability to receive one-half of his or her annual retainer, or $20,000, in deferred stock units. Any amounts deferred are converted into units of our common stock, and a risk premium is applied to all amounts deferred. The number of stock units are equal to the amount of annual retainer deferred, multiplied by a risk premium, then divided by the closing price of our common stock on the Nasdaq National Market on the date the annual retainer would have been paid but for the deferral. For the 2002-2003 board year, the risk premium is 40%. Distributions are made in shares of our common stock. Beginning with the 2002-2003 board year, each director is encouraged to defer one-half of the annual retainer payment in stock units until they have accumulated the suggested minimum ownership level of 2,000 shares each.

Stock Options

In 2002, under the 2000 Non-Employee Directors Stock Option Plan, each director received an annual, automatic grant of nonqualified options to purchase 5,000 shares of our common stock, with an exercise price equal to 100% of the fair market value of our common stock on the grant date. The chairman received 10,000 options. These options were granted on July 1, 2002 with an exercise price of $25.85 per share.

For the 2002-2003 board year that began on July 1, 2002, each non-employee director had the ability to receive one-half of his or her annual retainer, or $20,000, in stock options rather than cash. The number of shares underlying the options granted were calculated based on a formula where the cash amount was multiplied by a factor of four, then divided by the closing price of our common stock on the Nasdaq National Market on July 1, 2002. Based on this formula, Mr. Litvack and Mr. Reed were granted options to purchase 3,095 shares each, with an exercise price of $25.85 per share. In early 2003, the board removed the ability to defer any portion of the annual retainer into stock options, effective with the 2003-2004 board year that will begin on July 1, 2003.

The Plan also provides for an automatic grant of nonqualified stock options to purchase 25,000 shares of our common stock to new directors when first elected to the board. Messrs. Ng and Rinehart were awarded such options when they joined the board in early 2003. These options were granted on February 20, 2003 with an exercise price of $22.17 per share.

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

Other Benefits

Our directors are eligible, at their election, to receive medical and dental coverage under our health care programs. The benefits received in 2002 were valued at approximately $11,000 for Mr. Call, $500 for Dr. Chater, $8,100 for Mr. Hartshorn, $900 for Mr. Leary, $900 for Mr. Reed and $8,100 for Mr. Ross.

Chairman of the Board

During 2002, Mr. Reed received $75,000 for his services as chairman under a consulting agreement. In addition to the annual consulting fees, Mr. Reed also received all of the items described under Cash Compensation. On September 17, 2002, Mr. Reed terminated his consulting agreement effective September 30, 2002. Mr. Reed continues to serve as Chairman of our board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

This table shows how much of our common stock is owned by the directors, named executive officers, the directors and executive officers as a group and owners of more than 5% of our outstanding common stock, as of February 28, 2003.

Amount and Nature of Shares Beneficially Owned

	Number		Percent of
	of Shares	Right to	Outstanding
Name	Owned(1)	Acquire(2)	Shares(3)

Capital Group International, Inc.(4)	4,383,600	—	12.1
FMR Corp.(5)	3,518,863	—	9.7
Par Capital Management, Inc.(6)	2,240,900	—	6.2
Goldman Sachs Asset Management(7)	1,817,444	—	5.0
David A. Reed	1,000	97,623	*
Howard G. Phanstiel	65,069	350,000	1.1
Bradley C. Call	1,000	55,784	*
Shirley S. Chater, Ph.D.	—	40,852	*
Terry O. Hartshorn	204,732	100,778	*
Gary L. Leary	1,000	66,778	*
Sanford M. Litvack	—	43,089	*
Dominic Ng	—	25,000	*
Warren E. Pinckert II	1,632	61,784	*
Charles R. Rinehart	—	25,000	*
Lloyd E. Ross	5,600	66,778	*
Bradford A. Bowlus	7,055	411,250	1.1
Katherine F. Feeny	589	25,121	*
Joseph S. Konowiecki	77,517	304,000	1.0
Gregory W. Scott	18,747	112,500	*
All Directors and Executive Officers as a Group(8) (18 persons)	397,059	1,791,787	5.8

*	Less than 1%

(1)	Includes shares for which the named person:

• has sole voting and investment power,

• has shared voting and investment power with his or her spouse, or

•	holds in an account under the PacifiCare Savings and Profit-Sharing Plan, unless otherwise indicated in the footnotes.

(2)	Shares that can be acquired through stock option exercises or stock unit distributions through April 29, 2003.

(3)	The percentage of beneficial ownership is based on 36,098,700 shares of common stock outstanding as of February 28, 2003.

(4)	Based on information contained in a report on Schedule 13-G/A filed with the SEC on February 14, 2002. The address of Capital Group International, Inc. is 11100 Santa Monica Boulevard, 15th Floor, Los Angeles, California 90025.

(5)	Based on information contained in a report on Schedule 13-G/A filed with the SEC on February 14, 2003. The address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109.

(6)	Based on information contained in a report on Schedule 13-G/A filed with the SEC on February 14, 2002. The address of Par Capital Management, Inc. is One Financial Center, Suite 1600, Boston, Massachusetts 02111.

(7)	Based on information contained in a report on Schedule 13-G filed with the SEC on February 12, 2003. The address of Goldman Sachs Asset Management is 1 New York Plaza, New York, New York 10004.

(8)	In addition to the officers and directors named in this table, three other executive officers are members of the group.

EQUITY-BASED INSTRUMENTS HELD BY MANAGEMENT

The following table shows the equity-based instruments, other than common stock and restricted stock, held by our directors and executive officers as of February 28, 2003. This table includes the number of shares of our common stock underlying: (1) all stock options held by our directors and executive officers, including options not exercisable within 60 days, and (2) the deferred stock units granted to our directors under the 2000 Non-Employee Directors Stock Plan and to our executive officers under our stock unit deferred compensation plan. For further discussion of the Stock Plan, refer to “Director Compensation,” and for further discussion of the stock unit deferred compensation plan, refer to “Summary Compensation Table.” Directors and executive officers are not entitled to receive distributions of deferred stock units held, or to vote the shares except as described in the Stock Plan and the stock unit deferred compensation plan.

			Number of
			Deferred
			Stock Units	Distribution	Total
	Number of	Exercise Price	and Restricted	Price	Equity-Based
	Stock Options	Range Per Share	Stock Units	Range/Share	Instruments
Name	Held(#)	($/SH)	Held(#)(1)	($/SH)	Held(#)

Directors
David A. Reed	97,623	16.02 - 87.00	2,333	16.02 - 25.85	99,956
Bradley C. Call	55,784	16.30 - 79.50	1,249	16.02	57,033
Shirley S. Chater, Ph.D.	40,852	13.67 - 25.85	2,548	13.67 - 25.85	43,400
Terry O. Hartshorn	100,778	16.02 - 85.25	2,333	16.02 - 25.85	103,111
Gary L. Leary	66,778	16.02 - 87.00	2,333	16.02 - 25.85	69,111
Sanford M. Litvack	43,089	16.02 - 38.50	2,333	16.02 - 25.85	45,422
Dominic Ng	25,000	22.17	—	—	25,000
Warren E. Pinckert II	61,784	16.30 - 87.00	1,249	16.02	63,033
Charles R. Rinehart	25,000	22.17	—	—	25,000
Lloyd E. Ross	66,778	16.02 - 87.00	2,333	16.02 - 25.85	69,111

			Number of
			Deferred
			Stock Units	Distribution	Total
	Number of	Exercise Price	and Restricted	Price	Equity-Based
	Stock Options	Range Per Share	Stock Units	Range/Share	Instruments
Name	Held(#)	($/SH)	Held(#)(1)	($/SH)	Held(#)

Executive Officers
Howard G. Phanstiel	1,125,000	12.06 - 57.88	150,950	15.00 - 28.50	1,275,950
Bradford A. Bowlus	780,000	16.38 - 92.50	71,699	15.00 - 28.50	851,699
Joseph S. Konowiecki	606,500	16.08 - 92.50	44,063	16.00 - 28.50	650,563
Gregory W. Scott	375,000	17.31 - 28.55	61,607	15.00 - 28.50	436,607
Katherine F. Feeny	96,671	17.77 - 53.88	21,524	16.00 - 28.50	118,195
All Directors and Executive Officers as a Group(2) (18 persons)	3,789,737	12.06- 92.50	416,950	13.67 - 28.50	4,206,687

(1)	In January of 2003, we granted, under the 1996 Stock Option Plan for Officers and Key Employees, as amended, or 1996 Officers Plan, shares of restricted common stock, or Restricted Stock, to certain officers and employees. The Restricted Stock granted to our Senior Executives generally vest over a four year period. To allow for the deferral of receipt of the Restricted Stock by vice presidents and above, or Senior Executives, we amended our Stock Unit Deferred Compensation Plan, or Stock Unit Plan. Senior vice presidents and above were required to defer receipt of their Restricted Stock under the Stock Unit Plan for a minimum of four years from the date of grant. Vice presidents, who elected to defer receipt of their Restricted Stock, were not subject to any minimum deferral period. Upon deferral, the Restricted Stock was converted into an equal number of restricted common stock units, or Restricted Stock Units. The Restricted Stock Units vest pursuant to the original vesting schedule for the Restricted Stock. Upon expiration of the deferral period, Senior Executives will receive shares of common stock equal to the number of vested shares underlying the Restricted Stock Units and shares of restricted common stock if a Senior Executive elected a deferral period shorter than the vesting schedule. Vesting of the Restricted Stock accelerates upon the occurrence of certain events.

(2)	In addition to the directors and officers named in this table, three other executive officers are members of this group.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information relating to our equity compensation plans as of December 31, 2002:

			Number of securities
			remaining available for
	Number of securities to		future issuance under
	be issued upon exercise	Weighted-average exercise	equity compensation plans
	of outstanding options,	price of outstanding options,	(excluding securities reflected
Plan Category	warrants and rights(#)	warrants and rights($)	in column (a))(#)

	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	4,531,169	39.2125	4,272,910
Equity compensation plans not approved by security holders(2)	2,575,936	21.9382	322,785

Total	7,107,105	32.9515	4,595,695

(1)	The 1996 Officers Plan is one of our equity incentive plans approved by stockholders. On July 1 of each year, the total number of shares available for awards under the Plan is automatically increased by an amount equal to 2% of the total number of shares of our common stock issued and outstanding as of the immediately preceding June 30.

(2)	We currently maintain one equity-based compensation plan that has not been approved by our stockholders, the 2000 Employee Plan of PacifiCare Health Systems, Inc., or 2000 Employee Plan. Under the 2000 Employee Plan, we may grant officers and employees the following stock incentives:

•	Options to purchase shares of common stock at no less than 100% of the market price on the date the options are granted;

•	Shares of vested or unvested common stock; and

•	Stock appreciation rights.

Under the 2000 Employee Plan, not more than 50% of the awards made can be granted to officers. Stock options granted under the 2000 Employee Plan typically vest over four years in equal increments, and expire 10 years after the grant date. Options granted under the 2000 Employee Plan automatically vest upon a change of control (as defined in the 2000 Employee Plan). In late 2001, we granted approximately 2,000,000 options under the 2000 Employee Plan that vest over two years. Awards under the 2000 Employee Plan are generally subject to continuous employment.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2002, we extended a loan in the amount of $250,000 to Mr. Konowiecki as part of his compensation package for joining us as an employee. The loan bears interest at the Internal Revenue Service mandated rate, and lapses in a series of annual installments over a four-year period that began January 1, 2003. If Mr. Konowiecki is terminated for cause or Mr. Konowiecki terminates his employment for reasons other than death or disability, Mr. Konowiecki will be obligated to repay the outstanding balance of the loan. As of December 31, 2002, $250,000 remained outstanding.

In August 2001, we extended a loan in the amount of $100,000 to Mr. Scott as part of his compensation package for joining us as an executive officer, and relocating to California. The loan bears interest at the Internal Revenue Service mandated rate, and lapses in a series of installments over a four-year period that began January 22, 2002. If Mr. Scott is terminated for cause or Mr. Scott terminates his employment for reasons other than death or disability, Mr. Scott will be obligated to repay the outstanding balance of the loan. As of December 31, 2002, $75,000 remained outstanding.

We have not modified or extended the terms of the loans to Mr. Konowiecki or Mr. Scott.

ITEM 14.     CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer, or CEO, and chief financial officer, or CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this annual report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

Page
Reference

(a)1.	Consolidated Financial Statements:
	Consolidated Balance Sheets as of December 31, 2002 and 2001	F-1
	Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	F-2
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000	F-3
	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F-4
	Notes to Consolidated Financial Statements	F-6
	Report of Ernst & Young LLP, Independent Auditors	F-40
	Quarterly Information for 2002 and 2001 (Unaudited)	F-41

2.	Financial Statement Schedule:
	Schedule II — Valuation and Qualifying Accounts	F-42
All other schedules are omitted because they are not required or the information is included elsewhere in the consolidated financial statements.

3.	Exhibits: An “Exhibit Index” is filed as part of this Form 10-K beginning on page E-1 and is incorporated by reference.

(b)	Reports on Form 8-K:

On November 18, 2002, we filed a Form 8-K announcing our intention to offer $100 million in aggregate principal amount of convertible subordinated debentures due October 2032 for sale in a private placement. We also announced that the terms of the offering were expected to include an option exercisable by the initial purchasers of the debentures to purchase up to an additional $25 million aggregate principal amount of debentures.

On November 19, 2002, we filed a Form 8-K in connection with the pricing of a private placement of $125 million aggregate principal amount of 3% convertible subordinated debentures due October 2032. We further announced that we granted an option exercisable by the initial purchasers of the debentures to purchase up to an additional $25 million aggregate principal amount of debentures.

On December 23, 2002, we filed a Form 8-K in connection with the sale of $10 million aggregate principal amount of 3% convertible subordinated debentures due 2032, which resulted from the exercise in part by the initial purchasers in our private placement of $125 million aggregate principal amount of such debentures of their option to purchase additional debentures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFICARE HEALTH SYSTEMS, INC.

By:	/s/ HOWARD G. PHANSTIEL

Howard G. Phanstiel
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 25, 2003

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

Name	Title	Date

/s/ HOWARD G. PHANSTIEL Howard G. Phanstiel	President and Chief Executive Officer (Principal Executive Officer)	March 25, 2003

/s/ GREGORY W. SCOTT Gregory W. Scott	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 25, 2003

/s/ PETER A. REYNOLDS Peter A. Reynolds	Senior Vice President and Corporate Controller (Chief Accounting Officer)	March 25, 2003

/s/ DAVID A. REED David A. Reed	Chairman of the Board	March 25, 2003

/s/ BRADLEY C. CALL Bradley C. Call	Director	March 25, 2003

/s/ SHIRLEY S. CHATER, PH.D. Shirley S. Chater, PH.D.	Director	March 25, 2003

Name	Title	Date

/s/ TERRY O. HARTSHORN Terry O. Hartshorn	Director	March 25, 2003

/s/ GARY L. LEARY Gary L. Leary	Director	March 25, 2003

/s/ SANFORD M. LITVACK Sanford M. Litvack	Director	March 25, 2003

Dominic Ng	Director

/s/ WARREN E. PINCKERT II Warren E. Pinckert II	Director	March 25, 2003

Charles R. Rinehart	Director

/s/ LLOYD E. ROSS Lloyd E. Ross	Director	March 25, 2003

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Howard G. Phanstiel, certify that:

1.     I have reviewed this annual report on Form 10-K of PacifiCare Health Systems, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ HOWARD G. PHANSTIEL

Howard G. Phanstiel
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 25, 2003

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gregory W. Scott, certify that:

1.     I have reviewed this annual report on Form 10-K of PacifiCare Health Systems, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ GREGORY W. SCOTT

Gregory W. Scott
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: March 25, 2003

PACIFICARE HEALTH SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2002	2001

	(Amounts in thousands,
	except per share data)
ASSETS
Current assets:
Cash and equivalents	$951,689	$977,759
Marketable securities	1,195,517	1,062,353
Receivables, net	289,735	375,661
Prepaid expenses and other current assets	46,970	40,254
Restricted cash collateral for FHP senior notes	43,346	—
Deferred income taxes	100,758	132,159

Total current assets	2,628,015	2,588,186

Property, plant and equipment at cost, net	161,685	166,724
Marketable securities-restricted	186,189	112,167
Goodwill, net	983,104	1,915,370
Intangible assets, net	243,016	266,616
Other assets	49,124	46,983

	$4,251,133	$5,096,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1,044,500	$1,095,900
Accounts payable	143,185	122,625
Accrued liabilities	213,327	260,560
Accrued compensation and employee benefits	83,891	83,623
Unearned premium revenue	477,791	550,910
Long-term debt due within one year	107,235	124

Total current liabilities	2,069,929	2,113,742

Long-term debt due after one year	596,794	794,309
Convertible subordinated debentures	135,000	—
Deferred income taxes	103,790	137,127
Other liabilities	17,315	17,083
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; issued 47,709 shares in 2002 and 47,313 shares in 2001	477	473
Unearned compensation	(2,000)	(1,153)
Additional paid-in capital	1,560,785	1,582,566
Accumulated other comprehensive income	21,730	1,951
Retained earnings	350,369	1,108,198
Treasury stock, at cost; 11,704 shares in 2002 and 12,776 shares in 2001	(603,056)	(658,250)

Total stockholders’ equity	1,328,305	2,033,785

	$4,251,133	$5,096,046

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2002	2001	2000

	(Amounts in thousands, except per share data)
Revenue:
Commercial premiums	$5,009,862	$4,795,741	$4,912,216
Senior premiums	5,883,844	6,764,164	6,416,039
Other income	198,309	172,804	139,672
Net investment income	64,487	111,263	108,371

Total operating revenue	11,156,502	11,843,972	11,576,298
Expenses:
Health care services:
Commercial services	4,381,426	4,258,412	4,178,701
Senior services	5,104,275	6,109,245	5,734,956

Total health care services	9,485,701	10,367,657	9,913,657
Selling, general and administrative expenses	1,346,560	1,205,478	1,203,573
Amortization of intangible assets	23,600	23,781	24,496
Amortization of goodwill	—	59,115	58,721
Impairment, disposition, restructuring, Office of Personnel Management and other charges (credits), net	3,774	61,157	8,766

Operating income	296,867	126,784	367,085
Interest expense	(74,904)	(70,282)	(79,636)
Minority interest in consolidated subsidiary	—	—	637

Income before income taxes	221,963	56,502	288,086
Provision for income taxes	82,792	38,371	127,046

Income before cumulative effect of a change in accounting principle and extraordinary gain	139,171	18,131	161,040
Cumulative effect of a change in accounting principle	(897,000)	—	—
Extraordinary gain on early retirement of debt	—	875	—

Net (loss) income	$(757,829)	$19,006	$161,040

Basic (loss) earnings per share:
Income before cumulative effect of a change in accounting principle and extraordinary gain	$3.95	$0.54	$4.59
Cumulative effect of a change in accounting principle	(25.46)	—	—
Extraordinary gain, net	—	0.02	—

Basic (loss) earnings per share	$(21.51)	$0.56	$4.59

Diluted (loss) earnings per share:
Income before cumulative effect of a change in accounting principle and extraordinary gain	$3.95	$0.53	$4.58
Cumulative effect of a change in accounting principle	(25.46)	—	—
Extraordinary gain, net	—	0.02	—

Diluted (loss) earnings per share	$(21.51)	$0.55	$4.58

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
				Other
			Additional	Comprehensive
	Common	Unearned	Paid-in	Income	Retained	Treasury
	Stock	Compensation	Capital	(Loss)	Earnings	Stock	Total

	(Amounts in thousands)
Balances at December 31, 1999	$468	$—	$1,597,485	$(24,396)	$928,152	$(523,990)	$1,977,719

Comprehensive income:
Net income	—	—	—	—	161,040	—	161,040
Other comprehensive gain, net of tax:
Change in unrealized gains on marketable securities, net of reclassification adjustment	—	—	—	21,421	—	—	21,421

Comprehensive income	—	—	—	21,421	161,040	—	182,461

Capital stock activity:
Employee benefit plans	2	—	8,538	—	—	251	8,791
Purchase of treasury stock	—	—	—	—	—	(173,332)	(173,332)
Contribution for minority interest in consolidated subsidiary	—	—	6,120	—	—	—	6,120
Tax benefit associated with exercise of stock options	—	—	1,801	—	—	—	1,801

Balances at December 31, 2000	470	—	1,613,944	(2,975)	1,089,192	(697,071)	2,003,560

Comprehensive income:
Net income	—	—	—	—	19,006	—	19,006
Other comprehensive gain, net of tax:
Change in unrealized gains on marketable securities, net of reclassification adjustment	—	—	—	4,926	—	—	4,926

Comprehensive income	—	—	—	4,926	19,006	—	23,932

Capital stock activity:
Employee benefit plans	3	(1,153)	4,360	—	—	—	3,210
Reissue of treasury stock	—	—	(28,621)	—	—	38,821	10,200
Purchase of remaining minority interest in consolidated subsidiary	—	—	(7,138)	—	—	—	(7,138)
Tax benefit associated with exercise of stock options	—	—	21	—	—	—	21

Balances at December 31, 2001	473	(1,153)	1,582,566	1,951	1,108,198	(658,250)	2,033,785

Comprehensive income (loss):
Net loss	—	—	—	—	(757,829)	—	(757,829)
Other comprehensive gain, net of tax:
Change in unrealized gains on marketable securities, net of reclassification adjustment	—	—	—	19,779	—	—	19,779

Comprehensive income (loss)	—	—	—	19,779	(757,829)	—	(738,050)

Capital stock activity:
Employee benefit plans	4	(847)	(7,645)	—		28,301	19,813
Reissue of treasury stock	—	—	(15,145)	—	—	26,893	11,748
Tax benefit associated with exercise of stock options	—	—	1,009	—	—	—	1,009

Balances at December 31, 2002	$477	$(2,000)	$1,560,785	$21,730	$350,369	$(603,056)	$1,328,305

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2002	2001	2000

	(Amounts in thousands)
Operating activities:
Net (loss) income	$(757,829)	$19,006	$161,040
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Cumulative effect of a change in accounting principle	897,000	—	—
Depreciation and amortization	50,284	65,808	47,346
Amortization of intangible assets	23,600	23,781	24,496
Deferred income taxes	18,559	(3,966)	6,107
Loss on disposal of property, plant and equipment and other	12,793	6,053	7,664
Marketable and other securities impairment for other than temporary declines in value	12,543	—	—
Employer benefit plan contributions in treasury stock	12,132	—	—
Amortization of capitalized loan fees	7,784	7,560	4,846
Provision for doubtful accounts	6,346	22,070	37,598
Impairment, disposition, restructuring, Office of Personnel Management and other charges (credits), net	3,774	61,157	8,766
Amortization of notes receivable from sale of fixed assets	(3,107)	—	—
Tax benefit realized for stock option exercises	1,009	21	1,801
Unearned compensation amortization	693	3,632	—
Amortization of discount on 10 3/4% senior notes	266	—	—
Adjustment to cash received in purchase transaction	17	—	—
Amortization of goodwill	—	59,115	58,721
Gain on early retirement of debt	—	(1,800)	—
Minority interest in consolidated subsidiary	—	—	(637)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Receivables, net	82,592	16,070	(122,194)
Prepaid expenses and other assets	2,404	7,837	24
Medical claims and benefits payable	(51,400)	(174,900)	371,584
Accounts payable and accrued liabilities:
Payment for Office of Personnel Management settlement, net of amounts received	(65,441)	—	—
Other changes in accounts payable and accrued liabilities	61,479	(25,216)	(2,079)
Unearned premium revenue	(73,119)	(47,305)	26,153

Net cash flows provided by operating activities	242,379	38,923	631,236

Investing activities:
(Purchase) sale of marketable securities, net	(113,987)	(190,401)	177,598
Purchase of marketable securities-restricted, net	(117,368)	(17,765)	(7,660)
Purchase of property, plant and equipment	(59,274)	(77,301)	(105,256)
Proceeds from the sale of property, plant and equipment	12,492	25,139	3,596
Net cash (paid for) acquired from acquisitions	—	(500)	4,098

Net cash flows provided by (used in) investing activities	(278,137)	(260,828)	72,376

Financing activities:
Principal payments on long-term debt	(554,308)	(30,284)	(400,200)
Proceeds from borrowings of long-term debt	496,945	—	261,917
Proceeds from issuance of convertible subordinated debentures	135,000	—	—
Principal payments on FHP senior notes	(41,750)	—	—
Credit facility amendment fees and expenses	(37,789)	(12,949)	—
Proceeds from draw down under equity commitment arrangement	8,928	—	—
Proceeds from issuance of common and treasury stock	4,916	83	2,466
Payments on software financing agreement	(2,231)	—	—
Common stock registration fees	(23)	—	—
Purchase of minority interest in consolidated subsidiary	—	(8,821)	—
Common stock repurchases	—	—	(173,332)
Cash received from minority stockholders	—	—	8,108

Net cash flows provided by (used in) financing activities	9,688	(51,971)	(301,041)

Net (decrease) increase in cash and equivalents	(26,070)	(273,876)	402,571
Beginning cash and equivalents	977,759	1,251,635	849,064

Ending cash and equivalents	$951,689	$977,759	$1,251,635

See accompanying notes.
Table continued on next page

PACIFICARE HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2002	2001	2000

	(Amounts in thousands)
Supplemental cash flow information:
Cash paid (received) during the year for:
Income taxes, net of refunds	$(68,123)	$7,328	$115,092
Interest	$68,732	$73,140	$71,034
Supplemental schedule of noncash investing and financing activities:
Details of cumulative effect of a change in accounting principle:
Goodwill impairment	$929,436	$—	$—
Less decrease in deferred liability	(32,436)	—	—

Goodwill impairment, net of tax	$897,000	$—	$—

Stock-based compensation	$1,915	$(506)	$6,325

Treasury stock reissued in exchange for retirement of long-term debt:
Treasury stock	$5,218	$38,821	$—
Additional paid-in capital	(2,398)	(28,621)	—
Long-term debt retired	(3,000)	(12,000)	—

Extraordinary gain on early retirement of debt	$(180)	$(1,800)	$—

Details of accumulated other comprehensive income:
Change in unrealized gains on marketable securities	$31,720	$7,939	$34,935
Less change in deferred income taxes	(11,941)	(3,013)	(13,514)

Change in stockholders’ equity	$19,779	$4,926	$21,421

Details of assets sold:
Net book value of assets sold	$—	$(42,000)	$—
Less cash received	—	25,000	—

Note receivable from sale of assets	$—	$(17,000)	$—

Details of businesses acquired in purchase transactions:
Fair value of assets acquired	$—	$3,245	$263,936
Less liabilities assumed or created	—	(2,745)	(134,243)

Cash paid for fair value of assets acquired	—	500	129,693
Cash acquired in acquisitions	—	—	(133,791)

Net cash paid for (acquired in) acquisitions	$—	$500	$(4,098)

Details of discount on 10 3/4% senior notes:
Discount	$(3,055)	$—	$—
Amortization	266	—	—

Net discount on notes payable	$(2,789)	$—	$—

Details of assets acquired:
Net book value of assets acquired	$(13,674)	$—	$—
Note payable	13,674	—	—

Cash paid for assets acquired	$—	$—	$—

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

Organization and Operations. PacifiCare Health Systems, Inc. offers managed care and other health insurance products to employer groups and Medicare beneficiaries in eight Western states and Guam. Our commercial and senior medical plans are designed to deliver quality health care and customer service to members cost-effectively. These programs include health maintenance organizations, or HMOs, preferred provider organizations, or PPOs, and Medicare supplement products. We also offer a variety of specialty managed care products and services that employees can purchase as a supplement to our basic commercial and senior plans or as stand-alone products. These products include pharmacy benefit management, or PBM, behavioral health services, group life and health insurance and dental and vision benefit plans.

Consolidation. The accompanying consolidated financial statements include the accounts of the parent company and all significant subsidiaries that are more than 50% owned and controlled. All significant intercompany transactions and balances were eliminated in consolidation.

Segment Information. We present segment information externally the same way management uses financial data internally to make operating decisions and assess performance. Because we sell health care packages in the form of bundled managed care and supplemental managed care products to members of all ages, we have one reportable operating segment. These managed care members generally fall within two product lines, commercial and senior. Revenues from non-Medicare members, generally employees or early retirees of businesses, are reported in the commercial product line. Revenues from our Medicare customers are reported in the senior product line. Our single largest customer is the federal government. Sources of federal government revenues include revenues from Medicare beneficiaries and from federal employees covered by the Federal Employee Health Benefits Program, or FEHBP, who are included in our commercial product line. Federal government revenues were $6.3 billion in 2002, $7.1 billion in 2001 and $6.7 billion in 2000.

Use of Estimates. In preparing the consolidated financial statements, we must use some estimates and assumptions that may affect reported amounts and disclosures. We use estimates most often when accounting for:

•	Allowances for doubtful premiums and accounts receivable;

•	Provider receivables and reserves;

•	Internally developed software;

•	Impairment of long-lived assets;

•	Medical claims and benefits payable;

•	Professional and general liability; and

•	Reserves relating to the United States Office of Personnel Management, or “OPM”.

We are also subject to risks and uncertainties that may cause actual results to differ from estimated results, such as changes in the health care environment, competition and legislation.

Reclassifications. We reclassified certain prior year amounts in the accompanying consolidated financial statements to conform to the 2002 presentation.

2.     Significant Accounting Policies

Cash and Equivalents. Cash and equivalents include items such as money market funds and certificates of deposit, with maturity periods of three months or less when purchased.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Concentrations of Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of investments in marketable securities and commercial premium receivables. Our short-term investments in marketable securities are managed by professional investment managers within guidelines established by our board of directors that, as a matter of policy, limit the amounts that may be invested in any one issuer. Concentrations of credit risk with respect to commercial premium receivables are limited due to the large number of employer groups comprising our customer base. We had no significant concentrations of credit risk at December 31, 2002.

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

Long-Lived Assets.

Property, Plant and Equipment. We record property, plant and equipment at cost. We capitalize replacements and major improvements and certain internal and external costs associated with the purchase or development of internal-use software. We charge repairs and maintenance to expense as incurred. We eliminate the costs and related accumulated depreciation when we sell property, plant and equipment, and any resulting gains or losses are included in net income. We depreciate property, plant and equipment, including assets under capital leases, evenly over the assets’ useful lives ranging from three to 25 years. We amortize leasehold improvements evenly over the shorter of the lease term or five years. We amortize software costs evenly over estimated useful lives ranging from three to five years. Accumulated depreciation and amortization on property, plant and equipment totaled $192 million at December 31, 2002 and $164 million at December 31, 2001.

Long-lived Asset Impairment. We review long-lived assets, including identified intangible assets, for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. We consider assets to be impaired and write them down to fair value if expected associated undiscounted cash flows are less than the carrying amounts. Fair value is determined based on the present value of the expected associated cash flows.

In August 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets to Be Disposed Of. SFAS No. 144 retained many of the fundamental impairment recognition and measurement criteria of SFAS No. 121, including recognizing impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In addition, SFAS No. 144 removed goodwill from its scope and modified the criteria required to classify an asset as held-for-sale. The statement is effective for our consolidated financial statements beginning January 1, 2002. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations in 2002.

Goodwill and Intangible Assets. When we acquire a business, we allocate the excess of the purchase price over the fair value of the net assets acquired to goodwill and identified intangible assets. Prior to 2002, we amortized goodwill and intangible assets evenly over periods ranging from three to 40 years and tested for impairment in accordance with SFAS No. 121. Under SFAS No. 121, we applied an undiscounted cash flow model to assess the fair value of our reporting units, which did not result in the recognition of goodwill impairment in 2001. On January 1, 2002, we adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill is no longer amortized, but is subject to impairment tests on an annual basis or more frequently if impairment indicators exist. The tests for measuring goodwill impairment under SFAS No. 142 are more stringent than the previous tests required by SFAS No. 121. See Note 7, “Goodwill and Intangible Assets.”

Minority Interest. In June 2000, PacifiCare and Compaq Computer Corporation, or Compaq, agreed to jointly invest in a newly formed Internet company for seniors called SeniorCo, Inc. PacifiCare had majority ownership with approximately 80% of the outstanding voting shares at December 31, 2000. The 2000 operating results of this entity were included in our consolidated financial statements from the date of its formation, partially offset by the portion of operating results allocated to minority stockholders, primarily Compaq. In the first quarter of 2001, we purchased all outstanding stock of SeniorCo, Inc. from minority stockholders, for $9 million. Of this amount, $6 million was paid to Compaq, as a return on their original investment of $8 million. No operating results were allocated to minority stockholders in 2002 or 2001.

Premiums and Revenue Recognition. We report prepaid health care premiums received from our HMOs’ enrolled groups as revenue in the month that enrollees are entitled to receive health care. We record premiums received in advance as unearned premium revenue. Funds received under the federal Medicare program accounted for approximately 53% in 2002, 59% in 2001 and 57% in 2000 as a percentage of total premiums.

Health Care Services. Our HMOs arrange for comprehensive health care services to their members through capitation or risk-based arrangements. Capitation is a fixed monthly payment made without regard to the frequency, extent or nature of the health care services actually furnished. We provide benefits to enrolled members generally through our contractual relationships with physician groups and hospitals. Our contracted physicians and hospitals may, in turn, contract with specialists or referral physicians and hospitals for specific services and are responsible for any related payments to those referral physicians and hospitals. Risk-based arrangements include shared-risk and fee-for-service contracts. Under the shared-risk contracts, we share the risk of health care costs with parties not covered by our capitation arrangements. Under fee-for-service contracts, we contract with certain hospitals and ancillary providers, as well as some individual physicians or physician organizations, to provide services to our members based on modified discounted fee schedules for the services provided. Expenses related to these programs that are based in part on estimates are recorded in the period in which the related services are dispensed. The cost of health care provided is accrued in the period it is dispensed to the enrolled members, based in part on estimates for hospital services and other health care costs that have been incurred but not yet reported, or IBNR.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management develops these estimates using standard actuarial methods which include, among other factors, the average interval between the date services are rendered and the date claims are received and/or paid, denied claims activity, disputed claims activity, expected health care cost inflation, utilization, seasonality patterns and changes in membership. The estimates for submitted claims and IBNR claims liabilities are made on an accrual basis and adjusted based on actual claims data in future periods as required. For new products, such as our PPO products, estimates are initially based on health care cost data provided by third parties. This data includes assumptions for member age, gender and geography. The models that we use to prepare estimates for each product are adjusted as we accumulate actual claims data. Such estimates could materially understate or overstate our actual liability for medical claims and benefits payable. These estimates are reviewed by outside parties and state regulatory authorities on a periodic basis. The estimates for submitted claims and IBNR claims liabilities are made on an accrual basis and adjusted in future periods as required. Adjustments to prior period estimates, if any, are included in current operations. We have also recorded reserves, based in part on estimates, to indemnify our members against potential claims made by specialists or other providers whose fees should have been paid by the insolvent medical groups. See Note 11, “Contingencies.” Our HMOs have stop-loss insurance to cover unusually high costs of care when incurred beyond a predetermined annual amount per enrollee.

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

Stock-Based Compensation. We use Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, to account for our employee stock-based compensation plans. Because we typically set the exercise price of options granted at our stock’s market price on the grant date, there is no associated compensation expense.

Taxes Based on Premiums. Certain states in which we do business require the payment of excise, per capita or premium taxes based on a specified rate for enrolled members or a percentage of billed premiums. Such taxes may be levied instead of state income tax. These taxes are recorded in selling, general and administrative expenses, and totaled $27 million in 2002, $26 million in 2001 and $30 million in 2000.

Income Taxes. We recognize deferred income tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities. We measure deferred tax assets and liabilities by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. See Note 8, “Income Taxes.”

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings per Share. We calculated the denominators for the computation of basic and diluted earnings per share as follows:

	2002	2001	2000

	(Amounts in thousands)
Shares outstanding at the beginning of the period(1)	34,447	33,454	37,252
Weighted average number of shares issued (acquired):
Treasury stock reissued (acquired), net	659	212	(2,274)
Stock options exercised	131	109	94

Denominator for basic earnings per share	35,237	33,775	35,072
Employee stock options and other dilutive potential common shares(2)(3)	—	254	95

Denominator for diluted earnings per share(2)(3)	35,237	34,029	35,167

(1)	Excludes 112,976 and 89,951 shares of restricted common stock which have been granted but have not vested as of December 31, 2002 and 2001, respectively.

(2)	Certain options to purchase common stock were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock for the periods presented. For the years ended December 31, 2001 and 2000, these weighted options outstanding totaled 6.1 million shares and 8.0 million shares, respectively, with exercise prices ranging from $24.69 to $114.00 per share.

(3)	Employee stock options and other dilutive potential common shares for the year ended December 31, 2002 were not included in the calculation of diluted earnings per share because they were antidilutive.

3.     Marketable Securities

The following table summarizes marketable securities as of the dates indicated:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(Amounts in thousands)
Marketable securities:
U.S. government and agency	$339,514	$9,010	$(1,696)	$346,828
State, municipal and state and local agency	391,370	16,057	(759)	406,668
Corporate debt and other securities	429,876	15,726	(3,581)	442,021

Total marketable securities	1,160,760	40,793	(6,036)	1,195,517

Marketable securities-restricted:
U.S. government and agency	103,287	2,542	—	105,289
State, municipal and state and local agency	25,679	736	(68)	26,347
Corporate debt and other securities	57,223	924	(2)	58,145

Total marketable securities-restricted	186,189	4,202	(70)	190,321

Balance at December 31, 2002	$1,346,949	$44,995	$(6,106)	$1,385,838

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(Amounts in thousands)
Marketable securities:
U.S. government and agency	$355,234	$2,227	$(1,739)	$355,722
State, municipal and state and local agency	288,581	2,564	(1,199)	289,946
Corporate debt and other securities	415,501	5,231	(4,047)	416,685

Total marketable securities	1,059,316	10,022	(6,985)	1,062,353

Marketable securities-restricted:
U.S. government and agency	60,402	1,220	(25)	61,597
State, municipal and state and local agency	33,298	242	(56)	33,484
Corporate debt and other securities	18,467	610	—	19,077

Total marketable securities-restricted	112,167	2,072	(81)	114,158

Balance at December 31, 2001	$1,171,483	$12,094	$(7,066)	$1,176,511

As of December 31, 2002 the contractual maturities of our marketable securities were as follows:

			Marketable Securities —
	Marketable Securities		Restricted

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Amounts in thousands)
Due in one year or less	$89,716	$88,257	$56,097	$56,209
Due after one year through five years	312,189	326,549	106,999	110,244
Due after five years through ten years	376,401	392,458	16,009	16,672
Due after ten years	382,454	388,253	7,084	7,196

	$1,160,760	$1,195,517	$186,189	$190,321

Proceeds from sales and maturities of marketable securities were $7.7 billion in 2002, $8.8 billion in 2001 and $7.1 billion in 2000. Gross realized gains and gross realized losses are included in net investment income under the specific identification method.

4.     Dispositions

2002 Dispositions. In the fourth quarter of 2002, we entered into an agreement with HEALTHvision under which HEALTHvision acquired the e-prescribing assets of our subsidiary MEDeMORPHUS Healthcare Solutions, Inc. in exchange for assuming certain liabilities. Under this agreement, HEALTHvision assumed responsibility for MEDeMORPHUS’s existing contracts with more than 1,600 physicians, including the delivery of MEDeMORPHUS’s handheld devices and wireless functionality. In connection with the sale of assets, we recognized pretax charges of $9 million ($6 million or $0.15 diluted loss per share, net of tax). See Note 10, “Impairment, Disposition, Restructuring, Office of Personnel Management and Other Charges (Credits).”

2000 Dispositions. In June 2000, we announced our intention to exit our Ohio HMO operations. This plan affected approximately 35,000 commercial members and 3,500 Medicare members located in Ohio and Kentucky who were enrolled in our plans during 2000. The exit was completed in January 2001. We entered into an agreement with Anthem Blue Cross and Blue Shield to assist in transitioning Ohio’s commercial membership. Medicare members were provided a choice of another Medicare+Choice HMO or traditional fee-for-service Medicare. In connection with the disposition, we recognized pretax charges of

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately $4 million ($2 million or $0.07 diluted loss per share, net of tax). See Note 10, “Impairment, Disposition, Restructuring, Office of Personnel Management and Other Charges (Credits).”

5.     Long-Term Debt and Other Commitments

Our contractual cash obligations as of December 31, 2002, including long-term debt and other commitments, were as follows:

	Payments Due by Period

	Total	2003	2004	2005	2006	2007	Thereafter

	(Amounts in millions)
Long-term debt:
10 3/4% senior notes, net of discount	$497	$—	$—	$—	$—	$—	$497
Senior credit facility	151	61	81	9	—	—	—
Convertible subordinated debentures	135	—	—	—	—	—	135
FHP senior notes(1)	43	43	—	—	—	—	—
Database financing agreement	11	3	5	3	—	—	—
Other	2	—	—	—	—	—	2

Total long-term debt commitments	839	107	86	12	—	—	634

Other commitments:
Information technology outsourcing contracts	1,275	174	168	158	139	132	504
Operating leases	176	41	34	28	25	21	27

Total other commitments	1,451	215	202	186	164	153	531

Total contractual cash obligations	$2,290	$322	$288	$198	$164	$153	$1,165

(1)	As of December 31, 2002, we had $43 million available in a restricted cash collateral account that will be used to repurchase or repay the FHP senior notes.

Convertible Subordinated Debentures. In the fourth quarter of 2002 we sold $135 million in aggregate principal amount of 3% convertible subordinated debentures due in 2032 through a private placement. We used a portion of the net proceeds from the debentures to repay $53 million in indebtedness under our term loan facility. The debentures are convertible into common stock under certain conditions, including satisfaction of a market price condition for our common stock, satisfaction of a trading price condition relating to the debentures, upon notice of redemption, or upon specified corporate transactions. Each $1,000 of the debentures is convertible into 23.8095 shares of our common stock. Beginning in October 2007, we may redeem for cash all or any portion of the debentures, at a purchase price of 100% of the principal amount plus accrued interest, upon not less than 30 nor more than 60 days’ written notice to the holders. Beginning in October 2007, and in successive 5-year increments, our holders may require us to repurchase the debentures for cash at a repurchase price of 100% of the principal amount plus accrued interest. Our payment obligations under the debentures are subordinated to our senior indebtedness, and effectively subordinated to all indebtedness and other liabilities of our subsidiaries. In connection with the debentures offering, we incurred approximately $5 million in fees that will be amortized over the initial five-year term of the debentures.

10 3/4% Senior Notes. In May 2002, we sold $500 million in aggregate principal amount of 10 3/4% senior notes due in 2009 through a private placement. The 10 3/4% senior notes were issued at 99.389%, for a discount of $3 million that will be amortized over the term of the notes. We used a portion of the net proceeds from the 10 3/4% senior notes to repay $369 million in indebtedness under our senior credit facility,

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

including $315 million under our term loan facility and $54 million under our revolving credit facility. Additionally, we used $85 million of the net proceeds to fund a restricted cash collateral account that has been and will be used, subject to our being in compliance with the senior credit facility, to repurchase or repay the FHP senior notes prior to or on their stated maturity date. As of December 31, 2002, we had used $42 million of the restricted cash collateral account to purchase and permanently retire FHP senior notes. We also used $22 million of the net proceeds as a deposit against outstanding letters of credit under our senior credit facility. We subsequently replaced all but approximately $1 million of these letters of credit, and the corresponding deposits were released to us. As of December 31, 2002, our letter of credit commitments totaled $19 million, and were backed by funds deposited in restricted cash accounts maintained by us. In connection with the 10 3/4% senior notes offering, we incurred approximately $20 million in fees that will be amortized over the term of the notes.

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

Certain of our domestic, unregulated subsidiaries fully and unconditionally guarantee the 10 3/4% senior notes. Certain of our other domestic, unregulated subsidiaries are currently restricted from guaranteeing the 10 3/4% senior notes by the terms of the FHP senior notes, but will fully and unconditionally guarantee the 10 3/4% senior notes once we permanently repay the FHP senior notes. See Note 13, “Financial Guarantees.”

Senior Credit Facility. In April 2002, we executed an amendment with our lenders to extend the maturity date of our senior credit facility to January 3, 2005. Since December 31, 2001, we have repaid indebtedness under the senior credit facility as follows:

		Revolving
	Term Loan	Credit
	Facility	Facility	Total

	(Amounts in millions)
Balance at December 31, 2001	$650	$55	$705
Proceeds applied from funding of 10 3/4% senior notes	(315)	(54)	(369)
Scheduled payments	(60)	—	(60)
Proceeds applied from funding of convertible subordinated debentures	(53)	—	(53)
Proceeds applied from sales of property	(35)	—	(35)
Payments under amendment to senior credit facility	(32)	—	(32)
Proceeds applied from equity commitment arrangement	(4)	(1)	(5)

Balance at December 31, 2002	$151	$—	$151

The senior credit facility amortizes at a rate of $25 million per quarter. Each quarterly amortization payment includes a $20 million cash payment on the term loan facility and a $5 million reduction in borrowing capacity under the revolving credit facility. As of December 31, 2002, the total size of the committed revolving credit facility was $36 million, of which at least $35 million was available for borrowing.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The interest rates per annum applicable to amounts outstanding under the term loan facility and revolving credit facility were increased in connection with the amendment of our senior credit facility and are, at our option, either the administrative agent’s publicly announced “prime rate” (or, if greater, the Federal Funds Rate plus 0.5%) plus a margin of 4% per annum, or the rate of Eurodollar borrowings for the applicable interest period plus a margin of 5% per annum. Based on our outstanding balance under the credit facility as of December 31, 2002, our average overall interest rate, excluding the facility fee, was 6.4% per annum. In connection with the restructuring of our long-term debt, we wrote off unamortized senior credit facility fees, and paid advisory fees totaling $19 million ($12 million or $0.35 diluted loss per share, net of tax) during 2002.

The terms of the senior credit facility contain various covenants usual for financings of this type, including a minimum net worth requirement, a minimum fixed-charge coverage requirement and a maximum debt to earnings before interest, taxes, depreciation and amortization, or EBITDA, requirement. At December 31, 2002, we were in compliance with all of these covenants. Our domestic, unregulated subsidiaries provide guarantees and have granted security interests to the lenders in substantially all of their personal property to collateralize our obligations under the senior credit facility. We have also pledged the equity of certain of our subsidiaries to the lenders under the senior credit facility.

FHP Senior Notes. We had $43 million in senior notes outstanding as of December 31, 2002 that we assumed when we acquired FHP International Corporation, or FHP, in 1997. These notes mature on September 15, 2003, and bear interest at 7% payable semiannually. As described above, $85 million of the net proceeds from the 10 3/4% senior notes offering was used to fund a restricted cash collateral account that has been and will be used, subject to our being in compliance with the senior credit facility, to repurchase or repay the FHP senior notes prior to or on their stated maturity date. As of December 31, 2002, we had used $42 million of the restricted cash collateral account to purchase and permanently retire FHP senior notes. Additionally, in May 2002, we retired $3 million of the FHP senior notes by exchanging approximately 0.1 million shares of our common stock for those FHP senior notes. We reissued treasury stock to provide the common stock used in the exchange. The FHP senior notes share in the collateral securing our obligations under our senior credit facility.

Database Financing Agreement. In August 2002, we entered into a payment plan agreement to purchase database licenses, financial accounting system software and related maintenance in connection with the implementation of our Information Technology, or IT, initiatives. We financed $14 million of this purchase, payable in quarterly installments through July 2005. The interest imputed on the payment plan agreement ranges from 4% to 5.3%.

Letters of Credit. Letters of credit are purchased guarantees that ensure our performance or payment to third parties in connection with professional liability insurance policies and lease commitments. Letters of credit commitments totaled $19 million at December 31, 2002 and $33 million at December 31, 2001. As of December 31, 2002, our letters of credit commitments were backed by funds deposited in restricted cash accounts maintained by us.

Information Technology Outsourcing Contracts. In December 2001, we entered into a 10-year contract to outsource our IT operations to International Business Machines Corporation, or IBM. Under the contract, IBM is the coordinator of our IT outsourcing arrangement, and will provide IT services and day-to-day management of our IT infrastructure, including data center operations, support services and information distribution. In January 2002, we entered into a 10-year contract to outsource our IT software applications maintenance and enhancement services to Keane, Inc., or Keane. Our total cash obligations for base fees under these contracts over the 10-year terms will be $1.3 billion. However, because we have the ability to reduce services from the vendors under the contracts, our ultimate cash commitment may be less than the stated contract amounts. The contracts also provide for variable fees, based on services provided above certain contractual baselines. During 2002, we entered into additional services contracts

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with IBM totaling $127 million over the remaining term of the original contract. Additionally, in the event of contract termination, we would be responsible to pay termination fees to IBM and Keane. These termination fees decline as each successive year of the contract term is completed. In connection with these outsourcing agreements, we transitioned approximately 550 employee positions to IBM and Keane in March 2002.

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

Operating Leases. We lease office space and equipment under various non-cancelable operating leases. Rent expense totaled $76 million in 2002, $57 million in 2001, and $62 million in 2000.

6.     Stockholders’ Equity

Stockholder Rights Agreement. In November 1999, our board of directors adopted a stockholder rights agreement to protect stockholder rights in the event of a proposed takeover. The board of directors declared a dividend of one right for each share of our common stock outstanding as of November 19, 1999. The right entitles the registered holder to purchase from PacifiCare 1/ 100th of a share of Series A junior participating preferred stock at a price of $180 per 1/ 100th of a preferred share. Similar rights will generally be issued in respect of common stock issued after November 19, 1999.

Restricted Stock Awards. In the first quarter of 2001, as part of an employee recognition and retention program, we granted 84,000 shares of our restricted common stock to certain employees in exchange for the cancellation of outstanding stock options to acquire approximately 1.5 million shares of our common stock with exercise prices per share of $53.00 or more. Approximately 1,593,000 stock options were cancelled in the exchange. An additional 90,000 shares of restricted common stock were granted to others who did not participate in the option exchange. During 2002, as part of an employee recognition and retention program, we granted an additional 53,000 shares of our restricted common stock to certain employees for their outstanding performance. Restrictions on the 84,000 shares expired on December 10, 2001 for holders who remained employees of PacifiCare on that date. Restrictions on the 90,000 and 53,000 shares, respectively, will expire, and related charges are being amortized as earned over the vesting period, not to exceed four years. 3,200 restricted shares were forfeited for the year ended December 31, 2001. None were forfeited during the year ended December 31, 2002.

All shares of restricted stock were issued from our 1996 Officer and Key Employee Stock Option Plan, as amended. For employees, the amount of unearned compensation recorded is based on the market value of the shares on the date of issuance and is included as a separate component of stockholders’ equity. For non-employees, the amount of unearned compensation is based on the fair value of the shares at each reporting period until the shares are vested. Unearned compensation totaled $2 million and $1 million as of December 31, 2002 and 2001, respectively. Related expenses (charged to selling, general and administrative expenses) were $1 million and $3 million for the years ended December 31, 2002 and 2001.

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

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Treasury Stock. As of December 31, 2002, we held approximately 11.7 million shares of treasury stock totaling $603 million. During the year ended December 31, 2002, we reissued approximately 1.1 million shares of treasury stock in connection with our employee benefit plans, the early retirement of FHP senior notes, and a draw down of the Acqua Wellington equity commitment arrangement. We will continue to reissue treasury stock in connection with our employee benefit plans and future draw downs, if any, under the Acqua Wellington equity commitment arrangement, or for other corporate purposes.

Minority Interest. In the first quarter of 2001, we purchased all outstanding stock of SeniorCo, Inc. from minority stockholders for $9 million. Of this amount, $6 million was paid to Compaq Computer Corporation, as a return on their original investment of $8 million. No operating results were allocated to minority stockholders in 2002 or 2001.

7.     Goodwill and Intangible Assets.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized, but is subject to impairment tests on an annual basis or more frequently if impairment indicators exist. Under the guidance of SFAS No. 142, we used a discounted cash flow methodology to assess the fair values of our reporting units as of January 1, 2002. For reporting units with book equity values that exceeded the fair values, we performed a hypothetical purchase price allocation. Impairment was measured by comparing the goodwill derived from the hypothetical purchase price allocation to the carrying value of the goodwill balance. As a result, we recognized $897 million (net of $32 million of deferred tax liability reversals) of goodwill impairment as the cumulative effect of a change in accounting principle during the three months ended March 31, 2002. The following table reflects consolidated results adjusted as though the adoption of the SFAS No. 142 non-amortization of goodwill provisions occurred for the years ended December 31, 2000 and 2001:

	Year Ended December 31,

	2001			2000

	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted

	(Amounts in thousands, except per-share data)
Net income	$19,066	$57,411	$76,417	$161,040	$57,057	$218,097
Basic earnings per share	$0.56	$1.70	$2.26	$4.59	$1.63	$6.22
Diluted earnings per share	$0.55	$1.69	$2.25	$4.58	$1.62	$6.20

Other intangible assets will continue to be amortized over their useful lives. Under the current accounting rules and based on our current intangible assets, our future intangible asset amortization will be

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$22 million in 2003, $21 million in 2004, $17 million in 2005, $15 million in 2006 and $15 million in 2007. Balances of identified intangible assets, by major class, were as follows for the periods indicated:

		Accumulated
	Cost	Amortization	Net Balance

	(Amounts in thousands)
Intangible assets:
Employer groups	$243,820	$105,406	$138,414
Provider networks	121,051	17,986	103,065
Other	10,729	9,192	1,537

Balance at December 31, 2002	$375,600	$132,584	$243,016

Intangible assets:
Employer groups	$243,820	$86,738	$157,082
Provider networks	121,051	14,395	106,656
Other	10,729	7,851	2,878

Balance at December 31, 2001	$375,600	$108,984	$266,616

8.     Income Taxes

The tax effects of the major items recorded as deferred tax assets and liabilities were as follows:

	2002	2001

	(Amounts in thousands)
Current deferred tax assets (liabilities):
Accrued expenses	$48,632	$65,329
Medical claims and benefits payable	28,453	29,919
Restructuring	11,275	15,420
Accrued compensation	16,588	15,190
Provider receivables	14,204	6,681
Prepaid expenses	(10,130)	(6,309)
State franchise taxes	2,039	2,818
Unrealized gains on marketable securities	(13,027)	(1,085)
Other	2,724	4,196

	$100,758	$132,159

Non-current deferred tax (liabilities) assets:
Identifiable intangibles	$(91,402)	$(100,538)
Goodwill amortization(1)	6,860	(24,131)
Depreciation and software amortization	(21,131)	(12,458)
Other	1,883	—

	$(103,790)	$(137,127)

(1)	Non-current deferred tax liabilities for 2002 reflect a $32 million adjustment for the tax impact of the cumulative effect of a change in accounting principle. See Note 7, “Goodwill and Intangible Assets.”

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes consisted of the following:

	2002	2001	2000

	(Amounts in thousands)
Current:
Federal	$60,063	$34,286	$106,529
State	4,170	8,051	14,410

Total current	64,233	42,337	120,939

Deferred:
Federal	15,321	959	6,507
State	3,238	(4,925)	(400)

Total deferred	18,559	(3,966)	6,107

Provision for income taxes	$82,792	$38,371	$127,046

Reconciliations of the U.S. statutory income tax rate to our effective tax rate were as follows:

	2002	2001	2000

Computed expected provision	35.0%	35.0%	35.0%
Amortization of intangibles	—	32.3	6.4
Tax-exempt interest	(2.1)	(8.6)	(2.1)
State taxes, net of federal benefit	3.2	3.6	3.2
Nondeductible expenses	0.9	3.2	0.2
Other, net	0.3	2.4	1.4

Provision for income taxes	37.3%	67.9%	44.1%

9.     Employee Benefit Plans

Savings and profit-sharing plans. Most of our employees may participate in our savings and profit-sharing plan. Features of the plan in 2002 were as follows:

•	Participants could defer up to 15% of annual compensation;

•	We matched one-half of the deferral, up to 3% of annual compensation per employee; and

•	We automatically contributed 3% of annual compensation per employee to all employees participating in the plan.

The plan authorizes us to contribute a discretionary amount to each employee’s account, generally based on a percentage of pretax income. We did not contribute a discretionary amount in 2002, 2001 or 2000. Charges to income for the plan were $18 million in 2002, $19 million in 2001 and $19 million in 2000.

Employee Stock Purchase Plan. In September 2001, our board of directors adopted a non-compensatory employee stock purchase plan, or ESPP. The ESPP provides that up to 1,100,000 shares of our common stock can be sold to our employees. Employees who elect to participate in the ESPP may have from 1% to 15% of their after-tax earnings withheld and applied to the purchase of these shares. The purchase price under the ESPP is 85% of the lower of the market price of our common stock on the offering date (generally the first day of each offering period, except for the first offering period where the offering date was the date of stockholder approval), or on the purchase date. Each offering period is two years, and there are four purchase dates within each offering period. Purchase dates are the last day of each six-

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

month purchase period within the offering period. Our first offering period commenced February 1, 2002 and will end on January 31, 2004. Approximately 1,000 employees elected to participate in the first offering period.

Stock Incentive Plans.

Employee Plans. As of December 31, 2002, under the 2000 and 1996 Employee Plans, we could grant officers and employees the following stock incentives:

•	Options to purchase shares of common stock at no less than 100% of the market price on the date the options are granted;

•	Shares of vested or unvested common stock; and

•	Stock appreciation rights.

Stock options typically vest over four years in equal increments, and expire 10 years after the grant date. In late 2001, we granted approximately two million options that vest over two years. Awards under the Employee Plans are generally subject to continuous employment. As of December 31, 2002, approximately 3.4 million shares were available for awards under the Employee Plans.

Premium Plan. In 1997 and 1998, we granted certain executives options to purchase 2.6 million shares of our common stock under the Premium Plan. One-half of these options vested in 1999 when the closing market price of our common stock reached $92.50. As of December 31, 2002, 0.3 million of the vested premium options were outstanding and will expire in 2007. The balance of the premium options expired because the closing market price of our common stock did not reach $114.00 prior to October 6, 2002. There are no shares available for future awards under the Premium Plan.

Director Plans. As of December 31, 2002 under the 2000 and 1996 Director Plans, we could grant non-employee directors the following stock incentives:

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

Stock options granted under the Director Plans vest immediately on the grant date, but the associated common stock may not be sold within six months after the grant date. As of December 31, 2002, approximately 0.2 million shares were available for awards under the Director Plans.

Our stock incentive plans provide for accelerated exercisability of plan awards if certain events relating to a change of control, merger, sale of assets or liquidation of PacifiCare were to occur.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nonqualified stock option activity for all plans was as follows:

		Weighted Average	Options	Weighted Average
	Options	Exercise Price	Exercisable	Exercise Price

Outstanding at December 31, 1999	7,741,640	$74.41	2,981,611	$72.89
Granted at market price	3,026,498	$46.72	—	$—
Exercised	(143,913)	$14.89	—	$—
Canceled	(1,709,637)	$74.86	—	$—

Outstanding at December 31, 2000	8,914,588	$65.88	3,807,478	$72.55
Granted at market price	2,762,162	$17.77	—	$—
Exercised	(4,800)	$17.25	—	$—
Canceled	(3,679,599)	$72.16	—	$—

Outstanding at December 31, 2001	7,992,351	$46.40	3,597,517	$63.82
Granted at market price	1,891,172	$19.46	—	$—
Exercised	(206,563)	$15.22	—	$—
Canceled	(2,913,142)	$60.79	—	$—

Outstanding at December 31, 2002	6,763,818	$33.62	3,314,102	$44.68

The following is a summary of information about options outstanding and options exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of Exercise Prices	Outstanding	Life(1)	Exercise Price	Exercisable	Exercise Price

$10.06 - $14.70	755,438	8	$12.98	410,926	$12.91
$16.02 - $27.10	3,531,503	9	$18.71	910,328	$18.71
$30.91 - $46.03	692,981	7	$43.72	569,806	$43.79
$51.46 - $75.38	1,382,014	6	$61.70	1,021,160	$63.49
$79.50 - $92.50	401,882	5	$89.46	401,882	$89.46

	6,763,818			3,314,102

(1)	Weighted average contractual life remaining in years.

Pro Forma Stock Option Disclosure. We used the Black-Scholes option pricing model to calculate the fair value of grants in the years presented below. We applied the following assumptions to determine pro forma compensation expense:

	2002	2001	2000

Expected dividend yield	0%	0%	0%
Risk-free interest rate	3%	3%	6%
Expected stock price volatility	83%	110%	64%
Expected term until exercise (years)	2	2	2
Weighted average fair value of options on grant date:
Granted at market prices	$13.50	$12.59	$27.86

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We generally do not record compensation expense for stock option grants to employees since we use APB No. 25. The following table summarizes results as if we had recorded compensation expense using a Black-Scholes model for 2002, 2001 and 2000:

	2002	2001	2000

	(Amounts in thousands, except per share data)
Net (loss) income:
As reported	$(757,829)	$19,006	$161,040
Pro forma	$(775,320)	$12,579	$135,098
Basic (loss) earnings per share:
As reported	$(21.51)	$0.56	$4.59
Pro forma	$(22.00)	$0.37	$3.85
Diluted (loss) earnings per share:
As reported	$(21.51)	$0.55	$4.58
Pro forma	$(22.00)	$0.37	$3.84

These figures reflect only the impact of grants since October 1, 1995, and reflect only part of the possible compensation expense that we amortize over the vesting period of the grants (generally up to four years). Therefore, the effect on net income and earnings per share may differ in future years from the amounts shown above.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Impairment, Disposition, Restructuring, Office of Personnel Management and Other Charges (Credits)

We recognized net pretax charges (credits) in 2002, 2001 and 2000 as follows:

		Pretax		Diluted Loss
	Quarter	(Credits)	Net-of-Tax	(Earnings)
	Recognized	Charges	Amount	per Share(1)

	(Amounts in millions, except per share data)
2002
OPM credits	Total First	$(12.9)	$(8.1)	$(0.23)

Write off of unamortized senior credit facility fees and paid advisory fees	Total Second	18.3	11.4	0.32

OPM credits	Fourth	(11.1)	(6.9)	(0.19)
Loss on disposition of subsidiary	Fourth	9.0	5.6	0.15
Write off of unamortized senior credit facility fees and paid advisory fees	Fourth	1.1	0.7	0.02
Restructuring change in estimate	Fourth	(0.7)	(0.5)	(0.01)

Total impairment, disposition, restructuring, OPM and other charges (credits)	Total Fourth	(1.7)	(1.1)	(0.03)

Total net 2002 impairment, disposition, restructuring, OPM and other charges (credits)		$3.7	$2.2	$0.07

2001
Gain from contract termination agreement	First	$(1.2)	$(0.6)	$(0.02)
Restructuring change in estimate	First	0.3	0.1	—

	Total First	(0.9)	(0.5)	(0.02)

Restructuring change in estimate	Total Second	(0.3)	(0.1)	—

Debt offering costs	Third	3.1	1.5	0.04
Restructuring change in estimate	Third	(0.2)	(0.1)	—

	Total Third	2.9	1.4	0.04

Restructuring charge	Fourth	59.9	38.5	1.12
Restructuring change in estimate	Fourth	(0.5)	(0.2)	(0.01)

Total impairment, disposition, restructuring and other charges	Total Fourth	59.4	38.3	1.11

Total net 2001 impairment, disposition, restructuring, OPM and other charges (credits)		$61.1	$39.1	$1.13

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Pretax		Diluted Loss
	Quarter	(Credits)	Net-of-Tax	(Earnings)
	Recognized	Charges	Amount	per Share(1)

	(Amounts in millions, except per share data)
2000
Restructuring charge	First	$9.0	$5.2	$0.14
Other changes in estimates	First	(3.4)	(2.0)	(0.05)
OPM credits	First	(3.0)	(1.7)	(0.05)

Total impairment, disposition, restructuring, OPM and other charges	Total First	2.6	1.5	0.04

Loss on disposition of Ohio HMO	Second	3.8	2.2	0.06
Restructuring change in estimate	Second	(1.0)	(0.6)	(0.01)

Total impairment, disposition, restructuring and other charges	Total Second	2.8	1.6	0.05

Gain from license termination agreement	Third	(6.9)	(3.8)	(0.11)
Loss on disposition of Ohio HMO	Third	0.5	0.2	0.01
Restructuring change in estimate	Third	(0.4)	(0.2)	(0.01)

Total impairment, disposition, restructuring and other credits	Total Third	(6.8)	(3.8)	(0.11)

Restructuring charge	Fourth	15.2	8.5	0.25
Gain from contract termination agreement	Fourth	(4.4)	(2.5)	(0.07)
Restructuring change in estimate	Fourth	(0.6)	(0.3)	(0.01)

Total impairment, disposition, restructuring and other charges	Total Fourth	10.2	5.7	0.17

Total net 2000 impairment, disposition, restructuring, OPM and other charges (credits)		$8.8	$5.0	$0.15

(1)	The year to date diluted loss (earnings) per share is computed using the year to date weighted average common shares and equivalents outstanding and may not agree to the sum of each quarter.

2002. We recognized net pretax charges of $4 million as described below:

Write Off of Unamortized Senior Credit Facility Fees. During 2002, we recognized other charges of $19 million for the write off of unamortized senior credit facility fees in connection with our repayment of a significant portion of our senior credit facility, and for advisory fees paid in connection with the restructuring of our long-term debt. See Note 5, “Long-Term Debt and Other Commitments.”

OPM. During 2002, we recognized OPM credits of $24 million, representing a reduction to the net liability we had established in prior periods as a result of settlements with the OPM, the U.S. Department of Justice, or DOJ, and a private individual to settle disputes and a private lawsuit under the False Claims Act regarding alleged premium overcharges to the government for the period 1990 through 1997, primarily related to contracts held by FHP health plans prior to our acquisition of FHP in 1997. See Note 11, “Contingencies — OPM and Related Litigation.”

Loss on Disposition of Subsidiary. During the fourth quarter of 2002, we recognized disposition charges of $9 million, in connection with the sale of assets of our subsidiary, MEDeMORPHUS Healthcare

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Solutions, Inc. The charge included severance, legal and other expenses related to the disposition. See Note 4, “Dispositions.”

Restructuring Change in Estimates. During the fourth quarter of 2002, we recognized a credit of $0.7 million for changes in our December 2001 restructuring estimates related to severance and related employee benefits.

2001. We recognized net pretax charges of $61 million as described below:

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

Restructuring Charge. In December 2001, we announced a reorganization to enhance our focus on commercial business growth and to improve our operational efficiency. In connection with this reorganization, we terminated approximately 1,450 employees and we recognized a restructuring charge of $60 million in the fourth quarter of 2001. Of the $60 million charge, approximately $34 million represented a liability for cash payments, of which $0.6 million was paid during the fourth quarter of 2001 and the remainder will be paid throughout 2002 and 2003. Approximately $20 million of this restructuring charge was for severance and related employee benefits for employees whose positions will be eliminated by December 2003. More than half of the employee reductions were related to consolidation and standardization of company operations. As of December 31, 2002, approximately 1,170 employees had left and approximately 180 employees whose positions were eliminated had accepted other positions within the company. The remaining employees are expected to be terminated by December 2003. During 2002, we paid approximately $2 million to terminated employees.

The restructuring charge also included approximately $27 million related to our outsourcing of IT production. The charge primarily included abandoned software development projects and lease terminations. The remaining restructuring charge, or $13 million, related to lease terminations for excess office space related to the consolidation of our operations.

During 2002, we realized net annual selling, general and administrative savings of approximately $55 million as a result of our consolidation and standardization of operations from our December 2001 restructuring. We have and may continue to reinvest these savings in planned selling, general and administrative expenses, including an advertising campaign, new technology initiatives, and increased marketing expense related to marketing Prescription Solutions, our pharmacy benefit management, or PBM, company to unaffiliated members and plan sponsors.

2000. We recognized net pretax charges of $9 million as described below.

Gain from contract termination agreement. In the fourth quarter, we recognized other credits of $4 million for a gain from a contract termination agreement.

Gain from license termination agreement. In the third quarter, we recognized other credits of $7 million for a gain from a license termination agreement relating to our subsidiary, Secure Horizons USA, Inc.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

This gain was a result of an early termination of the license agreement between Presbyterian Healthcare Services, Inc. and Secure Horizons USA, Inc.

Loss on Disposition of Ohio HMO. In the second quarter, we recognized disposition charges of $4 million to exit our Ohio HMO operations. The charge included severance and legal costs. In the third quarter, we recognized additional disposition charges of $0.5 million as a result of changes in estimated legal costs. See Note 4, “Dispositions.”

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

Restructuring Charge and Restructuring Changes in Estimates. In January 2000, we announced a plan to strengthen our operations and improve our competitive advantage and growth opportunities. In connection with this plan, we recognized restructuring charges of $9 million in the first quarter of 2000. This restructuring charge included severance and related employee benefits for employees whose positions were eliminated by December 31, 2000. The majority of the terminations were in the sales and marketing and human resources departments where the corporate and regional functions were centralized and consolidated. The total number of employees terminated was approximately 270. Of the 270 employees terminated, 210 left and 60 employees, whose positions were eliminated, accepted other positions within the company.

No increases to the January 2000 restructuring charge have been made. A total of $2 million of the restructuring charge was not required due to changes in estimates related to severance and related employee benefits and was released during 2000. During 2001, we recognized additional credits for changes in estimates and released $0.2 million. We made severance payments totaling approximately $0.2 million to terminated employees during the quarter ended December 31, 2001. The remaining accrual was relieved in early 2002, as severance payments were completed. During 2000, we realized estimated net annualized selling, general and administrative salary savings from the January 2000 restructuring of $11 million (unaudited) as a result of centralization and consolidation of corporate and regional functions. We reinvested these savings in medical management and other infrastructure to help us operate in an increasingly risk-based environment.

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

Of the 500 employees terminated, approximately 436 employees left and approximately 64 employees, whose positions were eliminated, accepted other positions within the company. The elimination of positions began January 2, 2001. During 2001, we recognized changes in the restructuring estimate relating to severance and related employee benefits and released $0.5 million. During the quarter ended December 31, 2001, we paid approximately $1 million to terminated employees. During 2001, we realized estimated net annual selling, general and administrative salary savings from our December 2000 restructuring of

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$21 million (unaudited) as a result of streamlining our operations. We reinvested these savings in medical management and other infrastructure to help us operate in an increasingly risk-based environment.

The following table presents the activity through December 31, 2002, on the restructuring charge we took in 2001:

	Initial			Balance at			Balance at
	Pretax	Non-cash	2001	December 31,	2002	Changes in	December 31,
	Charge	Write-off	Payments	2001	Payments	Estimate	2002

	(Amounts in millions)
December 2001 restructuring:
Lease cancellations and Commitments	$39.7	$(25.8)	$—	$13.9	$(8.0)	$—	$5.9
Severance and separation benefits	20.2	—	(0.6)	19.6	(13.3)	(0.7)	5.6

Total December 2001 Restructuring	$59.9	$(25.8)	$(0.6)	$33.5	$(21.3)	$(0.7)	$11.5

11.	Contingencies

Provider Instability and Insolvency

Our insolvency expenses include write-offs of certain uncollectable receivables from providers, and the estimated cost of unpaid health care claims normally covered by our capitation payments. Depending on state law, we may be held liable for unpaid health care claims that were previously the responsibility of the capitated provider and for which we have already paid capitation. Insolvency reserves also include estimates for potentially insolvent providers that we have specifically identified, where conditions indicate claims are not being paid or claim payments have slowed considerably. We continue to monitor the financial condition of our providers where there is perceived risk of insolvency and will adjust our insolvency reserves as necessary. Information provided by provider groups may be unaudited, self-reported information or may not ultimately be obtained. The balance of our insolvency reserves included in medical claims and benefits payable totaled $46 million at December 31, 2002 and $41 million at December 31, 2001.

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

Class Action Legal Proceedings

On November 2, 1999, Jose Cruz filed a purported class action complaint against us, our California subsidiary, and FHP in the San Francisco Superior Court. On November 9, 1999, Cruz filed a first amended purported class action complaint that omitted FHP as a defendant. The amended complaint relates to the period from November 2, 1995 to the present and purports to be filed on behalf of all enrollees in our health care plans operating in California other than Medicare and Medicaid enrollees. The amended complaint alleges that we have engaged in unfair business acts in violation of California law, engaged in false, deceptive and misleading advertising in violation of California law and violated the California Consumer Legal Remedies Act. It also alleges that we have received unjust payments as a result of our conduct. The amended complaint seeks injunctive and declaratory relief, an order requiring

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the defendants to inform and warn all California consumers regarding our financial compensation programs, unspecified monetary damages for restitution of premiums and disgorgement of improper profits, attorneys’ fees and interest. We moved to compel arbitration and the Superior Court denied our motion. We filed an appeal from this denial, and the Court of Appeal affirmed the Superior Court’s decision. Thereafter, we filed a petition asking the California Supreme Court to review the Court of Appeal’s decision, and the California Supreme Court granted the petition. Oral argument before the California Supreme Court occurred on February 4, 2003. We expect a ruling from the California Supreme Court in May 2003. We deny all material allegations in the amended complaint and intend to defend the action vigorously.

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

The District Court granted our motion to compel arbitration of all of Dr. Breen’s and Dr. Book’s claims against us, except for their claims for violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, and for their conspiracy and aiding and abetting claims that stem from contractual relationships with other managed care companies. The District Court denied our motion to compel arbitration by several other doctors because the District Court concluded that they were only pursuing conspiracy and aiding and abetting claims against us. We appealed from the District Court’s arbitration rulings to the extent they denied sending claims to arbitration. The Court of Appeals affirmed the District Court’s arbitration rulings in their entirety. We filed a petition asking the United States Supreme Court to review the Court of Appeals’ decision, and on October 15, 2002 the United States Supreme Court granted our petition. Oral argument before the United States Supreme Court occurred on February 24, 2003. We expect a ruling by the United States Supreme Court in or before June 2003.

In March 2001, the plaintiffs in the Breen lawsuit filed an amended complaint, and we filed a motion to dismiss the amended complaint. On September 26, 2002, the District Court granted plaintiffs’ motion to amend their complaint further and denied our pending motion to dismiss as moot. On September 26, 2002, the District Court also certified three classes of physicians on the claims asserted against us in the plaintiffs’ complaint. Of the three classes of physicians that were certified, two were nationwide classes and one class was limited to California physicians. On October 18, 2002, we filed a new motion to dismiss directed at the plaintiffs’ second amended complaint. That motion remains pending. Discovery in this litigation has recently commenced. We deny all material allegations and intend to defend the action vigorously.

PacifiCare of Texas v. The Texas Department of Insurance and the State of Texas. In November 2001, our Texas subsidiary, PacifiCare of Texas, filed a lawsuit against the Texas Department of Insurance, or TDI, and the State of Texas challenging the TDI’s interpretation and enforcement of state statutes and regulations that would make Texas a “double-pay” state. The lawsuit relates to the financial insolvency of three physician groups that had capitation contracts with PacifiCare of Texas. Under these contracts, the responsibility for claims payments to health care providers was delegated to the contracted physician groups. We made capitation payments to each of these physician groups, but each of these physician

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

groups failed to pay all of the health care providers who provided health care services covered by the capitation payments. On February 11, 2002, subsequent to the filing of our lawsuit, the Attorney General of Texas or AG, on behalf of the State of Texas and the TDI, filed a civil complaint against PacifiCare of Texas in the District Court of Travis County, Texas alleging violations of the Texas Health Maintenance Organization Act, Texas Insurance Code and regulations under the Code and the Texas Deceptive Trade Practices Consumer Protection Act. The AG’s complaint primarily alleges that despite its capitation payments to the physician groups, PacifiCare of Texas is still financially responsible for the failure of the delegated providers to pay health care providers. The AG is seeking an injunction requiring us to comply with state laws plus unspecified damages, civil penalties and restitution. The AG also claimed that its subsequent lawsuit, not ours, should govern the dispute. In March 2002, we submitted a motion to be recognized as the plaintiff in the lawsuit rather than the AG. In June 2002, the District Court granted this motion. On September 11, 2002, the Texas Medical Association, various providers and the bankruptcy trustee for an affiliate of one of the physician groups intervened, without our opposition, in the lawsuit.

On March 21, 2003, without the admission of any wrongdoing, our Texas subsidiary entered into a binding memorandum of understanding, or MOU, with the Sate of Texas, the AG and the TDI setting forth the principal terms of a settlement of all of the pending litigation between the parties and related civil investigations by the TDI. Under the MOU, the parties have agreed to enter into a definitive settlement agreement within 30 days. The settlement agreement will provide that all pending litigation and related civil investigations could by stayed for up to twelve months from the date of execution of the definitive settlement agreement. While the proceedings are stayed, the parties will seek to settle the provider creditor claims in the remaining outstanding bankruptcies relating to Medical Select Management and Heritage Southwest Medical Group in accordance with the MOU and engage in a review of provider claims of the Heritage Physicians Network, or HPN. We agree to use our reasonable best efforts to reach settlements in the bankruptcies and resolve the HPN claims by specified dates and agree to make contributions to fund provider creditor claims in the bankruptcies subject to the process set forth in the MOU.

As part of the settlement, we agree to make payments totaling $4.25 million, including attorneys fees totaling $1.25 million to the AG, and administrative services reimbursements totaling $1.5 million and administrative penalties totaling $1.5 million to the TDI. Of the $4.25 million payment, $2.45 million will be paid upon execution of the settlement, and the remaining $1.8 million will be paid upon the satisfaction of the conditions for the settlement. All amounts paid upon execution of the settlement will be held in trust pending the effectiveness of the settlement. The settlement will become effective upon us completing our settlements in the two bankruptcies in accordance with the MOU, timely completion of the HPN claims process, payment of all settlement amounts to the AG and TDI, and compliance with certain Texas prompt payment obligations with respect to members enrolled in our commercial HMO plans. Concurrent with the settlement becoming effective: (i) the parties would enter into a permanent injunction with a term of one year that will require PacifiCare of Texas to comply with applicable provisions of the Texas prompt payment obligations with respect to members enrolled in our commercial HMO plans; (ii) all of the pending litigation between the parties will be dismissed with prejudice or with specified final judgements; and (iii) the parties will enter into mutual releases. We cannot provide any assurances that we will be able to meet the conditions required to cause the settlement to become effective. If we cannot reach the settlement, then we are prepared to resume the litigation. We believe that we have adequate reserves for this matter, including the satisfaction of all the terms and conditions of the settlement, or any liabilities that may arise if we are required to resume the litigation.

OPM and Other Litigation

OPM Litigation. On April 12, 2002, we resolved issues raised in various audits of our health plans by the Office of Inspector General, or OIG, as well as the False Claims investigations of the United States Department of Justice, or DOJ and a private lawsuit under the False Claims Act. The settlement primarily

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

related to contracts we acquired through our merger with FHP International Corporation, or FHP, in 1997. As previously disclosed, the OIG and others alleged that the former FHP Arizona, California, Colorado, Guam and Ohio HMO subsidiaries, as well as the former FHP Illinois, New Mexico and Utah HMO subsidiaries that we sold in 1997 and 1998, substantially overcharged the government for premiums from 1990 through 1997. The allegations were referred to the DOJ for review of potential claims under the False Claims Act. In addition, a private individual filed a complaint under the False Claims Act in 1998 that remained under seal until the settlement. The OIG also conducted audits of our Oregon HMO for contract years 1991 through 1996 and our California HMO for contract years 1993 through 1996 and referred these audits to the DOJ for potential claims under the False Claims Act. The settlement resolved issues raised in OIG’s various audits of these 10 health plans, as well as the False Claims investigations of the DOJ and the private lawsuit under the False Claims Act.

The settlement requires us to pay $88 million. We paid $68 million in April 2002, $10 million in October 2002 and will pay the final $10 million in April 2003. As part of the settlement, we received from OPM in the second quarter of 2002 approximately $15 million in premiums that were either withheld pending resolution of these audits or were not paid by OPM for 2001 and earlier periods. This settlement and the results of other 2002 OPM audits resulted in OPM credits of $24 million ($15 million or $0.42 diluted earnings per share, net of tax) that we recorded in 2002, representing a reduction to the net liability we had established in prior periods. The $88 million settlement includes approximately $67 million paid out of fully funded reserves by our operating subsidiaries, and $21 million paid by the parent company on behalf of health plans we no longer own. We did not admit to any wrongdoing as part of the settlement. The settlement preserves our right to seek recovery from OPM of premium underpayments, if any, for understatements of membership census during the contracts years covered by the settlement.

Other Litigation. We are involved in legal actions in the normal course of business, including claims from our members and providers arising out of decisions to deny or restrict reimbursement for services and claims that seek monetary damages, including claims for punitive damages that are not covered by insurance. Our establishment of drug formularies, support of clinical trials and PBM services may increase our exposure to product liability claims associated with pharmaceuticals and medical devices. Based on current information, including consultation with our lawyers, we believe any ultimate liability that may arise from these actions, including all class action legal proceedings and the settlement or resumption of the State of Texas litigation, would not materially affect our consolidated financial position, results of operations or cash flows. However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material effect on our results of operations or cash flows of a future period. For example, the loss of even one claim resulting in a significant punitive damage award could have a material adverse effect on our business. Moreover, our exposure to potential liability under punitive damage theories may decrease significantly our ability to settle these claims on reasonable terms.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Comprehensive Income

The following tables summarize the components of other comprehensive income for the periods indicated:

		Income
		Tax
	Pretax	Benefit	Net-of-Tax
	Amount	(Expense)	Amount

	(Amounts in thousands)
2002:
Change in unrealized gains on marketable securities	$36,234	$(13,638)	$22,596
Less: reclassification adjustment for net gains realized in net income	(4,514)	1,697	(2,817)

Other comprehensive income	$31,720	$(11,941)	$19,779

2001:
Change in unrealized gains on marketable securities	$21,589	$(8,200)	$13,389
Less: reclassification adjustment for net gains realized in net income	(13,650)	5,187	(8,463)

Other comprehensive income	$7,939	$(3,013)	$4,926

2000:
Change in unrealized gains on marketable securities	$34,700	$(13,423)	$21,277
Less: reclassification adjustment for net losses realized in net income	235	(91)	144

Other comprehensive income	$34,935	$(13,514)	$21,421

13.	Financial Guarantees

Certain of our domestic, unregulated subsidiaries, which we refer to as the Initial Guarantor Subsidiaries, fully and unconditionally guarantee the 10 3/4% senior notes. Certain of our other domestic, unregulated subsidiaries, which we refer to as the PacifiCare Health Plan Administrators, Inc., or PHPA, Guarantor Subsidiaries, are currently restricted from guaranteeing the 10 3/4% senior notes by the terms of the FHP senior notes, but will fully and unconditionally guarantee the 10 3/4% senior notes once we permanently repay the FHP senior notes. The Initial Guarantors and the PHPA Guarantors are guarantors of our senior credit facility.

The following unaudited consolidating condensed financial statements quantify the financial position as of December 31, 2001 and 2002 and the operations and cash flows for years ended December 31, 2000, 2001 and 2002 of the Initial Guarantor Subsidiaries listed below and the PHPA Guarantor Subsidiaries listed below. The following unaudited consolidating condensed balance sheets, consolidating condensed statements of operations and consolidating condensed statements of cash flows present financial information for:

Parent — PacifiCare Health Systems, Inc. on a stand-alone basis (carrying investments in subsidiaries under the equity method); PacifiCare became the parent on February 14, 1997, effective with the acquisition of FHP.

Initial Guarantor Subsidiaries — PHPA, PacifiCare eHoldings, Inc., SeniorCo, Inc. and MEDeMORPHUS Healthcare Solutions, Inc. on a stand-alone basis (carrying investments in subsidiaries under the equity method).

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2000
(Unaudited)

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(In thousands)
Operating revenue	$—	$32,600	$384,040	$11,492,420	$(332,762)	$11,576,298
Income from subsidiaries	232,755	292,276	13,116	—	(538,147)	—

Total operating revenue	232,755	324,876	397,156	11,492,420	(870,909)	11,576,298
Health care services	—	772	257,073	9,972,496	(316,684)	9,913,657
Selling, general and administrative expenses	312	107,392	79,201	1,028,925	(12,257)	1,203,573
Amortization of goodwill and intangible assets	—	29,166	500	53,551	—	83,217
Impairment, disposition, restructuring, Office of Personnel Management and other charges (credits), net	—	20,764	(11,387)	(611)	—	8,766

Operating income	232,443	166,782	71,769	438,059	(541,968)	367,085
Interest expense	(72,040)	(9,710)	—	(1,707)	3,821	(79,636)
Minority interest in consolidated subsidiary	637	—	—	—	—	637

Income before income taxes	161,040	157,072	71,769	436,352	(538,147)	288,086
(Benefit) provision for income taxes	—	(75,682)	24,177	178,551	—	127,046

Net income	$161,040	$232,754	$47,592	$257,801	$(538,147)	$161,040

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2000
(Unaudited)

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(In thousands)
Operating activities:
Net income	$161,040	$232,754	$47,592	$257,801	$(538,147)	$161,040
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(232,755)	(292,276)	(13,116)	—	538,147	—
Amortization of goodwill and intangible assets	—	29,166	500	53,551	—	83,217
Depreciation and amortization	—	35,365	2,661	9,320	—	47,346
Impairment, disposition, restructuring, Office of Personnel Management and other charges (credits), net	—	20,764	(11,387)	611	—	8,766
Loss on disposal of property, plant and equipment and other	—	6,874	329	461	—	7,664
Deferred income taxes	—	15,364	628	(9,885)	—	6,107
Provision for doubtful accounts	—	112	34	37,452	—	37,598
Tax benefit realized for stock option exercises	1,801	—	—	—	—	1,801
Minority interest in consolidated subsidiary	(637)	—	—	—	—	(637)
Changes in assets and liabilities, net of effects from acquisitions and dispositions	422,244	(412,085)	(40,965)	309,140	—	278,334

Net cash flows provided by (used in) operating activities	351,693	(363,962)	(13,724)	657,229	—	631,236

Investing activities:
Sale of marketable securities, net	—	36,488	—	141,110	—	177,598
Purchase of property, plant and equipment	—	(82,486)	(15,975)	(6,795)	—	(105,256)
Sale (purchase) of marketable securities-restricted, net	—	15	—	(7,675)	—	(7,660)
Net cash acquired from (paid for) acquisitions	—	(123,754)	—	127,852	—	4,098
Proceeds from the sale of property, plant and equipment	—	3,131	465	—	—	3,596

Net cash flows provided by (used in) investing activities	—	(166,606)	(15,510)	254,492	—	72,376

Financing activities:
Principal payments on long-term debt	(400,000)	—	—	(200)	—	(400,200)
Proceeds from borrowings of long-term debt	260,000	—	—	1,917	—	261,917
Common stock repurchases	(173,332)	—		—	—	(173,332)
Cash received from minority stockholders	8,108	—	—	—	—	8,108
Proceeds from issuance of common and treasury stock	2,466	—	—	—	—	2,466
Intercompany activity:
Dividends received (paid)	—	256,260	—	(256,260)	—	—
Royalty dividends and loans received (paid)	—	216,259	—	(216,259)	—	—
Capital infusions (paid) received	—	(71,500)	—	71,500	—	—
Subordinated loans received (paid)	—	24,794	—	(24,794)	—	—

Net cash flows provided by (used in) financing activities	(302,758)	425,813	—	(424,096)	—	(301,041)

Net increase (decrease) in cash and equivalents	48,935	(104,755)	(29,234)	487,625	—	402,571
Beginning cash and equivalents	(48,935)	159,581	(38,346)	776,764	—	849,064

Ending cash and equivalents	$—	$54,826	$(67,580)	$1,264,389	$—	$1,251,635

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING CONDENSED BALANCE SHEETS

December 31, 2001
(Unaudited)

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

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2001
(Unaudited)

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(In thousands)
Operating revenue	$176	$33,280	$447,687	$11,733,870	$(371,041)	$11,843,972
Income from subsidiaries	82,535	153,982	—	16,109	(252,626)	—

Total operating revenue	82,711	187,262	447,687	11,749,979	(623,667)	11,843,972
Health care services	—	320	294,709	10,416,632	(344,004)	10,367,657
Selling, general and administrative expenses	(724)	130,676	92,935	1,003,736	(21,145)	1,205,478
Amortization of goodwill and intangible assets	—	29,588	499	52,809	—	82,896
Impairment, disposition, restructuring, Office of Personnel Management and other charges (credits), net	3,097	52,254	178	5,628	—	61,157

Operating income (loss)	80,338	(25,576)	59,366	271,174	(258,518)	126,784
Interest expense	(61,332)	(11,974)	(62)	(2,806)	5,892	(70,282)

Income (loss) before income taxes	19,006	(37,550)	59,304	268,368	(252,626)	56,502
(Benefit) provision for income taxes	—	(119,210)	29,440	128,141	—	38,371

Income before extraordinary gain	19,006	81,660	29,864	140,227	(252,626)	18,131
Extraordinary gain on early retirement of debt	—	875	—	—	—	875

Net income	$19,006	$82,535	$29,864	$140,227	$(252,626)	$19,006

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2001
(Unaudited)

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

			(In thousands)
Operating activities:
Net income	$19,006	$82,535	$29,864	$140,227	$(252,626)	$19,006
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(82,535)	(153,982)	—	(16,109)	252,626	—
Amortization of goodwill and intangible assets	—	29,588	499	52,809	—	82,896
Depreciation and amortization	—	48,063	5,507	12,238	—	65,808
Impairment, disposition, restructuring, Office of Personnel Management and other charges (credits), net	3,097	52,254	178	5,628	—	61,157
Provision for doubtful accounts	—	—	47	22,023	—	22,070
(Gain) loss on disposal of property, plant and equipment and other	—	(1,141)	(134)	7,328	—	6,053
Deferred income taxes	—	(14,473)	1,112	9,395	—	(3,966)
Unearned compensation amortization	3,632	—	—	—	—	3,632
Gain on early retirement of debt	—	(1,800)	—	—	—	(1,800)
Tax benefit realized for stock option exercises	21	—	—	—	—	21
Changes in assets and liabilities, net of effects from acquisitions and dispositions	118,467	(90,283)	(40,875)	(203,263)	—	(215,954)

Net cash flows provided by (used in) operating activities	61,688	(49,239)	(3,802)	30,276	—	38,923

Investing activities:
(Purchase) sale of marketable securities, net	(10,001)	32,004	—	(212,404)	—	(190,401)
Purchase of property, plant and equipment	—	(55,735)	(3,369)	(18,197)	—	(77,301)
Proceeds from sale of property, plant and equipment	—	25,139	—	—	—	25,139
Sale (purchase) of marketable securities-restricted, net	—	10	—	(17,775)	—	(17,765)
Net cash (paid for) acquired from acquisitions	—	(873)	—	373	—	(500)

Net cash flows provided by (used in) investing activities	(10,001)	545	(3,369)	(248,003)	—	(260,828)

Financing activities:
Principal payments on long-term debt	(30,000)	—	—	(284)	—	(30,284)
Credit facility amendment fees and expenses	(12,949)	—	—	—	—	(12,949)
Purchase of minority interest in consolidated subsidiary	(8,821)	—	—	—	—	(8,821)
Proceeds from issuance of common and treasury stock	83	—	—	—	—	83
Intercompany activity:
Royalty dividends and loans received (paid)	—	161,439	—	(161,439)	—	—
Dividends received (paid)	—	42,300	—	(42,300)	—	—
Subordinated loans (paid) received	—	(99,536)	—	99,536	—	—

Net cash flows provided by (used in) financing activities	(51,687)	104,203	—	(104,487)	—	(51,971)

Net increase (decrease) in cash and equivalents	—	55,509	(7,171)	(322,214)	—	(273,876)
Beginning cash and equivalents		54,826	(67,580)	1,264,389		1,251,635

Ending cash and equivalents	$—	$110,335	$(74,751)	$942,175	$—	$977,759

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING CONDENSED BALANCE SHEETS

December 31, 2002
(Unaudited)

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

			(In thousands)
ASSETS
Current assets:
Cash and equivalents	$16,207	$151,973	$(47,595)	$831,104	$—	$951,689
Marketable securities	—	—	—	1,195,517	—	1,195,517
Receivables, net	33	(50,003)	242,309	100,127	(8,372)	284,094
Intercompany	(537,199)	415,166	18,770	103,263	—	—
Prepaid expenses and other current assets	1,015	24,853	8,596	16,238	(3,732)	46,970
Restricted cash collateral for FHP senior notes	43,346	—	—	—	—	43,346
Deferred income taxes	—	61,399	3,508	63,108	(27,257)	100,758

Total current assets	(476,598)	603,388	225,588	2,309,357	(39,361)	2,622,374

Property, plant and equipment at cost, net	—	99,610	17,890	44,185	—	161,685
Marketable securities-restricted	34,812	—	—	151,377	—	186,189
Deferred income taxes	—	72,141	6,654	23,090	(101,885)	—
Investment in subsidiaries	2,513,858	1,555,158	13,264	1,501	(4,083,781)	—
Goodwill and intangible assets, net	—	11,923	16,480	1,197,717	—	1,226,120
Other assets	22,615	31,175	1	974	—	54,765

	$2,094,687	$2,373,395	$279,877	$3,728,201	$(4,225,027)	$4,251,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$—	$17,929	$36,523	$995,508	$(5,460)	$1,044,500
Accounts payable and accrued liabilities	5,313	253,691	49,324	136,102	(4,027)	440,403
Deferred income taxes	—	15,487	553	11,217	(27,257)	—
Unearned premium revenue	—	200	—	480,208	(2,617)	477,791
Long-term debt due within one year	60,484	48,778	—	(2,027)	—	107,235

Total current liabilities	65,797	336,085	86,400	1,621,008	(39,361)	2,069,929

Long-term debt due after one year	587,315	5,878	—	3,601	—	596,794
Convertible subordinated debentures	135,000	—	—	—	—	135,000
Deferred income taxes	—	100,833	8,445	96,397	(101,885)	103,790
Other liabilities	—	17,148	—	167	—	17,315
Intercompany notes payable (receivable)	—	(194,021)	—	194,021	—	—
Stockholders’ equity:
Capital stock	477	—	—	—	—	477
Unearned compensation	(2,000)	—	—	—	—	(2,000)
Additional paid-in capital	1,560,785	—	—	—	—	1,560,785
Accumulated other comprehensive loss	—	—	—	21,730	—	21,730
Retained earnings	350,369	—	—	—	—	350,369
Treasury stock	(603,056)	—	—	—	—	(603,056)
Equity in income of subsidiaries	—	2,107,472	185,032	1,791,277	(4,083,781)	—

Total stockholders’ equity	1,306,575	2,107,472	185,032	1,813,007	(4,083,781)	1,328,305

	$2,094,687	$2,373,395	$279,877	$3,728,201	$(4,225,027)	$4,251,133

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2002
(Unaudited)

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(In thousands)
Operating revenue	$(10,346)	$29,204	$450,770	$11,027,550	$(340,676)	$11,156,502
Income from subsidiaries	(661,977)	(556,987)	—	(4,591)	1,223,555	—

Total operating revenue	(672,323)	(527,783)	450,770	11,022,959	882,879	11,156,502
Health care services	—	19,101	295,370	9,491,872	(320,642)	9,485,701
Selling, general and administrative expenses	(121)	260,493	98,799	1,004,457	(17,068)	1,346,560
Amortization of intangible assets	—	1,249	—	22,351	—	23,600
Impairment, disposition, restructuring, Office of Personnel Management and other charges (credits), net	18,162	(12,687)	(89)	(1,612)	—	3,774

Operating income	(690,364)	(795,939)	56,690	505,891	1,220,589	296,867
Interest expense	(67,465)	(7,728)	—	(2,677)	2,966	(74,904)

Income before income taxes	(757,829)	(803,667)	56,690	503,214	1,223,555	221,963
(Benefit) provision for income taxes	—	(141,413)	22,275	201,930	—	82,792

(Loss) income before cumulative effect of a change in accounting principle	(757,829)	(662,254)	34,415	301,284	1,223,555	139,171
Cumulative effect of a change in accounting principle	—	—	—	(897,000)	—	(897,000)

Net (loss) income	$(757,829)	$(662,254)	$34,415	$(595,716)	$1,223,555	$(757,829)

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2002
(Unaudited)

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(In thousands)
Operating activities:
Net (loss) income	$(757,829)	$(662,254)	$34,415	$(595,716)	$1,223,555	$(757,829)
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	661,977	556,987	—	4,591	(1,223,555)	—
Cumulative effect of a change in accounting principle	—	—	—	897,000		897,000
Amortization of intangible assets	—	1,249	—	22,351		23,600
Deferred income taxes	—	(3,064)	199	21,424		18,559
(Gain) loss on disposal of property, plant and equipment	—	15,792	21	(3,020)	—	12,793
Marketable and other securities impairment for other than temporary declines in value	11,001	—	—	1,542	—	12,543
Employee benefit plan contributions in treasury stock	12,132	—	—	—	—	12,132
Amortization of capitalized loan fees	7,784	—	—	—	—	7,784
Provision for doubtful accounts	—	—	329	6,017		6,346
Impairment, disposition, restructuring, Office of Personnel Management and other charges (credits), net	18,162	(12,687)	(89)	(1,612)		3,774
Amortization of notes receivable from sale of fixed assets	—	(3,107)	—	—	—	(3,107)
Tax benefit realized for stock option exercises	1,009	—	—	—	—	1,009
Unearned compensation amortization	693	—	—	—	—	693
Amortization of discount on 10 3/4% senior notes	266	—	—	—	—	266
Adjustment to cash received in purchase transaction	—	17	—	—	—	17
Depreciation and amortization	—	33,281	6,100	10,903	—	50,284
Changes in assets and liabilities	84,815	(64,224)	(9,918)	(54,158)	—	(43,485)

Net cash flows provided by (used in) operating activities	40,010	(138,010)	31,057	309,322	—	242,379

Investing activities:
Purchase of marketable securities - restricted	(78,158)	—	—	(39,210)	—	(117,368)
Purchase of marketable securities, net	—	—	—	(113,987)	—	(113,987)
Purchase of property, plant and equipment	—	(47,596)	(3,901)	(7,777)	—	(59,274)
Proceeds from the sale of property, plant and equipment	—	104	—	12,388	—	12,492

Net cash flows provided by (used in) investing activities	(78,158)	(47,492)	(3,901)	(148,586)	—	(278,137)

Financing activities:
Principal payments on long-term debt	(554,412)	—	—	104	—	(554,308)
Proceeds from borrowings of long-term debt	496,945	—	—	—	—	496,945
Proceeds from issuance of convertible subordinated debentures	135,000		—	—	—	135,000
Principal payments on FHP senior notes	—	(41,750)	—	—	—	(41,750)
Credit facility amendment fees and expenses	(37,789)	—	—	—	—	(37,789)
Proceeds from draw down under equity commitment arrangement	8,928	—	—	—	—	8,928
Proceeds from issuance of common and treasury stock	4,916	—	—	—	—	4,916
Payments on software financing agreement	—	(2,231)	—	—	—	(2,231)
Common stock registration fees	(23)	—	—	—	—	(23)
Intercompany activity:
Dividends received (paid)	790	143,399	—	(144,189)	—	—
Royalty dividends and loans received (paid)	—	117,613	—	(117,613)	—	—
Subordinated loans received (paid)	—	(17,179)	—	17,179	—	—
Capital contributions received (paid)	—	27,288	—	(27,288)	—	—

Net cash flows provided by (used in) financing activities	54,355	227,140	—	(271,807)	—	9,688

Net increase (decrease) in cash and equivalents	16,207	41,638	27,156	(111,071)	—	(26,070)
Beginning cash and equivalents	—	110,335	(74,751)	942,175	—	977,759

Ending cash and equivalents	$16,207	$151,973	$(47,595)	$831,104	$—	$951,689

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

PacifiCare Health Systems, Inc.

We have audited the accompanying consolidated balance sheets of PacifiCare Health Systems, Inc. (the Company) as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PacifiCare Health Systems, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, in 2002.

ERNST & YOUNG LLP

Irvine, California

January 30, 2003

Except for Note 11, as to which the date is
March 21, 2003

PACIFICARE HEALTH SYSTEMS, INC.

QUARTERLY INFORMATION FOR 2002 AND 2001 (Unaudited)

	Quarters Ended

	March 31	June 30	September 30	December 31

	(Amounts in thousands, except per share data)
2002
Operating revenue	$2,863,451	$2,769,360	$2,779,745	$2,743,946
Operating expenses	2,799,250	2,699,744	2,689,750	2,667,117
Interest expense	(16,191)	(18,955)	(20,205)	(19,553)
Impairment, disposition, restructuring, Office of Personnel Management and other charges (credits), net	(12,851)	18,336	—	(1,711)

Income before income taxes	60,861	32,325	69,790	58,987
Provision for income taxes	22,701	12,058	26,031	22,002

Income before cumulative effect of a change in accounting principle	38,160	20,267	43,759	36,985
Cumulative effect of a change in accounting principle	(897,000)	—	—	—

Net (loss) income	$(858,840)	$20,267	$43,759	$36,985

Basic (loss) earnings per share:
Income before cumulative effect of a change in accounting principle	$1.10	$0.58	$1.23	$1.03
Cumulative effect of a change in accounting principle	(25.96)	—	—	—

Basic (loss) earnings per share	$(24.86)	$0.58	$1.23	$1.03

Diluted (loss) earnings per share:
Income before cumulative effect of a change in accounting principle	$1.10	$0.56	$1.20	$1.00
Cumulative effect of a change in accounting principle	25.96	—	—	—

Diluted (loss) earnings per share	$(24.86)	$0.56	$1.20	$1.00

HMO Membership(1)	3,226	3,154	3,076	3,013

2001
Operating revenue	$3,030,699	$2,973,726	$2,964,464	$2,875,083
Operating expenses	2,986,449	2,922,759	2,911,500	2,835,323
Interest expense	(20,135)	(17,834)	(16,833)	(15,480)
Impairment, disposition, restructuring, Office of Personnel Management and other charges (credits), net	(928)	(295)	2,937	59,443

Income (loss) before income taxes	25,043	33,428	33,194	(35,163)
Provision for income taxes	11,895	18,159	17,062	(8,745)

Income before extraordinary gain	13,148	15,269	16,132	(26,418)
Extraordinary gain on early retirement of debt	—	—	875	—

Net income (loss)	$13,148	$15,269	$17,007	$(26,418)

Basic earnings (loss) per share:
Income before extraordinary gain	$0.39	$0.46	$0.48	$(0.77)
Extraordinary gain, net	—	—	0.02	—

Basic earnings (loss) per share	$0.39	$0.46	$0.50	$(0.77)

Diluted earnings (loss) per share:
Income before extraordinary gain	$0.39	$0.45	$0.48	$(0.77)
Extraordinary gain, net	—	—	0.02	—

Diluted earnings (loss) per share	$0.39	$0.45	$0.50	$(0.77)

HMO Membership(1)	3,726	3,600	3,522	3,388

(1)	HMO membership as of quarter end.

PACIFICARE HEALTH SYSTEMS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For The Years Ended December 31, 2002, 2001 and 2000

	Balance at	Charged to		Balance at
	Beginning	Provision for	Deductions or	End of
	of Period	Doubtful Accounts	Write-offs, net	Period

	(Amounts in thousands)
Allowance for doubtful accounts:
Years ended December 31:
2002	$36,230	6,346	(12,762)	$29,814
2001	$48,989	22,070	(34,829)	$36,230
2000(1)	$39,501	37,598	(28,110)	$48,989

(1)	We reclassified certain amounts to include allowances for provider withhold pools and notes receivables to conform to the 2001 and 2002 presentation.

PACIFICARE HEALTH SYSTEMS, INC.

EXHIBIT INDEX

Exhibit
Number	Description

3.01	Amended and Restated Certificate of Incorporation of Registrant (including Certificate of Designation of Series A Junior Participating Preferred Stock) (incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-3 (File No. 333-83069)).(1)
3.02	Bylaws of Registrant (incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form S-3 (File No. 333-83069)).
3.03	Amendment to Bylaws of Registrant (incorporated by reference to Exhibit 3.03 to Registrant’s Form 10-K for the year ended December 31, 2001).
3.04	Fourth Amendment to Bylaws of Registrant.
4.01	Form of Specimen Certificate For Registrant’s Common Stock (incorporated by reference to Exhibit 4.02 to Registrant’s Form 10-K for the year ended December 31, 1999).
4.02	First Supplemental Indenture, dated as of February 14, 1997, by and among the Registrant, FHP International Corporation and The Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 4.01 to Registrant’s Form 10-Q for the quarter ended March 31, 1997).
4.03	Indenture, dated as of November 22, 2002, between Registrant and U.S. Bank National Association (as Trustee) (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-3 (File No. 333-102909)).
4.04	Registration Rights Agreement, dated as of November 22, 2002, between the Registrant and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-3 (File No. 333-102909)).
4.05	Indenture dated as of May 21, 2002 among PacifiCare Health Systems, Inc. as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc. and SeniorCo, Inc., as initial subsidiary guarantors, and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).
4.06	Registration Rights Agreement dated May 21, 2002 by and among PacifiCare Health Systems, Inc., PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc., SeniorCo, Inc., Morgan Stanley & Co. Incorporated, and UBS Warburg LLC (incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).
4.07	Specimen form of Exchange Global Note for the 10 3/4% Senior Notes due 2009 (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704).
4.08	Rights Agreement, dated as of November 19, 1999, between the Registrant and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K, dated November 22, 1999).
10.01	Senior Executive Employment Agreement, dated as of November 1, 2001, between the Registrant and Howard G. Phanstiel (incorporated by reference to Exhibit 10.01 to Registrant’s Form 10-K for the year ended December 31, 2001).(2)
10.02	Senior Executive Employment Agreement, dated as of August 1, 2001, between the Registrant and Gregory W. Scott (incorporated by reference to Exhibit 10.04 to Registrant’s Form 10-K for the year ended December 31, 2001).(2)

Exhibit
Number	Description

10.03	Senior Executive Employment Agreement, dated as of March 1, 2002, between Registrant and Bradford A. Bowlus (incorporated by reference to Exhibit 99.4 to Registrant’s Form 10-Q for the quarter ended March 31, 2002).(2)
10.04	Termination of Consulting Agreement, dated as of September 17, 2002, between the Registrant and David A. Reed (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2002).(2)
10.05	Senior Executive Employment Agreement, dated as of July 22, 2002, between the Registrant and Jacqueline B. Kosecoff, Ph.D (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended September 30, 2002).(2)
10.06	Senior Executive Employment Agreement, dated as of March 30, 2001, between the Registrant and Kathy Feeny.(2)
10.07	First Amendment, dated as of March 30, 2001, to Senior Executive Agreement, dated as of March 30, 2001 between Registrant and Kathy Feeny.(2)
10.08	Second Amendment, dated as of April 15, 2002, to Senior Executive Agreement, dated as of March 30, 2001, as amended, between Registrant and Kathy Feeny.(2)
10.09	Form of Contract with Eligible Medicare+Choice Organization and the Centers for Medicare and Medicaid Services for the period January 1, 2001 and December 3, 2001 (incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.10	Senior Executive Employment Agreement, dated as of December 2, 2002, between Registrant and Sharon D. Garrett.
10.11	1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit 10.05 to Registrant’s Form 8-B, dated January 23, 1997).(2)
10.12	First Amendment to 1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit D to Registrant’s Proxy Statement, dated May 25, 1999).(2)
10.13	2000 Employee Plan (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-44038)).(2)
10.14	Amended and Restated 2000 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 1 to Registrant’s Proxy Statement, dated May 18, 2001).(2)
10.15	Amended and Restated 1996 Non-Officer Directors Stock Plan (incorporated by reference to Exhibit E to Registrant’s Proxy Statement, dated May 25, 1999).(2)
10.16	First Amendment to Amended and Restated 1996 Non-Officer Directors Stock Option Plan (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-8, (File No. 333-492752)).(2)
10.17	1996 Management Incentive Compensation Plan of the Registrant (incorporated by reference to Exhibit 10.07 to Registrant’s Form 8-B, dated January 23, 1997).(2)
10.18	Amended 1997 Premium Priced Stock Option Plan of the Registrant (incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement, dated April 28, 1998).(2)
10.19	First Amendment to Amended 1997 Premium Priced Stock Option Plan, dated as of August 27, 1998 (incorporated by reference to Exhibit 10.12 to Registrant’s Form 10-K for the year ended December 31, 1998).(2)
10.20	Third Amended and Restated PacifiCare Health Systems, Inc. Stock Unit Deferred Compensation Plan, dated January 1, 2002.
10.21	First Amendment, dated as of January 22, 2003, to the Third Amended and Restated PacifiCare Health Systems, Inc. Stock Unit Deferred Compensation Plan, dated January 1, 2002.(2)

Exhibit
Number	Description

10.22	Second Amended and Restated PacifiCare Health Systems, Inc. Non-Qualified Deferred Compensation Plan, dated as of January 1, 2002.(2)
10.23	Second Amended and Restated PacifiCare Health Systems, Inc. Statutory Restoration Plan, dated as of January 1, 2002.(2)
10.24	2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 1 to PacifiCare Health Systems Inc.’s Proxy Statement dated May 8, 2002 (File No. 000-21949)).
10.25	Senior Executive Employment Agreement, dated as of January 1, 2002, between the Registrant and Joseph S. Konowiecki (incorporated by reference to Exhibit 10.26 to Registrant’s Form 10-K for the year ended December 31, 2001).(2)
10.26	Information Technology Services Agreement, dated as of December 31, 2001, between the Registrant and International Business Machines Corporation (incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-K for the year ended December 31, 2001).(3)
10.27	Information Technology Services Agreement, dated as of January 11, 2002, between the Registrant and Keane, Inc. (incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-K for the year ended December 31, 2001).(3)
10.28	Amended and Restated Credit Agreement, dated as of August 20, 2001, among the Registrant, the Initial Lenders, the Initial Issuing Bank and Swing Line Banks named in the Credit Agreement, as Initial Lenders, Initial Issuing Bank and Swing Line Bank, Bank of America, N.A. in its capacity as Collateral Agent and Administrative Agent, Banc of America Securities LLC and J.P. Morgan Securities, Inc. in their capacity as Co-Lead Arrangers, and Banc of America Securities LLC, J.P. Morgan Securities Inc. and Salomon Smith Barney Inc. in their capacity as Joint Book-Running Managers (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K, dated August 21, 2001).
10.29	Letter Amendment to Amended and Restated Credit Agreement, dated as of August 30, 2001, among the Registrant, the Lender Parties to the Amended and Restated Credit Agreement, dated as of August 20, 2001, and Bank of America N.A. in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.30	Letter Amendment to Amended and Restated Credit Agreement, dated as of January 23, 2002, among the Registrant, the Lender Parties to the Amended and Restated Credit Agreement, dated as of August 20, 2001, as amended, and Bank of America N.A. in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.31 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.31	Amendment No. 3, dated as of April 18, 2002, to the Amended and Restated Credit Agreement, dated as of August 20, 2001, among the Registrant, the subsidiary guarantors parties thereto, the banks and financial institutions and other institutional lenders listed on the signature pages thereto as the lenders, the bank listed on the signature pages thereof as the initial issuing bank (the initial issuing bank and the lenders, the “Lender Parties”) and the Swing Line Bank, Banc of America Securities LLC and J.P. Morgan Securities Inc. as co-lead arrangers, and Banc of America Securities LLC, J.P. Morgan Securities Inc. and Salomon Smith Barney Inc. as joint book-running managers, Bank of America, N.A., as collateral agent together with any successor collateral agent, and Bank of America, as administrative agent for the Lender Parties, as amended (incorporated by reference to Exhibit 99.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2002).
10.32	Cash Collateral Account Agreement, dated as of April 18, 2002, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 99.2 to Registrant’s Form 10-Q for the quarter ended March 31, 2002).

Exhibit
Number	Description

10.33	Common Stock Purchase Agreement, dated as of December 4, 2001, by and between the Registrant and Acqua Wellington North American Equities Fund Ltd. (incorporated by reference to Exhibit 99.5 to Registrant’s Registration Statement on Form S-3 (File No. 333-74812)).
21	List of Subsidiaries.
23	Consent of Ernst & Young LLP, Independent Auditors.
99.1	Officer Certificate for Principal Executive Officer.
99.2	Officer Certificate for Principal Financial Officer.

(1)	Certificate of Designation of Series A Junior Participating Preferred Stock is incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K, dated November 19, 1999.

(2)	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of Form 10-K.

(3)	Certain confidential portions of this Exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

E-4