Form 10-Q
period 2003-03-31
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 2003-05-13
CIK 1027974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)     Yes ☒     No ☐

There were approximately 37,051,000 shares of common stock outstanding on April 30, 2003.

PACIFICARE HEALTH SYSTEMS, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per-share data)

	March 31,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$705,090	$951,689
Marketable securities	1,150,123	1,195,517
Receivables, net	322,358	289,735
Prepaid expenses and other current assets	60,138	46,970
Restricted cash collateral for FHP senior notes	43,346	43,346
Deferred income taxes	97,949	100,758

Total current assets	2,379,004	2,628,015

Property, plant and equipment at cost, net	157,847	161,685
Marketable securities-restricted	189,333	186,189
Goodwill, net	983,104	983,104
Intangible assets, net	237,450	243,016
Other assets	70,440	49,124

	$4,017,178	$4,251,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1,100,700	$1,044,500
Accounts payable and accrued liabilities	493,319	440,403
Unearned premium revenue	75,498	477,791
Current portion of long-term debt	107,229	107,235

Total current liabilities	1,776,746	2,069,929

Long-term debt	575,620	596,794
Convertible subordinated debentures	135,000	135,000
Deferred income taxes	102,137	103,790
Other liabilities	19,864	17,315
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; issued 48,564 shares in 2003 and 47,709 shares in 2002	486	477
Unearned compensation	(20,558)	(2,000)
Additional paid-in capital	1,587,702	1,560,785
Accumulated other comprehensive income	19,650	21,730
Retained earnings	421,139	350,369
Treasury stock, at cost; 11,657 shares in 2003 and 11,704 shares in 2002	(600,608)	(603,056)

Total stockholders’ equity	1,407,811	1,328,305

	$4,017,178	$4,251,133

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Amounts in thousands, except per-share data)

	Three Months Ended
	March 31,

	2003	2002

Revenue:
Commercial	$1,232,116	$1,194,156
Senior	1,369,748	1,548,055
Specialty and other	116,743	102,419
Net investment income	20,988	18,821

Total operating revenue	2,739,595	2,863,451

Expenses:
Health care services and other:
Commercial	1,052,673	1,048,833
Senior	1,161,556	1,389,826
Specialty and other	61,534	45,374

Total health care services and other	2,275,763	2,484,033

Selling, general and administrative expenses	325,665	309,843
Amortization of intangible assets	5,566	5,374
Impairment, disposition, restructuring, Office of Personnel Management and other charges (credits), net	—	(12,851)

Operating income	132,601	77,052
Interest expense	(19,550)	(16,191)

Income before income taxes	113,051	60,861
Provision for income taxes	42,281	22,701

Income before cumulative effect of a change in accounting principle	70,770	38,160
Cumulative effect of a change in accounting principle	—	(897,000)

Net income (loss)	$70,770	$(858,840)

Basic earnings (loss) per share:
Income before cumulative effect of a change in accounting principle	$1.96	$1.10
Cumulative effect of a change in accounting principle	—	(25.96)

Basic earnings (loss) per share	$1.96	$(24.86)

Diluted earnings (loss) per share:
Income before cumulative effect of a change in accounting principle	$1.91	$1.10
Cumulative effect of a change in accounting principle	—	(25.96)

Diluted earnings (loss) per share	$1.91	$(24.86)

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31,

	2003	2002

Operating activities:
Net income (loss)	$70,770	$(858,840)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	11,260	12,062
Amortization of intangible assets	5,566	5,374
Stock-based compensation expense	3,158	138
Loss on disposal of property, plant and equipment and other	2,540	616
Deferred income taxes	2,520	8,418
Provision for doubtful accounts	2,264	14,825
Amortization of notes receivable from sale of fixed assets	(1,368)	(733)
Employer benefit plan contributions in treasury stock	1,363	3,314
Amortization of capitalized loan fees	1,222	3,733
Tax benefit realized for stock option exercises	236	—
Amortization of discount on 10 3/4% senior notes	109	—
Cumulative effect of a change in accounting principle	—	897,000
Impairment, disposition, restructuring, Office of Personnel Management and other credits	—	(12,851)
Changes in assets and liabilities:
Receivables, net	(33,519)	12,885
Prepaid expenses and other assets	(35,706)	(19,191)
Medical claims and benefits payable	56,200	(17,400)
Accounts payable and accrued liabilities	58,626	33,277
Unearned premium revenue	(402,293)	(488,138)

Net cash flows used in operating activities	(257,052)	(405,511)

Investing activities:
Sale (purchase) of marketable securities, net	41,950	(33,524)
Purchase of property, plant and equipment	(9,977)	(18,626)
Purchase of marketable securities-restricted	(3,144)	(42,316)
Proceeds from the sale of property, plant and equipment	15	—

Net cash flows provided by (used in) investing activities	28,844	(94,466)

Financing activities:
Principal payments on long-term debt	(20,200)	(25,034)
Proceeds from issuance of common and treasury stock	2,911	5
Payments on software financing agreement	(1,089)	—
Common stock registration fees	(13)	—

Net cash flows used in financing activities	(18,391)	(25,029)

Net decrease in cash and equivalents	(246,599)	(525,006)
Beginning cash and equivalents	951,689	977,759

Ending cash and equivalents	$705,090	$452,753

Table continued on next page.

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31,

	2003	2002

Supplemental cash flow information:
Cash paid during the year for:
Income taxes, net of refunds	$(3,741)	$(130)
Interest	$4,703	$15,124
Supplemental schedule of noncash investing and financing activities:
Details of cumulative effect of a change in accounting principle:
Goodwill impairment	$—	$929,436
Less decrease in deferred tax liability	—	(32,436)

Goodwill impairment, net of tax	$—	$897,000

Details of accumulated other comprehensive (loss) income:
Change in market value of marketable securities	$(3,444)	$(10,889)
Less change in deferred income taxes	1,364	4,155

Change in stockholders’ equity	$(2,080)	$(6,734)

Stock-based compensation	$4,768	$1,593

Table continued from previous page.

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(unaudited)

1.	Basis of Presentation

PacifiCare Health Systems, Inc. offers managed care and other health insurance products to employer groups and Medicare beneficiaries in eight Western states and Guam. Our commercial and senior medical plans are designed to deliver quality health care and customer service to members cost-effectively. These programs include health maintenance organizations, or HMOs, preferred provider organizations, or PPOs, and Medicare Supplement products. We also offer a variety of specialty managed care products and services that employees can purchase as a supplement to our basic commercial and senior plans or as stand-alone products. These products include pharmacy benefit management, or PBM, services, behavioral health services, group life and health insurance, dental and vision benefit plans.

Following the rules and regulations of the Securities and Exchange Commission, or SEC, we have omitted footnote disclosures that would substantially duplicate the disclosures contained in our annual audited financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and the notes included in our December 31, 2002 Annual Report on Form 10-K, filed with the SEC in March 2003.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, needed to present fairly the financial results for these interim periods. The consolidated results of operations presented for the interim periods are not necessarily indicative of the results for a full year.

Premium revenues are earned from products where we bear insured risk. Non-premium revenues are earned from all other sources, including revenues from our PBM mail service business, administrative fees and other revenue. In 2003, we reformatted our statement of operations to show total revenues (premium revenues and non-premium revenues) and health care services and other expenses by the following categories: commercial, senior and specialty and other. These changes are summarized below:

•	For our behavioral health and dental and vision subsidiaries, we previously included premium revenues in the commercial revenue line and non-premium revenues in the other income line. In 2003, all revenues (premium and non-premium) derived from our specialty companies (behavioral health, dental and vision and PBM) are now reported in the specialty and other revenues line.

•	All health care services expenses for our specialty companies were previously included within commercial health care costs. In 2003, all health care services and other expenses for our specialty companies are now reported in the specialty and other health care services expenses line.

•	Non-premium revenues earned by, and non-premium related fees charged by, our health plans or subsidiaries were previously included in the other income line. In 2003, these amounts are now included in the commercial, senior or specialty revenue and health care services expenses lines, as appropriate.

All intercompany transactions and accounts are eliminated in consolidation.

We reclassified certain prior year amounts in the accompanying condensed consolidated financial statements to conform to the reformatted 2003 presentation. The reclassifications and changes in presentation do not have any effect on our total consolidated revenues or health care services and other expenses for 2002.

2.	Adoption of New Accounting Policy — Stock-Based Compensation

Prior to 2003, we accounted for our stock-based employee and director compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2003
(unaudited)

Employees, and related interpretations. Stock-based employee and director compensation cost was not reflected in the net loss for the three months ended March 31, 2002, because all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, on a prospective basis for all employee and director awards granted, modified or settled on or after January 1, 2003, as provided by FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Awards typically vest over four years. The cost related to stock-based employee and director compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards granted, modified or settled since October 1, 1995. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the fair value method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended
	March 31,

	2003	2002

	(amounts in thousands,
	except per-share data)
Net income (loss), as reported	$70,770	$(858,840)
Add stock-based compensation expense in the quarter, stock option and Employee Stock Purchase Plan (ESPP) included in reported net income (loss), net of related tax effect	1,188	—
Deduct total stock-based compensation expense determined under fair value method for all awards, net of related tax effect	(4,703)	(5,349)

Pro forma net income (loss)	$67,255	$(864,189)

Earnings (loss) per share:
Basic — as reported	$1.96	$(24.86)

Basic — pro forma	$1.87	$(25.02)

Diluted — as reported	$1.91	$(24.86)

Diluted — pro forma	$1.82	$(25.02)

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2003
(unaudited)

The following table illustrates the components of our stock-based compensation expense for the three months ended March 31, 2003 and 2002:

	March 31, 2003		March 31, 2002

		Net-of-Tax		Net-of-Tax
	Pretax Charges	Amount	Pretax Charges	Amount

	(amounts in thousands)		(amounts in thousands)
Stock options	$1,607	$961	$—	$—
Employee Stock Purchase Plan	380	227	—	—

	1,987	1,188	—	—
Restricted stock(1)	1,171	700	138	83

Total	$3,158	$1,888	$138	$83

(1)	The recognition and measurement of restricted stock is the same under APB Opinion No. 25 and FASB Statement No. 123. The related expenses for the fair value of restricted stock for the three months ended March 31, 2003 and 2002 were charged to selling, general and administrative expenses and are included in the net income (loss), as reported amounts in the pro forma net income (loss) table above. See Note 4, “Stockholders’ Equity.”

3.	Long-Term Debt and Other Commitments

Convertible Subordinated Debentures. We have $135 million in aggregate principal amount of 3% convertible subordinated debentures due in 2032. The debentures are convertible into common stock under certain conditions, including satisfaction of a market price condition for our common stock, satisfaction of a trading price condition relating to the debentures, upon notice of redemption, or upon specified corporate transactions. Each $1,000 of the debentures is convertible into 23.8095 shares of our common stock. Beginning in October 2007, we may redeem for cash all or any portion of the debentures, at a purchase price of 100% of the principal amount plus accrued interest, upon not less than 30 nor more than 60 days written notice to the holders. Beginning in October 2007, and in successive 5-year increments, our holders may require us to repurchase the debentures for cash at a repurchase price of 100% of the principal amount plus accrued interest. Our payment obligations under the debentures are subordinated to our senior indebtedness, and effectively subordinated to all indebtedness and other liabilities of our subsidiaries.

10 3/4% Senior Notes. We have $500 million in aggregate principal amount of 10 3/4% senior notes due in 2009. The 10 3/4% senior notes were issued in May 2002 at 99.389% of the aggregate principal amount representing a discount of $3 million that is being amortized over the term of the notes. We may redeem the 10 3/4% senior notes at any time on or after June 1, 2006 at an initial redemption price equal to 105.375% of their principal amount plus accrued and unpaid interest. The redemption price will thereafter decline annually. We also have the option before June 1, 2005 to redeem up to $175 million in aggregate principal amount of the 10 3/4% senior notes at a redemption price of 110.750% of their principal amount plus accrued and unpaid interest using the proceeds from sales of certain kinds of our capital stock. Additionally, at any time on or prior to June 1, 2006, we may redeem the 10 3/4% senior notes upon a change of control, as defined in the indenture for the notes, at 100% of their principal amount plus accrued and unpaid interest and a “make-whole” premium.

Certain of our domestic, unregulated subsidiaries fully and unconditionally guarantee the 10 3/4% senior notes. Certain of our other domestic, unregulated subsidiaries are currently restricted from guaranteeing the 10 3/4% senior notes by the terms of the FHP senior notes, but will fully and unconditionally guarantee

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2003
(unaudited)

the 10 3/4% senior notes once we permanently repay the FHP senior notes. See “FHP Senior Notes” below and Note 10, “Financial Guarantees.”

In April 2003, we entered into an interest rate swap on $300 million of our 10 3/4% senior notes for the purpose of hedging the fair value of our indebtedness. This fair value hedge will be accounted for using the short-cut method under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the hedge will be reported in our balance sheets at fair value, and the carrying value of the long-term debt will be adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Changes in the fair value of the hedge and the long-term debt will be reflected in our statements of operations. Under the terms of the agreement, we will make interest payments based on the three-month London Interbank Offered Rate (LIBOR) plus 692 basis points and will receive interest payments based on the 10 3/4% fixed rate. The interest rate swap settles initially on June 2, 2003 and every three months thereafter, until expiration in June 2009.

Senior Credit Facility. We have a senior credit facility that includes a term loan facility and a revolving credit facility. The senior credit facility, which expires on January 3, 2005, amortizes at a rate of $25 million per quarter. Each quarterly amortization payment includes a $20 million cash payment on the term loan facility and a $5 million reduction in borrowing capacity under the revolving credit facility. As of March 31, 2003, we had $130 million outstanding on the term loan. As of March 31, 2003, the total size of the committed revolving credit facility was $31 million, of which at least $30 million was available for borrowing.

The interest rates per annum applicable to amounts outstanding under the term loan facility and revolving credit facility are, at our option, either the administrative agent’s publicly announced “prime rate” (or, if greater, the Federal Funds Rate plus 0.5%) plus a margin of 4% per annum, or the rate of Eurodollar borrowings for the applicable interest period plus a margin of 5% per annum. Based on our outstanding balance under the credit facility as of March 31, 2003, our average overall interest rate, excluding the facility fee, was 6.3% per annum.

The terms of the senior credit facility contain various covenants which are usual for financings of this type, including a minimum net worth requirement, a minimum fixed-charge coverage requirement and a maximum debt to earnings before interest, taxes, depreciation and amortization, or EBITDA, requirement. At March 31, 2003, we were in compliance with all of these covenants. Our domestic, unregulated subsidiaries provide guarantees and have granted security interests to the lenders in substantially all of their personal property to collateralize our obligations under the senior credit facility. We have also pledged the equity of certain of our subsidiaries to the lenders under the senior credit facility.

FHP Senior Notes. We had $43 million in senior notes outstanding as of March 31, 2003 that we assumed when we acquired FHP International Corporation, or FHP, in 1997. These notes mature on September 15, 2003, and bear interest at 7% payable semiannually. In connection with our 10 3/4% senior notes offering in 2002, $85 million of the net proceeds was used to fund a restricted cash collateral account that has been and will be used, subject to our being in compliance with the senior credit facility, to repurchase or repay the FHP senior notes prior to or on their stated maturity date. As of March 31, 2003, we had used $42 million of the restricted cash collateral account to purchase and permanently retire FHP senior notes. The FHP senior notes share in the collateral for our obligations under our senior credit facility.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2003
(unaudited)

Database Financing Agreements. As of March 31, 2003, we had $10 million outstanding under various financing agreements related to the purchase of database licenses, financial accounting system software and related maintenance in connection with the implementation of our information technology, or IT, initiatives. Payments under the financing agreements are due quarterly through July 2005. The interest imputed on the payment plan agreement ranges from 4% to 5.3%.

Letters of Credit. Letters of credit are purchased guarantees that assure our performance or payment to third parties in connection with professional liability insurance policies, lease commitments and other potential obligations. Letters of credit commitments totaled $18 million and $33 million at March 31, 2003 and 2002, respectively. As of March 31, 2003, our letters of credit commitments were backed by funds deposited in restricted cash accounts maintained by us.

Information Technology Outsourcing Contracts. We have entered into a 10-year contract to outsource our IT operations to International Business Machines Corporation, or IBM. Under the contract, IBM is the coordinator of our IT outsourcing arrangement, and provides IT services and day-to-day management of our IT infrastructure, including data center operations, support services and information distribution. In January 2002, we entered into a 10-year contract to outsource our IT software applications maintenance and enhancement services to Keane, Inc., or Keane. Our total cash obligations for base fees under these contracts over the 10-year terms will be $1.3 billion. However, because we have the ability to reduce services from the vendors under the contracts, our ultimate cash commitment may be less than the stated contract amounts. The contracts also provide for variable fees, based on services provided above certain contractual baselines. Additionally, in the event of contract termination, we would be responsible to pay termination fees to IBM and Keane. These termination fees decline as each successive year of the contract term is completed.

4.	Stockholders’ Equity

Restricted Stock Awards. In the first quarter of 2003 and for the year ended 2002, we granted 694,000 and 53,000 shares of restricted common stock, respectively, as part of an employee recognition and retention program. Restrictions on these shares will expire and related charges are being amortized as earned over the vesting period, not to exceed four years. No shares were forfeited during the first quarter of 2003.

All shares of restricted stock were issued from our 1996 Officer and Key Employee Stock Option Plan, as amended. The amount of unearned compensation recorded is based on the market value of the shares on the date of issuance and is included as a separate component of stockholders’ equity. Related expenses (charged to selling, general and administrative expenses) were $1.2 million and $0.1 million for the three months ended March 31, 2003 and 2002, respectively.

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
March 31, 2003
(unaudited)

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

Treasury Stock. As of March 31, 2003, we held approximately 12 million shares of treasury stock. During the three months ended March 31, 2003, we reissued approximately 48,000 shares of treasury stock in connection with our employee benefit plans. We will continue to reissue treasury stock in connection with our employee benefit plans and may reissue treasury stock in connection with future drawdowns, if any, under the Acqua Wellington equity commitment arrangement, or for other corporate purposes.

5.	Goodwill and Intangible Assets

In the first quarter of 2002, we recognized $897 million (net of $32 million of deferred tax liability reversals) of goodwill impairment as the cumulative effect of a change in accounting principle upon adopting SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill is no longer amortized, but is subject to impairment tests on an annual basis or more frequently if impairment indicators exist. Under the guidance of SFAS No. 142, we used a discounted cash flow methodology to assess the fair values of our reporting units as of January 1, 2002. For reporting units with book equity values that exceeded the fair values, we performed a hypothetical purchase price allocation. Impairment was measured by comparing the goodwill derived from the hypothetical purchase price allocation to the carrying value of the goodwill balance. No goodwill impairment indicators existed for the three months ended March 31, 2003 and, as a result, impairment testing was not required.

Other intangible assets will continue to be amortized over their useful lives. Under current accounting rules and based on our current intangible assets, our intangible asset amortization will be $22 million in 2003, $21 million in 2004, $17 million in 2005, $15 million in 2006 and $15 million in 2007. The following sets forth balances of identified intangible assets, by major class, for the periods indicated:

		Accumulated
	Cost	Amortization	Net Balance

	(amounts in thousands)
Intangible assets:
Employer groups	$243,820	$110,206	$133,614
Provider networks	121,051	18,740	102,311
Other	10,729	9,204	1,525

Balance at March 31, 2003	$375,600	$138,150	$237,450

Intangible assets:
Employer groups	$243,820	$105,406	$138,414
Provider networks	121,051	17,986	103,065
Other	10,729	9,192	1,537

Balance at December 31, 2002	$375,600	$132,584	$243,016

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2003
(unaudited)

6.	Impairment, Disposition, Restructuring, Office of Personnel Management (“OPM”) and Other (Credits) Charges

We recognized net pretax credits for the three months ended March 31, 2002 as follows:

			Diluted
		Net-of-Tax	Earnings
	Pretax Credits	Amount	Per Share

	(amounts in millions, except
	per share data)
Three Months Ended March 31, 2002
OPM credits	$(12.9)	$(8.1)	$(0.23)

Total impairment, disposition, restructuring, OPM and other credits	$(12.9)	$(8.1)	$(0.23)

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

Restructuring Charge. In December 2001, we recognized a restructuring charge of $60 million. Of the $60 million charge, approximately $34 million represented a liability for cash payments, of which approximately $22 million was paid during the fourth quarter of 2001 and during the year ended December 31, 2002. The remainder will be paid throughout 2003. Approximately $20 million of the restructuring charge was for severance and related employee benefits for 1,450 employees whose positions were eliminated. As of March 31, 2003, approximately 1,220 employees have left the company and 200 employees, whose positions were eliminated, accepted other positions within the company. The remaining employees are expected to be terminated by December 2003. During the three months ended March 31, 2003, there were no increases to the December 2001 restructuring charge and we made severance payments totaling approximately $1 million to terminated employees.

The restructuring charge also included approximately $27 million related to the outsourcing of our IT production and $13 million related to lease terminations.

The following table presents the 2001 restructuring activity:

	Initial				Balance at			Balance at
	Pretax	Non-cash	2001	2002	December 31,	2003	Changes in	March 31,
	Charge	Write-off	Activity	Activity	2002	Payments	Estimate	2003

	(amounts in millions)
December 2001 restructuring:
Lease cancellations and commitments	$39.7	$(25.8)	$—	$(8.0)	$5.9	$(.9)	$—	$5.0
Severance and separation benefits	20.2	—	(0.6)	(14.0)	5.6	(1.5)	—	4.1

Total December 2001 restructuring	$59.9	$(25.8)	$(0.6)	$(22.0)	$11.5	$(2.4)	$—	$9.1

7.	Contingencies

Provider Instability and Insolvency. Our insolvency expenses include write-offs of certain uncollectable receivables from providers, and the estimated cost of unpaid health care claims normally covered by our

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2003
(unaudited)

capitation payments. Depending on state law, we may be held liable for unpaid health care claims that were previously the responsibility of the capitated provider and for which we have already paid capitation. Insolvency reserves also include estimates for potentially insolvent providers that we have specifically identified, where conditions indicate claims are not being paid or claim payments have slowed considerably, and we have determined that it is probable that we will be required to make the providers’ claim payments. We continue to monitor the financial condition of our providers where there is perceived risk of insolvency and will adjust our insolvency reserves as necessary. Information provided by provider groups may be unaudited, self-reported information or may not ultimately be obtained. The balance of our insolvency reserves included in medical claims and benefits payable totaled $40 million at March 31, 2003 and $46 million at December 31, 2002.

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

Class Action Legal Proceedings. On November 2, 1999, Jose Cruz filed a purported class action complaint against us, our California subsidiary, and FHP in the San Francisco Superior Court. On November 9, 1999, Cruz filed a first amended purported class action complaint that omitted FHP as a defendant. The amended complaint relates to the period from November 2, 1995 to the present and purports to be filed on behalf of all enrollees in our health care plans operating in California, other than Medicare and Medicaid enrollees. The amended complaint alleges that we have engaged in unfair business acts in violation of California law, engaged in false, deceptive and misleading advertising in violation of California law and violated the California Consumer Legal Remedies Act. It also alleges that we have received unjust payments as a result of our conduct. The amended complaint seeks injunctive and declaratory relief, an order requiring the defendants to inform and warn all California consumers regarding our financial compensation programs, unspecified monetary damages for restitution of premiums and disgorgement of improper profits, attorneys’ fees and interest. We moved to compel arbitration and the Superior Court denied our motion. We filed an appeal from this denial, and the Court of Appeal affirmed the Superior Court’s decision. Thereafter, we filed a petition asking the California Supreme Court to review the Court of Appeal’s decision, and the California Supreme Court granted the petition. Oral argument before the California Supreme Court occurred on February 4, 2003. We expect a ruling from the California Supreme Court in May 2003. We deny all material allegations in the amended complaint and intend to defend the action vigorously.

In mid-2000, various federal actions against managed care companies, including us, were joined in a multi-district litigation that was coordinated for pretrial proceedings in the United States District Court for the Southern District of Florida. This litigation is known as “In re Managed Care Litigation.” Thereafter, Dr. Dennis Breen, Dr. Leonard Klay, Dr. Jeffrey Book and several other health care providers, along with several medical associations, including the California Medical Association, joined the “In re Managed Care” proceeding as plaintiffs. These health care providers sued several managed care companies, including us, alleging that the companies have systematically underpaid providers for medical services to members, have delayed payments, and that the companies impose unfair contracting terms on providers and negotiate capitation payments that are inadequate to cover the costs of health care services provided.

We sought to compel arbitration of all of Dr. Breen’s, Dr. Book’s and other physician claims against us. The District Court granted our motion to compel arbitration against all of these claims except for claims

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2003
(unaudited)

for violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO (“Direct RICO Claims”), and for their RICO conspiracy and aiding and abetting claims that stem from contractual relationships with other managed care companies. On April 7, 2003, the United States Supreme Court held that the District Court should have compelled arbitration of the Direct RICO Claims filed by Dr. Breen and Dr. Book, and we believe that this ruling will apply to the Direct RICO Claims brought by other providers who have contracts with us as well.

On September 26, 2002, the District Court certified a class action in the “In re Managed Care Litigation.” On November 20, 2002, the United States Court of Appeals for the Eleventh Circuit granted our petition to appeal the class certification by the District Court. No date for oral argument of the appeal has been set. On October 18, 2002, we filed a new motion to dismiss directed at the plaintiffs’ second amended complaint. That motion remains pending. Discovery in this litigation has recently commenced. We deny all material allegations and intend to defend the action vigorously.

PacifiCare of Texas v. The Texas Department of Insurance and the State of Texas. In November 2001, our Texas subsidiary, PacifiCare of Texas, filed a lawsuit against the Texas Department of Insurance, or TDI, and the State of Texas challenging the TDI’s interpretation and enforcement of state statutes and regulations that would make Texas a “double-pay” state. The lawsuit relates to the financial insolvency of three physician groups that had capitation contracts with PacifiCare of Texas. Under these contracts, the responsibility for claims payments to health care providers was delegated to the contracted physician groups. We made capitation payments to each of these physician groups, but each of these physician groups failed to pay all of the health care providers who provided health care services covered by the capitation payments. On February 11, 2002, subsequent to the filing of our lawsuit, the Attorney General of Texas or AG, on behalf of the State of Texas and the TDI, filed a civil complaint against PacifiCare of Texas in the District Court of Travis County, Texas alleging violations of the Texas Health Maintenance Organization Act, Texas Insurance Code and regulations under the Code and the Texas Deceptive Trade Practices Consumer Protection Act. The AG’s complaint primarily alleges that despite its capitation payments to the physician groups, PacifiCare of Texas is still financially responsible for the failure of the delegated providers to pay health care providers. The AG is seeking an injunction requiring us to comply with state laws plus unspecified damages, civil penalties and restitution. The AG also claimed that its subsequent lawsuit, not ours, should govern the dispute. In March 2002, we submitted a motion to be recognized as the plaintiff in the lawsuit rather than the AG. In June 2002, the District Court granted this motion. The Texas Medical Association, various providers and the bankruptcy trustee for an affiliate of one of the physician groups have intervened in the lawsuit.

On March 21, 2003, without the admission of any wrongdoing, our Texas subsidiary entered into a binding memorandum of understanding, or MOU, with the State of Texas, the AG and the TDI setting forth the principal terms of a settlement of all the pending litigation between the parties and related civil investigations by the TDI. Under the MOU, the parties agreed to enter into a definitive settlement agreement within 30 days. The parties (including the AG) subsequently agreed to extend this 30-day period in order to finalize and execute the definitive settlement agreement. The parties continue to negotiate in good faith the final terms of the definitive settlement agreement, and the MOU continues to remain in full force and effect during these negotiations. As set forth in the MOU, the settlement agreement will provide that all pending litigation and related civil investigations could be stayed for up to twelve months from the date of execution of the definitive settlement agreement. While the proceedings are stayed, the parties will seek to settle the provider creditor claims in the remaining outstanding bankruptcies relating to Medical Select Management and Heritage Southwest Medical Group in accordance with the MOU and engage in a review of provider claims of the Heritage Physicians Network, or HPN. We agreed to use our reasonable best efforts to reach settlements in the bankruptcies and resolve

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2003
(unaudited)

the HPN claims by specified dates and agreed to make contributions to fund provider creditor claims in the bankruptcies subject to the process set forth in the MOU.

As part of the settlement, we agreed to make payments totaling $4.25 million, including attorneys fees totaling $1.25 million to the AG, and administrative services reimbursements totaling $1.5 million and administrative penalties totaling $1.5 million to the TDI. Of the $4.25 million payment, $2.45 million will be paid upon execution of the settlement, and the remaining $1.8 million will be paid upon the satisfaction of the conditions for the settlement. All amounts paid upon execution of the settlement will be held in trust pending the effectiveness of the settlement. The settlement will become effective upon us completing our settlements in the two bankruptcies in accordance with the MOU, timely completion of the HPN claims process, payment of all settlement amounts to the AG and TDI, and compliance with certain Texas prompt payment obligations with respect to members enrolled in our commercial HMO plans. Concurrent with the settlement becoming effective: (i) the parties would enter into a permanent injunction with a term of one year that will require PacifiCare of Texas to comply with applicable provisions of the Texas prompt payment obligations with respect to members enrolled in our commercial HMO plans; (ii) all of the pending litigation between the parties will be dismissed with prejudice or with specified final judgements; and (iii) the parties will enter into mutual releases. We cannot provide any assurances that we will be able to meet the conditions required to cause the settlement to become effective. If we cannot reach the settlement, then we are prepared to resume the litigation. We believe that recorded liabilities for this matter are adequate, including the satisfaction of all the terms and conditions of the settlement, or any liabilities that may arise if we are required to resume the litigation.

Other Litigation. We are involved in various legal actions in the normal course of business, including claims from our members and providers arising out of decisions to deny or restrict reimbursement for services and claims that seek monetary damages, including claims for punitive damages that are not covered by insurance. Our establishment of drug formularies, support of clinical trials and PBM services may increase our exposure to product liability claims associated with pharmaceuticals and medical devices. Based on current information, including consultation with our lawyers, we believe any ultimate liability that may arise from these actions, including all class action legal proceedings and the State of Texas litigation, would not materially affect our consolidated financial position, results of operations or cash flows. However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material effect on our results of operations or cash flows of a future period. For example, the loss of even one claim resulting in a significant punitive damage award could have a material adverse effect on our business. Moreover, our exposure to potential liability under punitive damage theories may decrease significantly our ability to settle these claims on reasonable terms.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2003
(unaudited)

8. Earnings Per Share

We calculated the denominators for the computation of basic and diluted earnings per share as follows:

	Three Months Ended
	March 31,

	2003	2002

	(amounts in
	thousands)
Shares outstanding at the beginning of the period(1)	35,891	34,447
Weighted average number of shares issued:
Treasury stock reissued, net	39	71
Stock options exercised	112	26

Denominator for basic earnings per share	36,042	34,544
Employee stock options and other dilutive potential common shares(2)(3)	963	—

Denominator for diluted earnings per share(3)	37,005	34,544

(1)	Excludes 791,000 and 75,000 shares of restricted common stock which have been granted but have not vested as of March 31, 2003 and 2002, respectively.

(2)	Certain options to purchase common stock were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock for the periods presented. For the three months ended March 31, 2003, these weighted options outstanding totaled 3.9 million shares with exercise prices ranging from $25.25 to $92.50 per share.

(3)	Employee stock options and other dilutive potential common shares for the three months ended March 31, 2002 were not included in the calculation of diluted earnings per share because they were antidilutive.

9. Comprehensive Income

Comprehensive income represents our net income plus changes in equity, other than those changes resulting from investments by, and distributions to, our stockholders. Such changes include unrealized gains or losses on our available-for-sale securities. Our comprehensive income totaled $69 million for the three months ended March 31, 2003, and $31 million, excluding the cumulative effect of a change in accounting principle of $897 million, net of tax, for the three months ended March 31, 2002.

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

The following unaudited consolidating condensed financial statements quantify the financial position as of March 31, 2003 and December 31, 2002 and the operations and cash flows for the three months ended March 31, 2003 and 2002 of the Initial Guarantor Subsidiaries listed below and the PHPA Guarantor Subsidiaries listed below. The following unaudited consolidating condensed balance sheets, consolidating

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2003
(unaudited)

condensed statements of operations and consolidating condensed statements of cash flows present financial information for the following entities and utilizing the following adjustments:

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

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2003
(unaudited)

CONSOLIDATING CONDENSED BALANCE SHEETS

March 31, 2003

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(in thousands)
ASSETS
Current assets:
Cash and equivalents	$(506)	$209,932	$(54,391)	$550,055	$—	$705,090
Marketable securities	—	—	—	1,150,123	—	1,150,123
Receivables, net	235	(74,120)	132,573	277,284	(13,614)	322,358
Intercompany	(532,999)	511,471	21,163	365	—	—
Prepaid expenses and other current assets	184	39,074	8,027	15,902	(3,049)	60,138
Restricted cash collateral for FHP senior notes	43,346	—	—	—	—	43,346
Deferred income taxes	—	55,775	3,505	65,773	(27,104)	97,949

Total current assets	(489,740)	742,132	110,877	2,059,502	(43,767)	2,379,004

Property, plant and equipment at cost, net	—	97,284	16,897	43,666	—	157,847
Marketable securities-restricted	36,347	—	—	152,986	—	189,333
Deferred income taxes	—	72,141	6,654	23,090	(101,885)	—
Investment in subsidiaries	2,602,710	1,517,000	13,264	1,502	(4,134,476)	—
Goodwill and intangible assets, net	—	11,923	16,480	1,192,151	—	1,220,554
Other assets	21,393	24,920	408	23,719	—	70,440

	$2,170,710	$2,465,400	$164,580	$3,496,616	$(4,280,128)	$4,017,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$—	$20,785	$31,770	$1,048,887	$(742)	$1,100,700
Accounts payable and accrued liabilities	19,802	254,354	57,917	165,387	(4,141)	493,319
Deferred income taxes	—	15,334	553	11,217	(27,104)	—
Unearned premium revenue	—	218	—	87,060	(11,780)	75,498
Current portion of long-term debt	60,484	46,580	—	165	—	107,229

Total current liabilities	80,286	337,271	90,240	1,312,716	(43,767)	1,776,746

Long-term debt	702,263	6,989	—	1,368	—	710,620
Deferred income taxes	—	99,180	8,445	96,397	(101,885)	102,137
Other liabilities	—	19,697	—	167	—	19,864
Intercompany notes payable (receivable)	—	(194,062)	—	194,062	—	—
Stockholders’ equity:
Capital stock	486	—	—	—	—	486
Unearned compensation	(20,558)	—	—	—	—	(20,558)
Additional paid-in capital	1,587,702	—	—	—	—	1,587,702
Accumulated other comprehensive loss	—	—	—	19,650	—	19,650
Retained earnings	421,139	—	—	—	—	421,139
Treasury stock	(600,608)	—	—	—	—	(600,608)
Equity in income of subsidiaries	—	2,196,325	65,895	1,872,256	(4,134,476)	—

Total stockholders’ equity	1,388,161	2,196,325	65,895	1,891,906	(4,134,476)	1,407,811

	$2,170,710	$2,465,400	$164,580	$3,496,616	$(4,280,128)	$4,017,178

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2003
(unaudited)

CONSOLIDATING CONDENSED BALANCE SHEETS

December 31, 2002

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(in thousands)
ASSETS
Current assets:
Cash and equivalents	$16,207	$151,973	$(47,595)	$831,104	$—	$951,689
Marketable securities	—	—	—	1,195,517	—	1,195,517
Receivables, net	33	(44,362)	242,309	100,127	(8,372)	289,735
Intercompany	(537,199)	415,166	18,770	103,263	—	—
Prepaid expenses and other current assets	1,015	24,853	8,596	16,238	(3,732)	46,970
Restricted cash collateral for FHP senior notes	43,346	—	—	—	—	43,346
Deferred income taxes	—	61,399	3,508	63,108	(27,257)	100,758

Total current assets	(476,598)	609,029	225,588	2,309,357	(39,361)	2,628,015

Property, plant and equipment at cost, net	—	99,610	17,890	44,185	—	161,685
Marketable securities-restricted	34,812	—	—	151,377	—	186,189
Deferred income taxes	—	72,141	6,654	23,090	(101,885)	—
Investment in subsidiaries	2,513,858	1,555,158	13,264	1,501	(4,083,781)	—
Goodwill and intangible assets, net	—	11,923	16,480	1,197,717	—	1,226,120
Other assets	22,615	25,534	1	974	—	49,124

	$2,094,687	$2,373,395	$279,877	$3,728,201	$(4,225,027)	$4,251,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$—	$17,929	$36,523	$995,508	$(5,460)	$1,044,500
Accounts payable and accrued liabilities	5,313	253,691	49,324	136,102	(4,027)	440,403
Deferred income taxes	—	15,487	553	11,217	(27,257)	—
Unearned premium revenue	—	200	—	480,208	(2,617)	477,791
Current portion of long-term debt	60,484	48,778	—	(2,027)	—	107,235

Total current liabilities	65,797	336,085	86,400	1,621,008	(39,361)	2,069,929

Long-term debt	587,315	5,878	—	3,601	—	596,794
Convertible subordinated debentures	135,000	—	—	—	—	135,000
Deferred income taxes	—	100,833	8,445	96,397	(101,885)	103,790
Other liabilities	—	17,148	—	167	—	17,315
Intercompany notes payable (receivable)	—	(194,021)	—	194,021	—	—
Stockholders’ equity:
Capital stock	477	—	—	—	—	477
Unearned compensation	(2,000)	—	—	—	—	(2,000)
Additional paid-in capital	1,560,785	—	—	—	—	1,560,785
Accumulated other comprehensive loss	—	—	—	21,730	—	21,730
Retained earnings	350,369	—	—	—	—	350,369
Treasury stock	(603,056)	—	—	—	—	(603,056)
Equity in income of subsidiaries	—	2,107,472	185,032	1,791,277	(4,083,781)	—

Total stockholders’ equity	1,306,575	2,107,472	185,032	1,813,007	(4,083,781)	1,328,305

	$2,094,687	$2,373,395	$279,877	$3,728,201	$(4,225,027)	$4,251,133

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2003
(unaudited)

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2003

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(in thousands)
Operating revenue	$240	$8,198	$118,939	$2,694,488	$(82,270)	$2,739,595
Income from subsidiaries	88,852	120,658	—	1,351	(210,861)	—

Total operating revenue	89,092	128,856	118,939	2,695,839	(293,131)	2,739,595
Health care services and other expenses	—	3,193	80,723	2,264,517	(72,670)	2,275,763
Selling, general and administrative expenses	52	45,778	30,255	258,532	(8,952)	325,665
Amortization of intangible assets	—	—	—	5,566	—	5,566

Operating income	89,040	79,885	7,961	167,224	(211,509)	132,601
Interest expense	(18,270)	(1,711)	—	(218)	649	(19,550)

Income before income taxes	70,770	78,174	7,961	167,006	(210,860)	113,051
(Benefit) provision for income taxes	—	(10,938)	3,357	49,862	—	42,281

Net income (loss)	$70,770	$89,112	$4,604	$117,144	$(210,860)	$70,770

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2003
(unaudited)

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2002

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(in thousands)
Operating revenue	$—	$7,534	$105,962	$2,830,949	$(80,994)	$2,863,451
Income from subsidiaries	51,797	57,322	—	—	(109,119)	—

Total operating revenue	51,797	64,856	105,962	2,830,949	(190,113)	2,863,451
Health care services and other expenses	—	60	70,596	2,487,196	(73,819)	2,484,033
Selling, general and administrative expenses	60	33,771	23,994	258,275	(6,257)	309,843
Amortization of intangible assets	—	312	—	5,062	—	5,374
Office of Personnel Management (credits) charges	—	(18,092)	—	5,241	—	(12,851)

Operating income	51,737	48,805	11,372	75,175	(110,037)	77,052
Interest expense	(13,577)	(2,499)	—	(1,033)	918	(16,191)

Income before income taxes	38,160	46,306	11,372	74,142	(109,119)	60,861
(Benefit) provision for income taxes	—	(5,491)	4,464	23,728	—	22,701

Income before cumulative effect of a change in accounting principle	38,160	51,797	6,908	50,414	(109,119)	38,160
Cumulative effect of a change in accounting principle	—	—	—	(897,000)	—	(897,000)

Net income (loss)	$38,160	$51,797	$6,908	$(846,586)	$(109,119)	$(858,840)

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2003
(unaudited)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2003

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(in thousands)
Operating activities:
Net income (loss)	$70,770	$88,852	$4,864	$117,144	$(210,860)	$70,770
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(88,852)	(120,658)	—	(1,350)	210,860	—
Depreciation and amortization	—	7,297	1,559	2,404	—	11,260
Amortization of intangible assets	—	—	—	5,566	—	5,566
Stock-based compensation expense	3,158	—	—	—	—	3,158
Loss on disposal of property, plant and equipment and other	—	2,540	—	—	—	2,540
Deferred income taxes	—	3,818	3	(1,301)	—	2,520
Provision for doubtful accounts	—	2,247	17	—	—	2,264
Amortization of notes receivable from sale of fixed assets	—	(1,368)	—	—	—	(1,368)
Employer benefit plan contributions in treasury stock	1,363	—	—	—	—	1,363
Amortization of capitalized loan fees	1,222	—	—	—	—	1,222
Tax benefit realized for stock option exercises	236	—	—	—	—	236
Amortization of discount on 10 3/4% senior notes	109	—	—	—	—	109
Changes in assets and liabilities, net	14,118	(102,735)	(12,673)	(255,402)	—	(356,692)

Net cash flows provided by (used in) operating activities	2,124	(120,007)	(6,230)	(132,939)	—	(257,052)

Investing activities:
Sale of marketable securities, net	—	—	—	41,950	—	41,950
Purchase of property, plant and equipment	—	(7,484)	(566)	(1,927)	—	(9,977)
Purchase of marketable securities-restricted, net	(1,535)	—	—	(1,609)	—	(3,144)
Proceeds from sale of property, plant and equipment	—	15	—	—	—	15

Net cash flows (used in) provided by investing activities	(1,535)	(7,469)	(566)	38,414	—	28,844

Financing activities:
Principal payments on long-term debt	(20,200)	—	—	—	—	(20,200)
Proceeds from issuance of common and treasury stock	2,911	—	—	—	—	2,911
Payments on software financing agreement	—	(1,089)	—	—	—	(1,089)
Common stock registration fees	(13)	—	—	—	—	(13)
Intercompany activity:
Royalty dividends and loans received (paid)	—	27,708	—	(27,708)	—	—
Dividends received (paid)	—	158,816	—	(158,816)	—	—

Net cash flows (used in) provided by financing activities	(17,302)	185,435	—	(186,524)	—	(18,391)

Net (decrease) increase in cash and equivalents	(16,713)	57,959	(6,796)	(281,049)	—	(246,599)
Beginning cash and equivalents	16,207	151,973	(47,595)	831,104	—	951,689

Ending cash and equivalents	$(506)	$209,932	$(54,391)	$550,055	$—	$705,090

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2003
(unaudited)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2002

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(in thousands)
Operating activities:
Net income (loss)	$38,160	$51,797	$6,908	$(846,586)	$(109,119)	$(858,840)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(51,797)	(57,322)	—	—	109,119	—
Cumulative effect of a change in accounting principle	—	—	—	897,000	—	897,000
Provision for doubtful accounts	—	—	35	14,790	—	14,825
Office of Personnel Management (credits) charges	—	(18,092)	—	5,241	—	(12,851)
Depreciation and amortization	—	7,910	1,498	2,654	—	12,062
Deferred income taxes	—	13,283	65	(4,930)	—	8,418
Amortization of intangible assets	—	312	—	5,062	—	5,374
Amortization of capitalized loan fees	3,733	—	—	—	—	3,733
Employer benefit plan contributions in treasury stock	3,314	—	—	—	—	3,314
Amortization of notes receivable from sale of fixed assets	—	(733)	—	—	—	(733)
Loss on disposal of property, plant and equipment and other	—	551	—	65	—	616
Unearned compensation amortization	138	—	—	—	—	138
Changes in assets and liabilities	31,447	(62,238)	17,257	(465,033)	—	(478,567)

Net cash flows provided by (used in) operating activities	24,995	(64,532)	25,763	(391,737)	—	(405,511)

Investing activities:
Purchase of marketable securities-restricted	—	—	—	(42,316)	—	(42,316)
Purchase of marketable securities, net	—	—	—	(33,524)	—	(33,524)
Purchase of property, plant and equipment	—	(15,201)	(610)	(2,815)	—	(18,626)

Net cash flows used in investing activities	—	(15,201)	(610)	(78,655)	—	(94,466)

Financing activities:
Principal payments on long-term debt	(25,000)	—	—	(34)	—	(25,034)
Proceeds from issuance of common and treasury stock	5	—	—	—	—	5
Intercompany activity:
Royalty dividends and loans received (paid)	—	26,437	—	(26,437)	—	—
Dividends received (paid)	—	47,000	—	(47,000)	—	—
Subordinated loans (paid) received	—	10	—	(10)	—	—

Net cash flows (used in) provided by financing activities	(24,995)	73,447	—	(73,481)	—	(25,029)

Net (decrease) increase in cash and equivalents	—	(6,286)	25,153	(543,873)	—	(525,006)
Beginning cash and equivalents	—	110,335	(74,751)	942,175	—	977,759

Ending cash and equivalents	$—	$104,049	$(49,598)	$398,302	$—	$452,753

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2003
(unaudited)

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

In this Quarterly Report on Form 10-Q, we refer to PacifiCare Health Systems, Inc. as “PacifiCare,” “the Company,” “we,” “us,” or “our.”

Overview. We offer managed care and other health insurance products to employer groups and Medicare beneficiaries in eight Western states and Guam. Our commercial and senior plans are designed to deliver quality health care and customer service to members cost-effectively. These programs include health maintenance organizations, or HMOs, preferred provider organizations, or PPOs, and Medicare Supplement products. We also offer a variety of specialty managed care products and services that employees can purchase as a supplement to our basic commercial and senior medical plans or as stand-alone products. These products include pharmacy benefit management, or PBM, services, behavioral health services, group life and health insurance, dental and vision benefit plans.

Premium revenues are earned from products where we bear insured risk. Non-premium revenues are earned from all other sources, including revenues from our PBM mail service business, administrative fees and other income. In 2003, we reformatted our statement of operations to show total revenues (premium revenues and non-premium revenues) and health care services and other expenses by the following categories: commercial, senior and specialty and other. These changes are summarized below:

•	For our behavioral health and dental and vision subsidiaries, we previously included premium revenues in the commercial revenue line and non-premium revenues in the other income line. In 2003, all revenues (premium and non-premium) derived from our specialty companies (behavioral health, dental and vision and PBM) are now reported in the specialty and other revenues line.

•	All health care services expenses for our specialty companies were previously included within commercial health care costs. In 2003, all health care services and other expenses for our specialty companies are now reported in the specialty and other health care services expenses line.

•	Non-premium revenues earned by, and non-premium related fees charged by, our health plans or subsidiaries were previously included in the other income line. In 2003, these amounts are now included in the commercial, senior or specialty revenue and health care services expenses lines, as appropriate.

All intercompany transactions and accounts are eliminated in consolidation.

Revenue

Commercial and Senior. Our commercial and senior revenues include all premium revenue we receive from our health plans, indemnity insurance subsidiary and Medicare Supplement and Senior Supplement products, as well as fee revenue we receive from administrative services we offer through our commercial and senior health plans and related subsidiaries. We receive per member per month payments on behalf of each member enrolled in our commercial HMOs and our indemnity insurance service plans. Generally, our Medicare+Choice contracts entitle us to per member per month payments from the Centers for Medicare and Medicaid Services, or CMS, on behalf of each enrolled Medicare beneficiary. We report prepaid health care premiums received from our commercial plans’ enrolled groups, CMS, and our Medicare plans’ members as revenue in the month that members are entitled to receive health care. We record premiums received in advance as unearned premium revenue.

Premiums for our commercial products and Medicare+Choice products are generally fixed in advance of the periods covered. Of our commercial business, more than 50% of our membership renews on January 1 of each year, with premiums that are generally fixed for periods up to one year. In addition, each of our subsidiaries that offers Medicare+Choice products must submit adjusted community rate proposals, generally by county or service area, to CMS, in early September for each Medicare+Choice product that will be offered in the subsequent year. As a result, increases in the costs of health care services in excess of the estimated future health care services expense reflected in the premiums or the adjusted community rate proposals generally cannot be recovered in the applicable contract year through higher premiums or benefit designs.

Generally, since the Balanced Budget Act of 1997 went into effect, annual premium increases for Medicare+Choice members have not kept pace with the increases in the costs of health care. The negative disparity between increases in Medicare+Choice premiums and related health care costs in some of our service areas contributed to our decisions to cease offering, close enrollment, reduce benefits or obtain capacity limits in our Medicare+Choice plans in various counties in 2003 and 2002. It also contributed to changes in our benefits, higher copayments, greater deductibles and increased member premiums.

Specialty and Other. Our specialty and other revenues include all premium revenues we receive from our behavioral health and dental and vision service plans and fee revenue we receive from administrative services we offer though our specialty companies, primarily from our PBM subsidiary. Our PBM subsidiary generates mail-service revenue where we, rather than network retail pharmacies, collect the member copayments for both affiliated and unaffiliated members. Additionally, we record revenues for prescription drug costs and administrative fees charged on prescriptions dispensed by our mail service pharmacy when the prescription is filled. For prescription drugs dispensed through retail pharmacies, we record administrative services fees when a prescription claim is reviewed and approved, and the prescription is filled. For prescription drugs dispensed through retail pharmacies, we do not record revenues for drugs dispensed or the network pharmacies’ dispensing fees; nor do we record revenues for copayments our members make to the retail pharmacies.

Net Investment Income. Net investment income consists of interest income, gross realized gains and losses experienced based on the level of cash invested over each period.

Expenses

Commercial and Senior Health Care Services and Other. Health care services and other expenses for our commercial plans and our senior plans primarily comprise payments to physicians, hospitals and other health care providers under capitated or risk-based contracts for services provided to our commercial and senior health plan members and indemnity insurance plan members. Health care services expenses also include expenses for administrative services performed by our commercial and senior health plans and related subsidiaries.

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

The cost of health care provided is accrued in the month services are provided to members, based in part on estimates for hospital services and other health care costs that have been incurred but not yet reported. We develop these estimates using actuarial methods based on historical data for payment patterns, cost trends, product mix, seasonality, utilization of health care services and other relevant factors. These estimates are adjusted in future periods as we receive actual claims data, and can either increase or reduce our accrued health care costs. Included in health care services and other expenses for the three months ended March 31, 2003 were net favorable development of prior period medical cost estimates of approximately $40 million. The cost of prescription drugs covered under our commercial and senior plans is expensed when the prescription drugs are dispensed. Our commercial and senior plans also provide incentives, through a variety of programs, for health care providers that participate in those plans to control health care costs while providing quality health care. Expenses related to these programs, which are based in part on estimates, are recorded in the period in which the related services are provided. Historically, we have primarily arranged health care services for our members by contracting with health care providers on a capitated basis, regardless of the services provided to each member. Under our risk-based contracts, we generally bear or partially share the risk of excess health care expenses with health care providers, meaning that if member utilization of health care services exceeds agreed-on amounts, we bear or partially share the excess expenses with the applicable health care provider.

The following table illustrates our shift from capitated contracts to risk-based contracts since 2002. We expect this shift to continue in 2003 and 2004. The percentages of managed care membership by contract type at March 31, 2003, December 31, 2002 and March 31, 2002 were as follows:

	Hospital			Physician

	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2003	2002	2002	2003	2002	2002

Commercial
Capitated	36%	44%	46%	68%	76%	77%
Risk-based/fee-for-service	64%	56%	54%	32%	24%	23%
Senior
Capitated	55%	57%	57%	73%	77%	76%
Risk-based/fee-for-service	45%	43%	43%	27%	23%	24%
Total
Capitated	40%	47%	49%	69%	76%	77%
Risk-based/fee-for-service	60%	53%	51%	31%	24%	23%

Specialty and Other Health Care Services and Other. Health care services and other expenses for our specialty companies primarily comprise payments to physicians, hospitals and other health care providers under capitated or risk-based contracts for services provided to our behavioral health and dental and vision members and the cost of acquiring drugs for our mail service pharmacy benefit management subsidiary. Health care services expenses also include expenses for administrative services performed by our specialty companies.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Membership. Total HMO membership decreased 15% to approximately 2.7 million members at March 31, 2003 from approximately 3.2 million members at March 31, 2002.

	At March 31, 2003			At March 31, 2002

	Commercial	Senior	Total	Commercial	Senior	Total

HMO Membership Data:
Arizona	146,500	87,300	233,800	146,000	93,300	239,300
California	1,344,000	359,800	1,703,800	1,619,000	426,600	2,045,600
Colorado	176,800	55,200	232,000	177,500	60,200	237,700
Guam	31,400	—	31,400	33,500	—	33,500
Nevada	22,300	26,600	48,900	30,300	30,100	60,400
Oklahoma	96,000	19,200	115,200	102,100	23,500	125,600
Oregon	64,000	24,900	88,900	79,400	26,600	106,000
Texas	90,200	79,100	169,300	137,300	118,000	255,300
Washington	68,500	54,500	123,000	65,500	57,100	122,600

Total HMO membership	2,039,700	706,600	2,746,300	2,390,600	835,400	3,226,000

Other Membership Data:
PPO and indemnity	99,700	—	99,700	51,200	—	51,200
Employer self-funded	29,900	—	29,900	38,100	—	38,100
Medicare Supplement	—	21,200	21,200	—	14,600	14,600

Total other membership	129,600	21,200	150,800	89,300	14,600	103,900

Total HMO and other membership	2,169,300	727,800	2,897,100	2,479,900	850,000	3,329,900

	As of March 31, 2003			As of March 31, 2002

	PacifiCare	Unaffiliated	Total	PacifiCare	Unaffiliated	Total

Specialty Membership:
Pharmacy benefit management (1)	2,897,100	1,796,000	4,693,100	3,329,900	1,188,000	4,517,900
Behavioral health(2)	2,009,800	1,768,400	3,778,200	2,343,000	1,437,200	3,780,200
Dental and vision(2)	458,100	236,600	694,700	517,300	221,600	738,900

(1)	PBM PacifiCare membership represents members that are in our commercial or senior HMO, PPO and indemnity, employer self- funded and Medicare Supplement plans. All of these members either have a prescription drug benefit or are able to purchase their prescriptions utilizing our retail network contracts or our mail service.

(2)	Behavioral health and dental and vision PacifiCare membership represents members that are in our commercial HMO that are also enrolled in our behavioral health or dental and vision plans.

Commercial HMO membership decreased approximately 15% at March 31, 2003 compared to the prior year primarily due to decreases of 275,000 members in California, 47,100 members in Texas, 15,400 members in Oregon, 8,000 members in Nevada and 6,100 members in Oklahoma. These decreases were primarily due to elimination of unprofitable commercial business and the loss of employer groups due to premium rate increases, offset, in part, by the addition of new employer groups. As previously announced, our contract with the California Public Employee Retirement System (CalPERS) was not renewed for 2003, resulting in the loss of approximately 180,100 commercial HMO members effective January 1, 2003.

Senior HMO membership decreased approximately 15% at March 31, 2003 compared to the prior year primarily due to a decrease of 66,800 members in California and 38,900 members in Texas. This decrease primarily resulted from planned county exits and member disenrollments attributable to reduced benefits and increased premiums. As previously announced, we exited five counties in California and Texas resulting in the loss of approximately 30,600 senior HMO members effective January 1, 2003.

PPO and indemnity membership increased approximately 95% at March 31, 2003 compared to the prior year mainly due to enhanced marketing efforts and new product initiatives primarily in California and Texas.

PBM unaffiliated membership at March 31, 2003 increased approximately 51% compared to the prior year primarily due to increased marketing efforts. PBM PacifiCare membership at March 31, 2003 decreased approximately 13% compared to the prior year due to the declines in our HMO membership discussed above.

Behavioral health unaffiliated membership at March 31, 2003 increased approximately 23% compared to the prior year primarily due to the addition of two large employer groups. Behavioral health PacifiCare membership at March 31, 2003 decreased approximately 14% compared to the prior year primarily due to declines in our commercial HMO membership discussed above.

Dental and vision unaffiliated membership at March 31, 2003 increased approximately 7% compared to the prior year due to membership from new PPO product offerings. Dental and vision PacifiCare membership at March 31, 2003 decreased approximately 11% compared to the prior year primarily due to senior membership losses in California, attributable to member terminations and planned exits in northern California counties.

Commercial Revenue. Commercial revenue increased 3%, or $38 million, to $1.2 billion for the three months ended March 31, 2003, from $1.2 billion for the three months ended March 31, 2002 as follows:

Three Months Ended
March 31, 2003

(amounts in millions)
Premium yield increases averaging approximately 18% for the three months ended March 31, 2003, primarily HMO and PPO	$172
Net membership decreases, primarily in California, Texas and Oregon	(131)
Other	(3)

Increase over the comparable period of the prior year	$38

Senior Revenue. Senior revenue decreased 12%, or $178 million, to $1.4 billion for the three months ended March 31, 2003 from $1.5 billion for the three months ended March 31, 2002 as follows:

Three Months Ended
March 31, 2003

(amounts in millions)
Premium yield increases averaging approximately 5% for the three months ended March 31, 2003, primarily HMO and Medicare Supplement	$69
Net membership decreases, primarily in California and Texas	(247)

Decrease over the comparable period of the prior year	$(178)

Specialty and Other Revenue. Specialty and other revenue increased 14%, or $14 million, to $117 million for the three months ended March 31, 2003, from $102 million for the three months ended March 31, 2002. The increase was primarily due to the growth of unaffiliated membership which resulted in increased fee revenue charged to external customers and overall growth in the volume of mail service business which generated increased co-payments from mail service customers of our PBM subsidiary.

Net Investment Income. Net investment income increased 12%, or $2 million, to $21 million for the three months ended March 31, 2003, from $19 million for the three months ended March 31, 2002.

Commercial Margin. Our commercial margin increased 23%, or $34 million, to $179 million for the three months ended March 31, 2003, from $145 million for the three months ended March 31, 2002 as follows:

Three Months Ended
March 31, 2003

(amounts in millions)
Commercial revenue increases (as noted above)	$38
Decreases in health care services and other expenses as a result of net membership decreases, primarily in California, Texas and Oregon	129
Increases in health care services and other expenses as a result of health care cost trends and increases in capitation expense tied to premium rate increases	(133)

Increase over the comparable period of the prior year	$34

Senior Margin. Our senior margin increased 32%, or $50 million, to $208 million for the three months ended March 31, 2003, from $158 million for the three months ended March 31, 2002 as follows:

Three Months Ended
March 31, 2003

(amounts in millions)
Senior revenue decreases (as noted above)	$(178)
Decreases in health care services and other expenses as a result of net membership decreases, primarily in California and Texas	213
Decreases in health care services and other expenses as a result of benefit adjustments and health care cost trends, primarily HMO and Medicare Supplement	15

Increase over the comparable period of the prior year	$50

Specialty and Other Margin. Our specialty and other margin decreased 3%, or $2 million, to $55 million for the three months ended March 31, 2003, from $57 million for the three months ended March 31, 2002. The decrease was primarily driven by the loss of the CalPERS business which was partially offset by an increase in external membership in our behavioral health and PBM businesses.

Medical Loss Ratio. Our medical loss ratios, or MLRs, are calculated using premium revenue and related health care services and other expenses and cannot be directly calculated from the line items in the Condensed Consolidated Statement of Operations. Our MLRs are calculated using the following categories of revenue and expenses:

•	Private — Commercial: includes premium revenue and related health care services and other expenses for our commercial HMO products (including Federal Employees Health Benefit Program, or FEHBP, and state and local government contracts), PPO products, and other indemnity, behavioral, dental and vision plans;

•	Private — Senior: includes premium revenue and related health care services and other expenses for our Medicare Supplement and Senior Supplement products where premiums are paid in full by the employer or the consumer;

•	Government — Senior: includes premium revenue and related health care services and other expenses for our Medicare+Choice, HMO and PPO products and other senior products where premiums are paid principally through government programs.

All non-premium revenues and related health care services and other expenses are excluded from the calculation of our MLR.

In 2002, we calculated our MLR for our commercial and senior products based on total premiums and total health care services expenses as reported on our statement of operations. This resulted in the inclusion of certain health care costs related to the cost of acquiring drugs for our mail service business of our PBM subsidiary within our commercial MLR calculation for which there was no corresponding revenues (the related revenues were included in the other income line). Since this inadvertently had the effect of slightly increasing the MLR of our commercial product, we changed this presentation in order to provide more transparency on the trends affecting the profitability of our insured products. Under our new format, only premium revenues and the related health care services expenses are included in the MLR calculations. The 2002 MLR calculations have been recalculated to conform to the 2003 presentation.

The consolidated MLR and its components for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended
	March 31,

	2003	2002

Medical loss ratio:
Consolidated	84.8%	88.5%
Private — Commercial	84.9%	86.9%
Private — Senior	63.1%	61.3%
Private — Consolidated	84.6%	86.7%
Government — Senior	85.0%	89.9%
Government — Consolidated	85.0%	89.9%

Private — Commercial Medical Loss Ratio. Our private — commercial medical loss ratio decreased to 84.9% for the three months ended March 31, 2003 compared to 86.9% in the prior year. The decrease was driven by an 18% increase in premium revenue, offset by a 15% increase in health care services and other expenses.

Private — Senior Medical Loss Ratio. Our private — senior medical loss ratio increased to 63.1% for the three months ended March 31, 2003 compared to 61.3% for the same period in 2002. The increase in this ratio was primarily driven by an increase in health care services and other expenses which outpaced premiums increases.

Government — Senior Medical Loss Ratio. Our government — senior medical loss ratio decreased to 85.0% for the three months ended March 31, 2003 compared to 89.9% for the same period in 2002. The decrease in this ratio was driven by a 5% increase in premium revenue, offset partially by a 1% increase in health care services and other expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $16 million to $326 million for the three months ended March 31, 2003, from $310 million for the three months ended March 31, 2002. Selling, general and administrative expenses increased primarily due to continued investments made to enhance the company’s infrastructure in areas such as IT and claims payment and the expensing of stock-based compensation following our adoption of the fair value recognition provisions of FASB Statement No. 123.

Selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income) increased compared to the same period in the prior year primarily due to declines in operating revenue (excluding net investment income) totaling $126 million for the three months ended March 31, 2003 and the increase in selling, general and administrative expenses as described above.

	Three Months Ended
	March 31,

	2003	2002

Selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income)	12.0%	10.9%

Interest Expense. Interest expense increased 21%, or $3 million, to $19 million for the three months ended March 31, 2003, from $16 million for the three months ended March 31, 2002 primarily due to our sale of $500 million in aggregate principal amount of 10 3/4% senior notes in May 2002, which carried a higher annual interest rate than the debt we repaid using the proceeds of that offering. The increase was partially offset by cash redemptions of a portion of our outstanding 7% FHP senior notes and our sale of $135 million in aggregate principal amount of 3% convertible subordinated debentures in the fourth quarter of 2002, which carried a lower annual interest rate than the debt we repaid using a portion of the proceeds of that offering.

Provision for Income Taxes. The effective income tax rate was 37.4% for the quarter ended March 31, 2003, compared with 37.3% for the quarter ended March 31, 2002.

Liquidity and Capital Resources

Operating Cash Flows. Our consolidated cash and equivalents and marketable securities decreased $292 million or 14% to $1.9 billion at March 31, 2003, from $2.1 billion at December 31, 2002. The change was primarily due to the timing of the receipt of CMS payments resulting in the recording of unearned premium revenue as of December 31, 2002.

Cash flows provided by operations, excluding the impact of unearned premium revenue, were $145 million for the three months ended March 31, 2003, compared to cash flows used in operations, excluding the impact of unearned premium revenue, of $83 million for the three months ended March 31, 2002. The increase was primarily related to changes in assets and liabilities as discussed below in “Other Balance Sheet Explanations.”

Investing Activities. For the three months ended March 31, 2003, investing activities provided $29 million of cash, compared to $94 million used during the three months ended March 31, 2002. The change was primarily related to increases in sales of marketable securities, decreases in purchases of marketable securities — restricted and decreases in capital expenditures.

Financing Activities. For the three months ended March 31, 2003, financing activities used $18 million of cash, compared to $25 million used during the three months ended March 31, 2002. The changes were as follows:

•	We repaid $20 million under our senior credit facility during the three months ended March 31, 2003. During the same period in 2002, we repaid $25 million on long-term debt; and

•	We received $3 million from the issuance of common stock for the three months ended March 31, 2003 in connection with our Employee Stock Purchase Plan and exercise of employee stock options with no comparable activity during the same period in 2002.

We have $135 million in aggregate principal amount of 3% convertible subordinated debentures due in 2032. The debentures are convertible into common stock under certain conditions, including satisfaction of a market price condition for our common stock, satisfaction of a trading price condition relating to the debentures, upon notice of redemption, or upon specified corporate transactions. Each $1,000 of the debentures is convertible into 23.8095 shares of our common stock. Beginning in October 2007, we may redeem for cash all or any portion of the debentures, at a purchase price of 100% of the principal amount plus accrued interest, upon not less than 30 nor more than 60 days’ written notice to the holders. Beginning in October 2007, and in successive 5-year increments, our holders may require us to repurchase the debentures for cash at a repurchase price of 100% of the principal amount plus accrued interest. Our payment obligations under the debentures are subordinated to our senior indebtedness, and effectively subordinated to all indebtedness and other liabilities of our subsidiaries.

We have $500 million in aggregate principal amount of 10 3/4% senior notes due in 2009. The 10 3/4% senior notes were issued in May 2002 at 99.389% of the aggregate principle amount representing a discount of $3 million that will be amortized over the term of the notes. We may redeem the 10 3/4% senior notes at any time on or after June 1, 2006 at an initial redemption price equal to 105.375% of their principal amount plus accrued and unpaid interest. The redemption price will thereafter decline annually. We also have the option before June 1, 2005 to redeem up to $175 million in aggregate principal amount of the 10 3/4% senior notes at a redemption price of 110.750% of their principal amount plus accrued and unpaid interest using the proceeds from sales of certain kinds of our capital stock. Additionally, at any time on or prior to June 1, 2006, we may redeem the 10 3/4% senior notes upon a change of control, as defined in the indenture for the notes, at 100% of their principal amount plus accrued and unpaid interest and a “make-whole” premium.

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

In April 2003, we entered into an interest rate swap on $300 million of our 10 3/4% senior notes for the purpose of hedging the fair value of our indebtedness. This fair value hedge will be accounted for using the short-cut method under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the hedge will be reported in our balance sheets at fair value, and the carrying value of the long-term debt will be adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Changes in the fair value of the hedge and the long-term debt will be reflected in our statements of operations. Under the terms of the agreement, we will make interest payments based on the three-month London Interbank Offered Rate (LIBOR) plus 692 basis points and will receive interest payments based on the 10 3/4% fixed rate. The interest rate swap settles initially on June 2, 2003 and every three months thereafter, until expiration in June 2009.

We have a senior credit facility that includes a term loan facility and a revolving credit facility. The senior credit facility, which expires on January 3, 2005, amortizes at a rate of $25 million per quarter. Each quarterly amortization payment includes a $20 million cash payment on the term loan facility and a $5 million reduction in borrowing capacity under the revolving credit facility. As of March 31, 2003, we had $130 million outstanding on the term loan facility. As of March 31, 2003, the total size of the committed revolving credit facility was $31 million, of which at least $30 million was available for borrowing.

The interest rates per annum applicable to amounts outstanding under the term loan facility and revolving credit facility are, at our option, either the administrative agent’s publicly announced “prime rate” (or, if greater, the Federal Funds Rate plus 0.5%) plus a margin of 4% per annum, or the rate of Eurodollar borrowings for the applicable interest period plus a margin of 5% per annum. Based on our outstanding balance under the credit facility as of March 31, 2003, our average overall interest rate, excluding the facility fee, was 6.3% per annum.

The terms of the senior credit facility contain various covenants usual for financings of this type, including a minimum net worth requirement, a minimum fixed-charge coverage requirement and a maximum debt to earnings before interest, taxes, depreciation and amortization, or EBITDA, requirement. At March 31, 2003, we were in compliance with all of these covenants. Our domestic, unregulated subsidiaries provide guarantees and have granted security interests to the lenders in substantially all of their personal property to collateralize our obligations under the senior credit facility. We have also pledged the equity of certain of our subsidiaries to the lenders under the senior credit facility.

We are in the process of securing a new $300 million senior credit facility with a consortium of commercial banks and institutional investors. This new facility is anticipated to be comprised of a $150 million revolver due in 2006 and a $150 million term loan due in 2008. In the event this new senior credit facility is secured, we intend to use the new facility to refinance our existing senior credit facility and for other corporate purposes. In the event this new senior credit facility is not secured, our existing senior credit facility will remain in place.

We had $43 million in senior notes outstanding as of March 31, 2003 that we assumed when we acquired FHP International Corporation, or FHP, in 1997. These notes mature on September 15, 2003, and bear interest at 7% payable semiannually. In connection with our 10 3/4% senior notes offering in 2002, $85 million of the net proceeds was used to fund a restricted cash collateral account that has been and will be used, subject to our being in compliance with the senior credit facility, to repurchase or repay the FHP senior notes prior to or on their stated maturity date. As of March 31, 2003, we had used $42 million of the restricted cash collateral account to purchase and permanently retire FHP senior notes. The FHP senior notes share in the collateral securing our obligations under our senior credit facility.

Our ability to repay debt depends in part on dividends and cash transfers from our subsidiaries. Nearly all of the subsidiaries are subject to HMO regulations or insurance regulations and may be subject to substantial supervision by one or more HMO or insurance regulators. Subsidiaries subject to regulation must meet or exceed various capital standards imposed by HMO or insurance regulations, which may from time to time impact the amount of funds the subsidiaries can pay to us. Our subsidiaries are not obligated to make funds available to us. Additionally, from time to time, we advance funds in the form of a loan or capital contribution to our subsidiaries to assist them in satisfying state financial requirements. We may provide additional funding to a subsidiary if a state regulator imposes additional financial requirements due to concerns about the financial position of the subsidiary or if there is an adverse effect resulting from changes to the risk-based capital requirements. This may in turn affect the subsidiary’s ability to pay state-regulated dividends or make other cash transfers.

In April 2003, our debt was rated below investment grade by the major credit rating agencies as follows:

Convertible
		Senior Credit	10 3/4%	Subordinated
Agency	Outlook	Facility	Senior Notes	Debentures

Moody’s	Stable	B1*	B2	B3
Standard & Poor’s	Stable	BB-	B+	B
Fitch IBCA	Stable	BB	BB-	B+

*	Implied rating for existing senior credit facility

Consequently, if we seek to raise funds in capital markets transactions (or continue to secure a new senior credit facility), our ability to do so will be limited to issuing additional non-investment grade debt or issuing equity and/or equity-linked instruments. We may not be able to issue any such securities at all or on terms favorable to us. Any issuance of equity or equity-linked securities may result in substantial dilution to our stockholders.

In December 2001, we entered into an equity commitment arrangement with Acqua Wellington North American Equities Fund Ltd., or Acqua Wellington, an institutional investor, for the purchase by Acqua Wellington of up to 6.9 million shares or $150 million in our common stock. This equity commitment arrangement will expire in June 2003.

We expect to fund our working capital requirements and capital expenditures during the next twelve months from our cash flow from operations. We have taken a number of steps to increase our internally generated cash flow, including increasing premiums, increasing our marketing of specialty product lines, introducing new products to generate new revenue sources and reducing our expenses by, among other things, exiting from unprofitable markets and cost savings initiatives. If our cash flow is less than we expect due to one or more of the risk factors described in “Cautionary Statements,” or our cash flow requirements increase for reasons we do not currently foresee, then we may need to draw down remaining available funds on our revolving credit facility which matures in January 2005, or our equity commitment arrangement which expires in June 2003. A failure to comply with any covenant in the senior credit facility could make funds under our revolving credit facility unavailable. We also may be required to take additional actions to reduce our cash flow requirements, including the deferral of planned investments aimed at reducing our selling, general and administrative expenses. The deferral or cancellation of any investments could have a material adverse impact on our ability to meet our short-term business objectives.

Other Balance Sheet Change Explanations

Receivables, Net. Receivables, net as of March 31, 2003, increased $33 million from December 31, 2002 primarily due to commercial premium increases offset by decreases in membership. Additionally, certain customer receivables increased due to the timing of the receipt of payments.

Medical Claims and Benefits Payable. The majority of our medical claims and benefits payable represent liabilities related to our risk-based contracts. Under risk-based contracts, claims are payable once incurred and cash disbursements are made to health care providers for services provided to members after the related claim has been submitted and adjudicated. Under capitated contracts, health care providers are prepaid on a fixed-fee per-member per-month basis, regardless of the services provided to members. The liabilities that arise for capitated contracts relate to timing issues primarily due to membership changes that may occur. As of March 31, 2003, approximately 79.5% of medical claims and benefits payable was attributable to risk-based contracts.

Medical claims and benefits payable as of March 31, 2003 increased $56 million from December 31, 2002, primarily due to a 10% increase in commercial risk membership and an increase in health care costs per risk member compared to the quarter ended December 31, 2002, partially offset by a decrease in days to turn claims compared to the quarter ended December 31, 2002.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities increased $53 million from December 31, 2002, primarily due to an increase of $42 million in accrued taxes, an increase of $12 million related to accrued interest for the 10 3/4% senior notes and an increase of $25 million related to the timing of payments of trade accounts payable and other accruals, which was offset by a $26 million decrease in accrued compensation.

Stockholders’ Equity. The decrease in treasury stock and increase in additional paid-in capital from December 31, 2002 were primarily due to the reissuance of approximately 48,000 shares of treasury stock in connection with our employee benefit plans during the first quarter of 2003, and the 694,000 shares of restricted common stock that we granted as part of an employee recognition and retention program during the first quarter of 2003.

Adoption of New Accounting Policy — Stock-Based Compensation

For the three months ended March 31, 2003, we recognized approximately $1 million, net of tax, of compensation expense related to stock-based employee and director compensation. Prior to 2003, we accounted for our stock-based employee and director compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Stock-based employee and director compensation cost was not reflected in the March 31, 2002 net loss, because all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, on a prospective basis for all employee and director awards granted, modified, or settled after January 1, 2003. Awards typically vest over four years. Therefore, the cost related to stock-based employee and director compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards granted, modified or settled since October 1, 1995. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

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

Provider Insolvency Reserves. We maintain insolvency reserves for our capitated contracts with providers that include estimates for potentially insolvent providers, where conditions indicate claims are not being paid or have slowed considerably, and we have determined that it is probable that we will be required to make the providers’ claim payments. These insolvency reserves include the estimated cost of unpaid health care claims that were previously the responsibility of the capitated provider. Depending on states’ laws, we may be held liable for unpaid health care claims that were previously the responsibility of the capitated provider and for which we have already paid capitation. These estimates could materially understate or overstate our actual liability for medical claims and benefits payable.

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

For further discussion of risk factors associated with these accounting estimates, read “Cautionary Statements.”

CAUTIONARY STATEMENTS

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby filing cautionary statements identifying important risk factors that could cause our actual results to differ materially from those projected in “forward looking statements” of the Company made by or on behalf of the Company (in this report or otherwise), within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward looking statements relate to future events or our future financial and/or operating performance and can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” or “opportunity,” the negative of these words or words of similar import. Similarly, statements that describe our reserves and our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward looking statements. These forward looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and so are subject to risks and uncertainties, including the risks and uncertainties set forth below, that could cause actual results to differ materially from those anticipated as of the date of this report. In addition, past financial and/or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends. In evaluating these statements, you should specifically consider the risks described below and in other parts of this report. Except as required by law, we undertake no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date of this report.

Risks Relating to Us and Our Industry

We cannot predict whether we will be able to replace some or all of the revenue we may lose in the future from our Medicare+Choice products with new sources of revenue. Without a replacement for any lost revenue from our Medicare+Choice products, our results of operations could be adversely affected.

We have reduced our participation in the Medicare+Choice program, which has accounted for more than 50% of our total revenue in each year since 1998, because the increases in Medicare+Choice premiums have been outpaced by our rising health care services expenses and increased Medicare administration costs. The gap between the minimal increases in Medicare+Choice premiums as compared to the substantial rise in health care costs has contributed to our decision to cease offering or close enrollment in our Medicare+Choice products in various counties in 2000 through 2003, including our withdrawal of our Medicare+Choice products in five counties in California and Texas, effective January 1, 2003, affecting 30,600 members or approximately 4% of our senior HMO membership. This gap also contributed to changes in our benefits, such as higher copayments, greater deductibles, and increased member premiums.

We also expect to experience voluntary attrition, which may be significant, in our Medicare+Choice membership as we continue to scale back benefits and increase monthly premiums under our Medicare+Choice products to achieve more profitable levels. Our market exits, together with the voluntary attrition that we attribute to reduced benefits and increased premiums resulted in a reduction of approximately 54,000 members in the three months ended March 31, 2003. We currently expect Medicare+Choice membership to continue to decline 11% during 2003, due primarily to benefit design changes and our exit from five counties affecting 30,600 members. To the extent that we continue to reduce our participation in the Medicare+Choice program, our revenue will decline unless lost revenue from our Medicare+Choice products is replaced with revenue from other sources, such as our Medicare Supplement product offerings or other lines of business. We cannot predict whether or when we will be able to replace some or all of our lost revenue from our Medicare+Choice products with new sources of revenue. Without a replacement for any lost revenue from our Medicare+Choice products, our results of operations could be adversely affected, for example by increasing our administrative costs as a percentage of our revenue.

Our premiums for our commercial products and Medicare+Choice products are generally fixed in advance of the periods covered and our profitability may suffer to the extent that those premiums do not adequately allow for increases in the costs of health care services over those periods.

Of our commercial business, more than 50% of our membership renews on January 1 of each year, with premiums that are generally fixed for periods up to one year. In addition, each of our subsidiaries that offers Medicare+Choice products must submit adjusted community rate proposals, generally by county or service area, to the CMS in early September for each Medicare+Choice product that will be offered in the subsequent year. As a result, increases in the costs of health care services in excess of the estimated future health care costs reflected in the premiums or the adjusted community rate proposals generally cannot be recovered in the applicable contract year through higher premiums or benefit designs. Many factors, including health care costs that rise faster than premium increases, increases in utilization and regulatory changes, could cause actual health care costs to exceed what was estimated and reflected in premiums. To the extent that such excesses occur, our results of operations will be adversely affected.

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

Our revenues have declined during the three months ended March 31, 2003 compared to the three months ended March 31, 2002 due to commercial and senior membership losses, primarily as a result of our exits of unprofitable markets and products, termination of contracts with network providers and increased premiums and benefit reductions. A loss of profitable membership, an inability to increase commercial membership in targeted markets, including unaffiliated membership in our PBM and other specialty businesses, including our PPO and Medicare Supplement products, an inability to gain market acceptance and expected membership in new product lines, including our PPO and Medicare Supplement products, or an inability to achieve expected premium increases could result in lower revenues than expected and negatively affect our financial position, results of operations or cash flows. Factors that could contribute to the loss of membership, failure to gain new members in targeted markets or new product lines, or lower premium revenue include:

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

In any particular market, health care providers could refuse to contract, demand higher payments, or take other actions that could result in higher health care costs or difficulty meeting regulatory or accreditation requirements. In some markets, some health care providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions, or may be the only health care provider available in that market. If health care providers refuse to contract with us, use their market position to negotiate favorable contracts, or place us at a competitive disadvantage, then our ability to market products or to be profitable in those markets could be adversely affected. Our provider networks could also be disrupted by the financial insolvency of large provider groups. A reduction in our membership resulting from disruptions in our health care provider networks would reduce our revenue and increase the proportion of our premium revenue needed to cover our health care costs.

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

Overall, prescription drug costs have been rising for the past few years. The increases are due to the introduction of new drugs costing significantly more than existing drugs, direct consumer advertising by the pharmaceutical industry creating consumer demand for particular brand drugs, patients seeking medications to address lifestyle changes, higher prescribed doses of medications and enhanced pharmacy benefits for members such as reduced copayments and higher benefit maximums. As a way of controlling this health care cost component, we have implemented a significant decrease in prescription drug benefits for our Medicare+Choice members in almost all of our geographic areas in 2003 and in 2002. Despite these efforts, however, we may be unable to completely control this health care cost component, which could adversely impact our profitability.

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

In addition, our selling, general and administrative expenses as a percentage of our revenue could increase due to changes in our product mix among commercial, senior and specialty products and expected declines in our revenue, and could be adversely affected if we exit Medicare+Choice or commercial markets without replacing our revenue from those markets with revenue from other sources, such as our new Medicare Supplement product offerings. If we do not generate expected cash flow from operations, we could be forced to postpone or cancel some of these planned investments, which would adversely affect our ability to meet our short-term strategic plan.

We may not accurately estimate the amounts we will need to spend to comply with HIPAA, which may adversely affect our expenses and/or our ability to execute portions of our business strategy.

HIPAA includes administrative simplification provisions directed at standardizing transactions and codes and seeking protection for confidentiality and security of patient data. We expect to modify all of our information systems and business processes to comply with HIPAA regulations regarding standardizing transactions and codes. We also expect to incur expense developing systems and refining processes and contracts to comply with HIPAA security and privacy requirements. In 2002, we incurred $16 million and currently we estimate that our HIPAA compliance costs will approximate $21 million in 2003. We continue to evaluate the future work and costs that will be required to meet HIPAA requirements and mandated compliance timeframes. To the extent that our estimated HIPAA compliance costs are less than our actual HIPAA compliance costs, amounts we had budgeted for other purposes will need to be used for HIPAA compliance which may adversely affect our ability to execute portions of our business strategy or may increase our selling, general and administrative expenses.

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

Recent changes in state and federal legislation have increased and will continue to increase the costs of regulatory compliance, and proposed changes in the law may negatively impact our financial and operating results. These changes may increase our health care costs, decrease our membership or otherwise adversely affect our revenue and our profitability. Regulation and enforcement is increasing both at the state and federal level. Increased regulations, mandated benefits and more oversight, audits and investigations and changes in laws allowing access to federal and state courts to challenge health care decisions may increase our administrative, litigation and health care costs. The following recent or proposed legislation, regulation or initiatives could materially affect our financial position:

•	proposed legislation and regulation could include adverse actions of government or other payors, including reduced Medicare or commercial premiums, reduction of provider reimbursements, discontinuance of, or limitation on, governmentally funded programs, recovery by governmental payors of previously paid amounts, the inability to increase premiums or prospective or retroactive reductions to premium rates for federal employees;

•	draft compliance guidelines from the Office of Inspector General that propose voluntary guidelines for pharmaceutical manufacturers to establish internal controls, which, if implemented, may result in pharmaceutical companies restructuring the financial terms of their business arrangements with PBMs, HMOs or other health service plans;

•	proposed legislation and regulation to provide payment and administrative relief for the Medicare+Choice program and regulate drug pricing by the state and federal government could include provisions that impact our Medicare+Choice and commercial products;

•	new and proposed “patients’ bill of rights” legislation at the state level that would hold HMOs liable for medical malpractice, including legislation enacted in Arizona, California, Oklahoma, Texas and Washington, may increase the likelihood of lawsuits against HMOs for malpractice liability. The United States Supreme Court has ruled that state laws that establish independent review boards to which members can appeal when HMOs deny coverage for certain treatments or procedures are not pre-empted by the Employee Retirement Income Security Act of 1974, or ERISA;

•	new and proposed state legislation, regulation, or litigation that would otherwise limit our ability to capitate physicians and hospitals or delegate financial risk, utilization review, quality assurance or other medical decisions to our contracting physicians and hospitals;

•	new and proposed state legislation providing for willing provider laws;

•	existing or new state legislation and regulation that may require increases in minimum capital, reserves, and other financial liability requirements and proposed state legislation that may limit the admissibility of certain assets;

•	state regulations that may increase the financial capital requirements of physicians and hospitals that contract with HMOs to accept financial risk for health services;

•	new and proposed state and federal legislation that would attempt to address increases in medical malpractice insurance premiums and tort reform;

•	new and proposed legislation that permits and would permit independent physicians to collectively bargain with health plans on a number of issues, including financial compensation;

•	state and federal regulations that place additional restrictions and administrative requirements on the use, retention, transmission and disclosure of personally identifiable health information, such as HIPAA, and federal regulations that enforce the current HIPAA administrative simplification deadlines for data standards compliance in October 2003;

•	new regulations requiring protection of the integrity and availability of personally identifiable health information which exists in electronic form, including the final HIPAA security standards;

•	new regulations that place additional restrictions and administrative requirements on the transmission, processing and receipt of electronic data as required by HIPAA; and

•	existing or new state and federal legislation and regulations governing the timely payment and administration of claims by HMOs and insurers, and imposing financial and other penalties for non-compliance.

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

As of March 31, 2003, we had approximately $818 million of outstanding indebtedness. Additionally, the total size of our committed revolving credit facility was $31 million, of which at least $30 million was available for borrowing. For the three months ended March 31, 2003, our aggregate interest expense was approximately $20 million. Our debt service requirements will increase if interest rates increase because indebtedness under our senior credit facility, which represented $130 million of our debt as of March 31, 2003, bears interest at variable rates.

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

Because we are primarily engaged through our existing operating subsidiaries in the health care and insurance industries and we intend our future operating subsidiaries to be engaged in these businesses or related consumer businesses, we believe that we are primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities and that we are not an investment company. We and our operating subsidiaries are seeking an order from the Securities Exchange Commission, or SEC, declaring our HMO operating subsidiaries not to be investment companies so that we would be exempt from the provisions of the Investment Company Act and we are able to rely upon a temporary order from the SEC to not register as an investment company. The granting of this type of order is a matter of SEC discretion and, therefore, we cannot assure you that it will be granted to our HMO operating subsidiaries.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The principal objective of our asset/liability management activities is to maximize net investment income, while managing levels of interest rate risk and facilitating our funding needs. Our net investment income and interest expense are subject to the risk of interest rate fluctuations. To mitigate the impact of fluctuations in interest rates, we may use derivative financial instruments, primarily interest rate swaps. During the quarters ended March 31, 2003 and 2002, we did not have any derivative financial instruments.

In April 2003, we entered into an interest rate swap on $300 million of our 10 3/4% senior notes for the purpose of hedging the fair value of our indebtedness. This fair value hedge will be accounted for using the short-cut method under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the hedge will be reported in our balance sheets at fair value, and the carrying value of the long-term debt will be adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Changes in the fair value of the hedge and the long-term debt will be reflected in our statements of operations. Under the terms of the agreement, we will make interest payments based on the three-month London Interbank Offered Rate (LIBOR) plus 692 basis points and will receive interest payments based on the 10 3/4% fixed rate. The interest rate swap settles initially on June 2, 2003 and every three months thereafter, until expiration in June 2009.

Item 4: Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer, or CEO, and chief financial officer, or CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective for the quarter ended March 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

See Note 7 of the Notes to Condensed Consolidated Financial Statements.

Item 2: Changes In Securities

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

None.

Item 5: Other Information

None.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits

3.01	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-3 (File No. 333-83069)).
3.02	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K, dated November 19, 1999).
3.03	Bylaws of Registrant (incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form S-3 (File No. 333-83069)).
3.04	Amendment to Bylaws of Registrant (incorporated by reference to Exhibit 3.03 to Registrant’s Form 10-K for the year ended December 31, 2001).
3.05	Fourth Amendment to Bylaws of Registrant (incorporated by reference to Exhibit 3.04 to Registrant’s Form 10-K for the year ended December 31, 2002).
4.01	Form of Specimen Certificate For Registrant’s Common Stock (incorporated by reference to Exhibit 4.02 to Registrant’s Form 10-K for the year ended December 31, 1999).
4.02	First Supplemental Indenture, dated as of February 14, 1997, by and among the Registrant, FHP International Corporation and The Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 4.01 to Registrant’s Form 10-Q for the quarter ended March 31, 1997).
4.03	Indenture, dated as of November 22, 2002, between Registrant and U.S. Bank National Association (as Trustee) (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-3 (File No. 333-102909)).
4.04	Registration Rights Agreement, dated as of November 22, 2002, between the Registrant and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-3 (File No. 333-102909)).
4.05	Indenture dated as of May 21, 2002 among PacifiCare Health Systems, Inc. as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc. and SeniorCo, Inc., as initial subsidiary guarantors, and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).

4.06	Registration Rights Agreement dated May 21, 2002 by and among PacifiCare Health Systems, Inc., PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc., SeniorCo, Inc., Morgan Stanley & Co. Incorporated, and UBS Warburg LLC (incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).
4.07	Specimen form of Exchange Global Note for the 10 3/4% Senior Notes due 2009 (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704).
4.08	Rights Agreement, dated as of November 19, 1999, between the Registrant and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K, dated November 22, 1999).
10.01	Senior Executive Employment Agreement, dated as of November 1, 2001, between the Registrant and Howard G. Phanstiel (incorporated by reference to Exhibit 10.01 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.02	Senior Executive Employment Agreement, dated as of August 1, 2001, between the Registrant and Gregory W. Scott (incorporated by reference to Exhibit 10.04 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.03	Senior Executive Employment Agreement, dated as of March 1, 2002, between Registrant and Bradford A. Bowlus (incorporated by reference to Exhibit 99.4 to Registrant’s Form 10-Q for the quarter ended March 31, 2002).
10.04	Termination of Consulting Agreement, dated as of September 17, 2002, between the Registrant and David A. Reed (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2002).
10.05	Senior Executive Employment Agreement, dated as of July 22, 2002, between the Registrant and Jacqueline B. Kosecoff, Ph.D. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended September 30, 2002).
10.06	Senior Executive Employment Agreement, dated as of March 30, 2001, between the Registrant and Kathy Feeny (incorporated by reference to Exhibit 10.06 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.07	First Amendment, dated as of March 30, 2001, to Senior Executive Agreement, dated as of March 30, 2001 between Registrant and Kathy Feeny (incorporated by reference to Exhibit 10.07 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.08	Second Amendment, dated as of April 15, 2002, to Senior Executive Agreement, dated as of March 30, 2001, as amended, between Registrant and Kathy Feeny (incorporated by reference to Exhibit 10.08 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.09	Senior Executive Employment Agreement, dated as of January 1, 2002, between the Registrant and Joseph S. Konowiecki (incorporated by reference to Exhibit 10.26 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.10	Senior Executive Employment Agreement, dated as of December 2, 2002, between Registrant and Sharon D. Garrett (incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.11	1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit 10.05 to Registrant’s Form 8-B, dated January 23, 1997).
10.12	First Amendment to 1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit D to Registrant’s Proxy Statement, dated May 25, 1999).
10.13	2000 Employee Plan (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-44038)).
10.14	Amended and Restated 2000 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 1 to Registrant’s Proxy Statement, dated May 18, 2001).
10.15	Amended and Restated 1996 Non-Officer Directors Stock Plan (incorporated by reference to Exhibit E to Registrant’s Proxy Statement, dated May 25, 1999).

10.16	First Amendment to Amended and Restated 1996 Non-Officer Directors Stock Option Plan (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-8, (File No. 333-492752)).
10.17	1996 Management Incentive Compensation Plan of the Registrant (incorporated by reference to Exhibit 10.07 to Registrant’s Form 8-B, dated January 23, 1997).
10.18	Amended 1997 Premium Priced Stock Option Plan of the Registrant (incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement, dated April 28, 1998).
10.19	First Amendment to Amended 1997 Premium Priced Stock Option Plan, dated as of August 27, 1998 (incorporated by reference to Exhibit 10.12 to Registrant’s Form 10-K for the year ended December 31, 1998).
10.20	Third Amended and Restated PacifiCare Health Systems, Inc. Stock Unit Deferred Compensation Plan, dated January 1, 2002 (incorporated by reference to Exhibit 10.20 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.21	First Amendment, dated as of January 22, 2003, to the Third Amended and Restated PacifiCare Health Systems, Inc. Stock Unit Deferred Compensation Plan, dated January 1, 2002 (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.22	Second Amended and Restated PacifiCare Health Systems, Inc. Non-Qualified Deferred Compensation Plan, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.23	Second Amended and Restated PacifiCare Health Systems, Inc. Statutory Restoration Plan, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.23 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.24	2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 1 to PacifiCare Health Systems Inc.’s Proxy Statement dated May 8, 2002 (File No. 000-21949)).
10.25	Form of Contract with Eligible Medicare+Choice Organization and the Centers for Medicare and Medicaid Services for the period January 1, 2001 and December 3, 2001 (incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.26	Form of Indemnification Agreement by and between the Registrant and certain of its Directors and Executive Officers, a copy of which is filed herewith.(1)
10.27	Information Technology Services Agreement, dated as of December 31, 2001, between the Registrant and International Business Machines Corporation (incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.28	Information Technology Services Agreement, dated as of January 11, 2002, between the Registrant and Keane, Inc. (incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.29	Amended and Restated Credit Agreement, dated as of August 20, 2001, among the Registrant, the Initial Lenders, the Initial Issuing Bank and Swing Line Banks named in the Credit Agreement, as Initial Lenders, Initial Issuing Bank and Swing Line Bank, Bank of America, N.A. in its capacity as Collateral Agent and Administrative Agent, Banc of America Securities LLC and J.P. Morgan Securities, Inc. in their capacity as Co-Lead Arrangers, and Banc of America Securities LLC, J.P. Morgan Securities Inc. and Salomon Smith Barney Inc. in their capacity as Joint Book-Running Managers (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K, dated August 21, 2001).
10.30	Letter Amendment to Amended and Restated Credit Agreement, dated as of August 30, 2001, among the Registrant, the Lender Parties to the Amended and Restated Credit Agreement, dated as of August 20, 2001, and Bank of America N.A. in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-K for the year ended December 31, 2001).

10.31	Letter Amendment to Amended and Restated Credit Agreement, dated as of January 23, 2002, among the Registrant, the Lender Parties to the Amended and Restated Credit Agreement, dated as of August 20, 2001, as amended, and Bank of America N.A. in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.31 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.32	Amendment No. 3, dated as of April 18, 2002, to the Amended and Restated Credit Agreement, dated as of August 20, 2001, among the Registrant, the subsidiary guarantors parties thereto, the banks and financial institutions and other institutional lenders listed on the signature pages thereto as the lenders, the bank listed on the signature pages thereof as the initial issuing bank (the initial issuing bank and the lenders, the “Lender Parties”) and the Swing Line Bank, Banc of America Securities LLC and J.P. Morgan Securities Inc. as co-lead arrangers, and Banc of America Securities LLC, J.P. Morgan Securities Inc. and Salomon Smith Barney Inc. as joint book-running managers, Bank of America, N.A., as collateral agent together with any successor collateral agent, and Bank of America, as administrative agent for the Lender Parties, as amended (incorporated by reference to Exhibit 99.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2002).
10.33	Cash Collateral Account Agreement, dated as of April 18, 2002, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 99.2 to Registrant’s Form 10-Q for the quarter ended March 31, 2002).
10.34	Common Stock Purchase Agreement, dated as of December 4, 2001, by and between the Registrant and Acqua Wellington North American Equities Fund Ltd. (incorporated by reference to Exhibit 99.5 to Registrant’s Registration Statement on Form S-3 (File No. 333-74812)).
10.35	Memorandum of Understanding, dated as of March 21, 2003, by and among the State of Texas, the Office of the Attorney General, the Texas Department of Insurance, including the Texas Insurance Commissioner, and Pacificare of Texas, Inc., a copy of which is filed herewith.(1)
15	Letter re: Unaudited Interim Financial Information, a copy of which is filed herewith.(1)
20	Independent Accountants’ Review Report, a copy of which is filed herewith.(1)
99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.(1)
99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.(1)

(1)	A copy of this exhibit is being filed with this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K.

The following reports on Form 8-K were filed during the quarter ended March 31, 2003:

On February 13, 2003, we filed a Form 8-K that filed a press release wherein we announced our fourth quarter and full year 2002 financial and operating results.

On February 24, 2003, we filed a Form 8-K announcing the appointment of Dominic Ng and Charles R. Rinehart to our board of directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICARE HEALTH SYSTEMS, INC.
(Registrant)

Date: May 13, 2003

By:	/s/ GREGORY W. SCOTT

Gregory W. Scott
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 13, 2003

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

Date: May 13, 2003

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

Date: May 13, 2003

By:	/s/ GREGORY W. SCOTT

Gregory W. Scott
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.01	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-3 (File No. 333-83069)).
3.02	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K, dated November 19, 1999).
3.03	Bylaws of Registrant (incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form S-3 (File No. 333-83069)).
3.04	Amendment to Bylaws of Registrant (incorporated by reference to Exhibit 3.03 to Registrant’s Form 10-K for the year ended December 31, 2001).
3.05	Fourth Amendment to Bylaws of Registrant (incorporated by reference to Exhibit 3.04 to Registrant’s Form 10-K for the year ended December 31, 2002).
4.01	Form of Specimen Certificate For Registrant’s Common Stock (incorporated by reference to Exhibit 4.02 to Registrant’s Form 10-K for the year ended December 31, 1999).
4.02	First Supplemental Indenture, dated as of February 14, 1997, by and among the Registrant, FHP International Corporation and The Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 4.01 to Registrant’s Form 10-Q for the quarter ended March 31, 1997).
4.03	Indenture, dated as of November 22, 2002, between Registrant and U.S. Bank National Association (as Trustee) (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-3 (File No. 333-102909)).
4.04	Registration Rights Agreement, dated as of November 22, 2002, between the Registrant and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-3 (File No. 333-102909)).
4.05	Indenture dated as of May 21, 2002 among PacifiCare Health Systems, Inc. as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc. and SeniorCo, Inc., as initial subsidiary guarantors, and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).
4.06	Registration Rights Agreement dated May 21, 2002 by and among PacifiCare Health Systems, Inc., PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc., SeniorCo, Inc., Morgan Stanley & Co. Incorporated, and UBS Warburg LLC (incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).
4.07	Specimen form of Exchange Global Note for the 10 3/4% Senior Notes due 2009 (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704).
4.08	Rights Agreement, dated as of November 19, 1999, between the Registrant and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K, dated November 22, 1999).
10.01	Senior Executive Employment Agreement, dated as of November 1, 2001, between the Registrant and Howard G. Phanstiel (incorporated by reference to Exhibit 10.01 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.02	Senior Executive Employment Agreement, dated as of August 1, 2001, between the Registrant and Gregory W. Scott (incorporated by reference to Exhibit 10.04 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.03	Senior Executive Employment Agreement, dated as of March 1, 2002, between Registrant and Bradford A. Bowlus (incorporated by reference to Exhibit 99.4 to Registrant’s Form 10-Q for the quarter ended March 31, 2002).
10.04	Termination of Consulting Agreement, dated as of September 17, 2002, between the Registrant and David A. Reed (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2002).

10.05	Senior Executive Employment Agreement, dated as of July 22, 2002, between the Registrant and Jacqueline B. Kosecoff, Ph.D. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended September 30, 2002).
10.06	Senior Executive Employment Agreement, dated as of March 30, 2001, between the Registrant and Kathy Feeny (incorporated by reference to Exhibit 10.06 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.07	First Amendment, dated as of March 30, 2001, to Senior Executive Agreement, dated as of March 30, 2001 between Registrant and Kathy Feeny (incorporated by reference to Exhibit 10.07 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.08	Second Amendment, dated as of April 15, 2002, to Senior Executive Agreement, dated as of March 30, 2001, as amended, between Registrant and Kathy Feeny (incorporated by reference to Exhibit 10.08 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.09	Senior Executive Employment Agreement, dated as of January 1, 2002, between the Registrant and Joseph S. Konowiecki (incorporated by reference to Exhibit 10.26 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.10	Senior Executive Employment Agreement, dated as of December 2, 2002, between Registrant and Sharon D. Garrett (incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.11	1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit 10.05 to Registrant’s Form 8-B, dated January 23, 1997).
10.12	First Amendment to 1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit D to Registrant’s Proxy Statement, dated May 25, 1999).
10.13	2000 Employee Plan (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-44038)).
10.14	Amended and Restated 2000 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 1 to Registrant’s Proxy Statement, dated May 18, 2001).
10.15	Amended and Restated 1996 Non-Officer Directors Stock Plan (incorporated by reference to Exhibit E to Registrant’s Proxy Statement, dated May 25, 1999).
10.16	First Amendment to Amended and Restated 1996 Non-Officer Directors Stock Option Plan (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-8, (File No. 333-492752)).
10.17	1996 Management Incentive Compensation Plan of the Registrant (incorporated by reference to Exhibit 10.07 to Registrant’s Form 8-B, dated January 23, 1997).
10.18	Amended 1997 Premium Priced Stock Option Plan of the Registrant (incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement, dated April 28, 1998).
10.19	First Amendment to Amended 1997 Premium Priced Stock Option Plan, dated as of August 27, 1998 (incorporated by reference to Exhibit 10.12 to Registrant’s Form 10-K for the year ended December 31, 1998).
10.20	Third Amended and Restated PacifiCare Health Systems, Inc. Stock Unit Deferred Compensation Plan, dated January 1, 2002 (incorporated by reference to Exhibit 10.20 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.21	First Amendment, dated as of January 22, 2003, to the Third Amended and Restated PacifiCare Health Systems, Inc. Stock Unit Deferred Compensation Plan, dated January 1, 2002 (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.22	Second Amended and Restated PacifiCare Health Systems, Inc. Non-Qualified Deferred Compensation Plan, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-K for the year ended December 31, 2002).

10.23	Second Amended and Restated PacifiCare Health Systems, Inc. Statutory Restoration Plan, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.23 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.24	2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 1 to PacifiCare Health Systems Inc.’s Proxy Statement dated May 8, 2002 (File No. 000-21949)).
10.25	Form of Contract with Eligible Medicare+Choice Organization and the Centers for Medicare and Medicaid Services for the period January 1, 2001 and December 3, 2001 (incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.26	Form of Indemnification Agreement by and between the Registrant and certain of its Directors and Executive Officers, a copy of which is filed herewith.(1)
10.27	Information Technology Services Agreement, dated as of December 31, 2001, between the Registrant and International Business Machines Corporation (incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.28	Information Technology Services Agreement, dated as of January 11, 2002, between the Registrant and Keane, Inc. (incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.29	Amended and Restated Credit Agreement, dated as of August 20, 2001, among the Registrant, the Initial Lenders, the Initial Issuing Bank and Swing Line Banks named in the Credit Agreement, as Initial Lenders, Initial Issuing Bank and Swing Line Bank, Bank of America, N.A. in its capacity as Collateral Agent and Administrative Agent, Banc of America Securities LLC and J.P. Morgan Securities, Inc. in their capacity as Co-Lead Arrangers, and Banc of America Securities LLC, J.P. Morgan Securities Inc. and Salomon Smith Barney Inc. in their capacity as Joint Book-Running Managers (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K, dated August 21, 2001).
10.30	Letter Amendment to Amended and Restated Credit Agreement, dated as of August 30, 2001, among the Registrant, the Lender Parties to the Amended and Restated Credit Agreement, dated as of August 20, 2001, and Bank of America N.A. in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.31	Letter Amendment to Amended and Restated Credit Agreement, dated as of January 23, 2002, among the Registrant, the Lender Parties to the Amended and Restated Credit Agreement, dated as of August 20, 2001, as amended, and Bank of America N.A. in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.31 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.32	Amendment No. 3, dated as of April 18, 2002, to the Amended and Restated Credit Agreement, dated as of August 20, 2001, among the Registrant, the subsidiary guarantors parties thereto, the banks and financial institutions and other institutional lenders listed on the signature pages thereto as the lenders, the bank listed on the signature pages thereof as the initial issuing bank (the initial issuing bank and the lenders, the “Lender Parties”) and the Swing Line Bank, Banc of America Securities LLC and J.P. Morgan Securities Inc. as co-lead arrangers, and Banc of America Securities LLC, J.P. Morgan Securities Inc. and Salomon Smith Barney Inc. as joint book-running managers, Bank of America, N.A., as collateral agent together with any successor collateral agent, and Bank of America, as administrative agent for the Lender Parties, as amended (incorporated by reference to Exhibit 99.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2002).
10.33	Cash Collateral Account Agreement, dated as of April 18, 2002, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 99.2 to Registrant’s Form 10-Q for the quarter ended March 31, 2002).
10.34	Common Stock Purchase Agreement, dated as of December 4, 2001, by and between the Registrant and Acqua Wellington North American Equities Fund Ltd. (incorporated by reference to Exhibit 99.5 to Registrant’s Registration Statement on Form S-3 (File No. 333-74812)).

10.35	Memorandum of Understanding, dated as of March 21, 2003, by and among the State of Texas, the Office of the Attorney General, the Texas Department of Insurance, including the Texas Insurance Commissioner, and Pacificare of Texas, Inc., a copy of which is filed herewith.(1)
15	Letter re: Unaudited Interim Financial Information, a copy of which is filed herewith.(1)
20	Independent Accountants’ Review Report, a copy of which is filed herewith.(1)
99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.(1)
99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.(1)

(1)	A copy of this exhibit is being filed with this Quarterly Report on Form 10-Q.