Form 10-Q
period 2003-06-30
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 2003-08-08
CIK 1027974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

There were approximately 37,558,000 shares of common stock outstanding on July 31, 2003.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3: Quantitative and Qualitative Disclosures About Market Risk
Item 4: Controls and Procedures
PART II: OTHER INFORMATION
Item 1: Legal Proceedings
Item 2: Changes In Securities/Recent Sales of Unregistered Securities
Item 3: Defaults Upon Senior Securities
Item 4: Submission of Matters to a Vote of Security Holders
Item 5: Other Information
Item 6: Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 3.03
EXHIBIT 10.13
EXHIBIT 10.15
EXHIBIT 10.17
EXHIBIT 10.29
EXHIBIT 10.33
EXHIBIT 10.36
EXHIBIT 15
EXHIBIT 20
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PACIFICARE HEALTH SYSTEMS, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per-share data)

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$652,627	$951,689
Marketable securities	1,309,150	1,195,517
Receivables, net	308,634	289,735
Prepaid expenses and other current assets	52,784	46,970
Restricted cash collateral for FHP senior notes	43,250	43,346
Deferred income taxes	87,958	100,758

Total current assets	2,454,403	2,628,015

Property, plant and equipment at cost, net	159,418	161,685
Marketable securities-restricted	167,848	186,189
Goodwill, net	983,104	983,104
Intangible assets, net	231,969	243,016
Other assets	75,439	49,124

	$4,072,181	$4,251,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1,059,900	$1,044,500
Accounts payable and accrued liabilities	466,215	440,403
Unearned premium revenue	73,352	477,791
Current portion of long-term debt	48,355	107,235

Total current liabilities	1,647,822	2,069,929

Long-term debt	653,188	596,794
Convertible subordinated debentures	135,000	135,000
Deferred income taxes	101,479	103,790
Other liabilities	23,276	17,315
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; issued 49,161 in 2003 and 47,709 shares in 2002.	492	477
Unearned compensation	(19,556)	(2,000)
Additional paid-in capital	1,608,156	1,560,785
Accumulated other comprehensive income	28,795	21,730
Retained earnings	494,137	350,369
Treasury stock, at cost; 11,657 shares in 2003 and 11,704 shares in 2002	(600,608)	(603,056)

Total stockholders’ equity	1,511,416	1,328,305

	$4,072,181	$4,251,133

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Amounts in thousands, except per-share data)

	Three Months Ended
	June 30,

	2003	2002

Revenue:
Commercial	$1,237,190	$1,188,230
Senior	1,355,621	1,477,720
Specialty and other	119,592	100,547
Net investment income	17,831	2,863

Total operating revenue	2,730,234	2,769,360

Expenses:
Health care services and other:
Commercial	1,046,962	1,047,428
Senior	1,135,320	1,296,222
Specialty and other	64,214	40,668

Total health care services and other	2,246,496	2,384,318

Selling, general and administrative expenses	345,612	315,426
Impairment, disposition, restructuring, Office of Personnel Management and other charges (credits), net	—	18,336

Operating income	138,126	51,280
Interest expense	(20,410)	(18,955)

Income before income taxes	117,716	32,325
Provision for income taxes	44,718	12,058

Net income	$72,998	$20,267

Basic earnings per share	$2.00	$0.58

Diluted earnings per share	$1.92	$0.56

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Amounts in thousands, except per-share data)

	Six Months Ended
	June 30,

	2003	2002

Revenue:
Commercial	$2,469,306	$2,382,386
Senior	2,725,369	3,025,775
Specialty and other	236,335	202,966
Net investment income	38,819	21,684

Total operating revenue	5,469,829	5,632,811

Expenses:
Health care services and other:
Commercial	2,099,635	2,096,261
Senior	2,296,876	2,686,048
Specialty and other	125,748	86,042

Total health care services and other	4,522,259	4,868,351

Selling, general and administrative expenses	676,843	630,643
Impairment, disposition, restructuring, Office of Personnel Management and other charges (credits), net	—	5,485

Operating income	270,727	128,332
Interest expense	(39,960)	(35,146)

Income before income taxes	230,767	93,186
Provision for income taxes	86,999	34,759

Income before cumulative effect of a change in accounting principle	143,768	58,427
Cumulative effect of a change in accounting principle	—	(897,000)

Net income (loss)	$143,768	$(838,573)

Basic earnings (loss) per share:
Income before cumulative effect of a change in accounting principle	$3.97	$1.68
Cumulative effect of a change in accounting principle	—	(25.75)

Basic earnings (loss) per share	$3.97	$(24.07)

Diluted earnings (loss) per share:
Income before cumulative effect of a change in accounting principle	$3.83	$1.68
Cumulative effect of a change in accounting principle	—	(25.75)

Diluted earnings (loss) per share	$3.83	$(24.07)

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Amounts in thousands)

	Six Months Ended
	June 30,

	2003	2002

Operating activities:
Net income (loss)	$143,768	$(838,573)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	22,697	25,323
Amortization of intangible assets	11,047	11,219
Stock based compensation expense	8,249	289
Deferred income taxes	6,295	19,383
Amortization of capitalized loan fees	5,096	5,810
Tax benefit realized for stock option exercises	4,663	164
Provision for doubtful accounts	2,777	19,223
Amortization of notes receivable from sale of fixed assets	(2,764)	(1,502)
Loss (gain) on disposal of property, plant and equipment	2,680	(2,886)
Employee benefit plan contributions in treasury stock	1,363	6,581
Amortization of discount on 10 3/4% senior notes	218	48
Cumulative effect of a change in accounting principle	—	897,000
Marketable and other securities impairment for other than temporary declines in value	—	12,543
Impairment, disposition, restructuring, Office of Personnel Management and other credits, net	—	5,485
Changes in assets and liabilities:
Receivables, net	(18,912)	36,949
Prepaid expenses and other assets	(30,180)	(7,940)
Medical claims and benefits payable	15,400	(49,400)
Accounts payable and accrued liabilities:
Payments for Office of Personnel Management settlement, net of amounts received	(10,000)	(53,875)
Other changes in accounts payable and accrued liabilities	46,611	5,186
Unearned premium revenue	(404,439)	(487,858)

Net cash flows used in operating activities	(195,431)	(396,831)

Investing activities:
Purchase of marketable securities-restricted	(102,374)	(81,164)
Purchase of property, plant and equipment	(23,101)	(33,195)
Sale (purchase) of marketable securities, net	18,341	(4,809)
Proceeds from the sale of property, plant and equipment	21	12,408

Net cash flows used in investing activities	(107,113)	(106,760)

Table continued on next page.

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited)
(Amounts in thousands)

	Six Months Ended
	June 30,

	2003	2002

Financing activities:
Principal payments on senior credit facility	$(150,547)	$(461,578)
Proceeds from senior credit facility	150,000	—
Proceeds from issuance of common stock	13,165	395
Loan fees	(6,949)	(32,539)
Payments on software financing agreement	(2,187)	—
Proceeds from the sale of 10 3/4% senior notes, net of discount	—	497,145
Principal payments on FHP senior notes	—	(40,515)
Deposits against letters of credit	—	(23,977)
Proceeds from draw down under equity commitment arrangement	—	8,928

Net cash flows provided by (used in) financing activities	3,482	(52,141)

Net decrease in cash and equivalents	(299,062)	(555,732)
Beginning cash and equivalents	951,689	977,759

Ending cash and equivalents	$652,627	$422,027

Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$49,749	$(9,143)
Interest	$35,609	$28,665
Supplemental schedule of noncash investing and financing activities:
Details of cumulative effect of a change in accounting principle:
Goodwill impairment	$—	$929,436
Less decrease in deferred tax liability	—	(32,436)

Goodwill impairment, net of tax	$—	$897,000

Details of accumulated other comprehensive income:
Change in market value of marketable securities	$11,259	$10,096
Less increase in deferred tax liability	(4,194)	(3,757)

Change in stockholders’ equity	$7,065	$6,339

Treasury stock reissued in exchange for retirement of long-term debt:
Treasury stock	$—	$5,218
Additional paid in capital	—	(2,398)
Long-term debt	—	(3,000)

Gain on retirement of debt	$—	$(180)

Discount on 10 3/4% senior notes	$(2,571)	$(3,055)

Stock-based compensation	$4,838	$1,645

Table continued from previous page.

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
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

Premium revenues are earned from products where we bear insured risk. Non-premium revenues are earned from all other sources, including revenues from our PBM mail service business, administrative fees and other revenue. Commencing with the first quarter of 2003, we reformatted our statement of operations to show total revenues (premium revenues and non-premium revenues) and health care services and other expenses by the following categories: commercial, senior and specialty and other. These changes are summarized below:

•	For our behavioral health and dental and vision subsidiaries, we previously included premium revenues in the commercial revenue line and non-premium revenues in the other income line. In 2003, all revenues (premium and non-premium) derived from our specialty companies (behavioral health, dental and vision and PBM) are now reported in the specialty and other revenues line.

•	All health care services and other expenses for our specialty companies were previously included within commercial health care costs. In 2003, all health care services and other expenses for our specialty companies are now reported in the specialty and other health care services expenses line.

•	Non-premium revenues earned by, and non-premium related fees charged by, our health plans or subsidiaries were previously included in the other income line. In 2003, these amounts are now included in the commercial, senior or specialty revenue and health care services and other expenses lines, as appropriate.

We reclassified certain prior year amounts in the accompanying condensed consolidated financial statements to conform to the reformatted 2003 presentation. The reclassifications and changes in presentation do not have any effect on our total consolidated revenues or health care services and other expenses for 2002.

All intercompany transactions and accounts are eliminated in consolidation.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2003
(unaudited)

2.	Adoption of New Accounting Policy — Stock-Based Compensation

Prior to 2003, we accounted for our stock-based employee and director compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee and director compensation cost was not reflected in the net loss for the three and six months ended June 30, 2002, because all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, on a prospective basis for all employee and director awards granted, modified or settled on or after January 1, 2003, as provided by FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Awards typically vest over four years. The cost related to stock-based employee and director compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards granted, modified or settled since October 1, 1995. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the fair value method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(amounts in thousands, except per-share data)
Net income (loss), as reported	$72,998	$20,267	$143,768	$(838,573)
Add stock-based compensation expense included in reported net income (loss), net of related tax effect	2,181	—	3,369	—
Deduct total stock-based compensation expense determined under fair value method for all awards, net of related tax effect	(5,751)	(4,401)	(10,454)	(9,750)

Pro forma net income (loss)	$69,428	$15,866	$136,683	$(848,323)

Earnings (loss) per share:
Basic — as reported	$2.00	$0.58	$3.97	$(24.07)

Basic — pro forma	$1.91	$0.45	$3.77	$(24.35)

Diluted — as reported	$1.92	$0.56	$3.83	$(24.07)

Diluted — pro forma	$1.83	$0.44	$3.64	$(24.35)

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2003
(unaudited)

The following table illustrates the components of our stock-based compensation expense for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,				Six Months Ended June 30,

	2003		2002		2003		2002

	Pretax	Net-of-Tax	Pretax	Net-of-Tax	Pretax	Net-of-Tax	Pretax	Net-of-Tax
	Charges	Amount	Charges	Amount	Charges	Amount	Charges	Amount

	(amounts in thousands)
Stock options	$2,676	$1,600	$—	$—	$4,283	$2,561	$—	$—
Employee Stock Purchase Plan	971	581	—	—	1,351	808	—	—

	3,647	2,181	—	—	5,634	3,369	—	—
Restricted stock(1)	1,444	864	153	91	2,615	1,564	291	174

Total	$5,091	$3,045	$153	$91	$8,249	$4,933	$291	$174

(1)	The recognition and measurement of restricted stock is the same under APB Opinion No. 25 and FASB Statement No. 123. The related expenses for the fair value of restricted stock for the three and six months ended June 30, 2003 and 2002 were charged to selling, general and administrative expenses and are included in the net income (loss), as reported amounts in the pro forma net income (loss) table above. See Note 4, “Stockholders’ Equity.”

3.	Long-Term Debt and Other Commitments

Convertible Subordinated Debentures. We have $135 million in aggregate principal amount of 3% convertible subordinated debentures due in 2032. The debentures are convertible into common stock under certain conditions, including satisfaction of a market price condition for our common stock, satisfaction of a trading price condition relating to the debentures, upon notice of redemption, or upon specified corporate transactions. Each $1,000 of the debentures is convertible into 23.8095 shares of our common stock. The market price condition for conversion of the debentures is satisfied if the closing sale price of our common stock exceeds 110% of the conversion price (which is calculated at $46.20 per share) for the debentures for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of any fiscal quarter. In the event that the market price condition is satisfied during any fiscal quarter, the debentures are convertible, at the option of the holder, during the following fiscal quarter. The market price condition is evaluated each quarter to determine whether the debentures will be convertible (at the option of the holder) during the following fiscal quarter. The market price condition was not satisfied during our fiscal quarter ended June 30, 2003 and the debentures are not currently convertible based on satisfaction of the market price condition.

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
June 30, 2003
(unaudited)

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

In April 2003, we entered into an interest rate swap on $300 million of our 10 3/4% senior notes for the purpose of hedging the fair value of our indebtedness. This fair value hedge is accounted for using the short-cut method under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the hedge is reported in our balance sheets at fair value, and the carrying value of the long-term debt is adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Changes in the fair value of the hedge and the long-term debt are reflected in our statements of operations. Under the terms of the agreement, we make interest payments based on the three-month London Interbank Offered Rate (LIBOR) plus 692 basis points and receive interest payments based on the 10 3/4% fixed rate. The three-month LIBOR rate we use to determine our interest payments under the swap agreement was first established on June 2, 2003 and resets every three months thereafter, until expiration in June 2009.

Senior Credit Facility. In June 2003, we replaced our senior credit facility with a new syndicated facility with JPMorgan Chase Bank serving as the Administrative Agent. The new facility consists of a $150 million term loan, which matures on June 3, 2008, and a $150 million revolving line of credit, which matures on June 3, 2006. We used the proceeds from the term loan to repay the $131 million outstanding under the prior facility. The remaining $19 million was used to pay fees and expenses relating to the new facility and for general corporate purposes. As of June 30, 2003, we had $150 million outstanding on the term loan and no balance outstanding on the revolving line of credit. We borrowed and repaid $3 million under the revolving line of credit in June 2003.

The new senior credit facility provides for interest rates per annum applicable to term loan borrowings that are, at our option, either JPMorgan Chase Bank’s prime rate (or, if greater, the Federal Funds Rate plus 0.5%), which we refer to as the alternate base rate, plus a margin of 2.5% per annum, or the LIBOR for the applicable interest period plus a margin of 3.5% per annum. All our borrowings under the term loan are currently LIBOR borrowings. The interest rates per annum under the new senior credit facility applicable to revolving credit borrowings are, at our option, either the alternate base rate plus a margin spread of between 1.5% to 2.75% per annum, or the LIBOR for the applicable interest period plus a margin spread of between 2.5% to 3.75% per annum, with the amount of the margin for any borrowing being determined based on current credit ratings for the debt under the new senior credit facility. Our current margins for revolving credit borrowings are 2.25% per annum for alternate base rate borrowings and 3.25% per annum for LIBOR borrowings.

The terms of the new senior credit facility contain various covenants customary for financings of this type which place restrictions on our and/or our subsidiaries’ ability to incur debt, pay dividends, create liens, make investments, optionally repay, redeem or repurchase our securities, and enter into mergers, dispositions and transactions with affiliates. The new senior credit facility also requires us to meet various financial ratios, including a minimum net worth requirement, a minimum fixed-charge coverage

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2003
(unaudited)

requirement and a maximum leverage ratio. At June 30, 2003, we were in compliance with all of these covenants. Certain of our domestic, unregulated subsidiaries provide guarantees and have granted security interests to the lenders in substantially all of their personal property in order to secure our obligations under the senior credit facility. We have also pledged the equity of certain of our subsidiaries to the lenders.

FHP Senior Notes. We had $43 million in senior notes outstanding as of June 30, 2003 that we assumed when we acquired FHP International Corporation, or FHP, in 1997. These notes mature on September 15, 2003, and bear interest at 7% payable semiannually. In connection with our 10 3/4% senior notes offering in 2002, $85 million of the net proceeds was used to fund a restricted cash collateral account that has been and will be used, subject to our being in compliance with the senior credit facility, to repurchase or repay the FHP senior notes prior to or on their stated maturity date. As of June 30, 2003, we had used $42 million of the restricted cash collateral account to purchase and permanently retire FHP senior notes. The FHP senior notes share in the collateral for our obligations under our senior credit facility.

Database Financing Agreements. As of June 30, 2003, we had $9 million outstanding under various financing agreements related to the purchase of database licenses, financial accounting system software and related maintenance in connection with the implementation of our information technology, or IT, initiatives. Payments under the financing agreements are due quarterly through July 2005. The interest imputed on the payment plan agreement ranges from 4% to 5.3%.

Letters of Credit. Letters of credit are purchased guarantees that assure our performance or payment to third parties in connection with professional liability insurance policies, lease commitments and other potential obligations. Letters of credit commitments totaled $18 million and $9 million at June 30, 2003 and 2002, respectively. As of June 30, 2003, our letters of credit commitments were backed by funds deposited in restricted cash accounts.

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

Restricted Stock Awards. We granted 24,400 and 15,000 shares of restricted common stock as part of an employee recruitment, recognition and retention program during the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, we granted 718,400 and 15,000 shares in connection with the same program, respectively. Restrictions on these shares will expire and related charges are being amortized as earned over the vesting period, not to exceed four years. A total of 8,900 shares were forfeited during the six months ended June 30, 2003. No shares were forfeited during the six months ended June 30, 2002.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2003
(unaudited)

All shares of restricted stock were issued from our 1996 Officer and Key Employee Stock Option Plan, as amended. The amount of unearned compensation recorded is based on the market value of the shares on the date of issuance and is included as a separate component of stockholders’ equity. Related expenses (charged to selling, general and administrative expenses) were $1.4 million and $.2 million for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, the related expenses were $2.6 million and $.3 million, respectively.

Acqua Wellington Arrangement. In December 2001, we entered into an equity commitment arrangement with Acqua Wellington North American Equities Fund Ltd., or Acqua Wellington, an institutional investor, for the purchase by Acqua Wellington of up to 6.9 million shares or $150 million of our common stock. This equity commitment arrangement expired in June 2003.

Treasury Stock. As of June 30, 2003, we held approximately 12 million shares of treasury stock. During the six months ended June 30, 2003, we reissued approximately 48,000 shares of treasury stock in connection with our employee benefit plans. Due to changes in our employee benefit plans in February 2003, no shares of treasury stock were issued for the three months ended June 30, 2003.

5.	Goodwill and Intangible Assets

In the first quarter of 2002, we recognized $897 million (net of $32 million of deferred tax liability reversals) of goodwill impairment as the cumulative effect of a change in accounting principle upon adopting SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill is no longer amortized, but is subject to impairment tests on an annual basis or more frequently if impairment indicators exist. Under the guidance of SFAS No. 142, we used a discounted cash flow methodology to assess the fair values of our reporting units as of January 1, 2002. For reporting units with book equity values that exceeded the fair values, we performed a hypothetical purchase price allocation. Impairment was measured by comparing the goodwill derived from the hypothetical purchase price allocation to the carrying value of the goodwill balance. No goodwill impairment indicators existed for the six months ended June 30, 2003 and, as a result, impairment testing was not required.

Other intangible assets will continue to be amortized over their useful lives. Under current accounting rules and based on our current intangible assets, our intangible asset amortization will be $22 million in 2003, $21 million in 2004, $17 million in 2005, $15 million in 2006 and $15 million in 2007. The following table sets forth balances of identified intangible assets, by major class, for the periods indicated:

		Accumulated
	Cost	Amortization	Net Balance

	(amounts in thousands)
Intangible assets:
Employer groups	$243,820	$114,860	$128,960
Provider networks	121,051	19,555	101,496
Other	10,729	9,216	1,513

Balance at June 30, 2003.	$375,600	$143,631	$231,969

Intangible assets:
Employer groups	$243,820	$105,406	$138,414
Provider networks	121,051	17,986	103,065
Other	10,729	9,192	1,537

Balance at December 31, 2002	$375,600	$132,584	$243,016

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2003
(unaudited)

6.	Impairment, Disposition, Restructuring, Office of Personnel Management (“OPM”) and Other (Credits) Charges

We did not recognize any credits or charges during the six months ended June 30, 2003. For the six months ended June 30, 2002 we recognized net pretax (credits) charges as follows:

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

Restructuring Charge. In December 2001, we recognized a restructuring charge of $60 million. Of the $60 million charge, approximately $34 million represented a liability for cash payments, of which approximately $22 million was paid during the fourth quarter of 2001 and during the year ended December 31, 2002. The remaining severance and separation benefits will be paid throughout 2003. Approximately $20 million of the restructuring charge was for severance and related employee benefits for 1,450 employees whose positions were eliminated. As of June 30, 2003, approximately 1,240 employees have left the company and 200 employees, whose positions were eliminated, accepted other positions within the company. The remaining employees are expected to be terminated by December 2003. During the six months ended June 30, 2003, there were no changes to the December 2001 restructuring charge estimate and we made severance payments totaling approximately $2 million to terminated employees.

The restructuring charge also included approximately $27 million related to the outsourcing of our IT production and $13 million related to lease terminations.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2003
(unaudited)

The following table presents the activity through June 30, 2003, on the restructuring charge we took in 2001:

	Initial				Balance at			Balance at
	Pretax	Non-cash	2001	2002	December 31,	2003	Changes in	June 30,
	Charge	Write-off	Activity	Activity	2002	Payments	Estimate	2003

	(amounts in millions)
December 2001 restructuring:
Lease cancellations and commitments	$39.7	$(25.8)	$—	$(8.0)	$5.9	$(1.6)	$—	$4.3
Severance and separation benefits	20.2	—	(0.6)	(14.0)	5.6	(2.3)	—	3.3

Total December 2001 restructuring	$59.9	$(25.8)	$(0.6)	$(22.0)	$11.5	$(3.9)	$—	$7.6

7.	Contingencies

Provider Instability and Insolvency. Our insolvency expenses include write-offs of certain uncollectable receivables from providers, and the estimated cost of unpaid health care claims normally covered by our capitation payments. Depending on state law, we may be held liable for unpaid health care claims that were previously the responsibility of the capitated provider and for which we have already paid capitation. Insolvency reserves also include estimates for potentially insolvent providers that we have specifically identified, where conditions indicate claims are not being paid or claim payments have slowed considerably, and we have determined that it is probable that we will be required to make the providers’ claim payments. We continue to monitor the financial condition of our providers where there is perceived risk of insolvency and will adjust our insolvency reserves as necessary. Information provided by provider groups may be unaudited, self-reported information or may not ultimately be obtained. The balance of our insolvency reserves included in medical claims and benefits payable totaled $32 million at June 30, 2003 and $46 million at December 31, 2002.

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

Class Action Legal Proceedings. On November 2, 1999, Jose Cruz filed a purported class action complaint against us, our California subsidiary, and FHP in the San Francisco Superior Court. On November 9, 1999, Mr. Cruz filed a first amended purported class action complaint that omitted FHP as a defendant. We moved to compel arbitration and the Superior Court denied our motion. In April 2003, the California Supreme Court reversed the Court of Appeal’s decision to deny our motion to compel arbitration as to Mr. Cruz’s requests for monetary compensation. On June 4, 2003, Mr. Cruz voluntarily dismissed his amended complaint with prejudice. Following such dismissal, Mr. Cruz individually filed a demand for arbitration and we settled the case with him on immaterial terms.

In mid-2000, various federal actions against managed care companies, including us, were joined in a multi-district litigation that was coordinated for pretrial proceedings in the United States District Court for the Southern District of Florida. This litigation is known as “In re Managed Care Litigation.” Thereafter, Dr. Dennis Breen, Dr. Leonard Klay, Dr. Jeffrey Book and several other health care providers, along with several medical associations, including the California Medical Association, joined the “In re Managed Care” proceeding as plaintiffs. These health care providers sued several managed care companies,

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2003
(unaudited)

including us, alleging, among other things, that the companies have systematically underpaid providers for medical services to members, have delayed payments, and that the companies impose unfair contracting terms on providers and negotiate capitation payments that are inadequate to cover the costs of health care services provided.

We sought to compel arbitration of all of Dr. Breen’s, Dr. Book’s and other physician claims against us. The District Court granted our motion to compel arbitration against all of these claims except for claims for violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO (“Direct RICO Claims”), and for their RICO conspiracy and aiding and abetting claims that stem from contractual relationships with other managed care companies. On April 7, 2003, the United States Supreme Court held that the District Court should have compelled arbitration of the Direct RICO Claims filed by Dr. Breen and Dr. Book and will require arbitration of such claims by these physicians. We believe that this ruling may also require the arbitration of all Direct RICO Claims brought against us by other providers bound by contracts with us containing arbitration clauses.

On September 26, 2002, the District Court certified a class action in the “In re Managed Care Litigation.” On November 20, 2002, the United States Court of Appeals for the Eleventh Circuit granted our petition to appeal the class certification by the District Court. Oral argument for this appeal is currently set for September 11, 2003. On October 18, 2002, we filed a new motion to dismiss directed at the plaintiffs’ second amended complaint. That motion remains pending. Discovery in this litigation is currently ongoing. We deny all material allegations and intend to defend the action vigorously.

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

On July 23, 2003, without the admission of any wrongdoing, our Texas subsidiary entered into a definitive settlement agreement with the State of Texas, the AG and the TDI. The settlement agreement provides that all pending litigation and related civil investigations will be stayed for up to twelve months from the date of execution of the settlement agreement or such additional period as the parties may mutually agree. While the proceedings are stayed, the parties will seek to settle the provider creditor claims in the remaining outstanding bankruptcies relating to Medical Select Management and Heritage Southwest

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2003
(unaudited)

Medical Group and engage in a review of provider claims of the Heritage Physicians Network, or HPN. We agreed to use our reasonable best efforts to reach settlements in the bankruptcies and resolve the HPN claims by specified dates and agreed to make contributions to fund provider creditor claims in the bankruptcies subject to the process set forth in the definitive settlement agreement.

As part of the settlement, we agreed to make payments totaling $4.25 million, including attorneys fees totaling $1.25 million to the AG, and administrative services reimbursements totaling $1.5 million and administrative penalties totaling $1.5 million to the TDI. Of the $4.25 million payment, $2.45 million was paid in July 2003, and the remaining $1.8 million will be paid upon the satisfaction of the conditions for the settlement. All amounts paid upon execution of the settlement agreement will be held in trust pending the effectiveness of the settlement. The settlement will become effective upon us completing settlements in the two bankruptcies in accordance with the settlement agreement, timely completion of the HPN claims process, payment of all settlement amounts to the AG and TDI, and compliance with certain Texas prompt payment obligations with respect to members enrolled in our commercial HMO plans. Concurrent with the settlement becoming effective: (i) the parties would enter into a permanent injunction with a term of one year that will require PacifiCare of Texas to comply with applicable provisions of the Texas prompt payment obligations with respect to members enrolled in our commercial HMO plans; (ii) all of the pending litigation between the parties will be dismissed with prejudice or with specified final judgments; and (iii) the parties will enter into mutual releases. We cannot provide any assurances that we will be able to meet the conditions required to cause the settlement to become effective. If the settlement agreement does not become effective, then we are prepared to resume the litigation. We believe that recorded liabilities for this matter are adequate, including the satisfaction of all the terms and conditions of the settlement, or any liabilities that may arise if we are required to resume the litigation.

Other Litigation. We are involved in various legal actions in the normal course of business, including claims from our members and providers arising out of decisions to deny or restrict reimbursement for services and claims that seek monetary damages, including claims for punitive damages that are not covered by insurance. Our establishment of drug formularies, support of clinical trials and PBM services may increase our exposure to product liability claims associated with pharmaceuticals and medical devices. Based on current information, including consultation with our lawyers, we believe any ultimate liability that may arise from these actions, including the In re Managed Care litigation and the State of Texas litigation, would not materially affect our consolidated financial position, results of operations or cash flows. However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material effect on our results of operations or cash flows of a future period. For example, the loss of even one claim resulting in a significant punitive damage award could have a material adverse effect on our business. Moreover, our exposure to potential liability under punitive damage theories may decrease significantly our ability to settle these claims on reasonable terms.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2003
(unaudited)

8. Earnings Per Share

We calculated the denominators for the computation of basic and diluted earnings per share as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(amounts in thousands)
Shares outstanding at the beginning of the period(1)	36,117	34,671	35,891	34,448
Weighted average number of shares issued:
Treasury stock reissued, net	—	421	43	343
Stock options exercised	310	36	302	47

Denominator for basic earnings per share	36,427	35,128	36,236	34,838
Employee stock options and other dilutive potential common shares(2)(3)	1,593	1,030	1,318	—

Denominator for diluted earnings per share(3)	38,020	36,158	37,554	34,838

(1)	Excludes 786,000 and 75,000 shares of restricted common stock which have been granted but have not vested as of June 30, 2003 and 2002, respectively.

(2)	Certain options to purchase common stock were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock for the periods presented. For the three months ended June 30, 2003 and 2002, these weighted options outstanding totaled 3.0 million and 3.6 million shares, respectively, with exercise prices ranging from $25.25 to $114.00 per share. For the six months ended June 30, 2003 and 2002, these weighted options outstanding totaled 3 million and 4.2 million shares, respectively, with exercise prices ranging from $23.07 to $114.00 per share.

(3)	Employee stock options and other dilutive potential common shares for the six months ended June 30, 2002 were not included in the calculation of diluted earnings per share because they were antidilutive.

9. Comprehensive Income

Comprehensive income represents our net income plus changes in equity, other than those changes resulting from investments by, and distributions to our stockholders. Such changes include unrealized gains or losses on our available-for-sale securities. Our comprehensive income totaled $82 million for the three months ended June 30, 2003 and $151 million, for the six months ended June 30, 2003. Our comprehensive income totaled $33 million for the three months ended June 30, 2002 and $65 million for the six months ended June 30, 2002, excluding the cumulative effect of a change in accounting principle of $897 million, net of tax.

10. Financial Guarantees

Certain of our domestic, unregulated subsidiaries, which we refer to as the Initial Guarantor Subsidiaries, fully and unconditionally guarantee the 10 3/4% senior notes. Certain of our other domestic, unregulated subsidiaries, which we refer to as the PacifiCare Health Plan Administrators, Inc., or PHPA, Guarantor Subsidiaries, are currently restricted from guaranteeing the 10 3/4% senior notes by the terms of the FHP senior notes, but will fully and unconditionally guarantee the 10 3/4% senior notes once we permanently repay the FHP senior notes. Our unregulated subsidiaries, excluding MEDeMORPHUS Healthcare Solutions, Inc., are also guarantors of our senior credit facility.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2003
(unaudited)

The following unaudited consolidating condensed financial statements quantify the financial position as of June 30, 2003 and December 31, 2002, the operations for the three and six months ended June 30, 2002 and 2003, and the cash flows for the six months ended June 30, 2002 and 2003 of the Initial Guarantor Subsidiaries listed below and the PHPA Guarantor Subsidiaries listed below. The following unaudited consolidating condensed balance sheets, consolidating condensed statements of operations and consolidating condensed statements of cash flows present financial information for the following entities and utilizing the following adjustments:

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

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2003
(unaudited)

CONSOLIDATING CONDENSED BALANCE SHEETS

June 30, 2003

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(in thousands)
ASSETS
Current assets:
Cash and equivalents	$—	$272,420	$(54,250)	$434,457	$—	$652,627
Marketable securities	—	—	—	1,309,150	—	1,309,150
Receivables, net	946	(34,344)	125,821	228,952	(12,741)	308,634
Intercompany	(525,258)	527,568	22,081	(24,391)	—	—
Prepaid expenses and other current assets	362	35,285	7,353	12,842	(3,058)	52,784
Restricted cash collateral for FHP senior notes	43,250	—	—	—	—	43,250
Deferred income taxes	—	51,022	3,462	60,572	(27,098)	87,958

Total current assets	(480,700)	851,951	104,467	2,021,582	(42,897)	2,454,403

Property, plant and equipment at cost, net	—	100,916	16,341	42,161	—	159,418
Marketable securities-restricted	32,702	—	—	135,146	—	167,848
Deferred income taxes	—	73,833	6,655	23,089	(103,577)	—
Investment in subsidiaries	2,694,865	1,494,024	13,264	1,501	(4,203,654)	—
Goodwill and intangible assets, net	—	11,923	16,480	1,186,670	—	1,215,073
Other assets	24,467	26,845	408	23,719	—	75,439

	$2,271,334	$2,559,492	$157,615	$3,433,868	$(4,350,128)	$4,072,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$—	$18,827	$30,815	$1,013,247	$(2,989)	$1,059,900
Accounts payable and accrued liabilities	6,283	243,185	67,209	153,879	(4,341)	466,215
Deferred income taxes	—	15,334	553	11,212	(27,099)	—
Unearned premium revenue	—	229		81,690	(8,567)	73,352
Current portion of long-term debt	1,500	46,615	—	240	—	48,355

Total current liabilities	7,783	324,190	98,577	1,260,268	(42,996)	1,647,822

Long-term debt	645,930	5,854	—	1,404		653,188
Convertible subordinated debentures	135,000				—	135,000
Deferred income taxes	—	100,214	8,445	96,397	(103,577)	101,479
Other liabilities	—	23,109	—	167	—	23,276
Intercompany notes (receivable) payable	—	(184,116)	—	184,116	—	—
Stockholders’ equity:
Capital stock	492	—	—	—	—	492
Unearned compensation	(19,556)	—	—	—	—	(19,556)
Additional paid-in capital	1,608,156	—	—	—	—	1,608,156
Accumulated other comprehensive income	—	—	—	28,795	—	28,795
Retained earnings	494,137	—	—	—	—	494,137
Treasury stock	(600,608)	—	—	—	—	(600,608)
Equity in income of subsidiaries	—	2,290,241	50,593	1,862,721	(4,203,555)	—

Total stockholders’ equity	1,482,621	2,290,241	50,593	1,891,516	(4,203,555)	1,511,416

	$2,271,334	$2,559,492	$157,615	$3,433,868	$(4,350,128)	$4,072,181

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2003
(unaudited)

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2003

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(in thousands)
Operating revenue	$168	$7,915	$128,066	$2,680,538	$(86,453)	$2,730,234
Income from subsidiaries	92,155	124,471	—	(25)	(216,601)	—

Total operating revenue	92,323	132,386	128,066	2,680,513	(303,054)	2,730,234
Health care services and other	—	482	88,389	2,234,356	(76,731)	2,246,496
Selling, general and administrative expenses	43	54,532	28,565	271,527	(9,055)	345,612
Impairment, disposition, restructuring, Office of Personnel Management and other credits	—	26	—	(26)	—	—

Operating income	92,280	77,346	11,112	174,656	(217,268)	138,126
Interest expense	(19,282)	(1,575)	—	(218)	665	(20,410)

Income before income taxes	72,998	75,771	11,112	174,438	(216,603)	117,716
(Benefit) provision for income taxes	—	(17,885)	4,155	58,448	—	44,718

Net income	$72,998	$93,656	$6,957	$115,990	$(216,603)	$72,998

For the Six Months Ended June 30, 2003

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(in thousands)
Operating revenue	$408	$16,113	$247,005	$5,375,026	$(168,723)	$5,469,829
Income from subsidiaries	181,007	245,129	—	1,326	(427,462)	—

Total operating revenue	181,415	261,242	247,005	5,376,352	(596,185)	5,469,829
Health care services and other	—	3,675	169,112	4,498,873	(149,401)	4,522,259
Selling, general and administrative expenses	95	100,040	58,825	535,890	(18,007)	676,843
Impairment, disposition, restructuring, Office of Personnel Management and other credits	—	295	(5)	(290)	—	—

Operating income	181,320	157,232	19,073	341,879	(428,777)	270,727
Interest expense	(37,552)	(3,286)	—	(436)	1,314	(39,960)

Income before income taxes	143,768	153,946	19,073	341,443	(427,463)	230,767
(Benefit) provision for income taxes	—	(28,823)	7,512	108,310	—	86,999

Net income	$143,768	$182,769	$11,561	$233,133	$(427,463)	$143,768

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2003
(unaudited)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2003

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(in thousands)
Operating activities:
Net income (loss)	$143,768	$182,769	$11,561	$233,133	$(427,463)	$143,768
Adjustments to reconcile net income to net cash flows used in operating activities:
Equity in income of subsidiaries	(181,007)	(245,129)	—	(1,327)	427,463	—
Depreciation and amortization	—	14,507	3,168	5,022	—	22,697
Amortization of intangible assets	—	—	—	11,047	—	11,047
Stock based compensation	8,249	—	—	—	—	8,249
Deferred income taxes	—	7,913	45	(1,663)	—	6,295
Amortization of capitalized loan fees	5,096	—	—	—	—	5,096
Tax benefit realized for stock option exercises	4,663	—	—	—	—	4,663
Provision for doubtful accounts	—	2,753	24		—	2,777
Amortization of notes receivable from sale of fixed assets	—	(2,764)	—	—	—	(2,764)
Loss (Gain) on disposal of property, plant and equipment	—	2,678	3	(1)	—	2,680
Employee benefit plan contributions in treasury stock	1,363	—	—	—	—	1,363
Amortization of discount on 10 3/4% senior notes	218	—	—	—	—	218
Changes in assets and liabilities	(6,336)	(111,108)	(19,834)	(264,242)	—	(401,520)

Net cash flows used in operating activities	(23,986)	(148,381)	(5,033)	(18,031)	—	(195,431)

Investing activities:
(Sale) Purchase of marketable securities-restricted	2,110	—	—	(104,484)	—	(102,374)
Purchase of property, plant and equipment	—	(18,506)	(1,627)	(2,968)	—	(23,101)
Sale of marketable securities, net	—	—	—	18,341	—	18,341
Proceeds from the sale of property, plant and equipment	—	15	5	1	—	21

Net cash flows provided by (used in) investing activities	2,110	(18,491)	(1,622)	(89,110)	—	(107,113)

Financing activities:
Principal payments on senior credit facility	(150,547)	—	—	—	—	(150,547)
Proceeds from senior credit facility	150,000	—	—	—	—	150,000
Proceeds from issuance of common and treasury stock	13,165	—	—	—	—	13,165
Loan fees	(6,949)	—	—	—	—	(6,949)
Payments on software financing agreement	—	(2,187)	—	—	—	(2,187)
Intercompany activity:
Dividends and loans received (paid)	—	289,506	—	(289,506)	—	—

Net cash flows provided by (used in) financing activities	5,669	287,319	—	(289,506)	—	3,482

Net (decrease) increase in cash and equivalents	(16,207)	120,447	(6,655)	(396,647)	—	(299,062)
Beginning cash and equivalents	16,207	151,973	(47,595)	831,104	—	951,689

Ending cash and equivalents	$—	$272,420	$(54,250)	$434,457	$—	$652,627

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2003
(unaudited)

CONSOLIDATING CONDENSED BALANCE SHEETS

December 31, 2002

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(in thousands)
ASSETS
Current assets:
Cash and equivalents	$16,207	$151,973	$(47,595)	$831,104	$—	$951,689
Marketable securities	—	—	—	1,195,517	—	1,195,517
Receivables, net	33	(44,362)	242,309	100,127	(8,372)	289,735
Intercompany	(537,199)	415,166	18,770	103,263	—	—
Prepaid expenses and other current assets	1,015	24,853	8,596	16,238	(3,732)	46,970
Restricted cash collateral for FHP senior notes	43,346	—	—	—	—	43,346
Deferred income taxes	—	61,399	3,508	63,108	(27,257)	100,758

Total current assets	(476,598)	609,029	225,588	2,309,357	(39,361)	2,628,015

Property, plant and equipment at cost, net	—	99,610	17,890	44,185	—	161,685
Marketable securities-restricted	34,812	—	—	151,377	—	186,189
Deferred income taxes	—	72,141	6,654	23,090	(101,885)	—
Investment in subsidiaries	2,513,858	1,555,158	13,264	1,501	(4,083,781)	—
Goodwill and intangible assets, net	—	11,923	16,480	1,197,717	—	1,226,120
Other assets	22,615	25,534	1	974	—	49,124

	$2,094,687	$2,373,395	$279,877	$3,728,201	$(4,225,027)	$4,251,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$—	$17,929	$36,523	$995,508	$(5,460)	$1,044,500
Accounts payable and accrued liabilities	5,313	253,691	49,324	136,102	(4,027)	440,403
Deferred income taxes	—	15,487	553	11,217	(27,257)	—
Unearned premium revenue	—	200	—	480,208	(2,617)	477,791
Current portion of long-term debt	60,484	48,778	—	(2,027)	—	107,235

Total current liabilities	65,797	336,085	86,400	1,621,008	(39,361)	2,069,929

Long-term debt	587,315	5,878	—	3,601	—	596,794
Convertible subordinated debentures	135,000	—	—	—	—	135,000
Deferred income taxes	—	100,833	8,445	96,397	(101,885)	103,790
Other liabilities	—	17,148	—	167	—	17,315
Intercompany notes (receivable) payable	—	(194,021)	—	194,021	—	—
Stockholders’ equity:
Capital stock	477	—	—	—	—	477
Unearned compensation	(2,000)	—	—	—	—	(2,000)
Additional paid-in capital	1,560,785	—	—	—	—	1,560,785
Accumulated other comprehensive income	—	—	—	21,730	—	21,730
Retained earnings	350,369	—	—	—	—	350,369
Treasury stock	(603,056)	—	—	—	—	(603,056)
Equity in income of subsidiaries	—	2,107,472	185,032	1,791,277	(4,083,781)	—

Total stockholders’ equity	1,306,575	2,107,472	185,032	1,813,007	(4,083,781)	1,328,305

	$2,094,687	$2,373,395	$279,877	$3,728,201	$(4,225,027)	$4,251,133

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2003
(unaudited)

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2002

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(in thousands)
Operating revenue	$(10,849)	$6,644	$108,920	$2,749,188	$(84,543)	$2,769,360
Income from subsidiaries	66,019	66,290	—	1,743	(134,052)	—

Total operating revenue	55,170	72,934	108,920	2,750,931	(218,595)	2,769,360
Health care services and other	—	2	69,782	2,395,845	(81,311)	2,384,318
Selling, general and administrative expenses	(242)	44,837	21,442	251,946	(2,557)	315,426
Impairment, disposition, restructuring, Office of Personnel Management and other credits	18,336	—	—	—	—	18,336

Operating income	37,076	28,095	17,696	103,140	(134,727)	51,280
Interest expense	(16,809)	(2,119)	—	(702)	675	(18,955)

Income before income taxes	20,267	25,976	17,696	102,438	(134,052)	32,325
(Benefit) Provision for income taxes	—	(40,043)	6,760	45,341	—	12,058

Net income	$20,267	$66,019	$10,936	$57,097	$(134,052)	$20,267

For the Six Months Ended June 30, 2002

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(in thousands)
Operating revenue	$(10,849)	$14,178	$214,882	$5,580,137	$(165,537)	$5,632,811
Income from subsidiaries	117,816	123,612	—	1,743	(243,171)	—

Total operating revenue	106,967	137,790	214,882	5,581,880	(408,708)	5,632,811
Health care services	—	62	140,378	4,883,041	(155,130)	4,868,351
Selling, general and administrative expenses	(182)	78,920	45,436	515,283	(8,814)	630,643
Impairment, disposition, restructuring, Office of Personnel Management and other credits	18,336	(18,092)	—	5,241	—	5,485

Operating income	88,813	76,900	29,068	178,315	(244,764)	128,332
Interest expense	(30,386)	(4,618)	—	(1,735)	1,593	(35,146)

Income before income taxes	58,427	72,282	29,068	176,580	(243,171)	93,186
(Benefit) Provision for income taxes	—	(45,534)	11,224	69,069	—	34,759

Income before cumulative effect of a change in accounting principle	58,427	117,816	17,844	107,511	(243,171)	58,427
Cumulative effect of a change in accounting principle	—	—	—	(897,000)	—	(897,000)

Net income (loss)	$58,427	$117,816	$17,844	$(789,489)	$(243,171)	$(838,573)

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2003
(unaudited)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2002

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(in thousands)
Operating activities:
Net income (loss)	$58,427	$117,816	$17,844	$(789,489)	$(243,171)	$(838,573)
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(117,816)	(123,612)	—	(1,743)	243,171	—
Cumulative effect of a change in accounting principle	—	—	—	897,000	—	897,000
Depreciation and amortization	—	16,816	3,051	5,456	—	25,323
Deferred income taxes	—	29,817	(235)	(10,199)	—	19,383
Provision for doubtful accounts	—	—	(31)	19,254	—	19,223
Impairment, disposition, restructuring and other charges	18,336	—	—	—	—	18,336
Office of Personnel Management charges (credits)	—	(18,092)	—	5,241	—	(12,851)
Marketable and other securities impairment for other than temporary declines in value	11,001	—	—	1,542	—	12,543
Amortization of intangible assets	—	624	—	10,595	—	11,219
Employee benefit plan contributions in treasury stock	6,581	—	—	—	—	6,581
Amortization of capitalized loan fees	5,810	—	—	—	—	5,810
(Gain) loss on disposal of property, plant and equipment	—	723	—	(3,609)	—	(2,886)
Amortization of notes receivable from sale of fixed assets	—	(1,502)	—	—	—	(1,502)
Unearned compensation amortization	289	—	—	—	—	289
Tax benefit realized for stock option exercises	164	—	—	—	—	164
Amortization of discount on 10 3/4% senior notes	48	—	—	—	—	48
Changes in assets and liabilities	72,574	(123,611)	5,334	(511,235)	—	(556,938)

Net cash flows provided by (used in) operating activities	55,414	(101,021)	25,963	(377,187)	—	(396,831)

Investing activities:
Purchase of marketable securities-restricted	(44,578)	—	—	(36,586)	—	(81,164)
Purchase of property, plant and equipment	—	(26,003)	(1,661)	(5,531)	—	(33,195)
Proceeds from the sale of property, plant and equipment	—	21	—	12,387	—	12,408
Purchase of marketable securities, net	—	—	—	(4,809)	—	(4,809)

Net cash flows used in investing activities	(44,578)	(25,982)	(1,661)	(34,539)	—	(106,760)

Financing activities:
Proceeds from the sale of 10 3/4% senior notes, net of discount	497,145	—	—	—	—	497,145
Principal payments on senior credit facility	(461,578)	—	—	—	—	(461,578)
Principal payments on FHP senior notes	—	(40,515)	—	—	—	(40,515)
Loan fees	(32,539)	—	—	—	—	(32,539)
Deposits against letters of credit	(23,977)	—	—	—	—	(23,977)
Proceeds from draw down under equity commitment arrangement	8,928	—	—	—	—	8,928
Proceeds from issuance of common and treasury stock	414	—	—	—	—	414
Employee benefit plan stock registration fees	(19)	—	—	—	—	(19)
Intercompany activity:
Dividends and loans received (paid)	790	147,421	—	(148,211)	—	—
Subordinated loans received (paid)	—	(110)	—	110	—	—

Net cash flows provided by (used in) financing activities	(10,836)	106,796	—	(148,101)	—	(52,141)

Net increase (decrease) in cash and equivalents	—	(20,207)	24,302	(559,827)	—	(555,732)
Beginning cash and equivalents	—	110,335	(74,751)	942,175	—	977,759

Ending cash and equivalents	$—	$90,128	$(50,449)	$382,348	$—	$422,027

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2003
(unaudited)

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

In this Quarterly Report on Form 10-Q, we refer to PacifiCare Health Systems, Inc. as “PacifiCare,” the “Company,” “we,” “us,” or “our.”

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

Premium revenues are earned from products where we bear insured risk. Non-premium revenues are earned from all other sources, including revenues from our PBM mail service business, administrative fees and other income. Commencing with the first quarter of 2003, we reformatted our statement of operations to show total revenues (premium revenues and non-premium revenues) and health care services and other expenses by the following categories: commercial, senior and specialty and other. These changes are summarized below:

•	For our behavioral health and dental and vision subsidiaries, we previously included premium revenues in the commercial revenue line and non-premium revenues in the other income line. In 2003, all revenues (premium and non-premium) derived from our specialty companies (behavioral health, dental and vision and PBM) are now reported in the specialty and other revenues line.

•	All health care services and other expenses for our specialty companies were previously included within commercial health care costs. In 2003, all health care services and other expenses for our specialty companies are now reported in the specialty and other health care services and other expenses line.

•	Non-premium revenues earned by, and non-premium related fees charged by, our health plans or subsidiaries were previously included in the other income line. In 2003, these amounts are now included in the commercial, senior or specialty revenue and health care services and other expenses lines, as appropriate.

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

Generally, since the Balanced Budget Act of 1997 went into effect, annual premium increases for Medicare+Choice members have not kept pace with the increases in the costs of health care. The disparity between increases in Medicare+Choice premiums and related health care costs in some of our service areas contributed to our decisions to cease offering, close enrollment, reduce benefits or obtain capacity limits in our Medicare+Choice plans in various counties in 2003 and 2002. It also contributed to changes in our benefits, higher copayments, greater deductibles and increased member premiums.

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

Expenses

Commercial and Senior Health Care Services and Other. Health care services and other expenses for our commercial plans and our senior plans primarily comprise payments to physicians, hospitals and other health care providers under capitated or risk-based contracts for services provided to our commercial and senior health plan members and indemnity insurance plan members. Health care services and other expenses also include expenses for administrative services performed by our commercial and senior health plans and related subsidiaries.

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

The cost of health care provided is accrued in the month services are provided to members, based in part on estimates for hospital services and other health care costs that have been incurred but not yet reported. We develop these estimates using actuarial methods based on historical data for payment patterns, cost trends, product mix, seasonality, utilization of health care services and other relevant factors. These estimates are adjusted in future periods as we receive actual claims data, and can either increase or reduce our accrued health care costs. Included in health care services and other expenses for the three and six months ended June 30, 2003 were net favorable adjustments of 2002 and prior period medical cost estimates of approximately $14 million and $54 million, respectively. The cost of prescription drugs covered under our commercial and senior plans is expensed when the prescription drugs are dispensed. Our commercial and senior plans also provide incentives, through a variety of programs, for health care providers that participate in those plans to control health care costs while providing quality health care. Expenses related to these programs, which are based in part on estimates, are recorded in the period in which the related services are provided. Historically, we have primarily arranged health care services for our members by contracting with health care providers on a capitated basis, regardless of the services provided to each member. Under our risk-based contracts, we generally bear or partially share the risk of excess health care expenses with health care providers, meaning that if member utilization of health care services exceeds agreed-on amounts, we bear or partially share the excess expenses with the applicable health care provider.

The following table illustrates our shift from capitated contracts to risk-based contracts since 2002. We expect this shift to continue in 2003 and 2004. The percentages of managed care membership by contract type at June 30, 2003, December 31, 2002 and June 30, 2002 were as follows:

	Hospital			Physician

	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2003	2002	2002	2003	2002	2002

Commercial
Capitated	35%	44%	45%	68%	76%	77%
Risk-based/fee-for-service	65%	56%	55%	32%	24%	23%
Senior
Capitated	55%	57%	57%	73%	77%	77%
Risk-based/fee-for-service	45%	43%	43%	27%	23%	23%
Total
Capitated	40%	47%	48%	69%	76%	77%
Risk-based/fee-for-service	60%	53%	52%	31%	24%	23%

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

Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

Membership. Total HMO and other membership decreased 12% to approximately 2.9 million members at June 30, 2003 from approximately 3.3 million members at June 30, 2002. Our membership at June 30, 2003 and June 30, 2002 is presented below:

	At June 30, 2003			At June 30, 2002

	Commercial	Senior	Total	Commercial	Senior	Total

HMO Membership:
Arizona	144,600	86,400	231,000	141,900	89,500	231,400
California	1,331,000	354,700	1,685,700	1,608,000	405,300	2,013,300
Colorado	173,500	54,200	227,700	178,800	59,100	237,900
Guam	31,400	—	31,400	32,200	—	32,200
Nevada	23,100	25,900	49,000	26,700	29,000	55,700
Oklahoma	94,300	19,100	113,400	99,000	21,600	120,600
Oregon	62,100	24,600	86,700	76,200	26,000	102,200
Texas	86,900	77,400	164,300	128,800	110,300	239,100
Washington	69,400	53,600	123,000	64,400	56,700	121,100

Total HMO membership	2,016,300	695,900	2,712,200	2,356,000	797,500	3,153,500

Other Membership:
PPO and indemnity	120,100	—	120,100	56,200	—	56,200
Employer self-funded	26,600	—	26,600	37,900	—	37,900
Medicare Supplement	—	25,600	25,600	—	15,000	15,000

Total other membership	146,700	25,600	172,300	94,100	15,000	109,100

Total HMO and other membership	2,163,000	721,500	2,884,500	2,450,100	812,500	3,262,600

	At June 30, 2003			At June 30, 2002

	PacifiCare	Unaffiliated	Total	PacifiCare	Unaffiliated	Total

Specialty Membership:
Pharmacy benefit management (1)	2,884,500	2,144,300	5,028,800	3,262,600	1,308,100	4,570,700
Behavioral health(2)	1,989,000	1,766,600	3,755,600	2,140,200	1,407,700	3,547,900
Dental and vision(2)	458,700	239,000	697,700	463,200	254,800	718,000

(1)	PBM PacifiCare membership represents members that are in our commercial or senior HMO, PPO and indemnity, employer self- funded and Medicare Supplement plans. All of these members either have a prescription drug benefit or are able to purchase their prescriptions utilizing our retail network contracts or our mail service.

(2)	Behavioral health and dental and vision PacifiCare membership represents members that are in our commercial and senior HMO that are also enrolled in our behavioral health or dental and vision plans.

Commercial HMO membership decreased approximately 14% at June 30, 2003 compared to the prior year primarily due to a decrease of 277,000 members in California, 41,900 members in Texas, and 14,100 members in Oregon. The decreases were mainly due to the elimination of unprofitable commercial business and the loss of employer groups resulting from premium rate increases, offset in part by the addition of new employer groups. As previously announced, our contract with the California Public Employee Retirement System (CalPERS) was not renewed for 2003, resulting in the loss of approximately 180,100 commercial HMO members effective January 1, 2003.

Senior HMO membership decreased approximately 13% at June 30, 2003 compared to the prior year primarily due to a decrease of 50,600 members in California and 32,900 members in Texas mainly as a result of planned county exits and member disenrollments attributable to reduced benefits and increased premiums effective January 1, 2003.

PPO and indemnity membership increased approximately 114% at June 30, 2003 compared to the prior year mainly due to enhanced marketing and new product initiatives, primarily in California and Texas.

PBM unaffiliated membership at June 30, 2003 increased approximately 64% compared to the prior year mainly due to new membership of approximately 836,200 members attributable to a continued increase in marketing efforts and the addition of two major customers in the second quarter of 2003. PBM PacifiCare membership at June 30, 2003 decreased approximately 12% compared to the prior year due to the decline in our HMO membership.

PacifiCare behavioral health membership at June 30, 2003 decreased approximately 7% compared to the prior year mainly due to disenrollments resulting from renewal premium rate increases. Behavioral health unaffiliated membership at June 30, 2003 increased approximately 25% compared to the prior year due to the addition of two large employer groups, resulting in an addition of 273,000 members.

PacifiCare dental and vision membership at June 30, 2003 was comparable to the prior year. Dental and vision unaffiliated membership at June 30, 2003 decreased approximately 6% compared to the prior year primarily due to a decline in our indemnity commercial group membership.

Commercial Revenue. Commercial revenue increased 4% or $49 million for the three months and increased 4% or $87 million for the six months ended June 30, 2003 compared to the same periods in the prior year as follows:

	Three Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003

	(amounts in millions)
Revenue increases, primarily due to premium rate increases, of approximately 18% for the three and six months ended June 30, 2003, principally in California	$189	$375
Net membership decreases, primarily in California and Texas	(138)	(285)
Other	(2)	(3)

Increase over comparable period of the prior year	$49	$87

Senior Revenue. Senior revenue decreased 8% or $122 million for the three months and decreased 10% or $300 million for the six months ended June 30, 2003 compared to the same periods in the prior year as follows:

	Three Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003

	(amounts in millions)
Revenue increases, primarily due to premium rate increases, of approximately 5% for the three and six months ended June 30, 2003, principally in California	$94	$180
Net membership decreases, primarily in California and Texas	(216)	(480)

Decrease over the comparable period of the prior year	$(122)	$(300)

Specialty and Other Revenue. Specialty and other revenue increased 19% or $19 million for the three months and 16% or $33 million for the six months ended June 30, 2003 compared to the same periods in the prior year. The increase was primarily due to increased unaffiliated membership and mail-service revenues of our pharmacy benefit management subsidiary.

Net Investment Income. Net investment income increased 523% or $15 million to $18 million for the three months ended June 30, 2003, from $3 million for the three months ended June 30, 2002. Net investment income increased 79% or $17 million to $39 million for the six months ended June 30, 2003, from $22 million for the six months ended June 30, 2002. The increase was primarily due to the following:

•	write-off of a decline in the value of our investment in MedUnite, Inc. of $11 million that was other than temporary during the three months ended June 30, 2002, with no comparable activity in 2003;

•	write-down of certain telecommunication investments to market value of approximately $2 million during the three months ended June 30, 2002, with no comparable activity in 2003; partially offset by

•	lower pre-tax rates of return in the current quarter due to Federal Reserve rate reductions.

Commercial Margin. Our commercial margin increased 35%, or $49 million, to $190 million for the three months and increased 29% or $84 million, to $370 million for the six months ended June 30, 2003, compared to the same periods in the prior year as follows:

	Three Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003

	(amounts in millions)
Commercial revenue increases (as noted above)	$49	$87
Decreases in health care services and other expenses as a result of net HMO and PPO membership decreases, primarily in California and Texas	141	286
Increases in health care services and other expenses as a result of health care cost trends and increases in capitation expense tied to premium rate increases	(141)	(289)

Increase over the comparable period of the prior year	$49	$84

Senior Margin. Our senior margin increased 21%, or $39 million, to $220 million for the three months and increased 26%, or $89 million, to $428 million for the six months ended June 30, 2003, compared to the same periods in the prior year as follows:

	Three Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003

	(amounts in millions)
Senior revenue decreases (as noted above)	$(122)	$(300)
Decreases in health care services and other expenses as a result of net HMO and Medicare Supplement membership decreases, primarily in California and Texas	182	413
Increases in health care services and other expenses as a result of benefit adjustments and health care cost trends	(21)	(24)

Increase over the comparable period of the prior year	$39	$89

Specialty and Other Margin. Our specialty and other margin decreased 8%, or $5 million, to $55 million for the three months ended June 30, 2003, and decreased 5% or $6 million, to $111 million for the six months ended June 30, 2003. The decrease was primarily driven by the loss of the CalPERS HMO business which was partially offset by an increase in unaffiliated membership in our behavioral health and PBM businesses.

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

In 2002, we calculated our MLR for our commercial and senior products based on total premiums and total health care services expenses as reported on our statement of operations. This resulted in the inclusion of certain health care costs related to the cost of acquiring drugs for our mail service business of our PBM subsidiary within our commercial MLR calculation for which there was no corresponding revenues (the related revenues were included in the other income line). Since this inadvertently had the effect of slightly increasing the MLR of our commercial product, we changed this presentation in order to provide more transparency on the trends affecting the profitability of our insured products. Under our new format, only premium revenues and the related health care and other services expenses are included in the MLR calculations. The 2002 MLR calculations have been recalculated to conform to the 2003 presentation.

The consolidated MLR and its components, unadjusted for any prior period changes in healthcare cost estimates, for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Medical loss ratio:
Consolidated	83.8%	87.5%	84.3%	88.0%
Private — Commercial	84.1%	87.4%	84.5%	87.2%
Private — Senior	72.5%	44.2%	67.8%	52.8%
Private — Consolidated	83.9%	87.0%	84.3%	86.8%
Government — Senior	83.7%	88.0%	84.4%	89.0%
Government — Consolidated	83.7%	88.0%	84.4%	89.0%

Private — Commercial Medical Loss Ratio. Our private — commercial medical loss ratio decreased to 84.1% for the three months ended June 30, 2003 compared to 87.4% for the same period in 2002 and decreased to 84.5% for the six months ended June 30, 2003 compared to 87.2% in the same period in the prior year. For the three and six months ended June 30, 2003 the decrease was driven by a 20% increase in HMO and PPO premium revenue, offset by a 16% increase in HMO and PPO health care services and other expenses.

Private — Senior Medical Loss Ratio. Our private — senior medical loss ratio increased to 72.5% for the three months ended June 30, 2003 compared to 44.2% for the same period in 2002 and increased to 67.8% for the six months ended June 30, 2003 compared to 52.8% in the same period in the prior year. The increase in this ratio was primarily driven by an increase in health care services and other expenses of 63% and 26% for the three and six months ended June 30, 2003 compared to the same periods in the prior year, respectively.

Government — Senior Medical Loss Ratio. Our government — senior medical loss ratio decreased to 83.7% for the three months ended June 30, 2003 compared to 88.0% for the same period in 2002 and decreased to 84.4% for the six months ended June 30, 2003 compared to 89.0% in the same period in the prior year. For the three months ended June 30, 2003, the decrease was primarily driven by an 8% increase in premium revenue, offset partially by a 3% increase in health care services and other expenses. For the six months ended June 30, 2003, the decrease was primarily driven by a 7% increase in premium revenue, offset partially by a 2% increase in health care services and other expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $31 million to $346 million for the three months ended June 30, 2003, from $315 million for the three months ended June 30, 2002. Selling, general and administrative expenses increased $46 million to $677 million for the six months ended June 30, 2003, from $631 million for the six months ended June 30, 2002. For both periods, selling, general and administrative expenses increased primarily due to spending for new product development and marketing costs, increased accruals for performance-based incentive compensation and our expensing of stock-based compensation. For the three and six months ended June 30, 2003, selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income) increased compared to the same period in the prior year primarily due to the $54 million decline in operating revenue (excluding net investment income) for the three months and $180 million decline in operating revenue (excluding net investment income) for the six months ended June 30, 2003.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income)	12.7%	11.4%	12.5%	11.2%

Interest Expense. Interest expense increased 8% or $1 million to $20 million for the three months ended June 30, 2003, from $19 million for the same period in the prior year, and increased 14% or $5 million to $40 million for the six months ended June 30, 2003, from $35 million for the same period in the prior year. The increase was primarily due to our sale of $500 million in aggregate principal amount of 10 3/4% senior notes in May 2002, which carried a higher annual interest rate than the debt we repaid using the proceeds of that offering, and our write-off of unamortized loan fees in the second quarter of 2003.

Provision for Income Taxes. The effective income tax rate was 38.0% and 37.7% for the three months and six months ended June 30, 2003, respectively, compared with 37.3% for both the three and six months ended June 30, 2002.

We have revised our year-to-date effective tax rate to 37.7% for the six months ended June 30, 2003 due to an increase in our projected 2003 earnings. The provision for income taxes for the three months ended June 30, 2003 of 38.0% included an adjustment to reflect the change in the effective tax rate for the year.

Liquidity and Capital Resources

Operating Cash Flows. Our consolidated cash, equivalents and marketable securities at June 30, 2003 was comparable to December 31, 2002.

Cash flows provided by operations, excluding the impact of unearned premium revenue, were $209 million during the six months ended June 30, 2003 compared to cash flows used in operations, excluding the impact of unearned premium revenue, of $91 million during the six months ended June 30, 2002. The increase was primarily related to our net income for the six months ended June 30, 2003 and the changes in assets and liabilities as discussed below in “Other Balance Sheet Explanations.”

Investing Activities. For the six months ended June 30, 2003, investing activities used $107 million of cash, which was comparable to the same period in 2002.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, includes administrative simplification provisions directed at standardizing transactions and codes and seeking protections for confidentiality and security of patient data. We continue to evaluate the future work and costs that will be required to meet HIPAA requirements and mandated compliance timeframes. We incurred $16 million in 2002 for HIPAA compliance costs and estimate we will incur $21 million in 2003.

Financing Activities. For the six months ended June 30, 2003, financing activities provided $3 million of cash, compared to $52 million used during the six months ended June 30, 2002. The changes were as follows:

•	We paid $151 million on our previous senior credit facility and received $150 million of proceeds from our new syndicated facility with JPMorgan Chase Bank.

•	We received $13 million from the issuance of common stock for the six months ended June 30, 2003 in connection with our Employee Stock Purchase Plan and exercises of employee stock options with no comparable activity during the same period in 2002.

•	We paid $7 million in loan fees in connection with the replacement of our senior credit facility during the six months ended June 30, 2003. During the same period in 2002, we paid $33 million in loan fees, including $20 million in connection with the 10 3/4% senior notes offering and $13 million in connection with the amendment to the previous senior credit facility.

•	We paid $2 million on our software financing agreement during the six months ended June 30, 2003 with no comparable activity during the same period in 2002.

We have $135 million in aggregate principal amount of 3% convertible subordinated debentures due in 2032. The debentures are convertible into common stock under certain conditions, including satisfaction of a market price condition for our common stock, satisfaction of a trading price condition relating to the debentures, upon notice of redemption, or upon specified corporate transactions. Each $1,000 of the debentures is convertible into 23.8095 shares of our common stock. The market price condition for conversion of the debentures is satisfied if the closing sale price of our common stock exceeds 110% of the conversion price (which is calculated at $46.20 per share) for the debentures for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of any fiscal quarter. In the event that the market price condition is satisfied during any fiscal quarter, the debentures are convertible, at the option of the holder, during the following fiscal quarter. The market price condition is evaluated each quarter to determine whether the debentures will be convertible (at the option of the holder) during the following fiscal quarter. The market price condition was not satisfied during our fiscal quarter ended June 30, 2003 and the debentures are not currently convertible based on satisfaction of the market price condition.

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

In April 2003, we entered into an interest rate swap on $300 million of our 10 3/4% senior notes for the purpose of hedging the fair value of our indebtedness. This fair value hedge is accounted for using the short-cut method under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the hedge is reported in our balance sheets at fair value, and the carrying value of the long-term debt is adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Changes in the fair value of the hedge and the long-term debt are reflected in our statements of operations. Under the terms of the agreement, we make interest payments based on the three-month London Interbank Offered Rate (LIBOR) plus 692 basis points and receive interest payments based on the 10 3/4% fixed rate. The three-month LIBOR rate we use to determine our interest payments under the swap agreement was first established on June 2, 2003 and resets every three months thereafter, until expiration in June 2009. In June 2003, we replaced our senior credit facility with a new syndicated facility with JPMorgan Chase Bank serving as the Administrative Agent. The new facility consists of a $150 million term loan, which matures on June 3, 2008 and a $150 million revolving line of credit, which matures on June 3, 2006. We used the proceeds from the term loan to repay the $131 million outstanding under the prior facility. The remaining $19 million was used to pay fees and expenses relating to the new facility and for general corporate purposes. As of June 30, 2003, we had $150 million outstanding on the term loan and no balance outstanding on the revolving line of credit. We borrowed and repaid $3 million in June 2003.

The new senior credit facility provides for interest rates per annum applicable to term loan borrowings that are, at our option, either JPMorgan Chase Bank’s prime rate (or, if greater, the Federal Funds Rate plus 0.5%), which we refer to as the alternate base rate, plus a margin of 2.5% per annum, or the LIBOR for the applicable interest period plus a margin of 3.5% per annum. All our borrowings under the term loan are currently LIBOR borrowings. The interest rates per annum under the new senior credit facility applicable to revolving credit borrowings are, at our option, either the alternate base rate plus a margin spread of between 1.5% to 2.75% per annum, or the LIBOR for the applicable interest period plus a margin spread of between 2.5% to 3.75% per annum, with the amount of the margin for any borrowing being determined based on current credit ratings for the debt under the new senior credit facility. Our current margins for revolving credit borrowings are 2.25% per annum for alternate base rate borrowings and 3.25% per annum for LIBOR borrowings.

The terms of the new senior credit facility contain various covenants customary for financings of this type which place restrictions on our and/or our subsidiaries’ ability to incur debt, pay dividends, create liens, make investments, optionally repay, redeem or repurchase our securities, and enter into mergers, dispositions and transactions with affiliates. The new senior credit facility also requires us to meet various financial ratios, including a minimum net worth requirement, a minimum fixed-charge coverage requirement and a maximum leverage ratio. At June 30, 2003, we were in compliance with all of these covenants. Certain of our domestic, unregulated subsidiaries provide guarantees and have granted security interests to the lenders in substantially all of their personal property in order to secure our obligations under the senior credit facility. We have also pledged the equity of certain of our subsidiaries to the lenders.

We had $43 million in senior notes outstanding as of June 30, 2003 that we assumed when we acquired FHP International Corporation, or FHP, in 1997. These notes mature on September 15, 2003, and bear interest at 7% payable semiannually. In connection with our 10 3/4% senior notes offering in 2002,

$85 million of the net proceeds was used to fund a restricted cash collateral account that has been and will be used, subject to our being in compliance with the senior credit facility, to repurchase or repay the FHP senior notes prior to or on their stated maturity date. As of June 30, 2003, we had used $42 million of the restricted cash collateral account to purchase and permanently retire FHP senior notes. The FHP senior notes share in the collateral securing our obligations under our senior credit facility.

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

In July 2003, our debt was rated below investment grade by the major credit rating agencies as follows:

Convertible
		Senior Credit	10 3/4%	Subordinated
Agency	Outlook	Facility	Senior Notes	Debentures

Moody’s	Stable	B1	B2	B3
Standard & Poor’s	Stable	BB-	B+	B
Fitch IBCA	Stable	BB	BB-	B+

Consequently, if we seek to raise funds in capital markets transactions, our ability to do so will be limited to issuing additional non-investment grade debt or issuing equity and/or equity-linked instruments.

In December 2001, we entered into an equity commitment arrangement with Acqua Wellington North American Equities Fund Ltd., or Acqua Wellington, an institutional investor, for the purchase by Acqua Wellington of up to 6.9 million shares or $150 million in our common stock. This equity commitment arrangement expired in June 2003.

We expect to fund our working capital requirements and capital expenditures during the next twelve months from our cash flow from operations. We have taken a number of steps to increase our internally generated cash flow, including increasing premiums, increasing our marketing of specialty product lines, introducing new products to generate new revenue sources and reducing our expenses by, among other things, exiting from unprofitable markets and cost savings initiatives. If our cash flow is less than we expect due to one or more of the risk factors described in “Cautionary Statements,” or our cash flow requirements increase for reasons we do not currently foresee, then we may need to draw down available funds on our revolving line of credit which matures in June 2006 or issue additional debt or equity securities. A failure to comply with any covenant in the senior credit facility could make funds under our revolving line of credit unavailable. We also may be required to take additional actions to reduce our cash flow requirements, including the deferral of planned investments aimed at reducing our selling, general and administrative expenses. The deferral or cancellation of any investments could have a material adverse impact on our ability to meet our short-term business objectives.

Other Balance Sheet Change Explanations

Receivables, Net. Receivables, net as of June 30, 2003, increased $19 million from December 31, 2002 primarily due to commercial premium rate increases, partially offset by decreases in commercial membership.

Medical Claims and Benefits Payable. The majority of our medical claims and benefits payable represent liabilities related to our risk-based contracts. Under risk-based contracts, claims are payable once incurred and cash disbursements are made to health care providers for services provided to members after the related claim has been submitted and adjudicated. Under capitated contracts, health care providers are prepaid on a fixed-fee per-member per-month basis, regardless of the services provided to members. The liabilities that arise for capitated contracts relate to timing issues primarily due to membership changes that may occur. As of June 30, 2003, approximately 78% of medical claims and benefits payable was attributable to risk-based contracts.

Medical claims and benefits payable as of June 30, 2003 increased $15 million from the balance as of December 31, 2002, primarily due to an increase in commercial risk membership and an increase in health care costs per risk member, partially offset by more rapid processing of claims.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities increased $26 million from December 31, 2002, primarily due to an increase of $27 million related to the timing of payments of trade accounts payable and other accruals and an increase of $24 million in accrued taxes, which was offset by a decrease of $17 million in accrued compensation and a decrease of $8 million in Office of Personnel Management or, OPM, reserves.

Stockholders’ Equity. The decrease in treasury stock and increase in additional paid-in capital from December 31, 2002 were primarily due to the reissuance of approximately 48,000 shares of treasury stock in connection with our employee benefit plans during the first half of 2003, and the 709,000 shares of restricted common stock that we granted as part of an employee recognition and retention program during the first half of 2003.

Adoption of New Accounting Policy — Stock-Based Compensation

For the six months ended June 30, 2003, we recognized approximately $3 million, net of tax, of compensation expense related to stock-based employee and director compensation. Prior to 2003, we accounted for our stock-based employee and director compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Stock-based employee and director compensation cost was not reflected in the June 30, 2002 net loss, because all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, on a prospective basis for all employee and director awards granted, modified, or settled after January 1, 2003. Awards typically vest over four years. Therefore, the cost related to stock-based employee and director compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards granted, modified or settled since October 1, 1995. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

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

For further discussion of risk factors associated with these accounting estimates, read “Cautionary Statements” below.

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

Risks Relating to Us and Our Industry

Our profitability will depend in part on accurately pricing our products and predicting health care costs and on our ability to control future health care costs.

Our profitability depends in part on our ability to price our products accurately, predict our health care costs and control future health care costs through underwriting criteria, medical and disease management programs, product design and negotiation of favorable provider and hospital contracts. We use our underwriting systems to establish and assess premium rates based on accumulated actuarial data, with adjustments for factors such as claims experience and hospital and physician contract changes. We may be less able to accurately price our new products than our other products because of our relative lack of experience and accumulated data for our new products. Premiums on our commercial products are generally fixed for one year periods. Each of our subsidiaries that offers Medicare+Choice products must submit adjusted community rate proposals, generally by county or service area, to CMS in early September for each Medicare+Choice product that will be offered in a subsequent year. As a result, increases in the costs of health care services in excess of the estimated future health care costs reflected in the premiums or the adjusted community rate proposals generally cannot be recovered in the applicable contract year through higher premiums or benefit designs.

Our actual health care costs may exceed our estimates reflected in premiums and adjusted community rates due to various factors, including increased utilization of medical facilities and services, including prescription drugs, changes in demographic characteristics, the regulatory environment, changes in health care practices, medical cost inflation, new treatment and technologies, continued consolidation of physician, hospital and other provider groups, termination of capitation arrangements resulting in transfer of membership to risk based arrangements and contractual disputes with providers. Our failure to adequately price our products or predict and control health care costs may result in a material adverse effect on our financial condition, results of operations or cash flows.

If we fail to implement successfully our strategic initiatives, our revenues could decline and our results of operations could be adversely affected.

Our performance depends in part upon our ability to implement our business strategy of expanding our product portfolio and becoming a full service managed care company, reducing our participation in the

Medicare+Choice program, and ultimately evolving into a consumer health services company. In 2002, we experienced a decline in revenue from our reduced participation in Medicare+Choice and a loss of unprofitable commercial membership. We are seeking to replace revenue and increase our commercial business through a number of new product initiatives. Our revenues could decline if we lose membership, fail to increase membership in targeted markets or fail to gain market acceptance for new products for any reason, including:

•	the effect of premium increases, benefit changes and member-paid supplemental premiums and copayments on the retention of existing members and the enrollment of new members;

•	the member’s assessment of our benefits, quality of service, our ease of use and our network stability for members in comparison to competing health plans;

•	our exit from or limitations on enrollment in selected service areas, including Medicare+Choice markets or commercial markets;

•	reductions in work force by existing customers and/or reductions in benefits purchased by existing customers; and

•	negative publicity and news coverage about us or litigation or threats of litigation against us.

Our operating results could be adversely affected if our actual health care claims exceed our reserves or our liability for unpaid claims of insolvent providers under capitation agreements exceeds our insolvency reserves.

We estimate the amount of our reserves for submitted claims and claims that have been incurred but not yet reported or IBNR claims primarily using standard actuarial methodologies based upon historical data. The estimates for submitted claims and IBNR claims liabilities are made on an accrual basis, are continually reviewed and are adjusted in current operations as required. Given the uncertainties inherent in such estimates, the reserves could materially understate or overstate our actual liability for claims and benefits payable. Any increases to these prior estimates could adversely affect our results of operations in future periods.

Our capitated providers could become insolvent and expose us to unanticipated expenses. We maintain insolvency reserves that include estimates for potentially insolvent providers, where conditions indicate claims are not being paid or have slowed considerably. Depending on states’ laws, we may be held liable for unpaid health care claims that were previously the responsibility of the capitated provider and for which we have already paid capitation. We may also incur additional health care costs in the event of provider instability that causes us to replace a provider at less cost effective rates to continue providing health care services to our members.

To reduce insolvency risk, we have developed contingency plans that include shifting members to other providers and reviewing operational and financial plans to monitor and maximize financial and network stability. As capitation contracts are renewed for providers we have also taken steps, where feasible, to have security reserves established for insolvency issues. Security reserves are most frequently in the forms of letters of credit or segregated funds that are held in the provider’s name in a third party financial institution. The reserves may be used to pay claims that are the financial responsibility of the provider. These security reserves may not be adequate to cover claims that are the financial responsibility of the provider.

A disruption in our health care provider network could have an adverse effect on our ability to market our products and our profitability.

Our profitability is dependent in part upon our ability to contract with health care providers on favorable terms. In any particular market, health care providers could refuse to contract with us, demand higher payments or take other actions that could result in higher health care costs or our difficulty in meeting regulatory or accreditation requirements. In some markets, health care providers may have significant market positions or may be the only available health care provider. If health care providers refuse to contract with us, use their market position to negotiate favorable contracts, or place us at a competitive disadvantage, then our ability to market products or to be profitable in those markets could be adversely affected. Our provider networks could also be disrupted by the financial insolvency of large provider groups. Any disruption in our provider network could result in a loss of membership or higher health care costs.

We may be exposed to liability or fail to estimate IBNR accurately if we cannot process our increased volume of claims accurately and timely.

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

Overall, prescription drug costs have been rising for the past few years. The increases are due to the introduction of new drugs that treat new conditions or have fewer side effects, new medications costing significantly more than existing drugs, direct consumer advertising by the pharmaceutical industry creating consumer demand for particular brand drugs, patients seeking medications to address lifestyle changes, higher prescribed doses of medications and enhanced pharmacy benefits for members such as reduced copayments and higher benefit maximums. We may be unable to predict these costs when establishing our premiums or completely manage these costs, which could adversely impact our profitability.

Increases in our selling, general and administrative expenses could harm our profitability.

Our selling, general and administrative expenses have been rising due in part to our continued investment in strategic initiatives and could increase more than we anticipate as a result of a number of factors, which could adversely impact our profitability. These factors include:

•	our need for additional investments in PBM expansion, branding and advertising campaigns, medical management, underwriting and actuarial resources and technology;

•	our need for additional investments in information technology projects, including consolidation of our existing systems that manage membership, eligibility, capitation, claims processing and payment information and other important information;

•	our need for increased claims administration, personnel and systems;

•	our greater emphasis on small group and individual health insurance products, which may result in an increase in the broker commissions we pay;

•	the necessity to comply with regulatory requirements, including HIPAA;

•	the success or lack of success of our marketing and sales plans to attract new customers, and create customer acceptance for new products;

•	our ability to estimate costs for our self-insured retention for medical malpractice claims; and

•	our ability to estimate legal expenses and settlements associated with litigation that has been or could be brought against us.

In addition, our selling, general and administrative expenses as a percentage of our revenue could increase due to changes in our product mix among commercial, senior and specialty products and unexpected declines in our revenue, and could be adversely affected if we exit Medicare+Choice or commercial markets without replacing our revenue from those markets with revenue from other sources, such as our new Medicare Supplement product offerings. If we do not generate expected cash flow from operations, we could be forced to postpone or cancel some of these planned investments, which would adversely affect our ability to meet our short term strategic plan.

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

We are subject to class action lawsuits that could result in material liabilities to us or cause us to incur material costs, to change our operating procedures or comply with increased regulatory requirements.

Health care providers and members are currently attacking practices of the HMO industry through a number of lawsuits brought against us and other HMOs, including In re Managed Care. The class action lawsuits brought by health care providers allege that HMOs’ claims processing systems automatically and impermissibly alter codes included on providers’ reimbursement/claims forms to reduce the amount of reimbursement, and that HMOs impose unfair contracting terms on health care providers, impermissibly delay making capitated payments under their capitated contracts, and negotiate capitation payments that are inadequate to cover the costs of health care services provided.

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

We are, in the ordinary course of business, subject to the claims of our members arising out of decisions to deny or restrict reimbursement for services, including medical malpractice claims related to our taking a more active role in managing the cost of medical care. The loss of even one of these claims, if it results in a significant punitive damage award, could have a material adverse effect on our business. In addition, our exposure to potential liability under punitive damage theories may significantly decrease our ability to settle these claims on reasonable terms. We maintain general liability, property, excess managed care errors and omissions and medical malpractice insurance coverage. We are at risk for our self-insured retention on these claims, and are substantially self-insured for errors and omissions and medical malpractice claims through a combination of retention and through premiums we pay to a captive insurance carrier. Coverages typically include varying and increasing levels of self-insured retention or deductibles that increase our risk of loss.

As a government contractor, we are exposed to risks that could materially affect our revenue or profitability from our Medicare+Choice products or our willingness to participate in the Medicare program.

The Medicare program has accounted for more than 50% of our total revenue in each year since 1998. CMS regulates the benefits provided, premiums paid, quality assurance procedures, marketing and advertising for our Medicare+Choice products. CMS may terminate our Medicare+Choice contracts or elect not to renew those contracts when those contracts come up for renewal every 12 months. We face the risk of reduced or insufficient government reimbursement and the need to continue to exit unprofitable markets. The loss of Medicare contracts or changes in the regulatory requirements governing the Medicare+Choice program or the program itself could have a material adverse effect on our financial position, results of operations or cash flows.

We compete in highly competitive markets and our inability to compete effectively for any reason in any of those markets could adversely affect our profitability.

We operate in highly competitive markets. Consolidation of acute care hospitals and continuing consolidation of insurance carriers, other HMOs, employer self-funded programs and PPOs, some of which have substantially larger enrollments or greater financial resources than ours, has created competition for hospitals, physicians and members, impacting profitability and the ability to influence medical management. The cost of providing benefits is in many instances the controlling factor in obtaining and retaining employer groups as clients and some of our competitors have set premium rates at levels below our rates for comparable products. We anticipate that premium pricing will continue to be highly competitive. In addition, PBM companies have continued to consolidate, competing with our PBM, Prescription Solutions. Many PBMs possess greater financial, marketing and other resources than we possess. If we are unable to compete effectively in any of our markets, our business may be adversely affected.

Our business activities are highly regulated and new and proposed government regulation or legislative reforms could increase our cost of doing business, reduce our membership or subject us to additional litigation.

Our health plans are subject to substantial federal and state government regulations, including those relating to:

•	maintenance of minimum net worth or risk based capital;

•	licensing requirements;

•	approval of policy language and benefits;

•	mandated benefits and administrative processes;

•	Employment Retirement Income Security Act of 1974, or ERISA, claims and appeals review procedures for employer-sponsored and self-insured plans;

•	provider compensation arrangements;

•	member disclosure;

•	periodic audits and investigations by state and federal agencies;

•	restrictions on some investment activities; and

•	restrictions on our subsidiaries’ ability to make dividend payments, loans, loan repayments or other payments to us.

The laws and regulations governing our business and interpretations of these laws and regulations are subject to frequent change. In recent years, significant federal and state laws have been enacted that have increased our cost of doing business, exposed us to increased liability and had other adverse effects on our business. State and federal governments are continually considering changes to the laws and regulations regulating our industry, and are currently considering laws and regulations relating to:

•	increasing minimum capital or risk based capital requirements;

•	mandating benefits and products;

•	restricting a health plan’s ability to limit coverage to medically necessary care;

•	reducing the reimbursement or payment levels for government funded programs;

•	imposing voluntary guidelines for pharmaceutical manufacturers that would cause pharmaceutical companies to restructure the financial terms of their business arrangements with PBMs, HMOs or other health plans;

•	patients’ bill of rights legislation at the state level that would hold HMOs liable for medical malpractice;

•	limiting a health plan’s ability to capitate physicians and hospitals or delegate financial risk, utilization review, quality assurance or other medical decisions to our contracting physicians and hospitals;

•	restricting a health plan’s ability to select and terminate providers in our networks;

•	allowing independent physicians to collectively bargain with health plans on a number of issues, including financial compensation;

•	adding further restrictions and administrative requirements on the use, retention, transmission, processing, protection and disclosure of personally identifiable health information; and

•	tightening time periods for the timely payment and administration of health care claims and imposing stiff financial and other penalties for non-compliance.

All of these proposals could apply to us and could increase our health care costs, decrease our membership or otherwise adversely affect our revenue and our profitability.

Our investment portfolio is subject to economic and market conditions as well as regulation that may adversely affect the performance of the portfolio.

The market value of our investments fluctuates depending upon economic and market conditions. The investment income we earn has been negatively impacted by the lower interest rates prevailing in United States financial markets. In periods of declining interest rates, bond calls and mortgage loan prepayments generally increase, resulting in the reinvestment of these funds at the then lower market rates. Our regulated subsidiaries are also subject to state laws and regulations that require diversification of our investment portfolio and limit the amount of investments we can make in riskier investments that could generate higher returns. In some cases, these laws could require the sale of investments in our portfolio. We cannot be certain that our investment portfolio will produce positive returns in future periods or that we will not sell investments at prices that are less than the carrying value of these investments.

We have a significant amount of indebtedness and may incur additional indebtedness in the future, which could adversely affect our operations.

We have substantial indebtedness outstanding and have available borrowing capacity under our senior credit facility of up to $150 million. We may also incur additional indebtedness in the future.

Our significant indebtedness poses risks to our business, including the risks that:

•	we could use a substantial portion of our consolidated cash flow from operations to pay principal and interest on our debt, thereby reducing the funds available to fund our strategic initiatives and working capital requirements;

•	insufficient cash flow from operations may force us to sell assets, or seek additional capital, which we may be unable to do at all or on terms favorable to us;

•	our level of indebtedness may make us more vulnerable to economic or industry downturns; and

•	our debt service obligations increase our vulnerabilities to competitive pressures, because many of our competitors are less leveraged than we are.

Our senior credit facility and our 10 3/4% senior notes contain restrictive covenants that may limit our ability to expand or pursue our business strategy.

Our senior credit facility and our 10 3/4% senior notes limit, and in some circumstances prohibit, our ability to incur additional indebtedness, pay dividends, make investments or other restricted payments, sell or otherwise dispose of assets, effect a consolidation or merger and engage in other activities.

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

The concentration of our commercial and government senior business in eight Western states and Guam subjects us to risks from economic downturns in this region.

We offer managed care and other health insurance products to employer groups and Medicare beneficiaries primarily in eight Western states and Guam. Due to this concentration of business in a small number of states, we are exposed to potential losses resulting from the risk of an economic downturn in these states and region of the country. If economic conditions deteriorate in any of these states, particularly in California where we have our largest membership, our membership and our margins may decline, which could have a material adverse effect on our business, financial conditions and results of operations.

We could incur unexpected health care and other costs as a result of terrorism or natural disasters.

We cannot predict or prevent the occurrence of bioterrorism or other acts of terrorism or natural disasters, such as earthquakes, which could cause increased and unexpected utilization of health care services. These events could also have adverse effects on general economic conditions in the states where we offer products, the price and availability of products and services we purchase, the availability and morale of our employees, our operations and facilities or the demand for our products. We maintain disaster recovery plans intended to enable us to continue to operate without major disruptions in service following disasters. However, a disaster could severely impair or delay service to our members, cause us to incur significant cost of recovery and cause a loss of members.

Our PBM subsidiary, Prescription Solutions, faces regulatory and other risks associated with the pharmacy benefits management industry that differ from the risks of providing managed care and health insurance products.

Where our PBM acts as a fiduciary under ERISA, it is required to comply with its fiduciary obligations in implementation of formularies, preferred drug listings and therapeutic intervention programs. Our PBM is also subject to federal and state anti-remuneration laws that govern its relationships with pharmaceutical manufacturers. Federal and state legislatures are considering new regulations for the industry that could adversely affect current industry practices, including the receipt of rebates from pharmaceutical companies.

We also conduct business as a mail order pharmacy, which subjects us to extensive federal, state and local regulation, as well as risks inherent in the packaging and distribution of pharmaceuticals and other health care products. Our failure to adhere to regulations could expose our subsidiary to civil and criminal penalties and we face potential claims in connection with claimed errors by our mail order pharmacy.

Our forecasts and other forward-looking statements are based upon various assumptions that are subject to significant uncertainties that may result in our failure to achieve our forecasted results.

From time to time in press releases, conference calls and otherwise, we may publish or make forecasts or other forward-looking statements regarding our future results, including estimated earnings per share and other operating and financial metrics. Our forecasts are based upon various assumptions that are subject to significant uncertainties and any number of them may prove incorrect. Our estimated earnings per share are based in part upon a forecast of our weighted average shares outstanding at the time of our estimate. Our convertible subordinated debentures include a contingent conversion feature that may materially affect our weighted average shares outstanding in any quarter. If the conditions to conversion are satisfied during a quarter, then the debentures are convertible during the next quarter and the underlying shares of common stock into which they are convertible are included in the calculation of our weighted average shares outstanding. If the conditions to conversion are not met, then the underlying shares are excluded from the calculation.

Our achievement of any forecasts depends upon numerous factors, many of which are beyond our control. Consequently, we cannot assure you that our performance will be consistent with management forecasts. Variations from forecasts and other forward-looking statements may be material and adverse.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The principal objective of our asset/ liability management activities is to maximize net investment income, while managing levels of interest rate risk and facilitating our funding needs. Our net investment income and interest expense are subject to the risk of interest rate fluctuations. To mitigate the impact of fluctuations in interest rates, we may use derivative financial instruments, primarily interest rate swaps.

In April 2003, we entered into an interest rate swap on $300 million of our 10 3/4% senior notes for the purpose of hedging the fair value of our indebtedness. This fair value hedge is accounted for using the short-cut method under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the hedge is reported in our balance sheets at fair value, and the carrying value of the long-term debt is adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Changes in the fair value of the hedge and the long-term debt are reflected in our statements of operations. Under the terms of the agreement, we make interest payments based on the three-month London Interbank Offered Rate (LIBOR) plus 692 basis points and receive interest payments based on the 10 3/4% fixed rate. The three-month LIBOR rate we use to determine our interest payments under the swap agreement was first established on June 2, 2003 and resets every three months thereafter, until expiration in June 2009.

Item 4: Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer, or CEO, and chief financial officer, or CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2003.

An evaluation was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal controls over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. That evaluation did not identify any change in our internal controls over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

See Note 7 of the Notes to Condensed Consolidated Financial Statements.

Item 2: Changes In Securities/Recent Sales of Unregistered Securities

None

Item 3: Defaults Upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 12, 2003. On April 18, 2003, the record date for our annual meeting, there were 36,954,000 shares of common stock outstanding and entitled to vote. The following is a brief description of each matter voted on at the meeting and a statement of the number of votes cast with respect to each matter.

(1)	The stockholders approved the election of the nominees to PacifiCare’s Board of Directors.

Director	For	Withhold Authority

Gary L. Leary	31,927,398	746,640
Dominic Ng	32,207,330	466,708
Warren E. Pinckert II	31,781,857	892,181
David A. Reed	31,310,948	1,363,090
Bradley C. Call	31,998,247	675,791
Shirley S. Chater, Ph.D.	32,186,803	487,235
Terry O. Hartshorn	30,983,489	1,690,549
Sanford M. Litvack	23,892,175	8,781,863
Howard G. Phanstiel	32,186,484	487,554
Charles R. Rinehart	32,209,441	464,597
Lloyd E. Ross	30,966,541	1,707,497

(2)	The stockholders approved amendments to our certificate of incorporation to declassify our Board of Directors and make other related changes and to modify the limitation on personal liability of our directors.

For	Against	Abstain	Broker Non-Vote

31,963,672	624,673	85,693	—

(3)	The stockholders approved an amendment and restatement of our 1996 Management Incentive Compensation Plan.

For	Against	Abstain	Broker Non-Vote

30,004,596	2,524,120	145,322	—

(4)	The stockholders ratified the selection of our independent auditors for 2003.

For	Against	Abstain	Broker Non-Vote

31,300,129	1,338,298	35,611	—

Item 5: Other Information

None.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits

3.01		Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-3 (File No. 333-83069)).
3.02		Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K, dated November 19, 1999).
*3	.03	Amendment to Amended and Restated Certificate of Incorporation of Registrant, a copy of which is filed herewith.
3.04		Bylaws of Registrant (incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form S-3 (File No. 333-83069)).
3.05		Amendment to Bylaws of Registrant (incorporated by reference to Exhibit 3.03 to Registrant’s Form 10-K for the year ended December 31, 2001).
3.06		Fourth Amendment to Bylaws of Registrant (incorporated by reference to Exhibit 3.04 to Registrant’s Form 10-K for the year ended December 31, 2002).
4.01		Form of Specimen Certificate For Registrant’s Common Stock (incorporated by reference to Exhibit 4.02 to Registrant’s Form 10-K for the year ended December 31, 1999).
4.02		First Supplemental Indenture, dated as of February 14, 1997, by and among the Registrant, FHP International Corporation and The Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 4.01 to Registrant’s Form 10-Q for the quarter ended March 31, 1997).
4.03		Indenture, dated as of November 22, 2002, between Registrant and U.S. Bank National Association (as Trustee) (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-3 (File No. 333-102909)).
4.04		Registration Rights Agreement, dated as of November 22, 2002, between the Registrant and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-3 (File No. 333-102909)).
4.05		Indenture dated as of May 21, 2002 among PacifiCare Health Systems, Inc. as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc. and SeniorCo, Inc., as initial subsidiary guarantors, and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).
4.06		Registration Rights Agreement dated May 21, 2002 by and among PacifiCare Health Systems, Inc., PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc., SeniorCo, Inc., Morgan Stanley & Co. Incorporated, and UBS Warburg LLC (incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).
4.07		Specimen form of Exchange Global Note for the 10 3/4% Senior Notes due 2009 (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704).
4.08		Rights Agreement, dated as of November 19, 1999, between the Registrant and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K, dated November 19, 1999).
10.01		Senior Executive Employment Agreement, dated as of November 1, 2001, between the Registrant and Howard G. Phanstiel (incorporated by reference to Exhibit 10.01 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.02		Senior Executive Employment Agreement, dated as of August 1, 2001, between the Registrant and Gregory W. Scott (incorporated by reference to Exhibit 10.04 to Registrant’s Form 10-K for the year ended December 31, 2001).

10.03		Senior Executive Employment Agreement, dated as of March 1, 2002, between Registrant and Bradford A. Bowlus (incorporated by reference to Exhibit 99.4 to Registrant’s Form 10-Q for the quarter ended March 31, 2002).
10.04		Termination of Consulting Agreement, dated as of September 17, 2002, between the Registrant and David A. Reed (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2002).
10.05		Senior Executive Employment Agreement, dated as of July 22, 2002, between the Registrant and Jacqueline B. Kosecoff, Ph.D. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended September 30, 2002).
10.06		Senior Executive Employment Agreement, dated as of March 30, 2001, between the Registrant and Kathy Feeny (incorporated by reference to Exhibit 10.06 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.07		First Amendment, dated as of March 30, 2001, to Senior Executive Agreement, dated as of March 30, 2001 between Registrant and Kathy Feeny (incorporated by reference to Exhibit 10.07 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.08		Second Amendment, dated as of April 15, 2002, to Senior Executive Agreement, dated as of March 30, 2001, as amended, between Registrant and Kathy Feeny (incorporated by reference to Exhibit 10.08 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.09		Senior Executive Employment Agreement, dated as of January 1, 2002, between the Registrant and Joseph S. Konowiecki (incorporated by reference to Exhibit 10.26 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.10		Senior Executive Employment Agreement, dated as of December 2, 2002, between Registrant and Sharon D. Garrett (incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.11		1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit 10.05 to Registrant’s Form 8-B, dated January 23, 1997).
10.12		First Amendment to 1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit D to Registrant’s Proxy Statement, dated May 25, 1999).
*10	.13	Second Amendment to the 1996 Stock Option Plan for Officers and Key Employees of the Registrant, a copy of which is filed herewith.
10.14		2000 Employee Plan (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-44038)).
*10	.15	First Amendment to the 2000 Employee Plan of the Registrant, a copy of which is filed herewith.
10.16		Amended and Restated 2000 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 1 to Registrant’s Proxy Statement, dated May 18, 2001).
*10	.17	First Amendment to the Amended and Restated 2000 Non-Employee Directors Stock Plan, a copy of which is filed herewith.
10.18		Amended and Restated 1996 Non-Officer Directors Stock Plan (incorporated by reference to Exhibit E to Registrant’s Proxy Statement, dated May 25, 1999).
10.19		First Amendment to Amended and Restated 1996 Non-Officer Directors Stock Option Plan (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-8, (File No. 333-49272)).
10.20		1996 Management Incentive Compensation Plan of the Registrant (incorporated by reference to Exhibit 10.07 to Registrant’s Form 8-B, dated January 23, 1997).
10.21		2003 Management Incentive Compensation Plan of the Registrant (incorporated by reference to Annex B to Registrant’s Proxy Statement, dated May 8, 2003).
10.22		Amended 1997 Premium Priced Stock Option Plan of the Registrant (incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement, dated April 28, 1998).

10.23		First Amendment to Amended 1997 Premium Priced Stock Option Plan, dated as of August 27, 1998 (incorporated by reference to Exhibit 10.12 to Registrant’s Form 10-K for the year ended December 31, 1998).
10.24		Third Amended and Restated PacifiCare Health Systems, Inc. Stock Unit Deferred Compensation Plan, dated January 1, 2002 (incorporated by reference to Exhibit 10.20 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.25		First Amendment, dated as of January 22, 2003, to the Third Amended and Restated PacifiCare Health Systems, Inc. Stock Unit Deferred Compensation Plan, dated January 1, 2002 (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.26		Second Amended and Restated PacifiCare Health Systems, Inc. Non-Qualified Deferred Compensation Plan, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.27		Second Amended and Restated PacifiCare Health Systems, Inc. Statutory Restoration Plan, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.23 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.28		2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 1 to PacifiCare Health Systems Inc.’s Proxy Statement dated May 8, 2002 (File No. 000-21949)).
*10	.29	Form of Contract with Eligible Medicare+Choice Organization and the Centers for Medicare and Medicaid Services for the period January 1, 2002 to December 31, 2002, a copy of which is filed herewith.
10.30		Form of Indemnification Agreement by and between the Registrant and certain of its Directors and Executive Officers (incorporated by reference to Exhibit 10.26 to Registrant’s Form 10-Q for the quarter ended March 31, 2003).
10.31		Information Technology Services Agreement, dated as of December 31, 2001, between the Registrant and International Business Machines Corporation (incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.32		Information Technology Services Agreement, dated as of January 11, 2002, between the Registrant and Keane, Inc. (incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-K for the year ended December 31, 2001).
*10	.33	Credit Agreement, dated as of June 3, 2003, between the Registrant, the Subsidiary Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank as Administrative Agent and Collateral Agent, a copy of which is filed herewith.
10.34		Common Stock Purchase Agreement, dated as of December 4, 2001, by and between the Registrant and Acqua Wellington North American Equities Fund Ltd. (incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-3 (File No. 333-74812)).
10.35		Memorandum of Understanding, dated as of March 21, 2003, by and among the State of Texas, the Office of the Attorney General, the Texas Department of Insurance, including the Texas Insurance Commissioner, and PacifiCare of Texas, Inc. (incorporated by reference to Exhibit 10.35 to Registrant’s Form 10-Q for the quarter ended March 31, 2003).
*10	.36	Definitive Settlement Agreement, dated as of July 23, 2003, by and among the State of Texas, the Office of the Attorney General, the Texas Department of Insurance, including the Texas Insurance Commissioner, and PacifiCare of Texas, Inc., a copy of which is filed herewith.
*15		Letter re: Unaudited Interim Financial Information, a copy of which is filed herewith.
*20		Independent Accountants’ Review Report, a copy of which is filed herewith.
*31	.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
*31	.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*32	.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
*32	.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*	A copy of this exhibit is being filed with this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K.

The following reports on Form 8-K were filed during the quarter ended June 30, 2003:

On April 17, 2003, we filed a Form 8-K that filed a press release wherein we revised our earnings per share guidance for the 2003 first quarter and for the full 2003 year.

On April 30, 2003, we filed a Form 8-K that filed a press release wherein we announced our financial results for the quarter ended March 31, 2003 and our decision to expense stock options and other stock-based compensation.

On May 28, 2003, we filed a Form 8-K that filed a press release wherein we announced that our common stock would move to the New York Stock Exchange on June 6, 2003 under the new symbol “PHS”.

On June 4, 2003, we filed a Form 8-K that filed a press release wherein we announced the closing of our new $300 million senior secured credit facilities, consisting of a $150 million revolver due in 2006 and a $150 million term loan due in 2008.

On June 12, 2003, we filed a Form 8-K disclosing certain information presented by us at an investor conference held on June 5, 2003, along with reconciliations of the differences between certain non-GAAP financial measures presented at the investor conference to the most directly comparable GAAP financial measures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICARE HEALTH SYSTEMS, INC.

(Registrant)

Date: August 8, 2003	By: /s/ GREGORY W. SCOTT Gregory W. Scott Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2003	By:/s/ PETER A. REYNOLDS Peter A. Reynolds Senior Vice President and Corporate Controller (Chief Accounting Officer)

EXHIBIT INDEX

3.01		Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-3 (File No. 333-83069)).
3.02		Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K, dated November 19, 1999).
*3	.03	Amendment to Amended and Restated Certificate of Incorporation of Registrant, a copy of which is filed herewith.
3.04		Bylaws of Registrant (incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form S-3 (File No. 333-83069)).
3.05		Amendment to Bylaws of Registrant (incorporated by reference to Exhibit 3.03 to Registrant’s Form 10-K for the year ended December 31, 2001).
3.06		Fourth Amendment to Bylaws of Registrant (incorporated by reference to Exhibit 3.04 to Registrant’s Form 10-K for the year ended December 31, 2002).
4.01		Form of Specimen Certificate For Registrant’s Common Stock (incorporated by reference to Exhibit 4.02 to Registrant’s Form 10-K for the year ended December 31, 1999).
4.02		First Supplemental Indenture, dated as of February 14, 1997, by and among the Registrant, FHP International Corporation and The Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 4.01 to Registrant’s Form 10-Q for the quarter ended March 31, 1997).
4.03		Indenture, dated as of November 22, 2002, between Registrant and U.S. Bank National Association (as Trustee) (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-3 (File No. 333-102909)).
4.04		Registration Rights Agreement, dated as of November 22, 2002, between the Registrant and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-3 (File No. 333-102909)).
4.05		Indenture dated as of May 21, 2002 among PacifiCare Health Systems, Inc. as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc. and SeniorCo, Inc., as initial subsidiary guarantors, and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).
4.06		Registration Rights Agreement dated May 21, 2002 by and among PacifiCare Health Systems, Inc., PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc., SeniorCo, Inc., Morgan Stanley & Co. Incorporated, and UBS Warburg LLC (incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).
4.07		Specimen form of Exchange Global Note for the 10 3/4% Senior Notes due 2009 (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704).
4.08		Rights Agreement, dated as of November 19, 1999, between the Registrant and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K, dated November 19, 1999).
10.01		Senior Executive Employment Agreement, dated as of November 1, 2001, between the Registrant and Howard G. Phanstiel (incorporated by reference to Exhibit 10.01 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.02		Senior Executive Employment Agreement, dated as of August 1, 2001, between the Registrant and Gregory W. Scott (incorporated by reference to Exhibit 10.04 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.03		Senior Executive Employment Agreement, dated as of March 1, 2002, between Registrant and Bradford A. Bowlus (incorporated by reference to Exhibit 99.4 to Registrant’s Form 10-Q for the quarter ended March 31, 2002).

10.04		Termination of Consulting Agreement, dated as of September 17, 2002, between the Registrant and David A. Reed (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2002).
10.05		Senior Executive Employment Agreement, dated as of July 22, 2002, between the Registrant and Jacqueline B. Kosecoff, Ph.D. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended September 30, 2002).
10.06		Senior Executive Employment Agreement, dated as of March 30, 2001, between the Registrant and Kathy Feeny (incorporated by reference to Exhibit 10.06 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.07		First Amendment, dated as of March 30, 2001, to Senior Executive Agreement, dated as of March 30, 2001 between Registrant and Kathy Feeny (incorporated by reference to Exhibit 10.07 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.08		Second Amendment, dated as of April 15, 2002, to Senior Executive Agreement, dated as of March 30, 2001, as amended, between Registrant and Kathy Feeny (incorporated by reference to Exhibit 10.08 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.09		Senior Executive Employment Agreement, dated as of January 1, 2002, between the Registrant and Joseph S. Konowiecki (incorporated by reference to Exhibit 10.26 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.10		Senior Executive Employment Agreement, dated as of December 2, 2002, between Registrant and Sharon D. Garrett (incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.11		1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit 10.05 to Registrant’s Form 8-B, dated January 23, 1997).
10.12		First Amendment to 1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit D to Registrant’s Proxy Statement, dated May 25, 1999).
*10	.13	Second Amendment to the 1996 Stock Option Plan for Officers and Key Employees of the Registrant, a copy of which is filed herewith.
10.14		2000 Employee Plan (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-44038)).
*10	.15	First Amendment to the 2000 Employee Plan of the Registrant, a copy of which is filed herewith.
10.16		Amended and Restated 2000 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 1 to Registrant’s Proxy Statement, dated May 18, 2001).
*10	.17	First Amendment to the Amended and Restated 2000 Non-Employee Directors Stock Plan, a copy of which is filed herewith.
10.18		Amended and Restated 1996 Non-Officer Directors Stock Plan (incorporated by reference to Exhibit E to Registrant’s Proxy Statement, dated May 25, 1999).
10.19		First Amendment to Amended and Restated 1996 Non-Officer Directors Stock Option Plan (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-8, (File No. 333-49272)).
10.20		1996 Management Incentive Compensation Plan of the Registrant (incorporated by reference to Exhibit 10.07 to Registrant’s Form 8-B, dated January 23, 1997).
10.21		2003 Management Incentive Compensation Plan of the Registrant (incorporated by reference to Annex B to Registrant’s Proxy Statement, dated May 8, 2003).
10.22		Amended 1997 Premium Priced Stock Option Plan of the Registrant (incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement, dated April 28, 1998).
10.23		First Amendment to Amended 1997 Premium Priced Stock Option Plan, dated as of August 27, 1998 (incorporated by reference to Exhibit 10.12 to Registrant’s Form 10-K for the year ended December 31, 1998).

10.24		Third Amended and Restated PacifiCare Health Systems, Inc. Stock Unit Deferred Compensation Plan, dated January 1, 2002 (incorporated by reference to Exhibit 10.20 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.25		First Amendment, dated as of January 22, 2003, to the Third Amended and Restated PacifiCare Health Systems, Inc. Stock Unit Deferred Compensation Plan, dated January 1, 2002 (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.26		Second Amended and Restated PacifiCare Health Systems, Inc. Non-Qualified Deferred Compensation Plan, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.27		Second Amended and Restated PacifiCare Health Systems, Inc. Statutory Restoration Plan, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.23 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.28		2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 1 to PacifiCare Health Systems Inc.’s Proxy Statement dated May 8, 2002 (File No. 000-21949)).
*10	.29	Form of Contract with Eligible Medicare+Choice Organization and the Centers for Medicare and Medicaid Services for the period January 1, 2002 to December 31, 2002, a copy of which is filed herewith.
10.30		Form of Indemnification Agreement by and between the Registrant and certain of its Directors and Executive Officers (incorporated by reference to Exhibit 10.26 to Registrant’s Form 10-Q for the quarter ended March 31, 2003).
10.31		Information Technology Services Agreement, dated as of December 31, 2001, between the Registrant and International Business Machines Corporation (incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.32		Information Technology Services Agreement, dated as of January 11, 2002, between the Registrant and Keane, Inc. (incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-K for the year ended December 31, 2001).
*10	.33	Credit Agreement, dated as of June 3, 2003, between the Registrant, the Subsidiary Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank as Administrative Agent and Collateral Agent, a copy of which is filed herewith.
10.34		Common Stock Purchase Agreement, dated as of December 4, 2001, by and between the Registrant and Acqua Wellington North American Equities Fund Ltd. (incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-3 (File No. 333-74812)).
10.35		Memorandum of Understanding, dated as of March 21, 2003, by and among the State of Texas, the Office of the Attorney General, the Texas Department of Insurance, including the Texas Insurance Commissioner, and PacifiCare of Texas, Inc. (incorporated by reference to Exhibit 10.35 to Registrant’s Form 10-Q for the quarter ended March 31, 2003).
*10	.36	Definitive Settlement Agreement, dated as of July 23, 2003, by and among the State of Texas, the Office of the Attorney General, the Texas Department of Insurance, including the Texas Insurance Commissioner, and PacifiCare of Texas, Inc., a copy of which is filed herewith.
*15		Letter re: Unaudited Interim Financial Information, a copy of which is filed herewith.
*20		Independent Accountants’ Review Report, a copy of which is filed herewith.
*31	.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*31	.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
*32	.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
*32	.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*	A copy of this exhibit is being filed with this Quarterly Report on Form 10-Q.