Form 10-Q
period 2003-09-30
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 2003-11-06
CIK 1027974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to

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

Yes ☑     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

There were approximately 37,976,000 shares of common stock outstanding on October 31, 2003.

PACIFICARE HEALTH SYSTEMS, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1:	Financial Statements

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per-share data)

	September 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$706,859	$951,689
Marketable securities	1,335,199	1,195,517
Receivables, net	290,892	289,900
Prepaid expenses and other current assets	50,429	46,805
Restricted cash collateral for FHP senior notes	—	43,346
Deferred income taxes	109,004	100,758

Total current assets	2,492,383	2,628,015

Property, plant and equipment at cost, net	146,807	161,685
Marketable securities-restricted	168,552	186,189
Goodwill, net	983,104	983,104
Intangible assets, net	226,539	243,016
Other assets	76,092	49,124

	$4,093,477	$4,251,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1,038,300	$1,044,500
Accounts payable and accrued liabilities	482,850	438,642
Unearned premium revenue	61,554	479,552
Current portion of long-term debt	6,232	107,235

Total current liabilities	1,588,936	2,069,929

Long-term debt	652,067	596,961
Convertible subordinated debentures	135,000	135,000
Deferred income taxes	100,862	103,790
Other liabilities	24,729	17,148
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; issued 49,598 in 2003 and 47,709 shares in 2002	496	477
Unearned compensation	(18,578)	(2,000)
Additional paid-in capital	1,625,096	1,560,785
Accumulated other comprehensive income	23,850	21,730
Retained earnings	561,627	350,369
Treasury stock, at cost; 11,657 shares in 2003 and 11,704 shares in 2002	(600,608)	(603,056)

Total stockholders’ equity	1,591,883	1,328,305

	$4,093,477	$4,251,133

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Amounts in thousands, except per-share data)

	Three Months Ended
	September 30,

	2003	2002

Revenue:
Commercial	$1,264,072	$1,201,617
Senior	1,334,318	1,452,814
Specialty and other	127,577	104,492
Net investment income	16,200	20,822

Total operating revenue	2,742,167	2,779,745

Expenses:
Health care services and other:
Commercial	1,056,512	1,052,143
Senior	1,130,124	1,231,019
Specialty and other	66,019	41,883

Total health care services and other	2,252,655	2,325,045

Selling, general and administrative expenses	364,257	364,705

Operating income	125,255	89,995
Interest expense	(16,924)	(20,205)

Income before income taxes	108,331	69,790
Provision for income taxes	40,841	26,031

Net income	$67,490	$43,759

Basic earnings per share	$1.83	$1.23

Diluted earnings per share	$1.72	$1.20

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Amounts in thousands, except per-share data)

	Nine Months Ended
	September 30,

	2003	2002

Revenue:
Commercial	$3,733,378	$3,584,003
Senior	4,059,687	4,478,589
Specialty and other	363,912	307,458
Net investment income	55,019	42,506

Total operating revenue	8,211,996	8,412,556

Expenses:
Health care services and other:
Commercial	3,156,147	3,148,404
Senior	3,427,000	3,917,067
Specialty and other	191,767	127,925

Total health care services and other	6,774,914	7,193,396

Selling, general and administrative expenses	1,041,100	995,348
Impairment, disposition, restructuring, Office of Personnel Management and other charges (credits), net	—	5,485

Operating income	395,982	218,327
Interest expense	(56,884)	(55,351)

Income before income taxes	339,098	162,976
Provision for income taxes	127,840	60,790

Income before cumulative effect of a change in accounting principle	211,258	102,186
Cumulative effect of a change in accounting principle	—	(897,000)

Net income (loss)	$211,258	$(794,814)

Basic earnings (loss) per share:
Income before cumulative effect of a change in accounting principle	$5.79	$2.91
Cumulative effect of a change in accounting principle	—	(25.57)

Basic earnings (loss) per share	$5.79	$(22.66)

Diluted earnings (loss) per share:
Income before cumulative effect of a change in accounting principle	$5.52	$2.91
Cumulative effect of a change in accounting principle	—	(25.57)

Diluted earnings (loss) per share	$5.52	$(22.66)

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30,

	2003	2002

Operating activities:
Net income (loss)	$211,258	$(794,814)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	34,465	38,083
Loss (gain) on disposal of property, plant and equipment	18,345	(1,737)
Amortization of intangible assets	16,477	17,721
Stock-based compensation expense	13,135	466
Deferred income taxes	(12,119)	30,572
Tax benefit realized for stock option exercises	7,708	289
Amortization of capitalized loan fees	6,376	6,623
Amortization of notes receivable from sale of fixed assets	(4,188)	(2,291)
Provision for doubtful accounts	3,479	15,863
Employee benefit plan contributions in treasury stock	1,363	9,586
Amortization of discount on 10 3/4% senior notes	327	109
Cumulative effect of a change in accounting principle	—	897,000
Marketable and other securities impairment for other than temporary declines in value	—	12,543
Impairment, disposition, restructuring, Office of Personnel Management and other credits, net	—	5,485
Adjustment to cash received in purchase transaction	—	17
Changes in assets and liabilities:
Receivables, net	(283)	45,235
Prepaid expenses and other assets	(29,923)	(14,536)
Medical claims and benefits payable	(6,200)	(34,600)
Accounts payable and accrued liabilities:
Payments for Office of Personnel Management settlement, net of amounts received	(10,000)	(54,123)
Other changes in accounts payable and accrued liabilities	66,817	101,733
Unearned premium revenue	(417,998)	(486,871)

Net cash flows used in operating activities	(100,961)	(207,647)

Investing activities:
Purchase of marketable securities, net	(136,617)	(79,128)
Purchase of property, plant and equipment	(37,047)	(42,978)
Sale (purchase) of marketable securities-restricted	17,637	(75,661)
Proceeds from the sale of property, plant and equipment	21	12,412

Net cash flows used in investing activities	(156,006)	(185,355)

Table continued on next page.

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30,

	2003	2002

Financing activities:
Principal payments on senior credit facility	$(150,585)	$(491,784)
Proceeds from senior credit facility	150,000	—
Principal payments on FHP senior notes	(43,250)	(41,750)
Use of restricted cash collateral for payment of FHP senior notes	43,250	—
Proceeds from issuance of common stock	22,966	2,683
Loan fees	(6,949)	(32,539)
Payments on software financing agreement	(3,295)	—
Proceeds from the sale of 10 3/4% senior notes, net of discount	—	497,254
Deposits against letters of credit	—	(23,977)
Proceeds from draw down under equity commitment arrangement	—	8,928

Net cash flows provided by (used in) financing activities	12,137	(81,185)

Net decrease in cash and equivalents	(244,830)	(474,187)
Beginning cash and equivalents	951,689	977,759

Ending cash and equivalents	$706,859	$503,572

Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$95,038	$(15,158)
Interest	$45,760	$36,520
Supplemental schedule of noncash investing and financing activities:
Details of cumulative effect of a change in accounting principle:
Goodwill impairment	$—	$929,436
Less decrease in deferred tax liability	—	(32,436)

Goodwill impairment, net of tax	$—	$897,000

Details of accumulated other comprehensive income:
Change in market value of marketable securities	$3,065	$36,994
Less increase in deferred tax liability	(945)	(13,981)

Change in stockholders’ equity	$2,120	$23,013

Details of assets acquired:
Net book value of assets acquired	$(77)	$(13,637)
Note payable	77	13,637

Cash paid for assets acquired	$—	$—

Treasury stock reissued in exchange for retirement of long-term debt:
Treasury stock	$—	$5,218
Additional paid in capital	—	(2,398)
Long-term debt	—	(3,000)

Gain on retirement of debt	$—	$(180)

Discount on 10 3/4% senior notes	$(2,462)	$(3,055)

Stock-based compensation	$5,028	$1,845

Table continued from previous page.

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(unaudited)

1. Basis of Presentation

PacifiCare Health Systems, Inc. offers managed care and other health insurance products to employer groups and Medicare beneficiaries in eight Western states and Guam. Our commercial and senior medical plans are designed to deliver quality health care and customer service to members cost-effectively. These programs include health maintenance organizations, or HMOs, preferred provider organizations, or PPOs, and Medicare Supplement products. We also offer a variety of specialty managed care products and services that employees can purchase as a supplement to our basic commercial and senior plans or as stand-alone products. These products include pharmacy benefit management, or PBM, services, behavioral health services, group life and health insurance, and dental and vision benefit plans.

Following the rules and regulations of the Securities and Exchange Commission, or SEC, we have omitted footnote disclosures that would substantially duplicate the disclosures contained in our annual audited financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and the notes included in our December 31, 2002 Annual Report on Form 10-K.

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

2. Adoption of New Accounting Policy — Stock-Based Compensation

Prior to 2003, we accounted for our stock-based employee and director compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees,

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003
(unaudited)

and related interpretations. Stock-based employee and director compensation cost was not reflected in the net income (loss) for the three and nine months ended September 30, 2002, because all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, on a prospective basis for all employee and director awards granted, modified or settled on or after January 1, 2003, as provided by FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Awards under our plans typically vest over four years. The cost related to stock-based employee and director compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards granted, modified or settled since October 1, 1995. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the fair value method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(amounts in thousands, except per-share data)
Net income (loss), as reported	$67,490	$43,759	$211,258	$(794,814)
Add stock-based compensation expense included in reported net income (loss), net of related tax effect	2,076	—	5,446	—
Deduct total stock-based compensation expense determined under fair value method for all awards, net of related tax effect	(4,353)	(5,461)	(12,321)	(15,211)

Pro forma net income (loss)	$65,213	$38,298	$204,383	$(810,025)

Earnings (loss) per share:
Basic — as reported	$1.83	$1.23	$5.79	$(22.66)

Basic — pro forma	$1.77	$1.08	$5.60	$(23.10)

Diluted — as reported	$1.72	$1.20	$5.52	$(22.66)

Diluted — pro forma	$1.66	$1.05	$5.34	$(23.10)

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003
(unaudited)

The following table illustrates the components of our stock-based compensation expense for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2003		2002		2003		2002

	Pretax	Net-of-Tax	Pretax	Net-of-Tax	Pretax	Net-of-Tax	Pretax	Net-of-Tax
	Charges	Amount	Charges	Amount	Charges	Amount	Charges	Amount

	(amounts in thousands)
Stock options	$1,564	$935	$—	$—	$5,847	$3,496	$—	$—
Employee Stock Purchase Plan	1,909	1,141	—	—	3,260	1,950	—	—

	3,473	2,076	—	—	9,107	5,446	—	—
Restricted stock(1)	1,413	845	175	105	4,028	2,409	466	279

Total	$4,886	$2,921	$175	$105	$13,135	$7,855	$466	$279

(1)	The recognition and measurement of restricted stock is the same under APB Opinion No. 25 and FASB Statement No. 123. The related expenses for the fair value of restricted stock for the three and nine months ended September 30, 2003 and 2002 were charged to selling, general and administrative expenses and are included in the net income (loss), as reported amounts in the pro forma net income (loss) table above. See Note 4, “Stockholders’ Equity.”

3. Long-Term Debt and Other Commitments

Convertible Subordinated Debentures. We have $135 million in aggregate principal amount of 3% convertible subordinated debentures due in 2032. The debentures are convertible into 3,214,283 shares of common stock under certain conditions, including satisfaction of a market price condition for our common stock, satisfaction of a trading price condition relating to the debentures, upon notice of redemption, or upon specified corporate transactions. Each $1,000 of the debentures is convertible into 23.8095 shares of our common stock. The market price condition for conversion of the debentures is satisfied if the closing sale price of our common stock exceeds 110% of the conversion price (which is calculated at $46.20 per share) for the debentures for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of any fiscal quarter. In the event that the market price condition is satisfied during any fiscal quarter, the debentures are convertible, at the option of the holder, during the following fiscal quarter. The market price condition is evaluated each quarter to determine whether the debentures will be convertible at the option of the holder during the following fiscal quarter. For the quarter ended September 30, 2003, the market price condition described above was satisfied. As a result, the debentures will be convertible at the option of the holder at any time during the quarter ended December 31, 2003. These debentures are considered common stock equivalents and will be included in the calculation of weighted average shares outstanding on a diluted basis for the fourth quarter of 2003.

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

September 30, 2003
(unaudited)

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

Certain of our domestic, unregulated subsidiaries fully and unconditionally guarantee the 10 3/4% senior notes. Prior to September 15, 2003, some of our domestic, unregulated subsidiaries were restricted from guaranteeing the 10 3/4% senior notes by the terms of the FHP senior notes. As the FHP senior notes were repaid in full on September 15, 2003, these subsidiaries now fully and unconditionally guarantee the 10 3/4% senior notes. See “FHP Senior Notes” below and Note 11, “Financial Guarantees.”

In April 2003, we entered into an interest rate swap on $300 million of our 10 3/4% senior notes for the purpose of hedging the fair value of our indebtedness. This fair value hedge is accounted for using the short-cut method under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the hedge is reported in our balance sheets at fair value, and the carrying value of the long-term debt is adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Changes in the fair value of the hedge and the long-term debt are reflected in our statements of operations. Under the terms of the agreement, we make interest payments based on the three-month London Interbank Offered Rate (LIBOR) plus 692 basis points and receive interest payments based on the 10 3/4% fixed rate. Our rate under the swap agreement was 8.07%, at September 30, 2003 which is based on a 90-day LIBOR of 1.15% plus 692 basis points. The three-month LIBOR rate we use to determine our interest payments under the swap agreement was first established on June 2, 2003 and resets every three months thereafter, until expiration in June 2009.

Senior Credit Facility. In June 2003, we replaced our senior credit facility with a new syndicated facility with JPMorgan Chase Bank serving as the Administrative Agent. The new facility consists of a $150 million term loan, which matures on June 3, 2008, and a $150 million revolving line of credit, which matures on June 3, 2006. We used the proceeds from the term loan to repay the $131 million outstanding under the prior facility. The remaining $19 million was used to pay fees and expenses relating to the new facility and for general corporate purposes. As of September 30, 2003, we had $150 million outstanding on the term loan and no balance outstanding on the revolving line of credit. There were no borrowings under the line of credit during the quarter ended September 30, 2003.

The senior credit facility provides for interest rates per annum applicable to term loan borrowings that are, at our option, either JPMorgan Chase Bank’s prime rate (or, if greater, the Federal Funds Rate plus 0.5%), which we refer to as the alternate base rate, plus a margin of 2.5% per annum, or the LIBOR for the applicable interest period plus a margin of 3.5% per annum. All our borrowings under the term loan are currently LIBOR borrowings. Our term loan rate at September 30, 2003 was 4.63%, which is based on a 90-day LIBOR of 1.13% plus our term loan margin of 3.5%. The interest rates per annum under the senior credit facility applicable to revolving credit borrowings are, at our option, either the alternate base rate plus a margin spread of between 1.5% to 2.75% per annum, or the LIBOR for the applicable interest period plus a margin spread of between 2.5% to 3.75% per annum, with the amount of the margin for any borrowing being

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003
(unaudited)

determined based on current credit ratings for the debt under the senior credit facility. Our current margins for revolving credit borrowings are 2.25% per annum for alternate base rate borrowings and 3.25% per annum for LIBOR borrowings.

The terms of the senior credit facility contain various covenants customary for financings of this type which place restrictions on our and/or our subsidiaries’ ability to incur debt, pay dividends, create liens, make investments, optionally repay, redeem or repurchase our securities, and enter into mergers, dispositions and transactions with affiliates. The senior credit facility also requires us to meet various financial ratios, including a minimum net worth requirement, a minimum fixed-charge coverage requirement and a maximum leverage ratio. At September 30, 2003, we were in compliance with all of these covenants. Certain of our domestic, unregulated subsidiaries provide guarantees and have granted security interests to the lenders in substantially all of their personal property in order to secure our obligations under the senior credit facility. We have also pledged the equity of certain of our subsidiaries to the lenders. Prior to September 15, 2003, some of our domestic, unregulated subsidiaries were restricted from guaranteeing the senior credit facility by the terms of the FHP senior notes. As the FHP senior notes were repaid in full on September 15, 2003, these subsidiaries now fully and unconditionally guarantee the senior credit facility.

FHP Senior Notes. In September 2003, we paid in full the senior notes that we assumed when we acquired FHP International Corporation, or FHP, in 1997. As a result, some of our domestic, unregulated subsidiaries which were previously restricted from guaranteeing our 10 3/4% senior notes and our senior credit facility by the provisions of the FHP senior notes, now fully and unconditionally guarantee the 10 3/4% senior notes and the senior credit facility. See Note 11, “Financial Guarantees”.

Database Financing Agreements. As of September 30, 2003, we had $8 million outstanding under various financing agreements related to the purchase of database licenses, financial accounting system software and related maintenance in connection with the implementation of our information technology, or IT, initiatives. Payments under the financing agreements are due quarterly through July 2005. The interest imputed on the payment plan agreement ranges from 4% to 5.3%.

Letters of Credit. Letters of credit are purchased guarantees that assure our performance or payment to third parties in connection with professional liability insurance policies, lease commitments and other potential obligations. Letters of credit commitments totaled $18 million and $7 million at September 30, 2003 and 2002, respectively. As of September 30, 2003, our letters of credit commitments were backed by funds deposited in restricted cash accounts.

Information Technology Outsourcing Contracts. In December 2001, we entered into a 10-year contract to outsource our IT operations to International Business Machines Corporation, or IBM. Under the contract, IBM is the coordinator of our IT outsourcing arrangement, and provides IT services and day-to-day management of our IT infrastructure, including data center operations, support services and information distribution. In January 2002, we entered into a 10-year contract to outsource our IT software applications maintenance and enhancement services to Keane, Inc., or Keane. Our total cash obligations for base fees under these contracts over the 10-year terms will be $1.3 billion. However, because we have the ability to reduce services from the vendors under the contracts, our ultimate cash commitment may be less than the stated contract amounts. The contracts also provide for variable fees, based on services provided above certain contractual baselines. Additionally, in the event of contract termination, we may be responsible to pay termination fees to IBM and Keane. These termination fees decline as each successive year of the contract term is completed.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003
(unaudited)

4. Stockholders’ Equity

Restricted Stock Awards. We granted 14,500 shares of restricted common stock as part of an employee recruitment, recognition and retention program during the three months ended September 30, 2003. No shares were granted for the three months ended September 30, 2002. For the nine months ended September 30, 2003 and 2002, we granted approximately 739,300 and 15,000 shares in connection with the same program, respectively. Restrictions on these shares will expire and related charges are being amortized as earned over the vesting period, not to exceed four years. A total of approximately 27,400 shares were forfeited during the nine months ended September 30, 2003. No shares were forfeited during the nine months ended September 30, 2002.

All shares of restricted stock were issued from our 1996 Officer and Key Employee Stock Option Plan, as amended. The amount of unearned compensation recorded is based on the market value of the shares on the date of issuance and is included as a separate component of stockholders’ equity. These expenses (charged to selling, general and administrative expenses) were $1.4 million and $.2 million for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, the related expenses were $4.0 million and $.5 million, respectively.

Treasury Stock. As of September 30, 2003 and December 31, 2002, we held approximately 12 million shares of treasury stock. During the nine months ended September 30, 2003, we reissued approximately 48,000 shares of treasury stock in connection with our employee benefit plans. Due to changes in our employee benefit plans in February 2003, no shares of treasury stock were issued for the three months ended June 30, 2003 and September 30, 2003.

5. Goodwill and Intangible Assets

In the first quarter of 2002, we recognized $897 million (net of $32 million of deferred tax liability reversals) of goodwill impairment as the cumulative effect of a change in accounting principle upon adopting FASB Statement No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill is no longer amortized, but is subject to impairment tests on an annual basis or more frequently if impairment indicators exist. Under the guidance of FASB Statement No. 142, we used a discounted cash flow methodology to assess the fair values of our reporting units as of January 1, 2002. For reporting units with book equity values that exceeded the fair values, we performed a hypothetical purchase price allocation. Impairment was measured by comparing the goodwill derived from the hypothetical purchase price allocation to the carrying value of the goodwill balance. No goodwill impairment indicators existed for the nine months ended September 30, 2003 and, as a result, impairment testing was not required.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003
(unaudited)

Other intangible assets will continue to be amortized over their useful lives. We estimate our intangible asset amortization will be $22 million in 2003, $20 million in 2004, $16 million in 2005, $15 million in 2006 and $15 million in 2007. The following table sets forth balances of identified intangible assets, by major class, for the periods indicated:

		Accumulated
	Cost	Amortization	Net Balance

	(amounts in thousands)
Intangible assets:
Employer groups	$243,820	$119,515	$124,305
Provider networks	121,051	20,317	100,734
Other	10,729	9,229	1,500

Balance at September 30, 2003	$375,600	$149,061	$226,539

Intangible assets:
Employer groups	$243,820	$105,406	$138,414
Provider networks	121,051	17,986	103,065
Other	10,729	9,192	1,537

Balance at December 31, 2002.	$375,600	$132,584	$243,016

6.	Impairment, Disposition, Restructuring, Office of Personnel Management (“OPM”) and Other (Credits) Charges

We did not recognize any credits or charges during the nine months ended September 30, 2003. For the nine months ended September 30, 2002 we recognized net pretax (credits) charges as follows:

		Pretax		Diluted
	Quarter	(Credits)	Net-of-Tax	Earnings
	Recognized	Charges	Amount	Per Share

	(amounts in millions, except per share data)
2002
OPM credits	Total first	$(12.9)	$(8.1)	$(0.23)

Write off of unamortized senior credit facility and paid advisory fees	Total second	$18.3	$11.4	$0.32

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

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003
(unaudited)

7. Health Care Services and Other Expenses

The following table presents the components of total health care services and other expenses for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,

	2003		2002

	Commercial	Senior	Commercial	Senior

	(amounts in millions)
Capitation expense	$377	$677	$443	$738
All other health care services and other expenses	680	453	609	493

Total health care services and other expenses	$1,057	$1,130	$1,052	$1,231

	Nine Months Ended September 30,

	2003		2002

	Commercial	Senior	Commercial	Senior

	(amounts in millions)
Capitation expense	$1,128	$2,047	$1,363	$2,280
All other health care services and other expenses	2,028	1,380	1,785	1,637

Total health care services and other expenses	$3,156	$3,427	$3,148	$3,917

8. Contingencies

Provider Instability and Insolvency. Our health care services and other expenses include write-offs of certain uncollectible receivables from providers, and the estimated cost of unpaid health care claims normally covered by our capitation payments. Depending on state law, we may be held liable for unpaid health care claims that were previously the responsibility of the capitated provider and for which we have already paid capitation. Insolvency reserves also include estimates for potentially insolvent providers that we have specifically identified, where conditions indicate claims are not being paid or claim payments have slowed considerably, and we have determined that it is probable that we will be required to make the providers’ claim payments. We continue to monitor the financial condition of our providers where there is perceived risk of insolvency and adjust our insolvency reserves as necessary. Information provided by provider groups may be unaudited, self-reported information or may not ultimately be obtained. The balance of our insolvency reserves included in medical claims and benefits payable totaled $40 million at September 30, 2003 and $46 million at December 31, 2002.

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

In Re Managed Care. In mid-2000, various federal actions against managed care companies, including us, were joined in a multi-district litigation that was coordinated for pretrial proceedings in the United States District Court for the Southern District of Florida. This litigation is known as “In re Managed Care Litigation.” Thereafter, Dr. Dennis Breen, Dr. Leonard Klay, Dr. Jeffrey Book and several other health care providers, along with several medical associations, including the California Medical Association, joined the

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003
(unaudited)

“In re Managed Care” proceeding as plaintiffs. These health care providers sued several managed care companies, including us, alleging, among other things, that the companies have systematically underpaid providers for medical services to members, have delayed payments, and that the companies impose unfair contracting terms on providers and negotiate capitation payments that are inadequate to cover the costs of health care services provided.

We sought to compel arbitration of all of Dr. Breen’s, Dr. Book’s and other physician claims against us. The District Court granted our motion to compel arbitration against all of these claims except for claims for violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO (“Direct RICO Claims”), and for their RICO conspiracy and aiding and abetting claims that stem from contractual relationships with other managed care companies. On April 7, 2003, the United States Supreme Court held that the District Court should have compelled arbitration of the Direct RICO Claims filed by Dr. Breen and Dr. Book. On September 15, 2003, the District Court entered another ruling on several of our motions to compel arbitration, ordering arbitration of all claims arising out of our contracts with plaintiffs containing arbitration clauses. The District Court, however, also ruled that (a) plaintiffs’ RICO conspiracy and aiding and abetting claims against us that stem from contractual relationships with other managed care companies and (b) plaintiffs’ claims based on services they provided to our members outside of any contractual relationship with us or assignments from our members do not arise out of our contracts with plaintiffs and thus do not need to be arbitrated. As a result, the order to compel arbitration does not cover any claims that may arise relating to our non-contracted providers. We have filed an appeal from the District Court’s ruling to the extent it did not compel arbitration of all of plaintiffs’ claims, but no oral argument has been scheduled on the appeal yet.

On September 26, 2002, the District Court certified a class action in the “In re Managed Care Litigation.” On November 20, 2002, the United States Court of Appeals for the Eleventh Circuit granted our petition to appeal the class certification by the District Court. Oral argument for this appeal was held on September 11, 2003 and the court has not issued an opinion as of the date of this report. On October 18, 2002, we filed a new motion to dismiss directed at the plaintiffs’ second amended complaint. That motion remains pending. Discovery in this litigation is currently ongoing. We deny all material allegations and intend to defend the action vigorously.

PacifiCare of Texas v. The Texas Department of Insurance and the State of Texas. In November 2001, our Texas subsidiary, PacifiCare of Texas, filed a lawsuit against the Texas Department of Insurance, or TDI, and the State of Texas challenging the TDI’s interpretation and enforcement of state statutes and regulations that would make Texas a “double-pay” state. The lawsuit relates to the financial insolvency of three physician groups that had capitation contracts with PacifiCare of Texas. Under these contracts, the responsibility for claims payments to health care providers was delegated to the contracted physician groups. We made capitation payments to each of these physician groups, but they failed to pay all of the health care providers who provided health care services covered by the capitation payments. On February 11, 2002, after the date we filed our lawsuit, the Attorney General of Texas or AG, on behalf of the State of Texas and the TDI, filed a civil complaint against PacifiCare of Texas in the District Court of Travis County, Texas alleging violations of the Texas Health Maintenance Organization Act, Texas Insurance Code and regulations under the Code and the Texas Deceptive Trade Practices Consumer Protection Act. The AG’s complaint primarily alleges that despite its capitation payments to the physician groups, PacifiCare of Texas is still financially responsible for the failure of the physician groups to pay the health care providers who provided health care services covered by the capitation payments. The AG sought an injunction requiring us to comply with state laws plus unspecified damages, civil penalties and restitution. The AG also claimed that its subsequent lawsuit, not ours, should govern the dispute. In March 2002, we submitted a motion to be recognized as the plaintiff in the lawsuit rather than the AG. In June 2002, the District Court granted this motion. The Texas

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003
(unaudited)

Medical Association, various providers and the bankruptcy trustee for an affiliate of one of the physician groups have intervened in the lawsuit.

On July 23, 2003, without the admission of any wrongdoing, our Texas subsidiary entered into a definitive settlement agreement with the State of Texas, the AG and the TDI. The settlement agreement provides that all pending litigation and related civil investigations will be stayed for up to twelve months from the date of execution of the settlement agreement or such additional period as the parties may mutually agree. While the proceedings are stayed, the parties will seek to settle the provider creditor claims in the remaining outstanding bankruptcies relating to Medical Select Management and Heritage Southwest Medical Group and engage in a review of provider claims of the Heritage Physicians Network, or HPN. We agreed to use our reasonable best efforts to reach settlements in the bankruptcies and resolve the HPN claims by specified dates and agreed to make contributions to fund provider creditor claims in the bankruptcies subject to the process set forth in the definitive settlement agreement.

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

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003
(unaudited)

9. Earnings Per Share

We calculated the denominators for the computation of basic and diluted earnings per share as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(amounts in thousands)
Shares outstanding at the beginning of the period(1)	36,717	35,390	35,891	34,448
Weighted average number of shares issued:
Stock options exercised and treasury stock reissued	208	131	577	620

Denominator for basic earnings per share	36,925	35,521	36,468	35,068
Employee stock options and other dilutive potential common shares(2)(3)	2,285	877	1,775	—

Denominator for diluted earnings per share(3)	39,210	36,398	38,243	35,068

(1)	Excludes 790,000 and 90,000 shares of restricted common stock which have been granted under our stock-based compensation plans but have not fully vested as of September 30, 2003 and 2002, respectively.

(2)	Certain options to purchase common stock were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock for the periods presented. For the three months ended September 30, 2003 and 2002, these weighted options outstanding totaled 1.6 million and 3.3 million shares, respectively, with exercise prices ranging from $24.69 to $114.00 per share. For the nine months ended September 30, 2003 and 2002, these weighted options outstanding totaled 3.0 million and 3.9 million shares, respectively, with exercise prices ranging from $23.07 to $114.00 per share.

(3)	Employee stock options and other dilutive potential common shares for the nine months ended September 30, 2002 were not included in the calculation of diluted earnings per share because they were antidilutive.

As stated in Note 3, “Long-term Debt and Other Commitments,” the convertible subordinated debentures are convertible at the option of the holder during the quarter ending December 31, 2003 as the market price condition was met during the quarter ended September 30, 2003. These debentures are considered common stock equivalents and will be included in the calculation of weighted average shares outstanding on a diluted basis for the fourth quarter of 2003.

10. Comprehensive Income

Comprehensive income represents our net income plus changes in equity, other than those changes resulting from investments by, and distributions to our stockholders. Such changes include unrealized gains or losses on our available-for-sale securities. Our comprehensive income totaled $63 million for the three months ended September 30, 2003 and $213 million, for the nine months ended September 30, 2003. Our comprehensive income totaled $60 million for the three months ended September 30, 2002 and $125 million for the nine months ended September 30, 2002, excluding the cumulative effect of a change in accounting principle of $897 million, net of tax.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003
(unaudited)

11. Financial Guarantees

Certain of our domestic, unregulated subsidiaries, which we refer to as the Initial Guarantor Subsidiaries and certain subsidiaries of PacifiCare Health Plan Administrators, Inc., or PHPA, which we refer to as the PHPA Guarantor Subsidiaries, fully and unconditionally guarantee the 10 3/4% senior notes. Prior to September 15, 2003, the PHPA Guarantor Subsidiaries were restricted from guaranteeing the 10 3/4% senior notes by the terms of the FHP senior notes. As the FHP senior notes were repaid in full on September 15, 2003, these subsidiaries now fully and unconditionally guarantee the 10 3/4% senior notes. The Initial Guarantor Subsidiaries and the PHPA Guarantor Subsidiaries, excluding MEDeMORPHUS Healthcare Solutions, Inc., are also guarantors of our senior credit facility. The following unaudited consolidating condensed financial statements quantify the financial position as of September 30, 2003 and December 31, 2002, the operations for the three and nine months ended September 30, 2002 and 2003, and the cash flows for the nine months ended September 30, 2002 and 2003 of the Initial Guarantor Subsidiaries and the PHPA Guarantor Subsidiaries listed below. The following unaudited consolidating condensed balance sheets, consolidating condensed statements of operations and consolidating condensed statements of cash flows present financial information for the following entities and utilizing the following adjustments:

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

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003
(unaudited)

CONSOLIDATING CONDENSED BALANCE SHEETS

September 30, 2003

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(in thousands)
ASSETS
Current assets:
Cash and equivalents	$(364)	$271,596	$(52,362)	$487,989	$—	$706,859
Marketable securities	—	—	—	1,335,199	—	1,335,199
Receivables, net	9,070	(62,499)	129,389	225,451	(10,519)	290,892
Intercompany	(474,114)	489,273	21,195	(36,354)	—	—
Prepaid expenses and other current assets	2,308	31,997	7,006	12,226	(3,108)	50,429
Deferred income taxes	—	57,311	3,535	75,049	(26,891)	109,004

Total current assets	(463,100)	787,678	108,763	2,099,560	(40,518)	2,492,383

Property, plant and equipment at cost, net	—	91,088	14,936	40,783	—	146,807
Marketable securities-restricted	33,285	—	—	135,267	—	168,552
Deferred income taxes	—	74,450	6,654	23,091	(104,195)	—
Investment in subsidiaries	2,777,593	1,597,522	13,264	(11,253)	(4,377,126)	—
Goodwill and intangible assets, net	—	11,923	16,480	1,181,240	—	1,209,643
Other assets	23,187	28,778	408	23,719	—	76,092

	$2,370,965	$2,591,439	$160,505	$3,492,407	$(4,521,839)	$4,093,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$—	$18,051	$30,781	$993,358	$(3,890)	$1,038,300
Accounts payable and accrued liabilities	20,998	234,838	61,764	168,925	(3,675)	482,850
Deferred income taxes	—	15,334	553	11,004	(26,891)	—
Unearned premium revenue	—	230	1,302	66,084	(6,062)	61,554
Intercompany	(605)	(18)	—		623	—
Current portion of long-term debt	1,875	4,092	—	265	—	6,232

Total current liabilities	22,268	272,527	94,400	1,239,636	(39,895)	1,588,936

Long-term debt	645,664	4,846	—	1,557	—	652,067
Convertible subordinated debentures	135,000	—	—	—	—	135,000
Deferred income taxes	—	100,214	8,445	96,398	(104,195)	100,862
Other liabilities	—	24,729	—	—	—	24,729
Stockholders’ equity:
Capital stock	496	—	—	—	—	496
Unearned compensation	(18,578)	—	—	—	—	(18,578)
Additional paid-in capital	1,625,096	—	—	—	—	1,625,096
Accumulated other comprehensive income	—	—	—	23,850	—	23,850
Retained earnings	561,627	—	—	—	—	561,627
Treasury stock	(600,608)	—	—	—	—	(600,608)
Equity in income of subsidiaries		2,189,123	57,660	2,130,966	(4,377,749)	—

Total stockholders’ equity	1,568,033	2,189,123	57,660	2,154,816	(4,377,749)	1,591,883

	$2,370,965	$2,591,439	$160,505	$3,492,407	$(4,521,839)	$4,093,477

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003
(unaudited)

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2003

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(in thousands)
Operating revenue	$221	$7,245	$135,635	$2,693,588	$(94,522)	$2,742,167
Income from subsidiaries	83,351	110,264	—	2,875	(196,490)	—

Total operating revenue	83,572	117,509	135,635	2,696,463	(291,012)	2,742,167
Health care services and other expenses	—	(18)	94,888	2,241,104	(83,319)	2,252,655
Selling, general and administrative expenses	31	54,359	28,983	291,574	(10,690)	364,257
Impairment, disposition, restructuring, Office of Personnel Management and other credits	—	119	(24)	(95)	—	—

Operating income	83,541	63,049	11,788	163,880	(197,003)	125,255
Interest expense	(16,051)	(1,315)	—	(72)	514	(16,924)

Income before income taxes	67,490	61,734	11,788	163,808	(196,489)	108,331
(Benefit) provision for income taxes	—	(20,774)	4,722	56,893	—	40,841

Net income	$67,490	$82,508	$7,066	$106,915	$(196,489)	$67,490

For the Nine Months Ended September 30, 2003

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(in thousands)
Operating revenue	$629	$23,358	$382,640	$8,068,614	$(263,245)	$8,211,996
Income from subsidiaries	264,358	355,393	—	4,201	(623,952)	—

Total operating revenue	264,987	378,751	382,640	8,072,815	(887,197)	8,211,996
Health care services and other expenses	—	3,657	264,000	6,739,977	(232,720)	6,774,914
Selling, general and administrative expenses	126	154,399	87,808	827,464	(28,697)	1,041,100
Impairment, disposition, restructuring, Office of Personnel Management and other credits	—	414	(29)	(385)	—	—

Operating income	264,861	220,281	30,861	505,759	(625,780)	395,982
Interest expense	(53,603)	(4,601)	—	(508)	1,828	(56,884)

Income before income taxes	211,258	215,680	30,861	505,251	(623,952)	339,098
(Benefit) provision for income taxes	—	(49,597)	12,234	165,203	—	127,840

Net income	$211,258	$265,277	$18,627	$340,048	$(623,952)	$211,258

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003
(unaudited)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2003

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(in thousands)
Operating activities:
Net income	$211,258	$265,277	$18,627	$340,048	$(623,952)	$211,258
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(263,735)	(355,393)	—	(4,824)	623,952	—
Depreciation and amortization	—	22,047	4,801	7,617	—	34,465
Loss (gain) on disposal of property, plant and equipment	—	18,331	13	1	—	18,345
Amortization of intangible assets	—	—	—	16,477	—	16,477
Stock based compensation	13,135	—	—	—	—	13,135
Deferred income taxes	—	1,007	(27)	(13,099)	—	(12,119)
Tax benefit realized for stock option exercises	7,708	—	—	—	—	7,708
Amortization of capitalized loan fees	6,376	—	—	—	—	6,376
Amortization of notes receivable from sale of fixed assets	—	(4,188)	—	—	—	(4,188)
Provision for doubtful accounts	—	3,435	44	—	—	3,479
Employee benefit plan contributions in treasury stock	1,363	—	—	—	—	1,363
Amortization of discount on 10 3/4% senior notes	327	—	—	—	—	327
Changes in assets and liabilities	(53,212)	(79,259)	(26,386)	(238,730)	—	(397,587)

Net cash flows provided by (used in) operating activities	(76,780)	(128,743)	(2,928)	107,490	—	(100,961)

Investing activities:
Purchase of marketable securities, net	—	—	—	(136,617)	—	(136,617)
Purchase of property, plant and equipment	—	(31,348)	(1,844)	(3,855)	—	(37,047)
Purchase of marketable securities — restricted	1,527	—	—	16,110	—	17,637
Proceeds from the sale of property, plant and equipment	—	16	5	—	—	21

Net cash flows provided by (used in) investing activities	1,527	(31,332)	(1,839)	(124,362)	—	(156,006)

Financing activities:
Principal payments on senior credit facility	(150,585)	—	—	—	—	(150,585)
Proceeds from senior credit facility	150,000	—	—	—	—	150,000
Principal payments on FHP senior notes	—	(43,250)	—	—	—	(43,250)
Use of restricted cash collateral for payment of FHP senior notes	43,250	—	—	—	—	43,250
Proceeds from issuance of common and treasury stock	22,966	—	—	—	—	22,966
Loan fees	(6,949)	—	—	—	—	(6,949)
Payments on software financing agreement	—	(3,295)	—	—	—	(3,295)
Intercompany activity:
Dividends and loans received (paid)	—	326,243	—	(326,243)	—	—

Net cash flows provided by (used in) financing activities	58,682	279,698	—	(326,243)	—	12,137

Net increase (decrease) in cash and equivalents	(16,571)	119,623	(4,767)	(343,115)	—	(244,830)
Beginning cash and equivalents	16,207	151,973	(47,595)	831,104	—	951,689

Ending cash and equivalents	$(364)	$271,596	$(52,362)	$487,989	$—	$706,859

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003
(unaudited)

CONSOLIDATING CONDENSED BALANCE SHEETS

December 31, 2002

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(in thousands)
ASSETS
Current assets:
Cash and equivalents	$16,207	$151,973	$(47,595)	$831,104	$—	$951,689
Marketable securities	—	—	—	1,195,517	—	1,195,517
Receivables, net	33	(44,362)	124,077	218,523	(8,371)	289,900
Intercompany	(537,199)	415,167	137,002	(14,970)	—	—
Prepaid expenses and other current assets	1,015	24,853	8,596	16,073	(3,732)	46,805
Restricted cash collateral for FHP senior notes	43,346	—	—	—	—	43,346
Deferred income taxes	—	61,399	3,508	63,108	(27,257)	100,758

Total current assets	(476,598)	609,030	225,588	2,309,355	(39,360)	2,628,015

Property, plant and equipment at cost, net	—	99,610	17,890	44,185	—	161,685
Marketable securities — restricted	34,812	—	—	151,377	—	186,189
Deferred income taxes	—	72,141	6,654	23,090	(101,885)	—
Investment in subsidiaries	2,513,858	1,555,158	13,264	(15,453)	(4,066,827)	—
Goodwill and intangible assets, net	—	11,923	16,480	1,197,717	—	1,226,120
Other assets	22,615	25,533	1	975	—	49,124

	$2,094,687	$2,373,395	$279,877	$3,711,246	$(4,208,072)	$4,251,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$—	$17,929	$36,522	$995,509	$(5,460)	$1,044,500
Accounts payable and accrued liabilities	5,313	253,597	47,971	135,434	(3,673)	438,642
Deferred income taxes	—	15,487	553	11,217	(27,257)	—
Unearned premium revenue	—	200	1,353	480,970	(2,971)	479,552
Current portion of long-term debt	60,484	46,546	—	205	—	107,235

Total current liabilities	65,797	333,759	86,399	1,623,335	(39,361)	2,069,929

Long-term debt	587,315	8,109	—	1,537	—	596,961
Convertible subordinated debentures	135,000	—	—	—	—	135,000
Deferred income taxes	—	100,833	8,445	96,397	(101,885)	103,790
Other liabilities	—	17,148	—	—	—	17,148
Stockholders’ equity:
Capital stock	477	—	—	—	—	477
Unearned compensation	(2,000)	—	—	—	—	(2,000)
Additional paid-in capital	1,560,785	—	—	—	—	1,560,785
Accumulated other comprehensive income	—	—	—	21,730	—	21,730
Retained earnings	350,369	—	—	—	—	350,369
Treasury stock	(603,056)	—	—	—	—	(603,056)
Equity in income of subsidiaries	—	1,913,546	185,033	1,968,247	(4,066,826)	—

Total stockholders’ equity	1,306,575	1,913,546	185,033	1,989,977	(4,066,826)	1,328,305

	$2,094,687	$2,373,395	$279,877	$3,711,246	$(4,208,072)	$4,251,133

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003
(unaudited)

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2002

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(amounts in thousands)
Operating revenue	$273	$7,270	$112,378	$2,746,400	$(86,576)	$2,779,745
Income from subsidiaries	61,896	123,176	—	1,314	(186,386)	—

Total operating revenue	62,169	130,446	112,378	2,747,714	(272,962)	2,779,745
Health care services and other expenses	—	19,016	73,220	2,314,048	(81,239)	2,325,045
Selling, general and administrative expenses	(147)	90,381	24,965	253,957	(4,451)	364,705

Operating income	62,316	21,049	14,193	179,709	(187,272)	89,995
Interest expense	(18,557)	(1,982)	—	(552)	886	(20,205)

Income before income taxes	43,759	19,067	14,193	179,157	(186,386)	69,790
(Benefit) provision for income taxes	—	(42,829)	5,683	63,177	—	26,031

Net income	$43,759	$61,896	$8,510	$115,980	$(186,386)	$43,759

For the Nine Months Ended September 30, 2002

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(amounts in thousands)
Operating revenue	$(10,576)	$21,448	$327,260	$8,326,537	$(252,113)	$8,412,556
Income from subsidiaries	179,712	246,788	—	3,057	(429,557)	—

Total operating revenue	169,136	268,236	327,260	8,329,594	(681,670)	8,412,556
Health care services and other expenses	—	19,078	213,598	7,197,089	(236,369)	7,193,396
Selling, general and administrative expenses	(329)	169,301	70,401	769,240	(13,265)	995,348
Impairment, disposition, restructuring, Office of Personnel Management charges and other credits	18,336	(18,092)	—	5,241	—	5,485

Operating income	151,129	97,949	43,261	358,024	(432,036)	218,327
Interest expense	(48,943)	(6,600)	—	(2,287)	2,479	(55,351)

Income before income taxes	102,186	91,349	43,261	355,737	(429,557)	162,976
(Benefit) provision for income taxes	—	(88,363)	16,907	132,246	—	60,790

Income before cumulative effect of a change in accounting principle	102,186	179,712	26,354	223,491	(429,557)	102,186
Cumulative effect of a change in accounting principle	—	—	—	(897,000)	—	(897,000)

Net income (loss)	$102,186	$179,712	$26,354	$(673,509)	$(429,557)	$(794,814)

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003
(unaudited)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2002

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(amounts in thousands)
Operating activities:
Net income (loss)	$102,186	$179,712	$26,354	$(673,509)	$(429,557)	$(794,814)
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(179,712)	(246,788)	—	(3,057)	429,557	—
Cumulative effect of a change in accounting principle	—	—	—	897,000	—	897,000
Depreciation and amortization	—	25,339	4,554	8,190	—	38,083
Deferred income taxes	—	23,368	170	7,034	—	30,572
Amortization of intangible assets	—	937	—	16,784	—	17,721
Provision for doubtful accounts	—	—	302	15,561	—	15,863
Marketable and other securities impairment for other than temporary declines in value	11,001	—	—	1,542	—	12,543
Employee benefit plan contributions in treasury stock	9,586	—	—	—	—	9,586
Amortization of capitalized loan fees	6,623	—	—	—	—	6,623
Impairment, disposition, restructuring, Office of Personnel Management and other credits, net	18,336	(18,092)	—	5,241	—	5,485
Amortization of notes receivable from sale of fixed assets	—	(2,291)	—	—	—	(2,291)
Loss (gain)on disposal of property, plant and equipment	—	1,555	—	(3,292)	—	(1,737)
Unearned compensation amortization	466	—	—	—	—	466
Tax benefit realized for stock option exercises	289	—	—	—	—	289
Amortization of discount on 10 3/4% senior notes	109	—	—	—	—	109
Adjustment to cash received in purchase transaction	—	17	—	—	—	17
Changes in assets and liabilities	112,974	(60,918)	(4,449)	(490,769)	—	(443,162)

Net cash flows provided by (used in) operating activities	81,858	(97,161)	26,931	(219,275)	—	(207,647)

Investing activities:
Purchase of marketable securities, net	—	—	—	(79,128)	—	(79,128)
Purchase of marketable securities — restricted	(43,346)	—	—	(32,315)	—	(75,661)
Purchase of property, plant and equipment	—	(33,710)	(2,538)	(6,730)	—	(42,978)
Proceeds from the sale of property, plant and equipment	—	24	—	12,388	—	12,412

Net cash flows used in investing activities	(43,346)	(33,686)	(2,538)	(105,785)	—	(185,355)

Financing activities:
Proceeds from the sale of 10 3/4% senior notes, net of discount	497,254	—	—	—	—	497,254
Principal payments on senior credit facility	(491,651)	—	—	(133)	—	(491,784)
Principal payments on FHP senior notes	—	(41,750)	—	—	—	(41,750)
Loan fees	(32,539)	—	—	—	—	(32,539)
Deposits against letters of credit	(23,977)	—	—	—	—	(23,977)
Proceeds from draw down under equity commitment arrangement	8,928	—	—	—	—	8,928
Proceeds from issuance of common stock	2,683	—	—	—	—	2,683
Intercompany activity:
Dividends and loans received (paid)	790	217,084	—	(217,874)	—	—
Subordinated loans received (paid)	—	(26,121)	—	26,121	—	—
Capital contributions received (paid)	—	20,000	—	(20,000)	—	—

Net cash flows provided by (used in) financing activities	(38,512)	169,213	—	(211,886)	—	(81,185)

Net increase (decrease) in cash and equivalents	—	38,366	24,393	(536,946)	—	(474,187)
Beginning cash and equivalents	—	110,335	(74,751)	942,175	—	977,759

Ending cash and equivalents	$—	$148,701	$(50,358)	$405,229	$—	$503,572

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003
(unaudited)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

In this Quarterly Report on Form 10-Q, we refer to PacifiCare Health Systems, Inc. as “PacifiCare,” the “Company,” “we,” “us,” or “our.”

Overview. We offer managed care and other health insurance products to employer groups and Medicare beneficiaries in eight Western states and Guam. Our commercial and senior plans are designed to deliver quality health care and customer service to members cost-effectively. These programs include health maintenance organizations, or HMOs, preferred provider organizations, or PPOs, and Medicare Supplement products. We also offer a variety of specialty managed care products and services that employees can purchase as a supplement to our basic commercial and senior medical plans or as stand-alone products. These products include pharmacy benefit management, or PBM, services, behavioral health services, group life and health insurance, and dental and vision benefit plans.

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

Our risk-based health care services expenses consist mostly of four cost of care components: outpatient care, inpatient care, professional services (primarily physician care) and pharmacy benefit costs. All four components are affected by both unit costs and utilization rates. Unit costs, for example, are the cost of outpatient medical procedures, inpatient hospital stays, physician fees for office visits and prescription drug prices. Utilization rates represent the volume of consumption of health services and vary with the age and health of our members and broader social and lifestyle patterns of the population as a whole.

The cost of health care provided is accrued in the month services are provided to members, based in part on estimates for hospital services and other health care costs that have been incurred but not yet reported (including those received but not yet paid), or IBNR, under our risk-based provider contracts and our fee-for service carve-outs from our capitated provider contracts, primarily using standard actuarial methodologies based on historical data. These standard actuarial methodologies include, among other factors, contractual requirements, historical utilization trends, the interval between the date services are rendered and the date claims are received and/or paid, denied claims activity, disputed claims activity, benefit changes, expected health care cost inflation, seasonality patterns and changes in membership. These estimates are adjusted in future periods as we receive actual claims data, and can either increase or reduce our accrued health care costs. Included in health care services and other expenses for the nine months ended September 30, 2003 were net favorable adjustments of 2002 and prior period medical cost estimates of approximately $54 million of which the commercial and senior net favorable adjustments were $22 million and $32 million, respectively. For both commercial and senior the net favorable adjustments were mainly from our Texas and California markets and were the result of lower than anticipated health care costs that materialized primarily in senior markets that we exited and recoveries of claims overpayments at rates higher than historic recovery patterns. No material net adjustments of 2002 and prior medical cost estimates were recognized for the three months ended September 30, 2003. The cost of prescription drugs covered under our commercial and senior plans is expensed when the prescription drugs are dispensed. Our commercial and senior plans also provide incentives, through a variety of programs, for health care providers that participate in those plans to control health care costs while providing quality health care. Expenses related to these programs, which are based in part on estimates, are recorded in the period in which the related services are provided. Historically, we have primarily arranged health care services for our members by contracting with health care providers on a capitated basis, regardless of the services provided to each member. Under our risk-based contracts, we generally bear or partially share the risk of excess health care expenses with health care providers, meaning that if member utilization of health care services exceeds agreed-on amounts, we bear or partially share the excess expenses with the applicable health care provider.

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

Three and Nine Months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2002

Membership. Total HMO and other membership decreased 10% to approximately 2.9 million members at September 30, 2003 from approximately 3.2 million members at September 30, 2002. Our membership at September 30, 2003 and September 30, 2002 is presented below:

	At September 30, 2003			At September 30, 2002

	Commercial	Senior	Total	Commercial	Senior	Total

HMO Membership:
Arizona	144,900	86,100	231,000	148,400	89,000	237,400
California	1,330,000	348,800	1,678,800	1,567,000	395,200	1,962,200
Colorado	173,000	53,500	226,500	181,600	58,400	240,000
Guam	31,300	—	31,300	31,500	—	31,500
Nevada	24,700	25,600	50,300	24,500	28,100	52,600
Oklahoma	88,300	18,900	107,200	103,700	20,500	124,200
Oregon	61,600	24,400	86,000	71,500	25,600	97,100
Texas	80,500	76,000	156,500	103,800	106,100	209,900
Washington	68,100	53,100	121,200	64,400	56,300	120,700

Total HMO membership	2,002,400	686,400	2,688,800	2,296,400	779,200	3,075,600

Other Membership:
PPO and indemnity	142,600	800	143,400	63,800	—	63,800
Employer self-funded	24,500	—	24,500	34,500	—	34,500
Medicare Supplement	—	26,200	26,200	—	15,400	15,400

Total other membership	167,100	27,000	194,100	98,300	15,400	113,700

Total HMO and other membership	2,169,500	713,400	2,882,900	2,394,700	794,600	3,189,300

	At September 30, 2003			At September 30, 2002

	PacifiCare	Unaffiliated	Total	PacifiCare	Unaffiliated	Total

Specialty Membership:
Pharmacy benefit management (1)	2,882,900	2,048,300	4,931,200	3,189,300	1,355,100	4,544,400
Behavioral health(2)	1,956,100	1,835,900	3,792,000	2,225,600	1,485,700	3,711,300
Dental and vision(2)	458,100	245,100	703,200	454,600	254,600	709,200

(1)	PBM PacifiCare membership represents members that are in our commercial or senior HMO, PPO, indemnity, employer self-funded or Medicare Supplement plans. All of these members either have a prescription drug benefit or are able to purchase their prescriptions utilizing our retail network contracts or our mail service.

(2)	Behavioral health and dental and vision PacifiCare membership represents members that are in our commercial and senior HMO that are also enrolled in our behavioral health or dental and vision plans.

Commercial HMO membership decreased approximately 13% at September 30, 2003 compared to the prior year primarily due to a decrease of 237,000 members in California, 23,300 members in Texas, 15,400 members in Oklahoma and 9,900 members in Oregon. The decreases were mainly due to the elimination of unprofitable commercial business and the loss of employer groups resulting from premium rate increases, offset in part by the addition of new employer groups. As previously announced, our contract with the California Public Employee Retirement System (CalPERS) was not renewed for 2003, resulting in the loss of approximately 180,100 commercial HMO members effective January 1, 2003.

Senior HMO membership decreased approximately 12% at September 30, 2003 compared to the prior year primarily due to a decrease of 46,400 members in California and 30,100 members in Texas mainly as a result of planned county exits and member disenrollments attributable to reduced benefits and increased premiums effective January 1, 2003.

PPO and indemnity membership increased approximately 124% at September 30, 2003 compared to the prior year mainly due to enhanced marketing and new product initiatives.

Total PBM membership increased approximately 9% compared to the prior year primarily due to an increase in unaffiliated membership. PBM PacifiCare membership at September 30, 2003 decreased approximately 10% compared to the prior year due to the decline in our HMO membership. PBM unaffiliated membership at September 30, 2003 increased approximately 51% compared to the prior year mainly due to membership growth in existing clients and the net addition of 33 clients.

Total behavioral health membership increased 2% compared to the prior year primarily due an increase in unaffiliated membership. PacifiCare behavioral health membership at September 30, 2003 decreased approximately 12% compared to the prior year mainly due to disenrollments resulting from renewal premium rate increases. Behavioral health unaffiliated membership at September 30, 2003 increased approximately 24% compared to the prior year due to the addition of two large employer groups, resulting in an addition of 273,000 members.

PacifiCare and unaffiliated dental and vision membership at September 30, 2003 were both comparable to the prior year.

Commercial Revenue. Commercial revenue increased 5%, or $62 million, for the three months and increased 4%, or $149 million, for the nine months ended September 30, 2003, compared to the same periods in the prior year as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2003	2003

	(amounts in millions)
Revenue increases, primarily due to premium rate increases, of approximately 17% for the three and nine months ended September 30, 2003, principally in California	$181	$555
Net membership decreases, primarily in California and Texas	(116)	(399)
Other	(3)	(7)

Increase over comparable period of the prior year	$62	$149

Senior Revenue. Senior revenue decreased 8%, or $118, million for the three months and decreased 9%, or $419 million, for the nine months ended September 30, 2003, compared to the same periods in the prior year as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2003	2003

	(amounts in millions)
Revenue increases, primarily due to premium rate increases, of approximately 3% and 4% for the three and nine months ended September 30, 2003, respectively, principally in California	$50	$188
Net membership decreases, primarily in California and Texas	(168)	(607)

Decrease over the comparable period of the prior year	$(118)	$(419)

Specialty and Other Revenue. Specialty and other revenue increased 22%, or $23 million, for the three months and 18%, or $56 million, for the nine months ended September 30, 2003, compared to the same periods in the prior year. The increase was primarily due to increased unaffiliated membership and mail-service revenues of our pharmacy benefit management subsidiary.

Net Investment Income. Net investment income decreased 22%, or $5 million, to $16 million for the three months ended September 30, 2003, from $21 million for the three months ended September 30, 2002. The decrease was primarily due to lower net realized gains and lower pre-tax rates of return in the current quarter due to Federal Reserve rate reductions. Net investment income increased 29% or $12 million to $55 million for the nine months ended September 30, 2003, from $43 million for the nine months ended September 30, 2002. The increase was primarily due to the following:

•	write-off of a decline in the value of our investment in MedUnite, Inc. of $11 million that was other than temporary during the nine months ended September 30, 2002, with no comparable activity in 2003;

•	write-down of certain telecommunication investments to market value resulting in a charge of approximately $2 million during the nine months ended September 30, 2002, with no comparable activity in 2003; partially offset by

•	lower pre-tax rates of return due to Federal Reserve rate reductions.

Commercial Margin. Our commercial margin increased 39%, or $58 million, to $208 million for the three months and increased 33%, or $142 million, to $577 million for the nine months ended September 30, 2003, compared to the same periods in the prior year as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2003

	(amounts in millions)
Commercial revenue increases (as noted above)	$62	$149
Decreases in health care services and other expenses as a result of net HMO and PPO membership decreases, primarily in California and Texas	102	352
Increases in health care services and other expenses as a result of health care cost trends and increases in capitation expense tied to premium rate increases	(106)	(359)

Increase over the comparable period of the prior year	$58	$142

Senior Margin. Our senior margin decreased 8%, or $18 million, to $204 million for the three months and increased 13%, or $71 million, to $633 million for the nine months ended September 30, 2003, compared to the same periods in the prior year as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2003

	(amounts in millions)
Senior revenue decreases (as noted above)	$(118)	$(419)
Decreases in health care services and other expenses as a result of net HMO and Medicare Supplement membership decreases, primarily in California and Texas	131	504
Increases in health care services and other expenses as a result of health care cost trends partially offset by benefit adjustments	(31)	(14)

Increase over the comparable period of the prior year	$(18)	$71

Specialty and Other Margin. Our specialty and other margin decreased 2%, or $1 million, to $62 million for the three months ended September 30, 2003, and decreased 4%, or $7 million, to $172 million for the nine months ended September 30, 2003. The decrease was primarily driven by the loss of the higher margin CalPERS HMO business which was partially offset by an increase in unaffiliated membership in our behavioral health and PBM businesses.

Medical Loss Ratio. Our medical loss ratios, or MLRs, are calculated using premium revenue and related health care services and other expenses and cannot be directly calculated from the line items in the Condensed Consolidated Statement of Operations. Our MLRs are calculated using the following categories of revenue and expenses:

•	Private — Commercial: includes premium revenue and related health care services and other expenses for our commercial HMO products (including Federal Employees Health Benefit Program, or FEHBP, and state and local government contracts), PPO products, and other indemnity, behavioral, dental and vision plans;

•	Private — Senior: includes premium revenue and related health care services and other expenses for our Medicare Supplement and Senior Supplement products where premiums are paid in full by the employer or consumer;

•	Government — Senior: includes premium revenue and related health care services and other expenses for our Medicare+Choice, HMO and PPO products and other senior products where premiums are paid principally through government programs.

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

The consolidated MLR and its components, unadjusted for any prior period changes in health care cost estimates, for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Medical loss ratio:
Consolidated	83.6%	85.5%	84.1%	87.2%
Private — Commercial	83.0%	86.7%	84.0%	87.0%
Private — Senior	65.1%	51.6%	66.8%	52.4%
Private — Consolidated	82.7%	86.3%	83.7%	86.6%
Government — Senior	84.6%	84.9%	84.4%	87.7%
Government — Consolidated	84.6%	84.9%	84.4%	87.7%

Private — Commercial Medical Loss Ratio. Our private — commercial medical loss ratio decreased to 83.0% for the three months ended September 30, 2003, compared to 86.7% for the same period in 2002, and decreased to 84.0% for the nine months ended September 30, 2003, compared to 87.0% in the same period in the prior year. For the three months ended September 30, 2003, the decrease was driven by a 17% increase in HMO and PPO premium revenue, offset by a 11% increase in HMO and PPO health care services and other expenses. For the nine months ended September 30, 2003 the decrease was driven by a 18% increase in HMO and PPO premium revenue, offset by a 13% increase in HMO and PPO health care services and other expenses.

Private — Senior Medical Loss Ratio. Our private — senior medical loss ratio increased to 65.1% for the three months ended September 30, 2003, compared to 51.6% for the same period in 2002, and increased to 66.8% for the nine months ended September 30, 2003, compared to 52.4% in the same period in the prior year. The increase in this ratio was primarily driven by an increase in health care services and other expenses of 21% and 24% for the three and nine months ended September 30, 2003, compared to the same periods in the prior year, respectively.

Government — Senior Medical Loss Ratio. Our government — senior medical loss ratio decreased to 84.6% for the three months ended September 30, 2003 compared to 84.9% for the same period in 2002, and decreased to 84.4% for the nine months ended September 30, 2003, compared to 87.7% in the same period in the prior year. For the three months ended September 30, 2003, the decrease was primarily driven by a 4% increase in premium revenue, offset partially by a 3% increase in health care services and other expenses. For the nine months ended September 30, 2003, the decrease was primarily driven by a 5% increase in premium revenue, offset partially by a 1% increase in health care services and other expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2003 was comparable to the same period in the prior year. Selling, general and administrative expenses increased $46 million to $1 billion for the nine months ended September 30, 2003, from $995 million for the nine months ended September 30, 2002. The increase was primarily due to spending for new product development and marketing costs, write-off of certain property, plant and equipment, increased accruals for performance-based incentive compensation and our expensing of stock-based compensation. For the three and nine months ended September 30, 2003, selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income) increased compared to the same period in the prior year primarily due to the $33 million decline in operating revenue (excluding net investment income) for the three months and $213 million decline in operating revenue (excluding net investment income) for the nine months ended September 30, 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income)	13.4%	13.2%	12.8%	11.9%

Interest Expense. Interest expense decreased 16%, or $3 million, to $17 million for the three months ended September 30, 2003, from $20 million for the same period in the prior year. The decrease was primarily due to the favorable effect of the interest rate swap on $300 million of our 10 3/4% senior notes, lower interest rate from our term loan under the senior credit facility which was effective June 2003, and the 3% convertible debt which replaced some of our term loan balances with higher interest rates. For the nine months ended September 30, 2003, interest expense increased 3%, or $2 million, to $57 million from $55 million for the same period in the prior year. The increase was primarily due to our sale of $500 million in aggregate principal amount of 10 3/4% senior notes in May 2002, which carried a higher annual interest rate than the debt we repaid using the proceeds of that offering, and our write-off of unamortized loan fees in the second quarter of 2003.

Provision for Income Taxes. The effective income tax rate was 37.7% for both the three months and nine months ended September 30, 2003, compared with 37.3% for both the three and nine months ended September 30, 2002. The change in the tax rate from the prior year is primarily due to an increase in our projected 2003 earnings.

Liquidity and Capital Resources

Operating Cash Flows. Our consolidated cash, equivalents and marketable securities at September 30, 2003 was comparable to December 31, 2002.

For the nine months ended September 30, 2003, operating activities used $101 million of cash compared to $208 million of cash used in operating activities during the nine months ended September 30, 2002. Cash flows provided by operations, excluding the impact of unearned premium revenue, were $317 million during the nine months ended September 30, 2003 compared to cash flows used in operations, excluding the impact of unearned premium revenue, of $279 million during the nine months ended September 30, 2002. Exclusion of unearned premium revenue from cash flows from operations adjusts for the timing of receipt of the Center for Medicare and Medicaid Services (CMS) payments. CMS payments are due on the first of each month, or earlier if the first of the month is a holiday or weekend. Excluding this one to two day timing difference enables us to better analyze our cash flows from operations. The increase in cash flows provided by operations was primarily related to our increased net income for the nine months ended September 30, 2003 and the changes in assets and liabilities as discussed below in “Other Balance Sheet Explanations.”

Investing Activities. For the nine months ended September 30, 2003, investing activities used $156 million of cash compared to $185 million during the nine months ended September 30, 2002. The change was primarily related to increases in sales of marketable securities — restricted, partially offset by increase in purchase of marketable securities.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, includes administrative simplification provisions directed at standardizing transactions and codes and seeking protections for confidentiality and security of patient data. We continue to evaluate the future work and costs that will be required to meet HIPAA requirements and mandated compliance timeframes. We incurred $16 million in 2002 for HIPAA compliance costs and estimate we will incur $18 million in 2003.

Financing Activities. For the nine months ended September 30, 2003, financing activities provided $12 million of cash and used $81 million during the nine months ended September 30, 2002. The changes were as follows:

•	We paid $151 million on our previous senior credit facility and received $150 million of proceeds from our new syndicated senior credit facility.

•	We paid $43 million on the remaining principal balance from the FHP senior notes by liquidating the restricted cash collateral which was established for this purpose.

•	We received $23 million from the issuance of common stock for the nine months ended September 30, 2003 in connection with our Employee Stock Purchase Plan and exercises of employee stock options compared to $3 million during the same period in 2002.

•	We paid $7 million in loan fees in connection with the replacement of our senior credit facility during the nine months ended September 30, 2003. During the same period in 2002, we paid $33 million in loan fees, including $20 million in connection with the 10 3/4% senior notes offering and $13 million in connection with the amendment to the previous senior credit facility.

•	During the nine months ended September 30, 2002 we used $24 million of the net proceeds from the 10 3/4% senior notes offering and other property sales as a deposit against outstanding letters of credit under our senior credit facility, with no comparable activity during the same period in 2003.

•	During the nine months ended September 30, 2002 we received $9 million in proceeds from a draw down on an equity commitment arrangement, with no comparable activity during the same period in 2003.

We have $135 million in aggregate principal amount of 3% convertible subordinated debentures due in 2032. The debentures are convertible into common stock under certain conditions, including satisfaction of a market price condition for our common stock, satisfaction of a trading price condition relating to the debentures, upon notice of redemption, or upon specified corporate transactions. Each $1,000 of the debentures is convertible into 23.8095 shares of our common stock. The market price condition for conversion of the debentures is satisfied if the closing sale price of our common stock exceeds 110% of the conversion price (which is calculated at $46.20 per share) for the debentures for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of any fiscal quarter. In the event that the market price condition is satisfied during any fiscal quarter, the debentures are convertible, at the option of the holder, during the following fiscal quarter. For the quarter ended September 30, 2003, the market price condition described above was satisfied. As a result, the debentures will be convertible at the option of the holder at any time during the quarter ended December 31, 2003. These debentures are considered common stock equivalents and will be included in the calculation of weighted average shares outstanding on a diluted basis for the fourth quarter of 2003.

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

Certain of our domestic, unregulated subsidiaries fully and unconditionally guarantee the 10 3/4% senior notes. Prior to September 15, 2003, some of our domestic, unregulated subsidiaries were restricted from guaranteeing the 10 3/4% senior notes by the terms of the FHP senior notes. As the FHP senior notes were repaid in full on September 15, 2003, these subsidiaries now fully and unconditionally guarantee the 10 3/4% senior notes. See Note 11 of the Notes to Condensed Consolidated Financial Statements.

In April 2003, we entered into an interest rate swap on $300 million of our 10 3/4% senior notes for the purpose of hedging the fair value of our indebtedness. This fair value hedge is accounted for using the short-cut method under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the hedge is reported in our balance sheets at fair value, and the carrying value of the long-term debt is adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Changes in the fair value of the hedge and the long-term debt are reflected in our statements of operations. Under the terms of the agreement, we make interest payments based on the three-month London Interbank Offered Rate (LIBOR) plus 692 basis points and receive interest payments based on the 10 3/4% fixed rate. Our rate under the swap agreement was 8.07%, at September 30, 2003 which is based on a 90-day LIBOR of 1.15% plus 692 basis points. The three-month LIBOR rate we use to determine our interest payments under the swap agreement was first established on June 2, 2003 and resets every three months thereafter, until expiration in June 2009.

In June 2003, we replaced our senior credit facility with a new syndicated facility with JPMorgan Chase Bank serving as the Administrative Agent. The new facility consists of a $150 million term loan, which matures on June 3, 2008 and a $150 million revolving line of credit, which matures on June 3, 2006. We used the proceeds from the term loan to repay the $131 million outstanding under the prior facility. The remaining $19 million was used to pay fees and expenses relating to the new facility and for general corporate purposes. As of September 30, 2003, we had $150 million outstanding on the term loan and no balance outstanding on the revolving line of credit. There were no borrowings under the line of credit during the quarter ended September 30, 2003.

The senior credit facility provides for interest rates per annum applicable to term loan borrowings that are, at our option, either JPMorgan Chase Bank’s prime rate (or, if greater, the Federal Funds Rate plus 0.5%), which we refer to as the alternate base rate, plus a margin of 2.5% per annum, or the LIBOR for the applicable interest period plus a margin of 3.5% per annum. All our borrowings under the term loan are currently LIBOR borrowings. Our term loan rate at September 30, 2003 was 4.63%, which is based on a 90-day LIBOR of 1.13% plus our term loan margin of 3.5%. The interest rates per annum under the senior credit facility applicable to revolving credit borrowings are, at our option, either the alternate base rate plus a margin spread of between 1.5% to 2.75% per annum, or the LIBOR for the applicable interest period plus a margin spread of between 2.5% to 3.75% per annum, with the amount of the margin for any borrowing being determined based on current credit ratings for the debt under the senior credit facility. Our current margins for revolving credit borrowings are 2.25% per annum for alternate base rate borrowings and 3.25% per annum for LIBOR borrowings.

The terms of the senior credit facility contain various covenants customary for financings of this type which place restrictions on our and/or our subsidiaries’ ability to incur debt, pay dividends, create liens, make investments, optionally repay, redeem or repurchase our securities, and enter into mergers, dispositions and transactions with affiliates. The senior credit facility also requires us to meet various financial ratios, including a minimum net worth requirement, a minimum fixed-charge coverage requirement and a maximum leverage ratio. At September 30, 2003, we were in compliance with all of these covenants. Certain of our domestic, unregulated subsidiaries provide guarantees and have granted security interests to the lenders in substantially all of their personal property in order to secure our obligations under the senior credit facility. We have also pledged the equity of certain of our subsidiaries to the lenders. Prior to September 15, 2003, some of our domestic, unregulated subsidiaries were restricted from guaranteeing the senior credit facility by the terms of the FHP senior notes. As the FHP senior notes were repaid in full on September 15, 2003, these subsidiaries now fully and unconditionally guarantee the senior credit facility.

In October 2003, our debt was rated below investment grade by the major credit rating agencies as follows:

Convertible
		Senior Credit		10 3/4%		Subordinated
Agency	Outlook	Facility		Senior Notes		Debentures

Moody’s	Stable	B	1	B	2	B	3
Standard & Poor’s	Positive	B	B-	B	B-	B
Fitch IBCA	Stable	B	B	B	B-	B	+

Consequently, if we seek to raise funds in capital markets transactions, our ability to do so will be limited to issuing additional non-investment grade debt or issuing equity and/or equity-linked instruments.

We expect to fund our working capital requirements and capital expenditures during the next twelve months from our cash flow from operations or from capital market transactions. We have taken a number of steps to increase our internally generated cash flow, including increasing premiums, increasing our marketing of specialty product lines, introducing new products to generate new revenue sources and reducing our health care expenses by, among other things, exiting from unprofitable markets and cost savings initiatives. If our cash flow is less than we expect due to one or more of the risk factors described in “Cautionary Statements,” or our cash flow requirements increase for reasons we do not currently foresee, then we may need to draw down available funds on our revolving line of credit which matures in June 2006 or issue additional debt or equity securities. A failure to comply with any covenant in the senior credit facility could make funds under our revolving line of credit unavailable. We also may be required to take additional actions to reduce our cash flow requirements, including the deferral of planned investments aimed at reducing our selling, general and administrative expenses. The deferral or cancellation of any investments could have a material adverse impact on our ability to meet our short-term business objectives. We regularly evaluate cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. We may elect to raise additional funds for these purposes either through additional debt or equity, the sale of investment securities or otherwise as appropriate. We have an effective shelf registration statement on file with the Securities and Exchange Commission under which we may sell common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units in one or more offerings from time to time up to a total dollar amount of $600 million. The actual amount of any securities issued, the terms of those securities and the intended use of the proceeds from any sale, will be determined at the time of sale, if any such sale occurs.

Other Balance Sheet Change Explanations

Medical Claims and Benefits Payable. The majority of our medical claims and benefits payable represents liabilities related to our risk-based contracts. Under risk-based contracts, claims are payable once incurred and cash disbursements are made to health care providers for services provided to members after the related claim has been submitted and adjudicated. Under capitated contracts, health care providers are prepaid on a fixed-fee per-member per-month basis, regardless of the services provided to members. The liabilities that arise for capitated contracts relate to timing issues primarily due to membership changes that may occur. As of September 30, 2003, approximately 82% of medical claims and benefits payable was attributable to risk-based contracts.

The following table presents the breakdown of our medical claims and benefits payable:

	September 30,	December 31,
	2003	2002

	(amounts in millions)
Incurred But Not Reported (IBNR)	$779	$753
Capitation and All Other Medical Claims and Benefits Payable	259	291

Medical Claims and Benefits Payable	$1,038	$1,044

Medical claims and benefits payable as of September 30, 2003 decreased $6 million from the balance as of December 31, 2002, primarily due to a $26 million increase in IBNR as a result of an increase in commercial risk membership and commercial health care costs per member, offset by a reduction of $32 million in capitation and all other medical claims and benefits payable due primarily to annual settlements of provider risk sharing programs through payouts or by offsetting of risk program receivables against risk program liabilities.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities increased $44 million from December 31, 2002, primarily due to an increase of $36 million in accrued taxes, $21 million related to the timing of payments of trade accounts payable and other accruals and an increase of which was offset by a decrease of $9 million in Office of Personnel Management or, OPM, reserves and a decrease of $4 million in accrued compensation.

Stockholders’ Equity. The decrease in treasury stock and increase in additional paid-in capital from December 31, 2002 were primarily due to the reissuance of approximately 48,000 shares of treasury stock in connection with our employee benefit plans and approximately 739,300 shares of restricted common stock that we granted as part of an employee recognition and retention program during the nine months ended September 30, 2003.

Adoption of New Accounting Policy — Stock-Based Compensation

For the nine months ended September 30, 2003, we recognized approximately $5 million, net of tax, of compensation expense related to stock-based employee and director compensation. Prior to 2003, we accounted for our stock-based employee and director compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Stock-based employee and director compensation cost was not reflected in the net loss for the nine months ended September 30, 2002, because all options granted under our plans had exercise prices equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, on a prospective basis for all employee and director awards granted, modified, or settled after January 1, 2003. Awards typically vest over four years. Therefore, the cost related to stock-based employee and director compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards granted, modified or settled since October 1, 1995. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. The accounting estimates that we believe involve the most complex judgments, and are the most critical to the accurate reporting of our financial condition and results of operations include the following:

Incurred But Not Reported or Paid Claims Reserves. We estimate the amount of our reserves for claims incurred but not reported (including those received but not yet paid), or IBNR, under our risk-based provider contracts and our fee-for service carve-outs from our capitated provider contracts, primarily using standard actuarial methodologies based on historical data. These standard actuarial methodologies include, among other factors, contractual requirements, historical utilization trends, the interval between the date services are rendered and the date claims are received and/or paid, denied claims activity, disputed claims activity, benefit changes, expected health care cost inflation, seasonality patterns and changes in membership. In developing the IBNR estimate, we apply different estimation methods depending on the month for which incurred claims are being estimated. For example, we actuarially calculate completion factors using our analysis of claims payment patterns over the most recent 36-month period. The completion factor is an actuarial estimate, based upon historical experience, of the percentage of claims incurred during a given period that has been adjudicated by us as of the date of estimation. We then apply these completion factors to the actual claims paid to-date for each incurral month, except for the most recent months, to estimate the expected amount of ultimate incurred claims for each of these months. We do not believe that completion factors are a reliable basis for estimating claims incurred for the most recent two to four months, because claims likely have not had enough time to achieve a trendable level of completion. Therefore, for the more recent months, we estimate our claims incurred by applying observed trend factors to the per member per month (PMPM) costs for prior months, which costs have been estimated using completion factors, in order to estimate the PMPMs for the most recent months. We validate our estimates of the most recent PMPMs by comparing the most recent months’ utilization levels to the utilization levels in older months. This approach is consistently applied from period to period.

The completion factors and claims PMPM trend factors are the most significant factors we use in estimating our IBNR. The following table illustrates the sensitivity of these factors and the estimated potential impact on the Company’s operating results caused by these factors:

Completion Factor(a)	Increase (Decrease) in
Increase (Decrease) in Factor	Medical Claims Payable

(amounts in millions)
(3%)	$40
(2%)	26
(1%)	13
1%	(13)
2%	(25)
3%	(37)

Claims Trend Factor(b)	Increase (Decrease) in
Increase (Decrease) in Factor	Medical Claims Payable

(amounts in millions)
(3%)	$(3)
(2%)	(2)
(1%)	(1)
1%	1
2%	2
3%	3

(a)	Reflects estimated potential changes in medical claims payable caused by changes in completion factors in each of the most recent four months.

(b)	Reflects estimated potential changes in medical claims payable caused by changes in annualized claims trend used for the estimation of per member per month claims for the most recent four months.

In addition, assuming a hypothetical 1% difference between our September 30, 2003 estimated claims liability and the actual claims incurred run-out, net income for the three months ended September 30, 2003 would increase or decrease by approximately $7.8 million, while diluted net income per share would increase or decrease by $.12 per share, net of tax.

The estimates for submitted claims and IBNR claims liabilities are made on an accrual basis and adjusted, based on actual claims data, in future periods as required. Adjustments to prior period estimates, if any, are included in the current period. We also consider exceptional situations that might require judgmental adjustments in establishing our best estimate, such as system conversions, processing interruptions, or environmental changes. None of these factors had a material impact on the development of our claims payable estimates during any of the periods reflected in this filing.

For new products, such as our PPO products, estimates are initially based on health care cost data provided by third parties. This data includes assumptions for member age, gender and geography. The models that we use to prepare estimates for each product are adjusted to be in line with the approach discussed above as we accumulate actual claims data. Such estimates could materially understate or overstate our actual liability for medical claims and benefits payable.

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

Our performance depends in part upon our ability to implement our business strategy of expanding our product portfolio and becoming a full service managed care company, reducing our participation in the Medicare+Choice program, and ultimately evolving into a consumer health services company. In 2002, we experienced a decline in revenue from our reduced participation in Medicare+Choice and a loss of unprofitable commercial membership and in the first nine months of 2003, our revenues from Medicare+Choice have continued to decline. We are seeking to replace revenue and increase our commercial business through a number of new product initiatives. Our revenues could decline if we lose membership, fail to increase membership in targeted markets or fail to gain market acceptance for new products for any reason, including:

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

HIPAA includes administrative simplification provisions directed at standardizing transactions and codes and seeking protections for confidentiality and security of patient data. Our information systems and business processes have been modified to comply with HIPAA regulations regarding standardizing transactions and codes and we expect to incur some additional expenses as we work with our vendors and customers towards their compliance efforts. We may also incur transactional costs and additional expenses in the event our existing vendors are not HIPAA compliant and we are required to transition to other vendors. We also expect to incur expense to refine existing processes and contracts to comply with HIPAA security, which has a compliance date in 2005. We will continue to monitor any new HIPAA requirements and mandated compliance timeframes for potential impact to processes and expense. To the extent that our estimated HIPAA compliance costs are less than our actual HIPAA compliance costs, amounts we had budgeted for other purposes will need to be used for HIPAA compliance which may adversely affect our ability to execute portions of our business strategy or may increase our selling, general and administrative expenses.

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

We operate in highly competitive markets. Consolidation of acute care hospitals and continuing consolidation of insurance carriers, other HMOs, employer self-funded programs and PPOs, some of which have substantially larger enrollments or greater financial resources than ours, has created competition for hospitals, physicians and members, impacting profitability and the ability to influence medical management. The cost of providing benefits is in many instances the controlling factor in obtaining and retaining employer groups as clients and some of our competitors have set premium rates at levels below our rates for comparable products. We anticipate that premium pricing will continue to be highly competitive. In addition, PBM companies have continued to consolidate, competing with our PBM, Prescription Solutions. Some PBMs possess greater financial, marketing and other resources than we possess. If we are unable to compete effectively in any of our markets, our business may be adversely affected.

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

State and federal governments are continually considering changes to the laws and regulations regulating our industry, and are currently considering laws and regulations relating to:

•	increasing minimum capital or risk based capital requirements;

•	mandating benefits and products;

•	restricting a health plan’s ability to limit coverage to medically necessary care;

•	reducing the reimbursement or payment levels for government funded programs;

•	imposing guidelines for pharmaceutical manufacturers that would cause pharmaceutical companies to restructure the financial terms of their business arrangements with PBMs, HMOs or other health plans;

•	patients’ bill of rights legislation at the state and federal level that would hold HMOs liable for medical malpractice;

•	limiting a health plan’s ability to capitate physicians and hospitals or delegate financial risk, utilization review, quality assurance or other medical decisions to our contracting physicians and hospitals;

•	restricting a health plan’s ability to select and terminate providers in our networks;

•	allowing independent physicians to collectively bargain with health plans on a number of issues, including financial compensation;

•	adding further restrictions and administrative requirements on the use, retention, transmission, processing, protection and disclosure of personally identifiable health information; and

•	tightening time periods for the timely payment and administration of health care claims and imposing financial and other penalties for non-compliance.

All of these proposals could apply to us and could increase our health care costs, decrease our membership or otherwise adversely affect our revenue and our profitability.

Our investment portfolio is subject to economic and market conditions as well as regulation that may adversely affect the performance of the portfolio.

The market value of our investments fluctuates depending upon economic and market conditions. The investment income we earn has been negatively impacted by the lower interest rates prevailing in United States financial markets. In periods of declining interest rates, bond calls and mortgage loan prepayments generally increase, resulting in the reinvestment of these funds at the then lower market rates. Our regulated subsidiaries are also subject to state laws and regulations that require diversification of our investment portfolio and limit the amount of investments we can make in riskier investments that could generate higher returns. In some cases, these laws could require the sale of investments in our portfolio. We cannot be certain that our investment portfolio will produce total positive returns in future periods or that we will not sell investments at prices that are less than the carrying value of these investments.

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

Nearly all of our subsidiaries are subject to HMO regulations or insurance regulations and may be subject to substantial supervision by one or more HMO or insurance regulators. Subsidiaries subject to regulation must meet or exceed various capital standards imposed by HMO or insurance regulations, which may from time to time impact the amount of funds the subsidiaries can pay to us. Our subsidiaries are not obligated to make funds available to us. Additionally, from time to time, we advance funds in the form of a loan or capital contribution to our subsidiaries to assist them in satisfying state financial requirements. We may provide additional funding to a subsidiary if a state regulator imposes additional financial requirements due to concerns about the financial position of the subsidiary or if there is an adverse effect resulting from changes to the risk-based capital requirements. This may in turn affect the subsidiary’s ability to pay state-regulated dividends or make other cash transfers.

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

Our PBM is also subject to federal and state anti-remuneration laws that govern its relationships with pharmaceutical manufacturers. Federal and state legislatures are considering new regulations for the industry that could adversely affect current industry practices, including the receipt of rebates from pharmaceutical companies. In addition, if a court were to determine that our PBM acts as a fiduciary under ERISA, we could be subject to claims for alleged breaches of fiduciary obligations in implementation of formularies, preferred drug listings and therapeutic intervention programs and other transactions. We also conduct business as a mail order pharmacy, which subjects us to extensive federal, state and local regulation, as well as risks inherent in the packaging and distribution of pharmaceuticals and other health care products. The failure to adhere to these regulations could expose our PBM subsidiary to civil and criminal penalties. We also face potential claims in connection with claimed errors by our mail order pharmacy.

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

Item 4: Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer, or CEO, and chief financial officer, or CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2003.

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

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

      See Note 8 of the Notes to Condensed Consolidated Financial Statements.

Item 2: Changes In Securities/ Recent Sales of Unregistered Securities

      We have an effective shelf registration statement on file with the Securities and Exchange Commission under which we may sell common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units in one or more offerings from time to time up to a total dollar amount of $600 million. The actual amount of any securities issued, the terms of those securities and the intended use of the proceeds from any sale, will be determined at the time of sale, if any such sale occurs.

Item 3: Defaults Upon Senior Securities

      None.

Item 4: Submission of Matters to a Vote of Security Holders

      None.

Item 5: Other Information

      None.

Item 6: Exhibits and Reports on Form 8-K

      (a) Exhibits

3.01	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-3 (File No. 333-83069)).
3.02	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K, dated November 19, 1999).
3.03	Amendment to Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.03 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).
3.04	Bylaws of Registrant (incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form S-3 (File No. 333-83069)).
3.05	Amendment to Bylaws of Registrant (incorporated by reference to Exhibit 3.03 to Registrant’s Form 10-K for the year ended December 31, 2001).
3.06	Fourth Amendment to Bylaws of Registrant (incorporated by reference to Exhibit 3.04 to Registrant’s Form 10-K for the year ended December 31, 2002).
*3.07	Fifth Amendment to Bylaws of Registrant, a copy of which is filed herewith.
4.01	Form of Specimen Certificate For Registrant’s Common Stock (incorporated by reference to Exhibit 4.02 to Registrant’s Form 10-K for the year ended December 31, 1999).
4.02	First Supplemental Indenture, dated as of February 14, 1997, by and among the Registrant, FHP International Corporation and The Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 4.01 to Registrant’s Form 10-Q for the quarter ended March 31, 1997).
4.03	Indenture, dated as of November 22, 2002, between Registrant and U.S. Bank National Association (as Trustee) (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-3 (File No. 333-102909)).
4.04	Registration Rights Agreement, dated as of November 22, 2002, between the Registrant and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-3 (File No. 333-102909)).
4.05	Indenture dated as of May 21, 2002 among PacifiCare Health Systems, Inc. as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc. and SeniorCo, Inc., as initial subsidiary guarantors, and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).
4.06	Registration Rights Agreement dated May 21, 2002 by and among PacifiCare Health Systems, Inc., PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc., SeniorCo, Inc., Morgan Stanley & Co. Incorporated, and UBS Warburg LLC (incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).
4.07	Specimen form of Exchange Global Note for the 10 3/4% Senior Notes due 2009 (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704).
4.08	Rights Agreement, dated as of November 19, 1999, between the Registrant and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K, dated November 19, 1999).
10.01	Senior Executive Employment Agreement, dated as of November 1, 2001, between the Registrant and Howard G. Phanstiel (incorporated by reference to Exhibit 10.01 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.02	Senior Executive Employment Agreement, dated as of August 1, 2001, between the Registrant and Gregory W. Scott (incorporated by reference to Exhibit 10.04 to Registrant’s Form 10-K for the year ended December 31, 2001).

10.03	Senior Executive Employment Agreement, dated as of March 1, 2002, between Registrant and Bradford A. Bowlus (incorporated by reference to Exhibit 99.4 to Registrant’s Form 10-Q for the quarter ended March 31, 2002).
10.04	Termination of Consulting Agreement, dated as of September 17, 2002, between the Registrant and David A. Reed (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2002).
10.05	Senior Executive Employment Agreement, dated as of July 22, 2002, between the Registrant and Jacqueline B. Kosecoff, Ph.D. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended September 30, 2002).
10.06	Senior Executive Employment Agreement, dated as of March 30, 2001, between the Registrant and Kathy Feeny (incorporated by reference to Exhibit 10.06 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.07	First Amendment, dated as of March 30, 2001, to Senior Executive Agreement, dated as of March 30, 2001 between Registrant and Kathy Feeny (incorporated by reference to Exhibit 10.07 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.08	Second Amendment, dated as of April 15, 2002, to Senior Executive Agreement, dated as of March 30, 2001, as amended, between Registrant and Kathy Feeny (incorporated by reference to Exhibit 10.08 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.09	Senior Executive Employment Agreement, dated as of January 1, 2002, between the Registrant and Joseph S. Konowiecki (incorporated by reference to Exhibit 10.26 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.10	Senior Executive Employment Agreement, dated as of December 2, 2002, between Registrant and Sharon D. Garrett (incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.11	1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit 10.05 to Registrant’s Form 8-B, dated January 23, 1997).
10.12	First Amendment to 1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit D to Registrant’s Proxy Statement, dated May 25, 1999).
10.13	Second Amendment to the 1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).
10.14	2000 Employee Plan (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-44038)).
10.15	First Amendment to the 2000 Employee Plan of the Registrant (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).
10.16	Amended and Restated 2000 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 1 to Registrant’s Proxy Statement, dated May 18, 2001).
10.17	First Amendment to the Amended and Restated 2000 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).
*10.18	Second Amendment to the Amended and Restated 2000 Non-Employee Directors Stock Plan, a copy of which is filed herewith.
10.19	Amended and Restated 1996 Non-Officer Directors Stock Plan (incorporated by reference to Exhibit E to Registrant’s Proxy Statement, dated May 25, 1999).
10.20	First Amendment to Amended and Restated 1996 Non-Officer Directors Stock Option Plan (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-8, (File No. 333-49272)).
10.21	1996 Management Incentive Compensation Plan of the Registrant (incorporated by reference to Exhibit 10.07 to Registrant’s Form 8-B, dated January 23, 1997).

10.22	2003 Management Incentive Compensation Plan of the Registrant (incorporated by reference to Annex B to Registrant’s Proxy Statement, dated May 8, 2003).
10.23	Amended 1997 Premium Priced Stock Option Plan of the Registrant (incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement, dated April 28, 1998).
10.24	First Amendment to Amended 1997 Premium Priced Stock Option Plan, dated as of August 27, 1998 (incorporated by reference to Exhibit 10.12 to Registrant’s Form 10-K for the year ended December 31, 1998).
10.25	Third Amended and Restated PacifiCare Health Systems, Inc. Stock Unit Deferred Compensation Plan, dated January 1, 2002 (incorporated by reference to Exhibit 10.20 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.26	First Amendment, dated as of January 22, 2003, to the Third Amended and Restated PacifiCare Health Systems, Inc. Stock Unit Deferred Compensation Plan, dated January 1, 2002 (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2002).
*10.27	Third Amended and Restated PacifiCare Health Systems, Inc. Non-Qualified Deferred Compensation Plan, dated as of October 23, 2003, a copy of which is filed herewith.
10.28	Second Amended and Restated PacifiCare Health Systems, Inc. Statutory Restoration Plan, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.23 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.29	2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 1 to PacifiCare Health Systems Inc.’s Proxy Statement dated May 8, 2002 (File No. 000-21949)).
10.30	Form of Contract with Eligible Medicare+Choice Organization and the Centers for Medicare and Medicaid Services for the period January 1, 2002 to December 31, 2002 (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).
10.31	Form of Indemnification Agreement by and between the Registrant and certain of its Directors and Executive Officers (incorporated by reference to Exhibit 10.26 to Registrant’s Form 10-Q for the quarter ended March 31, 2003).
10.32	Information Technology Services Agreement, dated as of December 31, 2001, between the Registrant and International Business Machines Corporation (incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.33	Information Technology Services Agreement, dated as of January 11, 2002, between the Registrant and Keane, Inc. (incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.34	Credit Agreement, dated as of June 3, 2003, between the Registrant, the Subsidiary Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).
10.35	Common Stock Purchase Agreement, dated as of December 4, 2001, by and between the Registrant and Acqua Wellington North American Equities Fund Ltd. (incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-3 (File No. 333-74812)).
10.36	Memorandum of Understanding, dated as of March 21, 2003, by and among the State of Texas, the Office of the Attorney General, the Texas Department of Insurance, including the Texas Insurance Commissioner, and PacifiCare of Texas, Inc. (incorporated by reference to Exhibit 10.35 to Registrant’s Form 10-Q for the quarter ended March 31, 2003).
10.37	Definitive Settlement Agreement, dated as of July 23, 2003, by and among the State of Texas, the Office of the Attorney General, the Texas Department of Insurance, including the Texas Insurance Commissioner, and PacifiCare of Texas, Inc. (incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).
*15	Letter re: Unaudited Interim Financial Information, a copy of which is filed herewith.
*20	Independent Accountants’ Review Report, a copy of which is filed herewith.

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*	A copy of this exhibit is being filed with this Quarterly Report on Form 10-Q.

(b) Reports on Form 8-K.

The following reports on Form 8-K were filed during the quarter ended September 30, 2003:

On July 10, 2003, we filed a Form 8-K wherein we announced the resignation of Sanford M. Litvack from the Board of Directors effective June 30, 2003.

On July 31, 2003, we filed a Form 8-K that filed a press release wherein we announced our financial results for the quarter ended June 30, 2003.

On August 4, 2003, we filed a Form 8-K that filed a press release wherein we provided clarification on the effect of the potential issuance of common stock in connection with our outstanding convertible debt.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICARE HEALTH SYSTEMS, INC.

(Registrant)

Date: November 6, 2003	By: /s/ GREGORY W. SCOTT Gregory W. Scott Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 6, 2003	By: /s/ PETER A. REYNOLDS Peter A. Reynolds Senior Vice President and Corporate Controller (Chief Accounting Officer)

EXHIBIT INDEX

3.01	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-3 (File No. 333-83069)).
3.02	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K, dated November 19, 1999).
3.03	Amendment to Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.03 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).
3.04	Bylaws of Registrant (incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form S-3 (File No. 333-83069)).
3.05	Amendment to Bylaws of Registrant (incorporated by reference to Exhibit 3.03 to Registrant’s Form 10-K for the year ended December 31, 2001).
3.06	Fourth Amendment to Bylaws of Registrant (incorporated by reference to Exhibit 3.04 to Registrant’s Form 10-K for the year ended December 31, 2002).
*3.07	Fifth Amendment to Bylaws of Registrant, a copy of which is filed herewith.
4.01	Form of Specimen Certificate For Registrant’s Common Stock (incorporated by reference to Exhibit 4.02 to Registrant’s Form 10-K for the year ended December 31, 1999).
4.02	First Supplemental Indenture, dated as of February 14, 1997, by and among the Registrant, FHP International Corporation and The Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 4.01 to Registrant’s Form 10-Q for the quarter ended March 31, 1997).
4.03	Indenture, dated as of November 22, 2002, between Registrant and U.S. Bank National Association (as Trustee) (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-3 (File No. 333-102909)).
4.04	Registration Rights Agreement, dated as of November 22, 2002, between the Registrant and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-3 (File No. 333-102909)).
4.05	Indenture dated as of May 21, 2002 among PacifiCare Health Systems, Inc. as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc. and SeniorCo, Inc., as initial subsidiary guarantors, and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).
4.06	Registration Rights Agreement dated May 21, 2002 by and among PacifiCare Health Systems, Inc., PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc., SeniorCo, Inc., Morgan Stanley & Co. Incorporated, and UBS Warburg LLC (incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).
4.07	Specimen form of Exchange Global Note for the 10 3/4% Senior Notes due 2009 (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704).
4.08	Rights Agreement, dated as of November 19, 1999, between the Registrant and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K, dated November 19, 1999).
10.01	Senior Executive Employment Agreement, dated as of November 1, 2001, between the Registrant and Howard G. Phanstiel (incorporated by reference to Exhibit 10.01 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.02	Senior Executive Employment Agreement, dated as of August 1, 2001, between the Registrant and Gregory W. Scott (incorporated by reference to Exhibit 10.04 to Registrant’s Form 10-K for the year ended December 31, 2001).

10.03	Senior Executive Employment Agreement, dated as of March 1, 2002, between Registrant and Bradford A. Bowlus (incorporated by reference to Exhibit 99.4 to Registrant’s Form 10-Q for the quarter ended March 31, 2002).
10.04	Termination of Consulting Agreement, dated as of September 17, 2002, between the Registrant and David A. Reed (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2002).
10.05	Senior Executive Employment Agreement, dated as of July 22, 2002, between the Registrant and Jacqueline B. Kosecoff, Ph.D. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended September 30, 2002).
10.06	Senior Executive Employment Agreement, dated as of March 30, 2001, between the Registrant and Kathy Feeny (incorporated by reference to Exhibit 10.06 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.07	First Amendment, dated as of March 30, 2001, to Senior Executive Agreement, dated as of March 30, 2001 between Registrant and Kathy Feeny (incorporated by reference to Exhibit 10.07 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.08	Second Amendment, dated as of April 15, 2002, to Senior Executive Agreement, dated as of March 30, 2001, as amended, between Registrant and Kathy Feeny (incorporated by reference to Exhibit 10.08 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.09	Senior Executive Employment Agreement, dated as of January 1, 2002, between the Registrant and Joseph S. Konowiecki (incorporated by reference to Exhibit 10.26 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.10	Senior Executive Employment Agreement, dated as of December 2, 2002, between Registrant and Sharon D. Garrett (incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.11	1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit 10.05 to Registrant’s Form 8-B, dated January 23, 1997).
10.12	First Amendment to 1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit D to Registrant’s Proxy Statement, dated May 25, 1999).
10.13	Second Amendment to the 1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).
10.14	2000 Employee Plan (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-44038)).
10.15	First Amendment to the 2000 Employee Plan of the Registrant (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).
10.16	Amended and Restated 2000 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 1 to Registrant’s Proxy Statement, dated May 18, 2001).
10.17	First Amendment to the Amended and Restated 2000 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).
*10.18	Second Amendment to the Amended and Restated 2000 Non-Employee Directors Stock Plan, a copy of which is filed herewith.
10.19	Amended and Restated 1996 Non-Officer Directors Stock Plan (incorporated by reference to Exhibit E to Registrant’s Proxy Statement, dated May 25, 1999).
10.20	First Amendment to Amended and Restated 1996 Non-Officer Directors Stock Option Plan (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-8, (File No. 333-49272)).

10.21	1996 Management Incentive Compensation Plan of the Registrant (incorporated by reference to Exhibit 10.07 to Registrant’s Form 8-B, dated January 23, 1997).
10.22	2003 Management Incentive Compensation Plan of the Registrant (incorporated by reference to Annex B to Registrant’s Proxy Statement, dated May 8, 2003).
10.23	Amended 1997 Premium Priced Stock Option Plan of the Registrant (incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement, dated April 28, 1998).
10.24	First Amendment to Amended 1997 Premium Priced Stock Option Plan, dated as of August 27, 1998 (incorporated by reference to Exhibit 10.12 to Registrant’s Form 10-K for the year ended December 31, 1998).
10.25	Third Amended and Restated PacifiCare Health Systems, Inc. Stock Unit Deferred Compensation Plan, dated January 1, 2002 (incorporated by reference to Exhibit 10.20 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.26	First Amendment, dated as of January 22, 2003, to the Third Amended and Restated PacifiCare Health Systems, Inc. Stock Unit Deferred Compensation Plan, dated January 1, 2002 (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2002).
*10.27	Third Amended and Restated PacifiCare Health Systems, Inc. Non-Qualified Deferred Compensation Plan, dated as of October 23, 2003, a copy of which is filed herewith.
10.28	Second Amended and Restated PacifiCare Health Systems, Inc. Statutory Restoration Plan, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.23 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.29	2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 1 to PacifiCare Health Systems Inc.’s Proxy Statement dated May 8, 2002 (File No. 000-21949)).
10.30	Form of Contract with Eligible Medicare+Choice Organization and the Centers for Medicare and Medicaid Services for the period January 1, 2002 to December 31, 2002 (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).
10.31	Form of Indemnification Agreement by and between the Registrant and certain of its Directors and Executive Officers (incorporated by reference to Exhibit 10.26 to Registrant’s Form 10-Q for the quarter ended March 31, 2003).
10.32	Information Technology Services Agreement, dated as of December 31, 2001, between the Registrant and International Business Machines Corporation (incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.33	Information Technology Services Agreement, dated as of January 11, 2002, between the Registrant and Keane, Inc. (incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.34	Credit Agreement, dated as of June 3, 2003, between the Registrant, the Subsidiary Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).
10.35	Common Stock Purchase Agreement, dated as of December 4, 2001, by and between the Registrant and Acqua Wellington North American Equities Fund Ltd. (incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-3 (File No. 333-74812)).
10.36	Memorandum of Understanding, dated as of March 21, 2003, by and among the State of Texas, the Office of the Attorney General, the Texas Department of Insurance, including the Texas Insurance Commissioner, and PacifiCare of Texas, Inc. (incorporated by reference to Exhibit 10.35 to Registrant’s Form 10-Q for the quarter ended March 31, 2003).

10.37	Definitive Settlement Agreement, dated as of July 23, 2003, by and among the State of Texas, the Office of the Attorney General, the Texas Department of Insurance, including the Texas Insurance Commissioner, and PacifiCare of Texas, Inc. (incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).
*15	Letter re: Unaudited Interim Financial Information, a copy of which is filed herewith.
*20	Independent Accountants’ Review Report, a copy of which is filed herewith.
*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*	A copy of this exhibit is being filed with this Quarterly Report on Form 10-Q.