Form 10-K
period 2003-12-31
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 2004-03-05
CIK 1027974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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
Common Stock, par value $0.01

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by §13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes ☑         No ☐

Non-affiliates of the Registrant held approximately $1,833,500,000 of the aggregate market value of common stock on June 30, 2003.

There were approximately 85,682,000 shares of common stock outstanding on February 27, 2004.

The following sections of the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference under Parts II and III of this Form 10-K:

1.	Board of Directors
2.	Director Compensation
3.	Executive Officers
4.	Section 16(a) Beneficial Ownership Reporting Compliance
5.	Activities of the Board of Directors and its Committees
6.	Audit Committee Report
7.	Code of Ethics
8.	Procedures for Stockholder Recommendations of Board Nominees and Stockholder Proposals
9.	Executive Compensation
10.	Principal Stockholders
11.	Equity-Based Instruments Held by Management
12.	Equity Compensation Plan Information
13.	Certain Relationships and Related Transactions
14.	Independent Auditor Fees

With the exception of the portions of the definitive Proxy Statement that are incorporated by reference under Parts II and III of this Form 10-K, the definitive Proxy Statement is not deemed filed as part of this Form 10-K.

PACIFICARE HEALTH SYSTEMS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2003

		Page

PART I
Item 1.	Business	1
Item 2.	Properties	11
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11
PART II
Item 5.	Market for the Company’s Common Equity and Related Stockholder Matters	12
Item 6.	Selected Financial Data	14
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 8.	Consolidated Financial Statements and Supplementary Data	47
Item 9.	Changes in and Disagreements with Accountants and Accounting and Financial Disclosure	47
Item 9A.	Controls and Procedures	48
PART III
Item 10.	Directors and Executive Officers of the Registrant	49
Item 11.	Executive Compensation	49
Item 12.	Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters	49
Item 13.	Certain Relationships and Related Transactions	49
Item 14.	Principal Accounting Fees and Services	49
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	50
EXHIBIT 3.04
EXHIBIT 4.06
EXHIBIT 10.10
EXHIBIT 21
EXHIBIT 10.30
EXHIBIT 10.35
EXHIBIT 10.36
EXHIBIT 14.1
EXHIBIT 21
EXHIBIT 23
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.01
EXHIBIT 32.02

i

PART I

ITEM 1.     BUSINESS

Introduction

We offer managed care and other health insurance products to employer groups and Medicare beneficiaries primarily in eight Western states and Guam. Our commercial and senior plans are designed to deliver quality health care and customer service to members cost-effectively. These programs include health maintenance organizations, or HMOs, preferred provider organizations, or PPOs, and Medicare Supplement products. We also offer a variety of specialty managed care products and services that employees can purchase as a supplement to our basic commercial and senior medical plans or as stand-alone products. These products include pharmacy benefit management, or PBM, services, behavioral health services, group life and health insurance and dental and vision benefit plans. As of December 31, 2003, we had approximately 2.9 million HMO and other commercial and senior product members and approximately 9.4 million members in our PBM, dental and behavioral plans, including both members covered by our commercial or senior HMOs, and members who are unaffiliated with our HMOs.

We were formed in 1996 as a Delaware corporation and are the successor to a California corporation that was formed in 1983 and reincorporated as a Delaware corporation in 1985. Our principal executive offices are located at 5995 Plaza Drive, Cypress, California 90630, and our telephone number is (714) 952-1121.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are currently available free of charge to the general public through our website at www.pacificare.com. These reports are accessible on our website after being filed with the SEC. These reports are also available at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

This Annual Report on Form 10-K contains both historical and forward-looking information. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Cautionary Statements” for a description of a number of factors that could adversely affect our results.

Business Strategy

Our mission is to create long-term stockholder value as a consumer health organization committed to making people’s lives healthier and more secure. Our strategy to achieve this mission is to continue the innovative expansion of our health care services portfolio, increase membership in our commercial and specialty businesses, and maintain and grow our Medicare+Choice business. We intend to accomplish this by taking advantage of opportunities in some markets to compete with the standard government Medicare program for new members, and by aligning our organization to meet the financial, health and wellness needs of our members.

We believe that employers and consumers desire innovative health care products that provide flexible network benefit design and financing components. We are continuing to design and offer new products such as our self-directed health plan product, a low cost plan which offers incentives to consumers to help contain costs through a broad based PPO network, as well as tiered network products and value network products that allow consumers to make trade-offs based upon breadth of network, quality measures and costs.

We operate one of the largest Medicare+Choice programs in the United States and we have used our long experience in working with seniors to operate our program cost-effectively in what was a declining Medicare funding environment. On December 8, 2003, the President signed the new Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or DIMA, into law. This law increases the Medicare+Choice reimbursement payment formula, creates a prescription drug discount card program in 2004-2005 and establishes a new Part D Medicare prescription drug benefit beginning in 2006. With the changes in Medicare funding, we expect to be able to improve our competitive position in Medicare+Choice beginning in 2004 for the following reasons:

•	Increased government funding under the newly enacted DIMA legislation allows us to improve previously reduced benefits and reduce member premiums, co-payments and deductibles;

•	Enhanced benefits, such as prescription drugs and lower out-of-pocket payments, should also make our Medicare+Choice HMO more competitive with the government’s traditional Medicare program. We already offer prescription drug coverage that will not be available under traditional Medicare until 2006; and

•	We are well positioned to establish a greater market presence due to our long standing commitment to the Medicare+Choice market even during times when adequate funding may not have been available.

Products

We have developed products and services in order to meet the needs of our commercial and senior customers. In developing our products and marketing plans, we take into account the differing needs of our customers and believe that we create cost-effective, quality health care service options.

Commercial Products

Our commercial HMO and PPO products may be offered on a stand-alone basis or may be bundled with our specialty products and services, including PBM, behavioral health services, group life and health insurance products, and dental and vision services, providing employer groups and individuals with more benefit options from a single source and the ability to design tailored benefit programs. We also sell our specialty products and services on a stand-alone basis to unaffiliated health plans and employer groups.

Our HMO plans provide health care benefits to commercial members through a defined provider network in which members typically pay a fixed copayment for services accessed. We have a broad network that as of December 31, 2003 included approximately 700 hospitals and 63,000 primary care and specialty physicians.

Our PPO network supplements our existing HMO network with additional health care providers and generally provides members with a broad selection of providers in any given geographic area. Additionally, access is extended to health care providers located outside of a given geographic area through out-of-network benefits that allow choice beyond the organized PPO network in exchange for reduced coverage or higher coinsurance or copayments. Our PPO products provide members open access to network providers, with no primary care physician coordinating care and simplified medical management practices.

We target a variety of plan sponsors including employer groups and other purchasing coalitions, as well as state and federal government agencies. We offer both HMO and PPO products in a broad spectrum of customer segments ranging from individuals and small groups to large employers. We also have contracts with the United States Office of Personnel Management, or OPM, to provide HMO services to members under the Federal Employee Health Benefit Program, or FEHBP, for federal employees, annuitants and their dependents.

As of December 31, 2003, we had approximately 2 million commercial HMO numbers and over 182,000 enrollees in our PPO products.

Specialty Products

We use our existing employer group and senior relationships to offer our specialty products and services in conjunction with our commercial and senior products. These specialty products and services include PBM, behavioral health services, group life and health insurance products, and dental and vision services. In addition, we sell our specialty products and services to unaffiliated health plans, union trusts, third party administrators and employer groups.

Prescription Solutions®. Prescription Solutions offered integrated PBM services (including mail order pharmacy services) to approximately 5 million people, including approximately 682,000 seniors, as of December 31, 2003. Prescription Solutions offers a broad range of innovative programs, products and services designed to enhance clinical outcomes with appropriate financial results for employers and members.

We believe Prescription Solutions’ strength lies in its ability to influence medical outcomes and reduce overall health care costs by focusing on appropriate prescription drug use. For example, through its formulary management program, Prescription Solutions uses lists of physician-recommended drugs in different therapeutic classes that have been reviewed for safety, efficacy and value to ensure that drugs prescribed are the lowest cost option among equally effective alternatives. Prescription Solutions operates independently of pharmaceutical or retail drug organizations, which allows it to focus primarily on improving clinical outcomes.

We believe that Prescription Solutions’ mail order capabilities also differentiate us from our health insurance competitors who do not have captive PBMs. Prescription Solutions operates an 84,000 square foot, fully automated facility in Carlsbad, California, which we believe can support our projected internal growth for the foreseeable future. Prescription Solutions aggressively promotes mail order pharmacy services as a convenient and cost-effective service for our members.

Behavioral Health Services. We provide behavioral health care services including managed mental health, employee assistance, care management and chemical dependency benefit programs. As of December 31, 2003, we provided these behavioral health care services to approximately 3.7 million affiliated and unaffiliated members through our provider network. Managed mental health and chemical dependency services are offered as a standard part of most of our commercial health plans and are sold in conjunction with our other commercial and Medicare products, and are sold on a stand-alone basis to unaffiliated health plans and employer groups.

Dental and Vision Services. We provide a broad range of dental and vision insurance and discount services. Plans include HMO, PPO and indemnity fee-for-service dental, and PPO vision benefits to individuals and employer groups. We also provide dental services to seniors through Secure Horizons. We provide a complete range of dental and vision product offerings for small, mid-size and large employers, regardless of their existing medical plan offering. As of December 31, 2003, we provided these dental and vision services to approximately 720,000 affiliated and unaffiliated members.

Group Life and Health Insurance. We are licensed to issue life and health care insurance in 40 states, including each of the states where our HMOs operate, the District of Columbia and Guam. By marketing our commercial health care product line in conjunction with supplemental insurance products, we are able to offer multi-option health and financial benefit programs. Other supplementary benefits offered to employer groups include basic life insurance, group term life insurance, indemnity dental and indemnity behavioral health benefits. We also offer life, accidental death and dismemberment and short-term and long-term disability products to our commercial employer groups under a private label arrangement with Continental Assurance Company, Continental Casualty Company and CNA Group Life Assurance Company.

Senior Products

We offer eligible Medicare beneficiaries access to Medicare+Choice and Medicare Supplement products through our Secure Horizons programs.

Medicare+Choice HMO. We are one of the largest Medicare+Choice HMOs in the United States as measured by membership with approximately 682,000 members as of December 31, 2003. Medicare is a federal program that provides persons age 65 and over and some disabled persons under the age of 65 a variety of hospital and medical insurance benefits. Most individuals eligible for Medicare are entitled to receive inpatient hospital care under Part A without the payment of any premium, but are required to pay a premium to the federal government, which is adjusted annually, to be eligible for physician care and other services under Part B. Even though they participate in both Part A and Part B of the traditional Medicare program, beneficiaries are still required to pay out-of-pocket deductibles and coinsurance.

We contract with the Centers for Medicare and Medicaid Services, or CMS, under the Medicare+Choice program to provide health insurance coverage in exchange for a fixed monthly payment per member that varies based on the geographic areas in which the members reside. Individuals who elect to participate in the Medicare+Choice program are relieved of the obligation to pay some or all of the deductible or coinsurance amounts and may receive benefits greater than the government program such as pharmacy drug coverage, but are generally required to use the services provided by the HMO exclusively and are required to pay a Part B premium to the Medicare program. These individuals also may be required to pay a monthly premium to the HMO.

Medicare Supplement Products. We are licensed in 22 states to offer group and individual senior supplement products and have licenses pending in ten states. These products are designed to fill gaps left by traditional Medicare coverage. For example, the Individual Supplement products pay for hospital deductibles, physician copayments and coinsurance for which an individual enrolled in the traditional Medicare program would otherwise be responsible. The Senior Supplement product provides employer groups with similar coverage options for their Medicare eligible retirees. The Secure Horizons Prescription Advantages Plan has no annual deductible, no annual maximums, and provides unlimited coverage for approximately 400 generic medications covering many chronic conditions and ailments. This plan offers discounts on most other drugs depending on how the drugs are purchased.

Physician and Hospital Relationships

Contracting Arrangements with Physicians and Hospitals

We maintain a network of qualified physicians, hospitals and other health care providers in every geographic area where we offer managed care products and services. Our contracting strategy is to base the type of contract utilized on our assessment of the underlying structure and strengths of the medical communities within the applicable geographic markets. In HMO markets with physicians and hospitals that we believe have the necessary infrastructure and financial strength to accept delegation for certain administrative services and prepayment for health care services, we may elect to use delegation and capitation contracts. In other circumstances, we may elect to use fee-for-service or other shared risk arrangements. Most of our physician and hospital contracts have a one-year term, however, we may also enter into multiple-year contracts with physician groups and hospitals to enhance network stability or provide greater predictability of future health care costs. Contracts for our PPO products are all fee-for-service.

Our provider contracting processes include analysis and modeling of underlying cost and utilization assumptions. Through these processes, we continually seek to identify strategies to better manage health care costs. We also focus on provider consultation and management tools, including thorough data reporting and financial analysis of expected performance of our contracts.

Underwriting

In establishing premium rates for our health care plans, we use underwriting criteria based upon our accumulated actuarial data, with adjustments for factors such as the physicians and hospitals utilized, claims experience, member demographic mix and industry differences. Predictive models using pharmacy data and health status are also used to identify health care costs that are likely to emerge. Our underwriting practices are filed and approved in states requiring those actions and in all states in which we operate in the individual, small group and Medicare Supplement markets. Because our members are in multiple states, our underwriting practices, especially in the individual, small group and Medicare Supplement markets, are subject to a variety of legislative and regulatory requirements and restrictions unique to the state in which a member resides.

Medical Management

Our profitability depends, in part, on our ability to control health care costs while providing quality care. Our medical management staff consists of doctors and nurses who monitor the medical treatment of our members in need of hospital and specialist care. In some cases, our medical managers are located on-site at some of our key hospitals.

Our medical management programs include:

•	Chronic Disease Management. We have created a wide range of disease management programs designed to provide specialized services to members with chronic disease states including among others, congestive heart failure, end-stage renal disease, chronic obstructive pulmonary disease and cancer. These programs focus on prevention, member education, and evidence-based care to improve our members’ lifestyle and reduce unnecessary or preventable hospitalization costs. These programs may be developed and managed internally or we may contract with third parties who have specialized expertise or technology within a specific diagnostic category;

•	Precertification of Admission. In the precertification stage, our medical managers verify that requests for hospitalization and specified health care procedures meet specific clinical criteria and are approved in advance;

•	Concurrent Review. Once our member has been admitted to the hospital for care, our on-site or telephonic medical managers provide administrative oversight of the hospitalization process. Our medical managers also monitor the discharge process and coordinate any outpatient services needed by the patient, including skilled nursing facility, home nursing care and rehabilitation therapy. We also contract with hospitalists to assist us in managing the care of hospitalized patients. Hospitalists are physicians who specialize in coordinating the care of patients during their stay in a hospital, including oversight of patients in the emergency room, coordinating appropriate admissions and level of care (including intensive care when appropriate), coordinating consultations with subspecialists and ordering tests and procedures;

•	Retrospective Review. Our retrospective review process involves confirming our certifications of services provided to our members when our medical management staff has not been concurrently involved in the hospitalization of our members. This process can also occur when our members receive emergency care at an out-of-area hospital or when medical claims may be disputed; and

•	Case Management. Our case management department provides multi-disciplinary coordination of personalized care for patients with complex medical conditions, including arranging access to appropriate medical and social services, to improve the health status and manage health care costs for these patients; in addition, specific case management programs have been implemented for the “frail member” and those with terminal illnesses.

Marketing

Our commercial products are marketed under the PacifiCare brand, which we believe has a reputation for quality and value. Our senior products are marketed under the Secure Horizons name, which we believe is one of the premier service marks in health care services among seniors in our markets in the western United States. We market our specialty products under the PacifiCare brand and our third-party unaffiliated PBM services under our Prescription Solutions service mark.

Marketing to our large group commercial customers is typically a two-step process in which we first market to the employer, then market directly to employees, primarily during their open enrollment periods, once the employer has selected our plan. For many of our larger commercial accounts the open enrollment periods typically occur during the fourth quarter of the calendar year. For some employer groups, we are the exclusive provider of health care products for their employees on a full-replacement basis. We also offer individual commercial products directly to consumers.

We use various techniques to attract commercial members, including work site presentations, direct mail, medical group tours and local advertising. We also use television, radio, billboard and print media to market our programs to potential commercial members. Further, we utilize multiple distribution channels such as general agents, an on-line price quoting service, and insurance brokers and consultants who represent many employer groups. These brokers and consultants work directly with employers to recommend or design employee benefits packages and select carriers to provide these services.

We believe that our understanding of the senior population and our attention to customer service differentiates our Secure Horizons program from competing products. We market our Secure Horizons programs to Medicare beneficiaries and caregivers for Medicare beneficiaries primarily through direct mail, telemarketing, our website, television, radio and community-based events with participating physician groups. Most Secure Horizons members enroll directly in a plan, generally without the involvement of insurance brokers, except when enrolling as part of an employer group retiree offering. We also have a national broker channel for some of our individual Medicare Supplement and Prescription Advantages products.

Management Information Systems and Claims Processing

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

We have established corporate goals to have our information technology, or IT, systems operate under one business platform and improve operational efficiency. Simplification and integration of the systems servicing our business are important components of controlling health care and administrative expenses and improving member satisfaction. To accomplish these goals, we have outsourced data processing operations and maintenance of older software applications so we can focus internally on new technologies. Additionally, we are opportunistically insourcing data center operations and software development as part of our long-term sourcing strategy.

We use these computer-based information systems as an important component of claims processing. We receive medical claims from physicians and hospitals for services to our members. Claims are reviewed to determine member eligibility, the quantity and kind of services performed and whether services were authorized, then adjudicated against pricing, claims rules and benefits. To help ensure timely and accurate payments, we regularly review reports on inventory levels and claims statistics that focus on claims turn-around time and accuracy of payment processing. We also perform a variety of claim audits and cost containment programs. We have significantly increased the number and percentage of claims processed electronically to improve claims turnaround times and accuracy.

Government Regulation

General HMO and Indemnity Regulation

We are subject to extensive federal and state regulations that govern the scope of benefits provided to our members. These regulations can vary significantly from jurisdiction to jurisdiction. Broad latitude is given to the agencies administering these regulations. Changes in applicable laws and regulations are continually being considered, and the interpretation of existing laws and rules also may change periodically. Existing and future laws and rules could force to change how we do business, restrict revenue and enrollment growth, increase our health care and administrative costs and capital requirements and increase our liability in federal and state courts for coverage determinations, contract interpretation and other actions. We must obtain and maintain regulatory approvals to market many of our products, to increase prices for certain regulated products and to consummate acquisitions and dispositions of health plans.

We participate in federal, state and local government health care coverage programs. These programs generally are subject to frequent change, including changes that may reduce the number of persons enrolled or eligible, reduce the amount of reimbursement or payment levels, or increase our administrative or health care costs under such programs. Such changes have adversely affected our financial results and willingness to participate in such programs in the past and may do so in the future.

State legislatures and Congress continue to focus on health care issues. Bills and regulations at state and federal levels may affect certain aspects of our business, including:

•	increasing minimum capital or risk-based capital, or RBC, requirements;

•	mandating benefits and products;

•	restricting a health plan’s ability to limit coverage to medically necessary care;

•	reducing the reimbursement or payment levels for government funded programs;

•	imposing guidelines for pharmaceutical manufacturers that would cause pharmaceutical companies to restructure the financial terms of their business arrangements with PBMs, HMOs or other health plans;

•	patients’ bill of rights legislation at the state and federal level that would hold HMOs liable for medical malpractice;

•	limiting a health plan’s ability to capitate physicians and hospitals or delegate financial risk, utilization review, quality assurance or other medical decisions to our contracting physicians and hospitals;

•	restricting a health plan’s ability to select and terminate providers in our networks;

•	allowing independent physicians to collectively bargain with health plans on a number of issues, including financial compensation;

•	adding further restrictions and administrative requirements on the use, retention, transmission, processing, protection and disclosure of personally identifiable health information; and

•	tightening time periods for the timely payment and administration of health care claims and imposing financial and other penalties for non-compliance.

Office of Personnel Management

We have commercial contracts with OPM to provide managed health care services to federal employees, annuitants and their dependents under FEHBP. Rather than negotiating rates with us, OPM requires us to provide the FEHBP with rates comparable to the rates charged to the two employer groups with enrollment closest in size to the FEHBP in the applicable community after making required adjustments. OPM further requires us to certify each year that its rates meet these requirements. Periodically, the Office of the Inspector General, or OIG, audits us to verify that the premiums charged are calculated and charged in compliance with these regulations and guidelines. OPM has the right to audit the premiums charged during any period for up to five years following the end of that contract year. The final resolution and settlement of audits have historically taken more than three years and as many as seven years. We have a formal compliance program to specifically address potential issues that may arise from the FEHBP rating process, to work with OPM to understand its interpretation of the rules and guidelines prior to completion of the rating process, to standardize the FEHBP rating process among all of our HMOs, and to help reduce the likelihood that future government audits will result in any significant findings.

Required Statutory Capital

By law, regulation and governmental policy, our HMO, indemnity and regulated specialty product subsidiaries, which we refer to as our regulated subsidiaries, are required to maintain minimum levels of statutory net worth. The minimum statutory net worth requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs or RBC requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners, or NAIC. If adopted, the RBC requirements may be modified as each state legislature deems appropriate for that state. The RBC formula, based on asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level, or ACL, which represents the minimum amount of net worth believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain the greater of the required ACL or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. As of December 31, 2003, the aggregate net worth of our regulated subsidiaries exceeded 300% of the aggregate ACL calculated under NAIC RBC guidelines. The amount of statutory capital in excess of state regulatory requirements was approximately $614 million as of December 31, 2003. In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash to the parent company.

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

Many states have laws and regulations that require out-of-state internet and mail-service pharmacies to register with, or be licensed by, the board of pharmacy or a similar regulatory body in the state. Other states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located. Various other states, however, have enacted laws requiring, among other things, the hiring of a pharmacist licensed by that state or compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located. If these laws are applicable to us, they could restrict or prevent us from providing prescription internet or mail order in those states.

Other specific laws or regulations that may affect our PBM business include those that address any willing provider, contract limitations, benefit mandates, pharmacy management restrictions, limitations on price negotiations, changes in Medicaid “best price” rules, and the conduct of clinical trials.

Privacy Regulations

The use of individually identifiable data by our businesses is regulated at international, federal, state and local levels. These laws and rules are changed frequently by legislation or administrative interpretation. Various state laws address the use and maintenance of individually identifiable health data. Most are derived from the privacy provisions in the federal Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act of 1996, or HIPAA. HIPAA also imposes guidelines on our business associates (as this term is defined in the HIPAA regulations). Even though we provide for appropriate protections through our contracts with our business associates, we still have limited control over their actions and practices. Compliance with these proposals and new regulations may result in cost increases due to necessary systems changes, the development of new administrative processes, and the effects of potential noncompliance by our business associates. They also may impose further restrictions on our use of patient identifiable data that is housed in one or more of our administrative databases.

Risk Management

We maintain general liability, property, directors’ and officers’ liability and managed care errors and omissions, which includes medical malpractice, insurance coverage. Policies typically include varying and increasing levels of self-insured retention or deductibles that increase our risk of loss. We operate a wholly owned captive insurance company designed to assist us primarily in managing the risk of loss associated with our retained risk on errors and omissions claims and catastrophic medical claims. We require contracting physicians, physician groups and hospitals to maintain individual malpractice insurance coverage.

Competition

In offering HMOs, PPOs and related products, we compete with CIGNA Corporation, Aetna Inc., Health Net, Inc., WellPoint Health Networks Inc. and Anthem Inc., who are combining, other Blue Cross and Blue Shield plans and UnitedHealth Group Incorporated for membership from national employers. We also compete with regional HMOs and small group employers, which vary depending on the geographic market. Regional competitors include Kaiser Foundation Health Plan Inc., Health Net, Inc., WellPoint Health Networks Inc., Humana Inc., and the member companies of the Blue Cross and Blue Shield Association. We also offer a regional alternative for national employers who are willing to support multiple health plans to maintain plans that best suit the needs of employees within a specific region.

We are one of the largest Medicare+Choice health plans measured in terms of membership in the nation, both in absolute terms and as a percentage of overall membership, offering competitive advantages and economies of scale in the Medicare+Choice market. In 2002 and 2003, we reduced our benefits, raised member copays and deductibles, and replaced coverage of brand name prescription drugs with generic drugs in most of the counties where we participate in Medicare+Choice. This was in response to the rising health care costs of treating the senior population and the inadequate rate of increase in levels of Medicare reimbursement from the government. These changes caused members to leave our plans for competing plans or traditional Medicare coverage. Many competing HMO health plans also reduced their participation in the Medicare+Choice program and reduced benefits coverage.

Beginning in 2004, we expect to be able to improve our competitive position in Medicare+Choice for the following reasons:

•	Increased government funding under the newly enacted DIMA legislation allows us to improve previously reduced benefits and reduce member premiums, co-payments and deductibles;

•	Enhanced benefits, such as prescription drugs and lower out-of-pocket payments, should also make our Medicare+Choice HMO more competitive with the government’s traditional Medicare program. We already offer prescription drug coverage that will not be available under traditional Medicare until 2006; and

•	We are well positioned to establish a greater market presence due to our long standing commitment to the Medicare+Choice market even during times when adequate funding may not have been available.

Beginning in 2005, there is a greater risk that competition among private health plans for Medicare+Choice members could increase.

The Medicare Supplement product market is highly fragmented with few large competitors. Our primary competition in this market is the Medicare Supplement product marketed by the American Association of Retired Persons, or AARP, and underwritten by UnitedHealth Group Incorporated. We believe that our product offerings and distribution channels differentiate our Medicare Supplement products from competing products.

Prescription Solutions’ PBM services are sold as part of our commercial and Medicare products and on a stand-alone basis to unaffiliated health plans and employer groups. We believe our competitors include Medco Health Solutions Inc., MedImpact Healthcare Systems, Inc., Caremark Rx, Inc., Express Scripts Inc. and AdvancePCS. We believe because it is aligned with a managed care organization, Prescription Solutions differentiates itself from other pharmacy benefit organizations by managing prescription costs and outcomes for managed care organization members. Our mail order prescription drug service competes with national, regional and local pharmacies and other mail order prescription drug companies. Prescription Solutions also competes with firms offering prescription discount cards, such as large drugstore chains.

The managed behavioral health care industry is dominated by a few large companies, principally Magellan Health Services, Inc. and ValueOptions, Inc., as well as the behavioral health divisions of health insurers such as UnitedHealth Group Incorporated and CIGNA Corporation. Our ability to compete is affected by a limited national supply of providers, particularly psychiatrists and psychiatric hospital units. Our behavioral health subsidiary has a core competency in managing at-risk contracts, which we believe differentiates us competitively in states with mental health parity laws that mandate equal coverage for mental health benefits.

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

•	our existing market position in our geographic areas of operation;

•	our long-term operating experience in managed care;

•	our marketplace reputation with physicians, hospitals, members and employers;

•	a strong brand identity for PacifiCare, Secure Horizons and Prescription Solutions;

•	our benefit design and flexibility of features for employers;

•	our QUALITY INDEX® profile, which provides customers with certain provider performance quality measures; and

•	our emphasis on providing high quality customer service.

Intellectual Property

We own various federally registered trademarks, service marks and other trade names. Some of the more material marks we own include PacifiCare®, SecureHorizons®, Prescription Solutions® and QUALITY INDEX®. There is also a patent pending for certain methods used in creating our QUALITY INDEX®.

Employees

At February 27, 2004, we had approximately 7,700 full and part-time employees. None of our employees is presently covered by a collective bargaining agreement. We consider relations with our employees to be good and have never experienced any work stoppage.

ITEM 2.     PROPERTIES

As of December 31, 2003, we leased approximately 184,000 aggregate square feet of space for our principal corporate headquarters and executive offices in Cypress and Santa Ana, California. In connection with our operations, as of December 31, 2003, we leased approximately 1.7 million aggregate square feet for office space, subsidiary operations, customer service centers and space for computer facilities. Such space corresponds to areas in which our HMOs or specialty managed care products and services operate, or where we have satellite administrative offices. Our leases expire at various dates from 2004 through 2012.

In California and Guam, we own two buildings encompassing approximately 225,000 aggregate square feet of space primarily used for administrative operations. All of our facilities are in good working condition, are well maintained and are adequate for our present and currently anticipated needs. We believe that we can rent additional space at competitive rates when current leases expire, or if we need additional space.

ITEM 3.     LEGAL PROCEEDINGS

For information regarding our legal proceedings, see Note 13 of the Notes to Consolidated Financial Statements.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the three months ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On June 6, 2003, our common stock listing was transferred from the NASDAQ National Market under the symbol PHSY to the New York Stock Exchange (NYSE) under the symbol PHS.

On January 20, 2004, we effected a two-for-one stock split in the form of a stock dividend of one share of our common stock for every share of common stock outstanding to stockholders of record as of the close of business on January 7, 2004. All share price and per share data and numbers of common shares have been retroactively adjusted to reflect the stock split. See Note 6 of the Notes to Consolidated Financial Statements.

The following table indicates the high and low reported sale prices per share as furnished by the NYSE and NASDAQ.

	High	Low

Year ended December 31, 2002
First Quarter	$11.67	$7.30
Second Quarter	$16.31	$8.48
Third Quarter	$13.33	$9.85
Fourth Quarter	$16.83	$10.65
Year ended December 31, 2003
First Quarter	$14.87	$10.47
Second Quarter	$25.99	$11.38
Third Quarter	$29.63	$23.35
Fourth Quarter	$34.20	$24.17

We have never paid cash dividends on our common stock. We do not expect to declare cash dividends on our common stock in the future, retaining all earnings for business development. Any possible future dividends will depend on our earnings, financial condition, and regulatory requirements. If we decide to declare dividends on our common stock in the future, such dividends may only be made in compliance with our senior credit facility and our 10 3/4% senior notes.

As of February 27, 2004 there were 293 stockholders of record of our common stock.

We have $135 million in aggregate principal amount of 3% convertible subordinated debentures due in 2032 outstanding. The debentures are convertible into 6,428,566 shares of common stock under certain conditions, including satisfaction of a market price condition for our common stock, satisfaction of a trading price condition relating to the debentures, upon notice of redemption, or upon specified corporate transactions. Each $1,000 of the debentures is convertible into 47.619 shares of our common stock. The market price condition for conversion of the debentures is satisfied if the closing sale price of our common stock exceeds 110% of the conversion price (which is calculated at $23.10 per share) for the debentures for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of any fiscal quarter. In the event that the market price condition is satisfied during any fiscal quarter, the debentures are convertible, at the option of the holder, during the following fiscal quarter. The market price condition is evaluated each quarter to determine whether the debentures will be convertible at the option of the holder during the following fiscal quarter. During the fiscal year ended December 31, 2003, the market price condition described above was satisfied for the quarters ended September 30, 2003 and December 31, 2003. As a result, the debentures were convertible during the quarter ended December 31, 2003 and remain convertible at the option of the holder at any time during the quarter ended March 31, 2004. While no debentures were converted as of December 31, 2003, they are considered common stock equivalents and are included in the calculation of weighted average shares outstanding on a diluted basis for the fourth quarter and fiscal year ended December 31, 2003.

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

In November 2003, we issued 7.6 million shares of our common stock in a public offering. The net proceeds from the offering, approximately $200 million after underwriting fees, were used to redeem $175 million in principal of the company’s outstanding 10 3/4% senior notes. See Note 5 of the Notes to Consolidated Financial Statements.

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Equity Compensation Plan Information” of our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial and operating data are derived from our audited consolidated financial statements. The selected financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and also with “Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.”

Income Statement Data

	Year Ended December 31,

	2003	2002(2)	2001(3)	2000(4)	1999(5)

	(Amounts in thousands, except per-share data)
Operating revenue	$11,008,511	$11,156,502	$11,843,972	$11,576,298	$10,073,140

Expenses:
Health care services and other	9,065,794	9,485,701	10,367,657	9,913,657	8,368,690
Selling, general and administrative expenses	1,452,542	1,370,160	1,288,374	1,286,790	1,181,773
Impairment, disposition, restructuring, Office of Personnel Management and other charges (credits), net	—	3,774	61,157	8,766	(2,233)

Operating income	490,175	296,867	126,784	367,085	524,910
Interest expense, net	(100,531)	(74,904)	(70,282)	(79,636)	(43,001)
Minority interest in consolidated subsidiary	—	—	—	637	—

Income before income taxes	389,644	221,963	56,502	288,086	481,909
Provision for income taxes	146,896	82,792	38,371	127,046	203,365

Income before cumulative effect of a change in accounting principle and extraordinary gain	242,748	139,171	18,131	161,040	278,544
Cumulative effect of a change in accounting principle(1)	—	(897,000)	—	—	—
Extraordinary gain on early retirement of debt (less income taxes of $0.9 million)	—	—	875	—	—

Net income (loss)	$242,748	$(757,829)	$19,006	$161,040	$278,544

Basic earnings (loss) per share (1):
Income before cumulative effect of a change in accounting principle and extraordinary gain	$3.26	$1.98	$0.27	$2.29	$3.13
Cumulative effect of a change in accounting principle	—	(12.73)	—	—	—
Extraordinary gain, net	—	—	0.01	—	—

Basic earnings (loss)per share	$3.26	$(10.75)	$0.28	$2.29	$3.13

Diluted earnings (loss) per share (1):
Income before cumulative effect of a change in accounting principle and extraordinary gain	$3.04	$1.98	$0.26	$2.29	$3.11
Cumulative effect of a change in accounting principle	—	(12.73)	—	—	—
Extraordinary gain, net	—	—	0.01	—	—

Diluted earnings (loss) per share	$3.04	$(10.75)	$0.27	$2.29	$3.11

Operating Statistics
Fully-insured risk medical loss ratios:
Consolidated	84.0%	86.8%	89.7%	87.5%	84.8%
Private — Commercial	84.0%	87.1%	89.3%	85.1%	81.7%
Private — Senior	63.4%	53.5%	79.7%	—	—
Private — Consolidated	83.7%	86.7%	89.2%	85.1%	81.7%
Government — Senior	84.2%	86.9%	90.1%	89.4%	86.9%
Government — Consolidated	84.2%	86.9%	90.1%	89.4%	86.9%
Selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income)	13.3%	12.4%	11.0%	11.2%	11.8%
Operating income as a percentage of operating revenue	4.5%	2.7%	1.1%	3.2%	5.2%
Effective tax rate(6)	37.7%	37.3%	67.9%	44.1%	42.2%

See footnotes following “Balance Sheet Data.”

Continued on next page

Other Financial and Operating Data

	December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Depreciation and amortization	$66,621	$73,884	$148,704	$130,563	$118,097
Capital expenditures	$52,271	$59,274	$77,301	$105,256	$66,211
Net cash flows provided by operating activities	$414,130	$242,379	$38,923	$631,236	$569,698
Net cash flows (used in) provided by investing activities	$(201,700)	$(278,137)	$(260,828)	$72,376	$(250,859)
Net cash flows provided by (used in) financing activities	$34,303	$9,688	$(51,971)	$(301,041)	$(194,411)
Membership Data
Commercial	2,202,900	2,361,900	2,520,400	3,061,200	2,728,300
Senior	709,200	776,100	959,500	1,057,200	1,014,600

Total HMO and other membership	2,912,100	3,138,000	3,479,900	4,118,400	3,742,900

Balance Sheet Data
Cash and equivalents	$1,198,422	$951,689	$977,759	$1,251,635	$849,064
Marketable securities	1,359,720	1,195,517	1,062,353	864,013	999,194
Total assets	4,619,304	4,251,133	5,096,046	5,323,436	4,884,021
Medical claims and benefits payable	1,027,500	1,044,500	1,095,900	1,270,800	795,200
Long-term debt, due after one year	612,700	731,961	794,309	836,556	975,000
Stockholders’ equity	1,851,537	1,328,305	2,033,785	2,003,560	1,977,719

(1)	All applicable per-share amounts reflect the retroactive effects of the two-for-one common stock split in the form of a stock dividend that was effective January 20, 2004. See Note 6 of the Notes to Consolidated Financial Statements.

(2)	The 2002 results include impairment, disposition, restructuring, OPM and other net pretax charges totaling $3.8 million ($2.4 million or $0.03 diluted loss per share, net of tax). See Note 10 of the Notes to Consolidated Financial Statements. Operating income before net pretax charges as a percentage of operating revenue was 2.7%.

The 2002 results include a cumulative effect of a change in accounting principle in connection with the goodwill impairment recognized upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, totaling $929 million ($897 million or $12.73 diluted loss per share, net of tax). See Note 7 of the Notes to Consolidated Financial Statements.

(3)	The 2001 results include impairment, disposition, restructuring, OPM and other net pretax charges totaling $61 million ($39 million or $0.56 diluted loss per share, net of tax). See Note 10 of the Notes to Consolidated Financial Statements. Operating income before net pretax charges as a percentage of operating revenue was 1.6%.

(4)	The 2000 results include impairment, disposition, restructuring, OPM and other net pretax charges totaling $9 million ($5 million or $0.07 diluted loss per share, net of tax). See Note 10 of the Notes to Consolidated Financial Statements. Operating income before net pretax charges as a percentage of operating revenue was 3.2%.

(5)	The 1999 results include impairment, disposition, restructuring and other net pretax credits totaling $2 million ($2 million or $0.02 diluted loss per share, net of tax). The after tax and per share amounts were losses because the goodwill impairment was not deductible for income tax purposes. Operating income before net pretax credits as a percentage of operating revenue was 5.2%.

(6)	Effective income tax rate includes the effect of nondeductible pretax charges, primarily goodwill amortization for the years ended December 31, 1999 through 2001.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

In this Annual Report on Form 10-K, we refer to PacifiCare Health Systems, Inc. as “PacifiCare,” the “Company,” “we,” “us,” or “our”. Statements that are not historical facts are forward-looking statements within the meaning of the Federal Securities laws, and may involve a number of risks and uncertainties which could cause actual results to differ materially from those anticipated as of the date of this report. In addition, past financial and/or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends. In evaluating these forward-looking statements, you should specifically consider the risks described below under “Cautionary Statements” which follows our discussion on Critical Accounting Policies and Estimates and in other parts of this report.

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

Premium revenues are earned from products where we bear insured risk. Non-premium revenues are earned from all other sources, including revenues from our PBM mail order business, administrative fees and other income. Commencing with the first quarter of 2003, we reformatted our statement of operations to show total revenues (premium revenues and non-premium revenues) and health care services and other expenses by the following categories: commercial, senior and specialty and other. These changes are summarized below:

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

Revenue

Commercial and Senior. Our commercial and senior revenues include all premium revenue we receive from our health plans, indemnity insurance subsidiary and Medicare Supplement and Senior Supplement products, as well as fee revenue we receive from administrative services we offer through our commercial and senior health plans and related subsidiaries. We receive a monthly payment on behalf of each subscriber enrolled in our commercial HMOs and our indemnity insurance service plans. Generally, our Medicare+Choice contracts entitle us to per member per month payments from the Centers for Medicare and Medicaid Services, or CMS, on behalf of each enrolled Medicare beneficiary. We report prepaid health care premiums received from our commercial plans’ enrolled groups, CMS, and our Medicare plans’ members as revenue in the month that members are entitled to receive health care. We record premiums received in advance as unearned premium revenue.

Premiums for our commercial products and Medicare+Choice products are generally fixed in advance of the periods covered. Of our commercial business, more than 50% of our membership renews on January 1 of each year, with premiums that are generally fixed for a period of one year. In addition, each of our subsidiaries that offers Medicare+Choice products must submit adjusted community rate proposals, generally by county or service area, to CMS, in early September for each Medicare+Choice product that will be offered in the subsequent year. As a result, increases in the costs of health care services in excess of the estimated future health care services expense reflected in the premiums or the adjusted community rate proposals generally cannot be recovered in the applicable contract year through higher premiums or changes in benefit designs.

Specialty and Other. Our specialty and other revenues include all premium revenues we receive from our behavioral health and dental and vision service plans and fee revenue we receive from administrative services we offer though our specialty companies, primarily from our PBM subsidiary. Our PBM subsidiary generates mail order revenue where we, rather than network retail pharmacies, collect the member copayments for both affiliated and unaffiliated members. Additionally, we record revenues for prescription drug costs and administrative fees charged on prescriptions dispensed by our mail order pharmacy when the prescription is filled. For prescription drugs dispensed through retail pharmacies, we record administrative services fees when a prescription claim is reviewed and approved, and the prescription is filled. For prescription drugs dispensed through retail pharmacies, we do not record revenues for drugs dispensed or the network pharmacies’ dispensing fees; nor do we record revenues for copayments our members make to the retail pharmacies.

Net Investment Income. Net investment income consists of interest income, gross realized gains and losses experienced on cash invested over each period.

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

The cost of health care provided is accrued in the month services are provided to members, based in part on estimates of claims for hospital services and other health care costs that have been incurred but not yet reported (including those claims received but not yet paid), or IBNR, under our risk-based provider contracts as well as some services under our capitation contracts for which we retain financial liability, or carve-outs, primarily using standard actuarial methodologies based on historical data. These standard actuarial methodologies include, among other factors, contractual requirements, historical utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefit changes, expected health care cost inflation, seasonality patterns and changes in membership. These estimates are adjusted in future periods as we receive actual paid claims data, and can either increase or reduce our accrued health care costs. Included in health care services and other expenses for the year ended December 31, 2003 were net favorable adjustments of 2002 and prior period medical cost estimates of approximately $54 million of which the commercial and senior net favorable adjustments were $22 million and $32 million, respectively. For both commercial and senior, the net favorable adjustments were mainly from our Texas and California markets and were the result of lower than anticipated health care costs that materialized primarily in senior markets that we exited and recoveries of claims overpayments at rates higher than historic recovery patterns. The cost of prescription drugs covered under our commercial and senior plans is expensed when the prescription drugs are dispensed. Our commercial and senior plans also provide incentives, through a variety of programs, for health care providers that participate in those plans to control health care costs while providing quality health care. Expenses related to these programs, which are based in part on estimates, are recorded in the period in which the related services are provided. Historically, we have primarily arranged health care services for our members by contracting with health care providers on a capitated basis, regardless of the services provided to each member. Under our risk-based contracts, we generally bear or partially share the risk of excess health care expenses with health care providers, meaning that if member utilization of health care services exceeds agreed-upon amounts, we bear or partially share the excess expenses with the applicable health care provider.

Specialty and Other Health Care Services and Other. Health care services and other expenses for our specialty companies primarily comprise payments to physicians, hospitals and other health care providers under capitated or risk-based contracts for services provided to our behavioral health and dental and vision members and the cost of acquiring drugs for our mail order pharmacy benefit management subsidiary. Health care services and other expenses also include expenses for administrative services performed by our specialty companies.

2003 Compared with 2002

Membership. Total HMO and other membership decreased 7% to approximately 2.9 million members at December 31, 2003 from approximately 3.1 million members at December 31, 2002.

	December 31, 2003			December 31, 2002

	Commercial	Senior	Total	Commercial	Senior	Total

HMO Membership Data:
Arizona	148,500	86,600	235,100	141,300	88,400	229,700
California	1,333,000	348,400	1,681,400	1,543,000	386,100	1,929,100
Colorado	173,700	52,600	226,300	178,300	57,600	235,900
Guam	26,400	—	26,400	32,200	—	32,200
Nevada	25,800	25,300	51,100	24,300	27,400	51,700
Oklahoma	87,200	18,400	105,600	101,100	19,800	120,900
Oregon	58,200	24,000	82,200	68,000	25,300	93,300
Texas	76,500	74,500	151,000	101,100	100,400	201,500
Washington	65,500	52,500	118,000	62,700	55,500	118,200

Total HMO membership	1,994,800	682,300	2,677,100	2,252,000	760,500	3,012,500

Other Membership Data:
PPO and indemnity	183,500	—	183,500	75,100	—	75,100
Employer self-funded	24,600	—	24,600	34,800	—	34,800
Medicare Supplement	—	26,900	26,900	—	15,600	15,600

Total other membership	208,100	26,900	235,000	109,900	15,600	125,500

Total HMO and other membership	2,202,900	709,200	2,912,100	2,361,900	776,100	3,138,000

	December 31, 2003			As December 31, 2002

	PacifiCare	Unaffiliated	Total	PacifiCare	Unaffiliated	Total

Specialty Membership:
Pharmacy benefit management(1)	2,912,100	2,071,400	4,983,500	3,138,000	1,635,100	4,773,100
Behavioral health(2)	2,013,400	1,646,700	3,660,100	2,194,700	1,681,300	3,876,000
Dental and vision(2)	485,000	234,600	719,600	442,500	244,800	687,300

(1)	PBM PacifiCare membership represents members that are in our commercial or senior HMO, PPO and indemnity, employer self-funded and Medicare Supplement plans. All of these members either have a prescription drug benefit or are able to purchase their prescriptions utilizing our retail network contracts or our mail order.

(2)	Behavioral health and dental and vision PacifiCare membership represents members that are in our commercial and senior HMO that are also enrolled in our behavioral health or dental and vision plans.

Commercial HMO membership decreased approximately 11%, or 257,200 members, at December 31, 2003 compared to the prior year. The decreases were primarily due to elimination of unprofitable commercial business and the termination of contracts with network providers. As previously announced, our contract with the California Public Employee Retirement System, or

CalPERS, was not renewed for 2003, resulting in the loss of approximately 180,100 commercial HMO members in California effective January 1, 2003.

PPO and indemnity membership increased approximately 144% at December 31, 2003 compared to the prior year primarily due to enhanced marketing and the addition of approximately 14,900 members from new product initiatives primarily in California and Colorado.

Senior HMO membership decreased approximately 10%, or 78,200 members, at December 31, 2003 compared to the prior year. This decrease primarily resulted from county exits and member disenrollments attributable to reduced benefits and increased premiums effective January 1, 2003. As previously announced, we exited five counties in California and Texas resulting in the loss of approximately 63,000 senior HMO members effective January 1, 2003.

We anticipate that commercial and senior membership will increase in 2004.

Pharmacy benefit management unaffiliated membership at December 31, 2003 increased approximately 27%, or 436,300 members, compared to the prior year primarily due to an increase of approximately 400,000 from one group and the net addition of 20 clients. Pharmacy benefit management HMO membership at December 31, 2003 decreased approximately 7% compared to the prior year as a result of county exits and member disenrollments attributable to reduced benefits and increased premiums effective January 1, 2003 and the loss of our contract with CalPERS as discussed above.

PacifiCare behavioral health membership at December 31, 2003 decreased approximately 8% compared to the prior year primarily due to the loss of our contract with CalPERS as discussed above in commercial HMO membership. Behavioral health unaffiliated membership at December 31, 2003 decreased approximately 2%, or 34,600 members, compared to the prior year due to member disenrollments.

PacifiCare dental and vision membership at December 31, 2003 increased approximately 10%, or 42,500 members, compared to the prior year primarily due to increased cross-selling of these products in conjunction with our commercial products. Dental and vision unaffiliated membership at December 31, 2003 was comparable to the prior year.

We anticipate that total specialty membership will increase in 2004.

Commercial Revenue. Commercial revenue increased 5%, or $260 million, to $5 billion for the year ended December 31, 2003 compared to the prior year as follows:

Year Ended
December 31, 2003

(Amounts in millions)
Revenue increases primarily due to premium rate increases of approximately 18% for the year ended December 31, 2003	$743
Net membership decreases, primarily in California and Texas	(489)
Other	6

Increase over prior year	$260

We anticipate revenue increases in 2004 primarily due to membership and rate increases. However, we do not expect the same percentage premium rate increases in 2004 that we experienced in 2003.

Senior Revenue. Senior revenue decreased 8%, or $492 million, to $5.4 billion for the year ended December 31, 2003 compared to the prior year as follows:

Year Ended
December 31, 2003

(Amounts in millions)
Revenue increases primarily due to premium rate increases of approximately 4% for the year ended December 31, 2003	$260
Net membership decreases, primarily in California and Texas	(752)

Decrease over prior year	$(492)

We anticipate revenue increases in 2004 primarily due to membership and rate increases, and from changes as a result of the newly enacted DIMA legislation.

Specialty and Other Revenue. Specialty and other revenue of $499 million for the year ended December 31, 2003 increased 18%, or $77 million, compared to the same period in the prior year. The increase was primarily due to increased mail order revenues and unaffiliated membership from our pharmacy benefit management subsidiary.

Net Investment Income. Net investment income increased 11%, or $7 million, to $71 million for the year ended December 31, 2003, from $64 million for the year ended December 31, 2002. The increase was primarily due to the following:

•	write-off of a decline in the value of our investment in MedUnite, Inc. of $11 million during 2002, with no comparable activity in 2003;

•	write-down of certain telecommunication investments to market value resulting in a charge of approximately $2 million during 2002, with no comparable activity in 2003; partially offset by

•	lower pre-tax rates of return due to Federal Reserve rate reductions in 2003.

Commercial Margin. Our commercial margin increased 34%, or $195 million, to $773 million for the year ended December 31, 2003, compared to $578 million for the same period in the prior year as follows:

Year Ended
December 31, 2003

(Amounts in millions)
Commercial revenue increases (as noted above)	$260
Decreases in health care services and other expenses as a result of net HMO and PPO membership decreases, primarily in California and Texas	432
Increases in health care services and other expenses as a result of health care cost trends and increases in capitation expense	(481)
Other	(16)

Increase over the comparable period of the prior year	$195

We anticipate our commercial margin in 2004 will be slightly higher than 2003.

Senior Margin. Our senior margin increased 9%, or $72 million, to $855 million for the year ended December 31, 2003, compared to $783 million the same period in the prior year as follows:

Year Ended
December 31, 2003

(Amounts in millions)
Senior revenue decreases (as noted above)	$(492)
Decreases in health care services and other expenses as a result of HMO membership decreases, primarily in California and Texas	614
Increases in health care services and other expenses as a result of health care cost trends partially offset by benefit adjustments	(43)
Other	(7)

Increase over the comparable period of the prior year	$72

We anticipate our senior margin in 2004 will be lower than in 2003 primarily due to expected enhancement of benefits offered to our Medicare+Choice beneficiaries.

Specialty and Other Margin. Our specialty and other margin decreased 1%, or $2 million, to $244 million for the year ended December 31, 2003. The decrease was primarily driven by the loss of higher margin business, partially offset by an increase in unaffiliated membership in our behavioral health and PBM businesses.

Medical Loss Ratio. Our medical loss ratios, or MLRs, are calculated using premium revenue and related health care services and other expenses and cannot be directly calculated from the line items in the Consolidated Statement of Operations. Our MLRs are calculated using the following categories of revenue and expenses:

•	Private — Commercial: includes premium revenue and related health care services and other expenses for our commercial HMO products (including Federal Employees Health Benefit Program, or FEHBP, and state and local government contracts), PPO products, and other indemnity, behavioral, dental and vision plans;

•	Private — Senior: includes premium revenue and related health care services and other expenses for our Medicare Supplement and Senior Supplement products where premiums are paid in full by the employer or the consumer;

•	Government — Senior: includes premium revenue and related health care services and other expenses for our Medicare+ Choice, HMO and PPO products and other senior products where premiums are paid principally through government programs.

All non-premium revenues and related health care services and other expenses are excluded from the calculation of our MLR.

In 2002, we calculated our MLR for our commercial and senior products based on total premiums and total health care services expenses as reported on our statement of operations. This resulted in the inclusion of certain health care costs related to the cost of acquiring drugs for our mail order business of our PBM subsidiary within our commercial MLR calculation for which there was no corresponding revenues (the related revenues were included in the other income line). Since this inadvertently had the effect of slightly increasing the MLR of our commercial product, we changed this presentation in order to provide more transparency on the trends affecting the profitability of our insured products. Under our new format, only premium revenues and the related health care and other services expenses are included in the MLR calculations. The 2002 MLR calculations have been recalculated to conform to the 2003 presentation.

The consolidated MLR and its components, unadjusted for any prior period changes in healthcare cost estimates, for the year ended December 31, 2003 and 2002 are as follows:

	Year Ended
	December 31,

	2003	2002

Medical loss ratio:
Consolidated	84.0%	86.8%
Private — Commercial	84.0%	87.1%
Private — Senior	63.4%	53.5%
Private — Consolidated	83.7%	86.7%
Government — Senior	84.2%	86.9%
Government — Consolidated	84.2%	86.9%

Private — Commercial Medical Loss Ratio. Our private — commercial medical loss ratio decreased to 84.0% for the year ended December 31, 2003 compared to 87.1% for the prior year. The decrease was driven by premium rate increases that outpaced an increase in health care services and other expenses on both an absolute dollar and per member per month basis.

Private — Senior Medical Loss Ratio. Our private — senior medical loss ratio increased to 63.4% for the year ended December 31, 2003 compared to 53.5% for the prior year. The increase was primarily driven by health care services and other expenses increases that outpaced premium revenue increases on a per member per month basis.

Government — Senior Medical Loss Ratio. Our government — senior medical loss ratio decreased to 84.2% for the year ended December 31, 2003 compared to 86.9% for the prior year. The decrease was driven by rate increases, benefit reductions and decreased utilization attributable to our medical management programs that outpaced an increase in health care services and other expenses on a per member per month basis.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $82 million to $1.5 billion for the year ended December 31, 2003, from $1.4 billion in the prior year. Selling, general and administrative expenses increased primarily due to increased spending for new product development and marketing costs, our expensing of stock-based compensation and increased write-off of certain property and equipment.

Selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income) increased compared to the prior year primarily due to declines in operating revenue (excluding net investment income) totaling $155 million for the year ended December 31, 2003.

	Year Ended
	December 31,

	2003	2002

Selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income)	13.3%	12.4%

Interest Expense. Interest expense increased 34%, or $26 million, to $101 million for the year ended December 31, 2003, from $75 million compared to the prior year. The increase was due to the following:

•	$28 million for the redemption premium and other write-offs associated with our redemption of $175 million in principal of our 10 3/4% senior notes in December 2003 with no comparable activity in the prior year,

•	approximately $3 million for the write-off of unamortized loan fees in the second quarter of 2003 in connection with the replacement of our senior credit facility with no comparable activity in the prior year, partially offset by

•	$5 million of favorable effect of the interest rate swap on $300 million of our 10 3/4% senior notes with no comparable activity in the prior year, and

•	lower interest rate from our term loan under the senior credit facility which was effective June 2003.

Provision for Income Taxes. The effective income tax rate was 37.7% for the year ended December 31, 2003, compared with 37.3% in 2002. The increase in the effective tax rate from the prior year is primarily due to higher 2003 earnings resulting in a higher state tax expense while reducing the benefit that tax-exempt income had on our effective tax rate.

Our effective tax rate is based on statutory tax rates, reported income, certain permanent tax differences, and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. Despite our belief that our tax return positions are fully supportable, we may establish reserves when we believe that certain tax positions are likely to be challenged and we may not fully prevail in overcoming these challenges. We may adjust these reserves as relevant circumstances evolve, such as the progress of a tax audit. Our effective tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate, as well as related interest. In the event that there is a significant unusual or one-time item recognized in our operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the usual or one-time item.

2002 Compared with 2001

Membership. Total HMO and other membership decreased 10% to approximately 3.1 million members at December 31, 2002 from approximately 3.5 million members at December 31, 2001.

	December 31, 2002			December 31, 2001

	Commercial	Senior	Total	Commercial	Senior	Total

HMO Membership Data:
Arizona	141,300	88,400	229,700	144,000	104,600	248,600
California	1,543,000	386,100	1,929,100	1,579,000	487,000	2,066,000
Colorado	178,300	57,600	235,900	202,300	60,300	262,600
Guam	32,200	—	32,200	36,400	—	36,400
Nevada	24,300	27,400	51,700	36,100	30,900	67,000
Oklahoma	101,100	19,800	120,900	91,300	30,200	121,500
Oregon	68,000	25,300	93,300	93,200	26,800	120,000
Texas	101,100	100,400	201,500	180,400	149,600	330,000
Washington	62,700	55,500	118,200	76,900	59,100	136,000

Total HMO membership	2,252,000	760,500	3,012,500	2,439,600	948,500	3,388,100

Other Membership Data:
PPO and indemnity	75,100	—	75,100	38,400	—	38,400
Employer self-funded	34,800	—	34,800	42,400	—	42,400
Medicare Supplement	—	15,600	15,600	—	11,000	11,000

Total other membership	109,900	15,600	125,500	80,800	11,000	91,800

Total HMO and other membership	2,361,900	776,100	3,138,000	2,520,400	959,500	3,479,900

	December 31, 2002			As December 31, 2001

	PacifiCare	Unaffiliated	Total	PacifiCare	Unaffiliated	Total

Specialty Membership:
Pharmacy benefit management(1)	3,138,000	1,635,100	4,773,100	3,479,900	1,129,000	4,608,900
Behavioral health(2)	2,194,700	1,681,300	3,876,000	2,337,200	1,373,400	3,710,600
Dental and vision(2)	442,500	244,800	687,300	685,300	222,800	908,100

(1)	PBM PacifiCare membership represents members that are in our commercial or senior HMO, PPO and indemnity, employer self-funded and Medicare Supplement plans. All of these members either have a prescription drug benefit or are able to purchase their prescriptions utilizing our retail network contracts or our mail order.

(2)	Behavioral health and dental and vision PacifiCare membership represents members that are in our commercial and senior HMO that are also enrolled in our behavioral health or dental and vision plans.

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

Pharmacy benefit management unaffiliated membership at December 31, 2002 increased approximately 45% compared to the prior year due to increased marketing efforts. PacifiCare pharmacy benefit management membership at December 31, 2002 decreased approximately 10% compared to the prior year as a result of county exits and member disenrollments attributable to reduced benefits and increased premiums effective January 1, 2002.

PacifiCare behavioral health membership at December 31, 2002 decreased approximately 6% compared to the prior year due to declines in commercial HMO membership resulting from renewal premium rate increases primarily in Texas. Behavioral health unaffiliated membership at December 31, 2002 increased approximately 22% compared to the prior year due to the addition of one large employer group in the eastern United States.

PacifiCare dental and vision membership at December 31, 2002 decreased approximately 35% compared to the prior year primarily due to senior membership losses in California, attributable to dental benefit changes effective January 1, 2002. Dental and vision unaffiliated membership at December 31, 2002 increased approximately 10% compared to the prior year due to membership from new PPO product offerings.

Commercial Revenue. Commercial revenue increased 5%, or $229 million, for the year ended December 31, 2002 compared to the prior year as follows:

Year Ended
December 31, 2002

(Amounts in millions)
Premium yield increases that averaged approximately 15% for the year ended December 31, 2002	$634
Net membership decreases, primarily in California, Colorado and Texas	(420)
Other	15

Increase over prior year	$229

Senior Revenue. Senior revenue decreased 13%, or $911 million, for the year ended December 31, 2002 compared to the prior year as follows:

Year Ended
December 31, 2002

(Amounts in millions)
Premium yield increases, including member premiums, that averaged approximately 8% for the year ended December 31, 2002	$390
Membership decreases, primarily in California and Texas	(1,270)
Other	(31)

Decrease over prior year	$(911)

Specialty and Other Revenue. Specialty and other revenue increased 11%, or $41 million, for the year ended December 31, 2002, compared to the same period in the prior year. The increase was primarily due to increased unaffiliated membership and mail order revenues of our pharmacy benefit management subsidiary.

Net Investment Income. Net investment income decreased 42%, or $47 million, to $64 million for the year ended December 31, 2002, from $111 million for the year ended December 31, 2001.

During 2002, we wrote off our entire $11 million investment in MedUnite Inc. In late 2002, MedUnite was acquired by ProxyMed Inc. Additionally, during 2002, we wrote down certain telecommunications investments to market value resulting in a charge of approximately $2 million during the second quarter of 2002. In total, we recorded a charge of $13 million ($8 million, or $0.11 diluted loss per share, net of tax) for other than temporary impairments to the value of these investments which is included in net investment income. In addition to the impairment of these investments, we experienced lower pretax rates of return on our portfolio as a result of lower investable balances and interest rates that have been declining since 2001.

Commercial Margin. Our commercial margin increased 28%, or $126 million, to $578 million for the year ended December 31, 2002, compared to $452 million for the same period in the prior year as follows:

Year Ended
December 31, 2002

(Amounts in millions)
Commercial revenue increases (as noted above)	$229
Decreases in health care services and other expenses as a result of net HMO and PPO membership decreases, primarily in California and Texas	366
Increases in health care services and other expenses as a result of health care cost trends and increases in capitation expense	(469)

Increase over the comparable period of the prior year	$126

Senior Margin. Our senior margin increased 18%, or $118 million, to $783 million for the year ended December 31, 2002, compared to $665 million the same period in the prior year as follows:

Year Ended
December 31, 2002

(Amounts in millions)
Senior revenue decreases (as noted above)	$(911)
Decreases in health care services and other expenses as a result of HMO membership decreases, primarily in California and Texas	1,192
Increases in health care services and other expenses as a result of health care cost trends partially offset by benefit adjustments	(163)

Increase over the comparable period of the prior year	$118

Specialty and Other Margin. Our specialty and other margin decreased 1%, or $3 million, to $245 million for the year ended December 31, 2002. The decrease was primarily driven by the loss of PacifiCare senior dental and vision members attributable to dental benefit changes effective January 1, 2002.

Medical Loss Ratio. The consolidated MLR and its components, unadjusted for any prior period changes in healthcare cost estimates, for the year ended December 31, 2002 and the prior year are as follows:

	Year Ended
	December 31,

	2002	2001

Medical loss ratio:
Consolidated	86.8%	89.7%
Private — Commercial	87.1%	89.3%
Private — Senior	53.5%	79.7%
Private — Consolidated	86.7%	89.2%
Government — Senior	86.9%	90.1%
Government — Consolidated	86.9%	90.1%

Private — Commercial Medical Loss Ratio. Our private — commercial medical loss ratio decreased to 87.1% for the year ended December 31, 2002 compared to 89.3% in the prior year. The decrease was driven by significant premium rate increases that outpaced an increase in health care services and other expenses on both an absolute dollar and per member per month basis.

Private — Senior Medical Loss Ratio. Our private — senior medical loss ratio decreased to 53.5% for year ended December 31, 2002 compared to 79.7% in the prior year. The decrease was driven by rate increases, benefit reductions primarily of prescription drugs, effective January 1, 2002 and decreased utilization attributable to our medical management programs that outpaced an increase in health care services and other expenses on a per member per month basis.

Government — Senior Medical Loss Ratio. Our government — senior medical loss ratio decreased to 86.9% for the year ended December 31, 2002 compared to 90.1% in the prior year. The decrease was driven by a 8% increase in premium revenue, offset partially by a 4% decrease in health care services and other expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $82 million to $1.4 billion for the year ended December 31, 2002, from $1.3 billion in the prior year. Selling, general and administrative expenses increased primarily due to increased spending for information technology, or IT, initiatives, our PacifiCare and Secure Horizons brand building campaign and incentive compensation costs. These costs were partially offset by lower labor costs as a result of our 2001 corporate restructuring and no goodwill amortization in 2002 due to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets. See Note 7 of the Notes to Consolidated Financial Statements.

Selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income) increased compared to the prior year primarily due to declines in operating revenue (excluding net investment income) totaling $641 million for the year ended December 31, 2002.

	Year Ended
	December 31,

	2002	2001

Selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income)	12.4%	11.0%

Impairment, Disposition, Restructuring, Office of Personnel Management, or OPM, and Other Charges. We recognized net pretax charges of approximately $3.7 million ($2.2 million or $0.04 diluted loss per share, net of tax) for the year ended December 31, 2002. See Note 10 of the Notes to Consolidated Financial Statements.

Interest Expense. Interest expense increased 7%, or $5 million, to $75 million for the year ended December 31, 2002, from $70 million in the prior year due to our sale of $500 million in aggregate principal amount of 10 3/4% senior notes in May 2002, which carried a higher annual interest rate than the debt we repaid using the proceeds of that offering. The increase was partially offset by cash redemptions of a portion of our outstanding 7% FHP senior notes and our sale of $135 million in aggregate principal amount of 3% convertible subordinated debentures in the fourth quarter of 2002, which carried a lower annual interest rate than the debt we repaid using a portion of the proceeds of that offering. See Note 5 of the Notes to Consolidated Financial Statements.

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

Liquidity and Capital Resources

Operating Cash Flows. Our consolidated cash, equivalents and marketable securities increased $411 million, or 19%, to $2.6 billion at December 31, 2003, from $2.1 billion at December 31, 2002.

Cash flows provided by operations were $414 million (or $397 million, excluding the impact of unearned premium revenue) for the year ended December 31, 2003 compared to cash flows provided by operations of $242 million (or $312 million, excluding the impact of unearned premium revenue) for the year ended December 31, 2002. The increase was primarily related to our increased net income for the year ended December 31, 2003 and the changes in assets and liabilities as discussed below in “Other Balance Sheet Change Explanations.”

Investing Activities. For the year ended December 31, 2003, investing activities used $202 million of cash, compared to $278 million used during the year ended December 31, 2002. The change was primarily related to decreased purchases of restricted marketable securities, partially offset by an increase in purchases of unrestricted marketable securities.

Financing Activities. For the year ended December 31, 2003, financing activities provided $34 million of cash, compared to $10 million provided during the year ended December 31, 2002. During the year ended December 31, 2003, the significant changes were as follows:

•	We redeemed $175 million in principal of our 10 3/4% senior notes, paid a redemption premium of $19 million and received approximately $200 million of net proceeds from our public offering of 7.6 million shares of common stock in 2003, after adjusting the number of shares for the two-for-one stock split in the form of a stock dividend.

•	We paid $151 million on our previous senior credit facility and received $150 million of proceeds from our new syndicated senior credit facility in 2003.

•	We paid $43 million on the remaining principal balance from the FHP senior notes by liquidating the restricted cash collateral which was established for this purpose, with no comparable activity during 2002.

•	We received $41 million from the issuance of common stock for year ended December 31, 2003 in connection with our Employee Stock Purchase Plan and exercises of employee stock options compared to $5 million during the same period in 2002.

•	We paid $7 million in loan fees in connection with the replacement of our senior credit facility in June 2003. In 2002, we paid $38 million in loan fees, including $20 million in connection with the 10 3/4% senior notes offering, $13 million in connection with the amendment to the previous senior credit facility, and $5 million in connection with the 3% convertible subordinated debentures offering.

•	We received $135 million from the 3% convertible subordinated debentures offering in 2002, with no comparable activity during 2003.

•	We paid $554 million under our senior credit facility, including $499 million under the term loan facility and $55 million under the revolving credit facility, and received $497 million of proceeds from the 10 3/4 senior notes offering in 2002.

•	We received $9 million in proceeds from a draw down on an equity commitment arrangement in 2002, with no comparable activity during 2003.

We have $135 million in aggregate principal amount of 3% convertible subordinated debentures due in 2032. The debentures are convertible into 6,428,566 shares of common stock under certain conditions, including satisfaction of a market price condition for our common stock, satisfaction of a trading price condition relating to the debentures, upon notice of redemption, or upon specified corporate transactions. Each $1,000 of the debentures is convertible into 47.619 shares of our common stock. The market price condition for conversion of the debentures is satisfied if the closing sale price of our common stock exceeds 110% of the conversion price (which is calculated at $23.10 per share) for the debentures for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of any fiscal quarter. In the event that the market price condition is satisfied during any fiscal quarter, the debentures are convertible, at the option of the holder, during the following fiscal quarter. The market price condition is evaluated each quarter to determine whether the debentures will be convertible at the option of the holder during the following fiscal quarter. During the fiscal year ended December 31, 2003, the market price condition described above was satisfied for the quarters ended September 30, 2003 and December 31, 2003. As a result, the debentures were convertible during the quarter ended December 31, 2003 and remain convertible at the option of the holder at any time during the quarter ended March 31, 2004. While no debentures were converted as of December 31, 2003, they are considered common stock equivalents and are included in the calculation of weighted average shares outstanding on a diluted basis for the fourth quarter and fiscal year ended December 31, 2003.

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

We have $325 million in aggregate principal amount of 10 3/4% senior notes due in 2009 outstanding. The 10 3/4% senior notes were issued in May 2002 at 99.389% of the aggregate principal amount representing a discount of $3 million that is being amortized over the term of the notes. In December 2003, in accordance with the applicable provisions of the indenture, we redeemed $175 million in principal of the senior notes at a redemption price equal to 110.750%, plus accrued and unpaid interest on the notes as of the redemption date. We expensed approximately $28 million in connection with the redemption, including the pro-rata write-off of the initial discount, the redemption premium and other fees and expenses associated with the transaction. We may redeem the remaining 10 3/4% senior notes at any time on or after June 1, 2006 at an initial redemption price equal to 105.375% of their principal amount plus accrued and unpaid interest. The redemption price will thereafter decline annually. Additionally, at any time on or prior to June 1, 2006, we may redeem the 10 3/4% senior notes upon a change of control, as defined in the indenture for the notes, at 100% of their principal amount plus accrued and unpaid interest and a “make-whole” premium.

Certain of our domestic, unregulated subsidiaries fully and unconditionally guarantee the 10 3/4% senior notes. Prior to September 15, 2003, some of our domestic, unregulated subsidiaries were restricted from guaranteeing the 10 3/4% senior notes by the terms of the FHP senior notes. As the FHP senior notes were repaid in full on September 15, 2003, these subsidiaries now fully and unconditionally guarantee the 10 3/4% senior notes. See Note 15 of the Notes to Consolidated Financial Statements.

In April 2003, we entered into an interest rate swap on $300 million of our 10 3/4% senior notes for the purpose of hedging the fair value of our indebtedness. This fair value hedge is accounted for using the short-cut method under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the hedge is reported in our balance sheets at fair value, and the carrying value of the long-term debt is adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Under the terms of the agreement, we make interest payments based on the three-month London Interbank Offered Rate (LIBOR) plus 692 basis points and receive interest payments based on the 10 3/4% fixed rate. Our rate under the swap agreement was 8.09%, at December 31, 2003 which is based on a 90-day LIBOR of 1.17% plus 692 basis points. The three-month LIBOR rate we use to determine our interest payments under the swap agreement was first established on June 2, 2003 and resets every three months thereafter, until expiration in June 2009.

In June 2003, we replaced our senior credit facility with a new syndicated facility with JPMorgan Chase Bank serving as the Administrative Agent. The new facility consists of a $150 million term loan, which matures on June 3, 2008, and a $150 million revolving line of credit, which matures on June 3, 2006. We used the proceeds from the term loan to repay the $131 million outstanding under the prior facility. The remaining $19 million was used to pay fees and expenses relating to the new facility and for general corporate purposes. As of December 31, 2003, we had $149 million outstanding on the term loan and no balance outstanding on the revolving line of credit. We borrowed and repaid $3 million under the revolving line of credit during the year ended December 31, 2003.

On December 17, 2003, our senior credit facility was amended to provide for reduced interest rates per annum applicable to term loan borrowings, with the amount of margin spread for the borrowing being determined by our current debt ratings. The amended applicable rates are, at our option, either JPMorgan Chase Bank’s prime rate (or, if greater, the Federal Funds Rate plus 0.5%) which we refer to as the alternative base rate, plus a margin spread of 1.25% to 1.75% per annum, or the LIBOR for the applicable interest period, plus a margin spread of 2.25% to 2.75% per annum. All of our borrowings under the term loan are currently LIBOR borrowings, and the current margin spread on our term loan borrowings is 2.50%. As of December 31, 2003, our term loan rate was 3.68% per annum, which is based on a 90-day LIBOR of 1.18% plus the applicable margin spread of 2.50%. The interest rates per annum under the senior credit facility applicable to revolving credit borrowings are, at our option, either the alternate base rate plus a margin spread of between 1.5% to 2.75% per annum, or the LIBOR for the applicable interest period plus a margin spread of between 2.5% to 3.75% per annum, with the amount of the margin for any borrowing being determined based on current credit ratings for the debt under the senior credit facility. Our current margins for revolving credit borrowings are 2.25% per annum for alternate base rate borrowings and 3.25% per annum for LIBOR borrowings.

The terms of the senior credit facility contain various covenants customary for financings of this type which place restrictions on our and/or our subsidiaries’ ability to incur debt, pay dividends, create liens, make investments, optionally repay, redeem or repurchase our securities, and enter into mergers, dispositions and transactions with affiliates. The senior credit facility also requires us to meet various financial ratios, including a minimum net worth requirement, a minimum fixed-charge coverage requirement and a maximum leverage ratio. At December 31, 2003, we were in compliance with all of these covenants. See Note 5 of the Notes to Consolidated Financial Statements.

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

		Revolving
	Term Loan	Credit
	Facility	Facility	Total

	(Amounts in millions)
Balance at December 31, 2001	$650	$55	$705
Proceeds applied from funding of 10 3/4% senior notes	(315)	(54)	(369)
Scheduled payments	(60)	—	(60)
Proceeds applied from funding of convertible subordinated debentures	(53)	—	(53)
Proceeds applied from sales of property	(35)	—	(35)
Payments under amendment to senior credit facility	(32)	—	(32)
Proceeds applied from equity commitment arrangement	(4)	(1)	(5)

Balance at December 31, 2002	151	—	151

Scheduled payments under prior senior credit facility	(20)	—	(20)
Repayment of outstanding balance under prior senior credit facility	(131)	—	(131)
Proceeds from borrowing under new senior credit facility	150	3	153
Scheduled payments under new senior credit facility	(1)	(3)	(4)

Balance at December 31, 2003	$149	$—	$149

Our contractual cash obligations as of December 31, 2003, including long-term debt and other commitments, were as follows:

	Payments Due by Period

		Less than			More than
	Total	1 year	1 – 3 years	3 – 5 years	5 years

	(Amounts in millions)
Long-term debt:
10 3/4% senior notes, net of discount	$323	$—	$—	$—	$323
Senior term loan	149	2	24	123	—
Convertible subordinated debentures	135	—	—	—	135
Database financing agreement	9	5	4	—	—
Other	4	—	2	1	1

Total long-term debt commitments, including current maturities	620	7	30	124	459

Other commitments:
Information technology outsourcing contracts(1)	1,118	175	306	263	374
Operating leases	107	27	44	25	11
Purchase obligations(2)	51	27	14	6	4
Interest on long-term debt, including current maturities(3)	288	37	74	68	109
Other long-term liabilities reflected on our balance sheet under GAAP	28	—	—	—	28

Total other commitments	1,592	266	438	362	526

Total contractual cash obligations	$2,212	$273	$468	$486	$985

(1)	Amounts under information technology outsourcing contracts reflect our payment obligations for the resource baselines specified in the applicable outsourcing contracts and do not take into consideration any rights we may have under these contracts to reduce or eliminate resource usage or baselines.

(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. This includes contracts which are cancelable with notice and the payment of an early termination penalty. Purchase obligations exclude agreements that are cancelable without penalty and also exclude liabilities to the extent presented on the balance sheet as of December 31, 2003.

We are subject to various contracts with certain health care providers and facilities for the provision of health care services to its members. Such contracts involve payments from us, generally on a monthly basis, in the ordinary course of business and are not included in the above table because we are not required to make minimum payments under these contracts.

(3)	Interest on long-term debt is calculated using the stated rates per the financing agreements. For debt with variable rates, such as the swap on $300 million of our 10 3/4% senior notes and the senior term loan, the rate in place as of December 31, 2003 was used to estimate all remaining payments.

As of December 31, 2003 we did not have any off-balance sheet arrangements that are required to be disclosed under Item 303(a)(4)(ii) of SEC Regulation S-K.

In February 2004, our debt was rated below investment grade by the major credit rating agencies as follows:

		Senior	10 3/4%	Convertible
		Credit	Senior	Subordinated
Agency	Outlook	Facility	Notes	Debentures

Moody’s	Positive	Ba3	B1	B2
Standard & Poor’s	Stable	BB+	BB+	B
Fitch IBCA	Positive	BB	BB	B+

Consequently, if we seek to raise funds in capital markets transactions, our ability to do so will be limited to issuing additional non-investment grade debt or issuing equity and/or equity-linked instruments.

We expect to fund our working capital requirements and capital expenditures during the next twelve months from our cash flow from operations or from capital market transactions. We have taken a number of steps to increase our internally generated cash flow, including increasing premiums, increasing our marketing of specialty product lines, introducing new products to generate new revenue sources and reducing our health care expenses by, among other things, exiting from unprofitable markets and cost savings initiatives. If our cash flow is less than we expect due to one or more of the risk factors described in “Cautionary Statements,” or our cash flow requirements increase for reasons we do not currently foresee or we make any acquisitions as part of our growth strategy, then we may need to draw down available funds on our revolving line of credit which matures in June 2006 or issue additional debt or equity securities. A failure to comply with any covenant in the senior credit facility could make funds under our revolving line of credit unavailable. We also may be required to take additional actions to reduce our cash flow requirements, including the deferral of planned investments aimed at reducing our selling, general and administrative expenses. The deferral or cancellation of any investments could have a material adverse impact on our ability to meet our short-term business objectives. We regularly evaluate cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. We may elect to raise additional funds for these purposes either through additional debt or equity, the sale of investment securities or otherwise as appropriate. We have an effective shelf registration statement on file with the Securities and Exchange Commission under which we may sell common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units in one or more offerings from time to time up to a total dollar amount of $600 million. As of December 31, 2003, we have approximately $400 million available under the shelf registration after our common stock offering in November 2003. The actual amount of any securities issued, the terms of those securities and the intended use of the proceeds from any sale, will be determined at the time of sale, if any such sale occurs.

Other Balance Sheet Change Explanations

Receivables, Net. Receivables, net as of December 31, 2003, decreased $24 million from December 31, 2002 due to the decrease in provider receivables from collections and settlements primarily in California and Washington.

Medical Claims and Benefits Payable. The majority of our medical claims and benefits payable represents liabilities related to our risk-based contracts. Under risk-based contracts, claims are payable once incurred and cash disbursements are made to health care providers for services provided to members after the related claim has been submitted and adjudicated. Under capitated contracts, health care providers are prepaid on a fixed-fee per member per month basis, regardless of the services provided to members. The liabilities that arise for capitated contracts relate to timing issues primarily due to membership changes that may occur. As of December 31, 2003, approximately 85% of medical claims and benefits payable was attributable to risk-based contracts.

The following table presents the breakdown of our medical claims and benefits payable:

	December 31,	December 31,
	2003	2002

	(Amounts in millions)
Incurred But Not Reported (IBNR)	$826	$753
Capitation and All Other Medical Claims and Benefits Payable	202	292

Medical Claims and Benefits Payable	$1,028	$1,045

Medical claims and benefits payable as of December 31, 2003 decreased $17 million from the balance as of December 31, 2002, primarily due to a $90 million reduction in capitation and all other medical claims and benefits payable due primarily to annual settlements of provider risk sharing programs through payouts or by offsetting of risk program receivables against risk program liabilities. IBNR increased $73 million as a result of an increase in commercial risk membership and commercial health care costs per member, partially offset by a decrease in the elapsed time between the date health care services were provided and payment of the related claims liabilities as compared to December 31, 2002.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities, including accrued compensation and employee benefits, increased $52 million from December 31, 2002, primarily due to an increase of $39 million related to increases in liabilities for reinsurance and legal expenses and the timing of payments of trade accounts payable and other accruals, an increase of $16 million in accrued compensation and an increase of $10 million in accrued taxes, partially offset by a decrease of $13 million in OPM reserves.

Stockholders’ Equity. The decrease in treasury stock and additional paid-in capital from December 31, 2002 were primarily due to the retirement of all 23 million shares of outstanding treasury stock, partially offset by the issuance of 7.6 million shares in connection with the public common stock offering and 1.5 million shares of restricted common stock that we granted as part of an employee recognition and retention program during the year ended December 31, 2003. All share data have been adjusted for the effect of the two-for-one stock split in the form of a stock dividend that was effective January 20, 2004. See Note 6 of the Notes to Consolidated Financial Statements.

Adoption of New Accounting Policy — Stock-Based Compensation

For the year ended December 31, 2003, we recognized approximately $8 million, net of tax, of compensation expense related to stock-based compensation for employees and directors related to stock options and shares under the Employee Stock Purchase Plan. Prior to 2003, we accounted for our stock-based employee and director compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Stock-based employee and director compensation cost was not reflected in the net loss for the year ended December 31, 2002, because all options granted under our plans had exercise prices equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, on a prospective basis for all employee and director awards granted, modified, or settled after January 1, 2003. Awards to employees typically vest over four years. Therefore, the cost related to stock-based employee and director compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards granted, modified or settled since October 1, 1995. See Note 2 of the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. The accounting estimates that we believe involve the most complex judgments, and are the most critical to the accurate reporting of our financial condition and results of operations include the following:

Incurred But Not Reported or Paid Claims Reserves. We estimate the amount of our reserves for claims incurred but not reported (including those received but not yet paid), or IBNR, under our risk-based provider contracts and our fee-for service carve-outs from our capitated provider contracts, primarily using standard actuarial methodologies based on historical data. These standard actuarial methodologies include, among other factors, contractual requirements, historical utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefit changes, expected health care cost inflation, seasonality patterns and changes in membership. In developing the IBNR estimate, we apply different estimation methods depending on the month for which incurred claims are being estimated. For example, we actuarially calculate completion factors using our analysis of claims payment patterns over the most recent 36-month period. The completion factor is an actuarial estimate, based upon historical experience, of the percentage of claims incurred during a given period that has been adjudicated by us as of the date of estimation. We then apply these completion factors to the actual claims paid to-date for each incurral month, except for the most recent months, to estimate the expected amount of ultimate incurred claims for each of these months. We do not believe that completion factors are a reliable basis for estimating claims incurred for the most recent two to four months, because claims likely have not had enough time to achieve a trendable level of completion. Therefore, for the more recent months, we estimate our claims incurred by applying observed trend factors to the per member per month (PMPM) costs for prior months, which costs have been estimated using completion factors, in order to estimate the PMPMs for the most recent months. We validate our estimates of the most recent PMPMs by comparing the most recent months’ utilization levels to the utilization levels in older months. This approach is consistently applied from period to period.

The completion factors and claims PMPM trend factors are the most significant factors we use in estimating our IBNR. The following table illustrates the sensitivity of these factors and the estimated potential impact on the Company’s operating results caused by these factors:

Completion Factor(a)	Increase (Decrease) in
Increase (Decrease) in Factor	Medical Claims Payable

(Amounts in millions)
(3)%	$41
(2)%	27
(1)%	13
1%	(13)
2%	(26)
3%	(39)

Claims Trend Factor(b)	Increase (Decrease) in
Increase (Decrease) in Factor	Medical Claims Payable

(Amounts in millions)
(3)%	$(2)
(2)%	(1)
(1)%	(1)
1%	1
2%	1
3%	2

(a)	Reflects estimated potential changes in medical claims payable caused by changes in completion factors in each of the most recent four months.

(b)	Reflects estimated potential changes in medical claims payable caused by changes in annualized claims trend used for the estimation of per member per month claims for the most recent four months.

In addition, assuming a hypothetical 1% difference between our December 31, 2003 estimated claims liability and the actual claims incurred run-out, net income for the year ended December 31, 2003 would increase or decrease by approximately $8.3 million, while diluted net income per share would increase or decrease by $0.06 per share, net of tax, after adjusting for the two-for-one stock split in the form of a stock dividend that was effective January 20, 2004.

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

Our profitability depends in part on our ability to price our products accurately, predict our health care costs and control future health care costs through underwriting criteria, medical and disease management programs, product design and negotiation of favorable provider and hospital contracts. We use our underwriting systems to establish and assess premium rates based on accumulated actuarial data, with adjustments for factors such as claims experience and hospital and physician contract changes. We may be less able to accurately price our new products than our other products because of our relative lack of experience and accumulated data for our new products. Premiums on our commercial products are generally fixed for one-year periods. Each of our subsidiaries that offers Medicare+Choice products must submit adjusted community rate proposals, generally by county or service area, to CMS in early September for each Medicare+Choice product that will be offered in a subsequent year. As a result, increases in the costs of health care services in excess of the estimated future health care costs reflected in the premiums or the adjusted community rate proposals generally cannot be recovered in the applicable contract year through higher premiums or benefit designs.

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

Our performance depends in part upon our ability to implement our business strategy of expanding our product portfolio and increasing our commercial and specialty memberships, managing our participation in the Medicare+Choice program in light of the new Medicare legislation and growth opportunity, and ultimately evolving into a consumer health organization. In 2002 and 2003, we experienced a decline in revenue from our reduced participation in Medicare+Choice and a loss of unprofitable commercial membership. We are seeking to replace revenue and increase our commercial business through a number of new product initiatives. Our revenues could decline if we lose membership, fail to increase membership in targeted markets or fail to gain market acceptance for new products for any reason, including:

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

Our capitated providers could become insolvent and expose us to unanticipated expenses. We maintain insolvency reserves that include estimates for potentially insolvent providers, where conditions indicate claims are not being paid or have slowed considerably. Depending on states’ laws, we may be held liable for unpaid health care claims that were previously the responsibility of the capitated provider and for which we have already paid capitation. We may also incur additional health care costs in the event of provider instability that causes us to replace a provider at less cost-effective rates to continue providing health care services to our members.

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

Our selling, general and administrative expenses have been rising due in part to our continued investment in strategic initiatives and could increase more than we anticipate as a result of a number of factors, which could adversely impact our profitability. These factors include:

•	our need for additional investments in PBM expansion, branding and advertising campaigns, medical management, underwriting and actuarial resources and technology;

•	our need for additional investments in information technology projects, including consolidation of our existing systems that manage membership, eligibility, capitation, claims processing and payment information and other important information;

•	our need for increased claims administration, personnel and systems;

•	our greater emphasis on small group and individual health insurance products, which may result in an increase in the broker commissions we pay;

•	the necessity to comply with regulatory requirements;

•	the success or lack of success of our marketing and sales plans to attract new customers, and create customer acceptance for new products;

•	our ability to estimate costs for our self-insured retention for medical malpractice claims; and

•	our ability to estimate legal expenses and settlements associated with litigation that has been or could be brought against us.

In addition, our selling, general and administrative expenses as a percentage of our revenue could increase due to changes in our product mix among commercial, senior and specialty products and unexpected declines in our membership and related revenue. If we do not generate expected cash flow from operations, we could be forced to postpone or cancel some of these planned investments, which would adversely affect our ability to meet our short-term strategic plan.

The inability or failure to properly maintain management information systems, or any inability or failure to successfully update or expand processing capability or develop new capabilities to meet our business needs could result in operational disruptions and other adverse consequences.

Our business depends significantly on effective information systems. The information gathered and processed by our management information systems assists us in among other things, marketing and sales tracking, underwriting, billing, claims processing, capitation processing, medical management, medical cost and utilization trending, financial and management accounting, reporting, planning and analysis and e-commerce. These systems also support our on-line customer service functions, provider and member administrative functions and support our tracking and extensive analyses of health care costs and outcome data. Any inability or failure to properly maintain management information systems, or any inability or failure to successfully update or expand processing capability or develop new capabilities to meet our business needs, could result in operational disruptions, loss of existing customers, difficulty in attracting new customers, disputes with customers and providers, regulatory problems, increases in administrative expenses and other adverse consequences.

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

The Medicare program has accounted for 49% of our total revenue in 2003 and more than 50% of our total revenue in each of the prior five years. CMS regulates the benefits provided, premiums paid, quality assurance procedures, marketing and advertising for our Medicare+Choice products. CMS may terminate our Medicare+Choice contracts or elect not to renew those contracts when those contracts come up for renewal every 12 months. Although we expect to receive increased government funding under the newly enacted DIMA legislation, we may still face the risk of reduced or insufficient government reimbursement and the need to continue to exit unprofitable markets. The loss of Medicare contracts or changes in the regulatory requirements governing the Medicare+Choice program or the program itself could have a material adverse effect on our financial position, results of operations or cash flows.

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

Our PBM is also subject to federal and state anti-remuneration laws that govern its relationships with pharmaceutical manufacturers. Federal and state legislatures are considering new regulations for the industry that could adversely affect current industry practices, including the receipt of rebates from pharmaceutical companies. In addition, if a court were to determine that our PBM acts as a fiduciary under ERISA, we could be subject to claims for alleged breaches of fiduciary obligations in implementation of formularies, preferred drug listings and therapeutic intervention programs and other transactions. We also conduct business as a mail-order pharmacy, which subjects us to extensive federal, state and local regulation, as well as risks inherent in the packaging and distribution of pharmaceuticals and other health care products. The failure to adhere to these regulations could expose our PBM subsidiary to civil and criminal penalties. We also face potential claims in connection with claimed errors by our mail-order pharmacy.

Our forecasts and other forward looking statements are based upon various assumptions that are subject to significant uncertainties that may result in our failure to achieve our forecasted results.

From time to time in press releases, conference calls and otherwise, we may publish or make forecasts or other forward looking statements regarding our future results, including estimated earnings per share and other operating and financial metrics. Our forecasts are based upon various assumptions that are subject to significant uncertainties and any number of them may prove incorrect. Our estimated earnings per share are based in part upon a forecast of our weighted average shares outstanding at the time of our estimate. Our convertible subordinated debentures include a contingent conversion feature that may materially affect our weighted average shares outstanding in any quarter. If the conditions to conversion are satisfied during a quarter, then the debentures are convertible during the next quarter and the underlying shares of common stock into which they are convertible are included in the calculation of our weighted average shares outstanding. If the conditions to conversion are not met, then the underlying shares are excluded from the calculation.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2003 and 2002. For investment securities and debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For debt with variable rates, the rates in place as of December 31, 2003 are used to determine average interest rates. Additionally, we have assumed our marketable securities and restricted marketable securities, comprised primarily of U.S. government, state, municipal, and corporate debt securities, are similar enough to aggregate into fixed rate and variable rate securities for presentation purposes. For terms relating to our long-term debt, see Note 5 of the Notes to Consolidated Financial Statements.

As of December 31, 2003:

	2004	2005	2006	2007	2008	Beyond	Total	Fair Value

	(Amounts in thousands)
Assets:
Marketable securities:
Fixed rate	$144,335	$79,464	$126,485	$111,437	$148,452	$686,113	$1,296,286	$1,326,317
Average interest rate	2.82%	5.55%	4.57%	5.16%	4.71%	5.49%	4.99%	—
Variable rate	$3,500	$2,527	$—	$2,506	$—	$25,043	$33,576	$33,403
Average interest rate	1.49%	1.47%	—	1.36%	—	2.06%	1.91%	—
Marketable securities — restricted:
Fixed rate	$108,383	$16,900	$14,631	$7,017	$6,632	$12,842	$166,405	$167,616
Average interest rate	2.78%	2.78%	3.32%	5.42%	5.16%	5.79%	3.22%	—
Variable rate	$—	$—	$—	$—	$—	$141	$141	$144
Average interest rate	—	—	—	—	—	6.24%	6.24%	—
Liabilities:
Long term debt, including debt due within one year:
Fixed rate	$5,996	$4,532	$905	$270	$289	$458,954	$470,946	$470,946
Average interest rate	4.36%	4.51%	6.17%	6.77%	6.77%	6.73%	—	—
Variable rate	$1,500	$1,500	$23,250	$72,750	$50,250	$—	$149,250	$149,250
Average interest rate	3.68%	3.68%	3.68%	3.68%	3.68%	—	—	—

As of December 31, 2002:

	2003	2004	2005	2006	2007	Beyond	Total	Fair Value

	(Amounts in thousands)
Assets:
Marketable securities:
Fixed rate	$89,716	$21,947	$76,516	$107,695	$100,005	$733,833	$1,129,712	$1,167,299
Average interest rate	3.14%	3.71%	6.49%	5.43%	5.35%	5.74%	5.48%	—
Variable rate	$—	$3,500	$2,527	$—	$—	$25,021	$31,048	$28,218
Average interest rate	—	6.53%	2.17%	—	—	2.65%	3.05%	—
Marketable securities — restricted:
Fixed rate	$56,097	$85,105	$3,342	$7,956	$10,596	$22,946	$186,042	$190,172
Average interest rate	1.34%	3.30%	6.16%	5.73%	5.45%	5.80%	3.12%	—
Variable rate	$—	$—	$—	$—	$—	$147	$147	$149
Average interest rate	—	—	—	—	—	6.24%	6.24%	—
Liabilities:
Long term debt, including debt due within one year:
Fixed rate	$46,750	$5,123	$3,007	$—	$—	$633,562	$688,442	$688,442
Average interest rate	6.83%	4.65%	4.65%	—	—	9.09%	—	—
Variable rate	$60,484	$81,103	$9,000	$—	$—	$—	$150,587	$150,587
Average interest rate	6.40%	6.40%	6.40%	—	—	—	—	—

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

We have not changed our independent auditors, nor have we had disagreements with our auditors on accounting principles, practices or financial statement disclosure.

ITEM 9A.     CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer, or CEO, and chief financial officer, or CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2003.

An evaluation was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal controls over financial reporting that occurred during our last fiscal year and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. That evaluation did not identify any change in our internal controls over financial reporting that occurred during our latest fiscal year and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in the sections entitled “Board of Directors,” “Director Compensation,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders is incorporated herein by reference.

The information regarding the Registrant’s audit committee members and audit committee financial experts set forth in the sections entitled “Activities of the Board of Directors and its Committees” and “Audit Committee Report” contained in Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders is incorporated herein by reference.

The information regarding the Registrant’s code of ethics set forth in the section entitled “Code of Ethics” contained in Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders is incorporated herein by reference.

The information regarding the procedures for stockholders to recommend board nominees is set forth in the section entitled “Procedures for Stockholder Recommendations of Board Nominees and Stockholder Proposals” contained in Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

The information contained in the section entitled “Executive Compensation” in the Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The information contained in the section entitled “Principal Stockholders” and “Equity-Based Instruments Held by Management” in the Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders is incorporated herein by reference.

The information contained in the section entitled “Equity Compensation Plan Information” in the Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders is also incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in the section entitled “Certain Relationships and Related Transactions” contained in the Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information contained in the section entitled “Independent Auditor Fees” in the Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

Page
Reference

(a)1.	Consolidated Financial Statements:
	Consolidated Balance Sheets as of December 31, 2003 and 2002	F-1
	Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	F-2
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001	F-3
	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	F-4
	Notes to Consolidated Financial Statements	F-6
	Report of Ernst & Young LLP, Independent Auditors	F-42
	Quarterly Information for 2003 and 2002 (Unaudited)	F-43
2.	Financial Statement Schedule:
	Schedule II — Valuation and Qualifying Accounts	F-44
All other schedules are omitted because they are not required or the information is included elsewhere in the consolidated financial statements.
3.	Exhibits: An “Exhibit Index” is filed as part of this Form 10-K beginning on page E-1 and is incorporated by reference.
(b)	Reports on Form 8-K:
We filed the following reports on Form 8-K during the quarter ended December 31, 2003:
On November 5, 2003, we filed a Form 8-K that filed a press release wherein we announced our financial results for the quarter ended September 30, 2003.
On November 10, 2003, we filed a Form 8-K that filed a press release wherein we announced the appointment of Aida Alvarez and Linda Rosenstock to the Board of Directors.

On November 12, 2003, we filed a Form 8-K that filed a press release wherein we announced a revision to our earnings per share guidance for the 2003 fourth quarter and the full year 2003 to reflect the costs associated with the redemption of $175 million in principal 10 3/4% senior notes and the dilutive effect of the 7.6 million shares of common stock issued in the public offering announced on November 10, 2003.

On November 13, 2003, we filed a Form 8-K that filed a press release wherein we attached the Underwriting Agreement, dated as of November 10, 2003, between us and Goldman, Sachs & Co. in connection with the public offering of 7.6 million shares of our common stock.

On December 23, 2003, we filed a Form 8-K that filed a press release wherein we announced that our Board of Directors had approved a two-for-one common stock split in the form of a stock dividend, which was distributed on January 20, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFICARE HEALTH SYSTEMS, INC.

By:	/s/ HOWARD G. PHANSTIEL

Howard G. Phanstiel
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: March 4, 2004

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

Name	Title	Date

/s/ HOWARD G. PHANSTIEL Howard G. Phanstiel	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 4, 2004

/s/ GREGORY W. SCOTT Gregory W. Scott	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 4, 2004

/s/ PETER A. REYNOLDS Peter A. Reynolds	Senior Vice President and Corporate Controller (Chief Accounting Officer)	March 4, 2004

/s/ DAVID A. REED David A. Reed	Lead Independent Director	March 4, 2004

Name	Title	Date

/s/ AIDA ALVAREZ Aida Alvarez	Director	March 4, 2004

/s/ BRADLEY C. CALL Bradley C. Call	Director	March 4, 2004

/s/ SHIRLEY S. CHATER, PH.D. Shirley S. Chater, PH.D.	Director	March 4, 2004

/s/ TERRY O. HARTSHORN Terry O. Hartshorn	Director	March 4, 2004

/s/ GARY L. LEARY Gary L. Leary	Director	March 4, 2004

/s/ DOMINIC NG Dominic Ng	Director	March 4, 2004

/s/ WARREN E. PINCKERT II Warren E. Pinckert II	Director	March 4, 2004

/s/ CHARLES R. RINEHART Charles R. Rinehart	Director	March 4, 2004

/s/ LINDA ROSENSTOCK Linda Rosenstock	Director	March 4, 2004

/s/ LLOYD E. ROSS Lloyd E. Ross	Director	March 4, 2004

PACIFICARE HEALTH SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2002

	(Amounts in thousands,
	except per share data)
ASSETS
Current assets:
Cash and equivalents	$1,198,422	$951,689
Marketable securities	1,359,720	1,195,517
Receivables, net	265,943	289,900
Prepaid expenses and other current assets	57,299	46,805
Restricted cash collateral for FHP senior notes	—	43,346
Deferred income taxes	149,817	100,758

Total current assets	3,031,201	2,628,015

Property, plant and equipment at cost, net	149,407	161,685
Marketable securities-restricted	166,546	186,189
Goodwill, net	983,104	983,104
Intangible assets, net	221,108	243,016
Other assets	67,938	49,124

	$4,619,304	$4,251,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1,027,500	$1,044,500
Accounts payable	65,222	69,733
Accrued liabilities	326,051	285,438
Accrued compensation and employee benefits	99,537	83,471
Unearned premium revenue	496,480	479,552
Current portion of long-term debt	7,496	107,235

Total current liabilities	2,022,286	2,069,929

Long-term debt	477,700	596,961
Convertible subordinated debentures	135,000	135,000
Deferred income taxes	104,777	103,790
Other liabilities	28,004	17,148
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; issued 84,854 shares in 2003 and 95,418 shares in 2002	848	954
Unearned compensation	(16,843)	(2,000)
Additional paid-in capital	1,458,310	1,560,308
Accumulated other comprehensive income	18,815	21,730
Retained earnings	390,407	350,369
Treasury stock, at cost; no shares in 2003 and 23,409 shares in 2002	—	(603,056)

Total stockholders’ equity	1,851,537	1,328,305

	$4,619,304	$4,251,133

All applicable share and per-share amounts reflect the retroactive effects of the two-for-one common stock split in the form of a stock dividend that was effective January 20, 2004.

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2002	2001

	(Amounts in thousands, except per share data)
Revenue:
Commercial	$5,043,257	$4,782,973	$4,553,933
Senior	5,395,265	5,887,603	6,798,637
Specialty and other	498,668	421,439	380,139
Net investment income	71,321	64,487	111,263

Total operating revenue	11,008,511	11,156,502	11,843,972
Expenses:
Health care services and other:
Commercial	4,270,329	4,205,376	4,101,936
Senior	4,540,301	5,104,275	6,133,789
Specialty and other	255,164	176,050	131,932

Total health care services and other	9,065,794	9,485,701	10,367,657
Selling, general and administrative expenses	1,452,542	1,370,160	1,288,374
Impairment, disposition, restructuring, Office of Personnel Management and other charges (credits), net	—	3,774	61,157

Operating income	490,175	296,867	126,784
Interest expense, net	(100,531)	(74,904)	(70,282)

Income before income taxes	389,644	221,963	56,502
Provision for income taxes	146,896	82,792	38,371

Income before cumulative effect of a change in accounting principle and extraordinary gain	242,748	139,171	18,131
Cumulative effect of a change in accounting principle	—	(897,000)	—
Extraordinary gain on early retirement of debt, net	—	—	875

Net income (loss)	$242,748	$(757,829)	$19,006

Basic earnings (loss) per share:
Income before cumulative effect of a change in accounting principle and extraordinary gain	$3.26	$1.98	$0.27
Cumulative effect of a change in accounting principle	—	(12.73)	—
Extraordinary gain, net	—	—	0.01

Basic earnings (loss) per share	$3.26	$(10.75)	$0.28

Diluted earnings (loss) per share:
Income before cumulative effect of a change in accounting principle and extraordinary gain	$3.04	$1.98	$0.26
Cumulative effect of a change in accounting principle	—	(12.73)	—
Extraordinary gain, net	—	—	0.01

Diluted earnings (loss) per share	$3.04	$(10.75)	$0.27

All applicable per-share amounts reflect the retroactive effects of the two-for-one common stock split in the form of a stock dividend that was effective January 20, 2004.

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
				Other
			Additional	Comprehensive
	Common	Unearned	Paid-in	Income	Retained	Treasury
	Stock	Compensation	Capital	(Loss)	Earnings	Stock	Total

	(Amounts in thousands)
Balances at December 31, 2000	$940	$—	$1,613,474	$(2,975)	$1,089,192	$(697,071)	$2,003,560

Comprehensive income:
Net income	—	—	—	—	19,006	—	19,006
Other comprehensive gain, net of tax:
Change in unrealized gains on marketable securities, net of reclassification adjustment	—	—	—	4,926	—	—	4,926

Comprehensive income	—	—	—	4,926	19,006	—	23,932

Capital stock activity:
Employee benefit plans	6	(1,153)	4,357	—	—	—	3,210
Reissuance of treasury stock	—	—	(28,621)	—	—	38,821	10,200
Purchase of remaining minority interest in consolidated subsidiary	—	—	(7,138)	—	—	—	(7,138)
Tax benefit associated with exercise of stock options	—	—	21	—	—	—	21

Balances at December 31, 2001	946	(1,153)	1,582,093	1,951	1,108,198	(658,250)	2,033,785

Comprehensive income (loss):
Net loss	—	—	—	—	(757,829)	—	(757,829)
Other comprehensive gain, net of tax:
Change in unrealized gains on marketable securities, net of reclassification adjustment	—	—	—	19,779	—	—	19,779

Comprehensive income (loss)	—	—	—	19,779	(757,829)	—	(738,050)

Capital stock activity:
Employee benefit plans	8	(847)	(7,649)	—		28,301	19,813
Reissuance of treasury stock	—	—	(15,145)	—	—	26,893	11,748
Tax benefit associated with exercise of stock options	—	—	1,009	—	—	—	1,009

Balances at December 31, 2002	954	(2,000)	1,560,308	21,730	350,369	(603,056)	1,328,305

Comprehensive income (loss):
Net income	—	—	—	—	242,748	—	242,748
Other comprehensive loss, net of tax:
Change in unrealized gains on marketable securities, net of reclassification adjustment	—	—	—	(2,915)	—	—	(2,915)

Comprehensive income (loss)	—	—	—	(2,915)	242,748	—	239,833

Capital stock activity:
Employee benefit plans	51	(14,843)	78,974	—	—	2,448	66,630
Purchase of treasury stock	—	—	—	—	—	(493)	(493)
Retirement of treasury stock	(233)	—	(398,158)	—	(202,710)	601,101	—
Proceeds from equity offering	76	—	199,348	—	—	—	199,424
Tax benefit associated with exercise of stock options	—	—	17,838	—	—	—	17,838

Balances at December 31, 2003	$848	$(16,843)	$1,458,310	$18,815	$390,407	$—	$1,851,537

All applicable dollar amounts reflect the retroactive effects of the two-for-one common stock split in the form of a stock dividend that was effective January 20, 2004.

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2002	2001

	(Amounts in thousands)
Operating activities:
Net income (loss)	$242,748	$(757,829)	$19,006
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Deferred income taxes	(46,088)	18,559	(3,966)
Depreciation and amortization	44,713	50,284	65,808
Expenses related to bond redemption	28,155	—	—
Loss on disposal of property, plant and equipment and other	22,328	12,793	6,053
Amortization of intangible assets	21,908	23,600	23,781
Stock-based compensation expense	19,092	693	3,632
Tax benefit realized for stock option exercises	17,838	1,009	21
Provision for doubtful accounts	10,271	6,346	22,070
Amortization of capitalized loan fees	7,481	7,784	7,560
Amortization of notes receivable from sale of fixed assets	(5,641)	(3,107)	—
Employer benefit plan contributions in treasury stock	1,363	12,132	—
Amortization of discount on 10 3/4% senior notes	424	266	—
Cumulative effect of a change in accounting principle	—	897,000	—
Marketable and other securities impairment for other than temporary declines in value	—	12,543	—
Impairment, disposition, restructuring, Office of Personnel Management and other charges (credits), net	—	3,774	61,157
Adjustment to cash received in purchase transaction	—	17	—
Amortization of goodwill	—	—	59,115
Gain on early retirement of debt	—	—	(1,800)
Changes in assets and liabilities:
Receivables, net	19,327	82,369	16,186
Prepaid expenses and other assets	(33,748)	2,627	7,721
Medical claims and benefits payable	(17,000)	(52,226)	(174,900)
Accounts payable and accrued liabilities:
Payment for Office of Personnel Management settlement, net of amounts received	(10,000)	(65,441)	—
Other changes in accounts payable and accrued liabilities	74,031	59,027	(25,216)
Unearned premium revenue	16,928	(69,841)	(47,305)

Net cash flows provided by operating activities	414,130	242,379	38,923

Investing activities:
Purchase of marketable securities, net	(169,102)	(113,987)	(190,401)
Purchase of property, plant and equipment	(52,271)	(59,274)	(77,301)
Sale (purchase) of marketable securities-restricted, net	19,643	(117,368)	(17,765)
Proceeds from the sale of property, plant and equipment	30	12,492	25,139
Net cash paid for acquisitions	—	—	(500)

Net cash flows used in investing activities	(201,700)	(278,137)	(260,828)

Financing activities:
Proceeds from equity offering used for redemption of $175 million of senior notes	199,424	—	—
Principal payments on senior note redemption	(175,000)	—	—
Principal payments on long-term debt	(151,329)	(554,308)	(30,284)
Proceeds from borrowings of long-term debt	150,000	496,945	—
Principal payments on FHP senior notes	(43,250)	(41,750)	—
Use of restricted cash collateral for payment of FHP senior notes	43,250	—	—
Proceeds from issuance of common and treasury stock	41,146	4,893	83
Payment of premium to bondholders for senior note redemption	(18,813)	—	—
Loan fees	(6,949)	(37,789)	(12,949)
Payments on software financing agreement	(3,683)	(2,231)	—
Common stock repurchases	(493)	—	—
Proceeds from issuance of convertible subordinated debentures	—	135,000	—
Proceeds from draw down under equity commitment arrangement	—	8,928	—
Purchase of minority interest in consolidated subsidiary	—	—	(8,821)

Net cash flows provided by (used in) financing activities	34,303	9,688	(51,971)

Net increase (decrease) in cash and equivalents	246,733	(26,070)	(273,876)
Beginning cash and equivalents	951,689	977,759	1,251,635

Ending cash and equivalents	$1,198,422	$951,689	$977,759

See accompanying notes.
Table continued on next page

PACIFICARE HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2002	2001

	(Amounts in thousands)
Supplemental cash flow information:
Cash paid (received) during the year for:
Income taxes, net of refunds	$168,933	$(68,123)	$7,328
Interest	$67,363	$68,732	$73,140
Supplemental schedule of noncash investing and financing activities:
Details of cumulative effect of a change in accounting principle:
Goodwill impairment	$—	$929,436	$—
Less decrease in deferred liability	—	(32,436)	—

Goodwill impairment, net of tax	$—	$897,000	$—

Stock-based compensation	$5,028	$1,915	$(506)

Treasury stock reissued in exchange for retirement of long-term debt:
Treasury stock	$—	$5,218	$38,821
Additional paid-in capital	—	(2,398)	(28,621)
Long-term debt retired	—	(3,000)	(12,000)

Extraordinary gain on early retirement of debt	$—	$(180)	$(1,800)

Details of accumulated other comprehensive income:
Change in unrealized gains on marketable securities	$(4,899)	$31,720	$7,939
Less change in deferred income taxes	1,984	(11,941)	(3,013)

Change in stockholders’ equity	$(2,915)	$19,779	$4,926

Details of assets sold:
Net book value of assets sold	$—	$—	$(42,000)
Less cash received	—	—	25,000

Note receivable from sale of assets	$—	$—	$(17,000)

Details of businesses acquired in purchase transactions:
Fair value of assets acquired	$—	$—	$3,245
Less liabilities assumed or created	—	—	(2,745)

Cash paid for fair value of assets acquired	—	—	500
Cash acquired in acquisitions	—	—	—

Net cash paid for acquisitions	$—	$—	$500

Details of discount on 10 3/4% senior notes:
Discount	$(2,789)	$(3,055)	$—
Discount reduction related to bond redemption	836	—	—
Amortization	424	266	—

Net discount on notes payable	$(1,529)	$(2,789)	$—

Details of assets acquired:
Net book value of assets acquired	$(2,522)	$(13,674)	$—
Note payable	3,002	—	—
Prepaid software maintenance	(480)	13,674	—

Cash paid for assets acquired	$—	$—	$—

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Organization and Operations. PacifiCare Health Systems, Inc. offers managed care and other health insurance products to employer groups and Medicare beneficiaries primarily in eight western states and Guam. Our commercial and senior medical plans are designed to deliver quality health care and customer service to members cost-effectively. These programs include health maintenance organizations, or HMOs, preferred provider organizations, or PPOs, and Medicare Supplement products. We also offer a variety of specialty managed care products and services that employees can purchase as a supplement to our basic commercial and senior plans or as stand-alone products. These products include pharmacy benefit management, or PBM, services, behavioral health services, group life and health insurance and dental and vision benefit plans.

Consolidation. Premium revenues are earned from products where we bear insured risk. Non-premium revenues are earned from all other sources, including revenues from our PBM mail order business, administrative fees and other revenue. Commencing with the first quarter of 2003, we reformatted our statement of operations to show total revenues (premium revenues and non-premium revenues) and health care services and other expenses by the following categories: commercial, senior and specialty and other. These changes are summarized below:

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

Segment Information. We present segment information externally the same way management uses financial data internally to make operating decisions and assess performance. Because we sell health care packages in the form of bundled managed care and supplemental managed care products to members of all ages, we have one reportable operating segment. These managed care members generally fall within two product lines, commercial and senior. Revenues from non-Medicare members, generally employees or early retirees of businesses, are reported in the commercial product line. Revenues from our Medicare customers are reported in the senior product line. Our single largest customer is the federal government. Sources of federal government revenues include revenues from Medicare beneficiaries and from federal employees covered by the Federal Employee Health Benefits Program, or FEHBP, who are included in our commercial product line. Federal government revenues were $5.9 billion in 2003, $6.3 billion in 2002, and $7.1 billion in 2001.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of Estimates. In preparing the consolidated financial statements, we must use some estimates and assumptions that may affect reported amounts and disclosures. We use estimates most often when accounting for:

•	Allowances for doubtful premiums and accounts receivable;

•	Provider receivables and reserves;

•	Impairment of long-lived assets;

•	Medical claims and benefits payable;

•	Professional and general liability; and

•	Reserves relating to the United States Office of Personnel Management, or OPM.

We are also subject to risks and uncertainties that may cause actual results to differ from estimated results, such as changes in the health care environment, competition and legislation.

Reclassifications. We reclassified certain prior year amounts in the accompanying consolidated financial statements to conform to the reformatted 2003 presentation. The reclassifications and changes in presentation do not have any effect on our total consolidated revenues or health care services and other expenses.

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

Concentrations of Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of investments in marketable securities and receivables generated in the ordinary course of business. Our short-term investments in marketable securities are managed by professional investment managers within guidelines established by our board of directors that, as a matter of policy, limit the amounts that may be invested in any one issuer. Our receivables include premium receivables from commercial customers, rebate receivables from pharmaceutical manufacturers, receivables related to prepayment of claims on behalf of our self-funded customers, and receivables owed to us from providers under risk-sharing arrangements. We had no significant concentrations of credit risk at December 31, 2003.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Long-Lived Assets.

Property, Plant and Equipment. We record property, plant and equipment at cost. We capitalize replacements and major improvements and certain internal and external costs associated with the purchase or development of internal-use software. We charge repairs and maintenance to expense as incurred. We eliminate the costs and related accumulated depreciation when we sell property, plant and equipment, and any resulting gains or losses are included in net income. We depreciate property, plant and equipment, including assets under capital leases, evenly over the assets’ useful lives ranging from three to 25 years. We amortize leasehold improvements evenly over the shorter of the lease term or five years. We amortize software costs evenly over estimated useful lives ranging from three to five years. Accumulated depreciation and amortization on property, plant and equipment totaled $212 million at December 31, 2003 and $192 million at December 31, 2002.

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

Goodwill and Intangible Assets. When we acquire a business, we allocate the excess of the purchase price over the fair value of the net assets acquired to goodwill and identified intangible assets. Prior to 2002, we amortized goodwill and intangible assets evenly over periods ranging from three to 40 years. On January 1, 2002, we adopted Statements of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill is no longer amortized, but is subject to impairment tests on an annual basis or more frequently if impairment indicators exist. The tests for measuring goodwill impairment under SFAS No. 142 are more stringent than the previous tests required by SFAS No. 121. See Note 7, “Goodwill and Intangible Assets.”

Premiums and Revenue Recognition. We report prepaid health care premiums received from our HMOs’ enrolled groups as revenue in the month that enrollees are entitled to receive health care services. We record premiums received in advance as unearned premium revenue. Funds received under the federal Medicare program accounted for approximately 50% in 2003, 53% in 2002 and 58% in 2001 as a percentage of total premiums.

Health Care Services. Our HMOs arrange for comprehensive health care services to their members through capitation or risk-based arrangements. Capitation is a fixed monthly payment made without regard to the frequency, extent or nature of the health care services actually furnished. We provide benefits to enrolled members generally through our contractual relationships with physician groups and hospitals. Our capitated physicians and hospitals may, in turn, contract with specialists or referral physicians and hospitals for specific services and are generally responsible for any related payments to those referral physicians and hospitals. Risk-based arrangements include shared-risk and fee-for-

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

service contracts. Under the shared-risk contracts, we share the risk of health care costs with parties not covered by our capitation arrangements. Under fee-for-service contracts, we contract with certain hospitals and ancillary providers, as well as some individual physicians or physician organizations, to provide services to our members based on modified discounted fee schedules for the services provided. Expenses related to these programs that are based in part on estimates are recorded in the period in which the related services are dispensed. The cost of health care provided is accrued in the period it is dispensed to the enrolled members, based in part on estimates for hospital services and other health care costs that have been incurred but not yet reported, or IBNR. Management develops these estimates using standard actuarial methods which include, among other factors, the average interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, expected health care cost inflation, utilization, seasonality patterns and changes in membership. The estimates for submitted claims and IBNR claims liabilities are made on an accrual basis and adjusted based on actual claims data in future periods as required. For new products, such as our PPO products, estimates are initially based on health care cost data provided by third parties. This data includes assumptions for member age, gender and geography. The models that we use to prepare estimates for each product are adjusted as we accumulate actual claims paid data. Such estimates could materially understate or overstate our actual liability for medical claims and benefits payable. These estimates are reviewed by outside parties and state regulatory authorities on a periodic basis. The estimates for submitted claims and IBNR claims liabilities are made on an accrual basis and adjusted in future periods as required. Adjustments to prior period estimates, if any, are included in current operations. We have also recorded reserves, based in part on estimates, to indemnify our members against potential claims made by specialists or other providers whose fees should have been paid by the insolvent medical groups. See Note 13, “Contingencies.”

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

Stock-Based Compensation. We have stock-based employee and director compensation plans. See Note 9, “Employee Benefit Plans.” Prior to 2003, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee and director compensation cost was reflected in net income (loss) for the years ended December 31, 2002 and 2001, as all stock options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, on a prospective basis for all employee and director awards granted, modified or settled on or after January 1, 2003. Awards typically vest over four years. Therefore, cost related to stock-based employee and director compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards granted, modified or settled since October 1, 1995. The following table illustrates the effect on net income (loss) and earnings (loss) per share, after adjusting for the effect of the two-for-one stock split in the form of a

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock dividend that was effective January 20, 2004, as if the fair value method had been applied to all outstanding and unvested awards in each period.

	Year Ended

	2003	2002	2001

	(Amounts in thousands, except
	per-share data)
Net income (loss), as reported	$242,748	$(757,829)	$19,006
Add stock-based compensation expense included in reported net income (loss), net of related tax effect	8,228	—	—
Deduct total stock-based compensation expense determined under fair value method for all awards, net of related tax effect	(16,703)	(18,360)	(6,427)

Pro forma net income (loss)	$234,273	$(776,189)	$12,579

Earnings (loss) per share:
Basic — as reported	$3.26	$(10.75)	$0.28

Basic — pro forma	$3.15	$(11.01)	$0.19

Diluted — as reported	$3.04	$(10.75)	$0.27

Diluted — pro forma	$2.93	$(11.01)	$0.19

The following table illustrates the components of our stock-based compensation expense:

	Year Ended

	2003		2002		2001

	Pretax	Net-of-Tax	Pretax	Net-of-Tax	Pretax	Net-of-Tax
	Charges	Amount	Charges	Amount	Charges	Amount

	(Amounts in thousands)
Stock options	$7,545	$4,512	$—	$—	$—	$—
Employee Stock Purchase Plan	6,214	3,716	—	—	—	—

	13,759	8,228	—	—	—	—
Restricted stock(1)	5,333	3,189	693	414	3,632	2,172

Total	$19,092	$11,417	$693	$414	$3,632	$2,172

(1)	The recognition and measurement of restricted stock is the same under APB Opinion No. 25 and FASB Statement No. 123. The related expenses for the fair value of restricted stock were charged to selling, general and administrative expenses and are included in the net income (loss), as reported amounts in the pro forma net income (loss) table above. See Note 6, “Stockholders’ Equity.”

Taxes Based on Premiums. Certain states in which we do business require the payment of excise, per capita or premium taxes based on a specified rate for enrolled members or a percentage of billed premiums. Such taxes may be levied instead of state income tax. These taxes are recorded in selling, general and administrative expenses, and totaled $34 million in 2003, $27 million in 2002 and $26 million in 2001.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Earnings per Share. The following table includes a reconciliation of the denominators for the computation of basic and diluted earnings per share. All share and per share amounts reflect the retroactive effects of the two-for-one common stock split in the form of a stock dividend that was effective January 20, 2004. See Note 6 “Stockholders’ Equity”.

	2003	2002	2001

	(Amounts in thousands)
Shares outstanding at the beginning of the period(1)	71,782	68,894	66,908
Weighted average number of shares issued:
Stock options exercised and treasury stock reissued, net	1,627	1,580	642
Common stock offering(2)	1,000	—	—

Denominator for basic earnings per share	74,409	70,474	67,550
Employee stock options and other dilutive potential common shares(3)(4)	5,554	—	508

Denominator for diluted earnings per share(3)(4)	79,963	70,474	68,058

(1)	Excludes approximately 1,515,000, 226,000 and 180,000 shares of restricted common stock which have been granted but have not fully vested as of December 31, 2003, 2002 and 2001, respectively.

(2)	In November 2003, we issued 7.6 million shares of our common stock in a public offering. See Note 6 “Stockholders’ Equity”.

(3)	Certain options to purchase common stock were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock for the periods presented. For the years ended December 31, 2003 and 2001, these weighted options outstanding totaled 4.6 million shares and 12.2 million shares, respectively, with exercise prices ranging from $12.34 to $57.00 per share.

(4)	Employee stock options and other dilutive potential common shares for the year ended December 31, 2002 were not included in the calculation of diluted earnings per share because they were antidilutive.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Marketable Securities

The following table summarizes marketable securities as of the dates indicated:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(Amounts in thousands)
Marketable securities:
U.S. government and agency	$337,323	$4,084	$(3,903)	$337,504
State, municipal and state and local agency	537,179	20,037	(1,359)	555,857
Corporate debt and other securities	455,360	13,644	(2,645)	466,359

Total marketable securities	1,329,862	37,765	(7,907)	1,359,720

Marketable securities-restricted:
U.S. government and agency	111,442	523	(9)	111,956
State, municipal and state and local agency	17,305	432	(39)	17,698
Corporate debt and other securities	37,799	320	(13)	38,106

Total marketable securities-restricted	166,546	1,275	(61)	167,760

Balance at December 31, 2003	$1,496,408	$39,040	$(7,968)	$1,527,480

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(Amounts in thousands)
Marketable securities:
U.S. government and agency	$339,514	$9,010	$(1,696)	$346,828
State, municipal and state and local agency	391,370	16,057	(759)	406,668
Corporate debt and other securities	429,876	15,726	(3,581)	442,021

Total marketable securities	1,160,760	40,793	(6,036)	1,195,517

Marketable securities-restricted:
U.S. government and agency	103,287	2,542	—	105,829
State, municipal and state and local agency	25,679	736	(68)	26,347
Corporate debt and other securities	57,223	924	(2)	58,145

Total marketable securities-restricted	186,189	4,202	(70)	190,321

Balance at December 31, 2002	$1,346,949	$44,995	$(6,106)	$1,385,838

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2003 the contractual maturities of our marketable securities were as follows:

			Marketable Securities —
	Marketable Securities		Restricted

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Amounts in thousands)
Due in one year or less	$147,337	$143,199	$108,881	$109,273
Due after one year through five years	471,369	487,246	44,681	45,318
Due after five years through ten years	387,392	401,122	6,732	6,870
Due after ten years	323,764	328,153	6,252	6,299

	$1,329,862	$1,359,720	$166,546	$167,760

Proceeds from sales and maturities of marketable securities were $7.4 billion in 2003, $7.7 billion in 2002 and $8.8 billion in 2001. Gross realized gains and gross realized losses are included in net investment income under the specific identification method.

4.     Dispositions

2002 Dispositions. In the fourth quarter of 2002, we entered into an agreement with HEALTHvision under which HEALTHvision acquired the e-prescribing assets of our subsidiary MEDeMORPHUS Healthcare Solutions, Inc. in exchange for assuming certain liabilities. Under this agreement, HEALTHvision assumed responsibility for MEDeMORPHUS’s existing contracts with more than 1,600 physicians, including the delivery of MEDeMORPHUS’s handheld devices and wireless functionality. In connection with the sale of assets, we recognized pretax charges of $9 million ($6 million or $0.07 diluted loss per share, net of tax). See Note 10, “Impairment, Disposition, Restructuring, Office of Personnel Management and Other Charges (Credits).”

5.     Long-Term Debt and Other Commitments

Our contractual cash obligations as of December 31, 2003, including long-term debt and other commitments, were as follows:

	Payments Due by Period

	Total	2004	2005	2006	2007	2008	Thereafter

	(Amounts in millions)
Long-term debt:
10 3/4% senior notes, net of discount	$323	$—	$—	$—	$—	$—	$323
JPMorgan Chase term loan	149	2	1	23	73	50	—
Convertible subordinated debentures	135	—	—	—	—	—	135
Database financing agreement	9	5	4	—	—	—	—
Other	4	—	1	1	—	1	1

Total long-term debt commitments	620	7	6	24	73	51	459

Other commitments:
Information technology outsourcing contracts	1,118	175	164	142	133	130	374
Operating leases	107	27	23	21	17	8	11

Total other commitments	1,225	202	187	163	150	138	385

Total contractual cash obligations	$1,845	$209	$193	$187	$223	$189	$844

Convertible Subordinated Debentures. We have $135 million in aggregate principal amount of 3% convertible subordinated debentures due in 2032. The debentures are convertible into 6,428,566

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shares of common stock under certain conditions, including satisfaction of a market price condition for our common stock, satisfaction of a trading price condition relating to the debentures, upon notice of redemption, or upon specified corporate transactions. Each $1,000 of the debentures is convertible into 47.619 shares of our common stock. The market price condition for conversion of the debentures is satisfied if the closing sale price of our common stock exceeds 110% of the conversion price (which is calculated at $23.10 per share) for the debentures for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of any fiscal quarter. In the event that the market price condition is satisfied during any fiscal quarter, the debentures are convertible, at the option of the holder, during the following fiscal quarter. The market price condition is evaluated each quarter to determine whether the debentures will be convertible at the option of the holder during the following fiscal quarter. During the fiscal year ended December 31, 2003, the market price condition described above was satisfied for the quarters ended September 30, 2003 and December 31, 2003. As a result, the debentures were convertible during the quarter ended December 31, 2003 and remain convertible at the option of the holder at any time during the quarter ended March 31, 2004. While no debentures were converted as of December 31, 2003, they are considered common stock equivalents and are included in the calculation of weighted average shares outstanding on a diluted basis for the fourth quarter and fiscal year ended December 31, 2003. All share and per share amounts disclosed above reflect the retroactive effects of the two-for-one common stock split in the form of a stock dividend that was effective January 20, 2004. See Note 6 “Stockholders’ Equity”.

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

10 3/4% Senior Notes. We have $325 million in aggregate principal amount of 10 3/4% senior notes due in 2009. The 10 3/4% senior notes were issued in May 2002 at 99.389% of the aggregate principal amount representing a discount of $3 million that is being amortized over the term of the notes. In December 2003, in accordance with the applicable provisions of the debt agreement, we redeemed $175 million in principal of the senior notes at a redemption price equal to 110.750%, plus accrued and unpaid interest on the notes as of the redemption date. We expensed approximately $28 million in connection with the redemption, including the pro-rata write-off of the initial discount, the redemption premium and other fees and expenses associated with the transaction. We may redeem the remaining 10 3/4% senior notes at any time on or after June 1, 2006 at an initial redemption price equal to 105.375% of their principal amount plus accrued and unpaid interest. The redemption price will thereafter decline annually. Additionally, at any time on or prior to June 1, 2006, we may redeem the 10 3/4% senior notes upon a change of control, as defined in the indenture for the notes, at 100% of their principal amount plus accrued and unpaid interest and a “make-whole” premium.

Certain of our domestic, unregulated subsidiaries fully and unconditionally guarantee the 10 3/4% senior notes. Prior to September 15, 2003, some of our domestic, unregulated subsidiaries were restricted from guaranteeing the 10 3/4% senior notes by the terms of the FHP senior notes. As the FHP senior notes were repaid in full on September 15, 2003, these subsidiaries now fully and unconditionally guarantee the 10 3/4% senior notes. See “FHP Senior Notes” below and Note 15, “Financial Guarantees.”

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In April 2003, we entered into an interest rate swap on $300 million of our 10 3/4% senior notes for the purpose of hedging the fair value of our indebtedness. This fair value hedge is accounted for using the short-cut method under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the hedge is reported in our balance sheets at fair value, and the carrying value of the long-term debt is adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Under the terms of the agreement, we make interest payments based on the three-month London Interbank Offered Rate (LIBOR) plus 692 basis points and receive interest payments based on the 10 3/4% fixed rate. Our rate under the swap agreement was 8.09%, at December 31, 2003 which is based on a 90-day LIBOR of 1.17% plus 692 basis points. The three-month LIBOR rate we use to determine our interest payments under the swap agreement was first established on June 2, 2003 and resets every three months thereafter, until expiration in June 2009.

Senior Credit Facility. In June 2003, we replaced our senior credit facility with a new syndicated facility with JPMorgan Chase Bank serving as the Administrative Agent. The new facility consists of a $150 million term loan, which matures on June 3, 2008, and a $150 million revolving line of credit, which matures on June 3, 2006. We used the proceeds from the term loan to repay the $131 million outstanding under the prior facility. The remaining $19 million was used to pay fees and expenses relating to the new facility and for general corporate purposes. As of December 31, 2003, we had $149 million outstanding on the term loan and no balance outstanding on the revolving line of credit. We borrowed and repaid $3 million under the revolving line of credit during the year ended December 31, 2003.

On December 17, 2003 our senior credit facility was amended to provide for reduced interest rates per annum applicable to term loan borrowings, with the amount of margin spread for the borrowing being determined by our current debt ratings. The amended applicable rates are, at our option, either JPMorgan Chase Bank’s prime rate (or, if greater, the Federal Funds Rate plus 0.5%) which we refer to as the alternative base rate, plus a margin spread of 1.25% to 1.75% per annum, or the LIBOR for the applicable interest period, plus a margin spread of 2.25% to 2.75% per annum. All of our borrowings under the term loan are currently LIBOR borrowings, and the current margin spread on our term loan borrowings is 2.50%. As of December 31, 2003, our term loan rate was 3.68% per annum, which is based on a 90-day LIBOR of 1.18% plus the applicable margin spread of 2.50%. The interest rates per annum under the senior credit facility applicable to revolving credit borrowings are, at our option, either the alternate base rate plus a margin spread of between 1.5% to 2.75% per annum, or the LIBOR for the applicable interest period plus a margin spread of between 2.5% to 3.75% per annum, with the amount of the margin for any borrowing being determined based on current credit ratings for the debt under the senior credit facility. Our current margins for revolving credit borrowings are 2.25% per annum for alternate base rate borrowings and 3.25% per annum for LIBOR borrowings.

The terms of the senior credit facility contain various covenants customary for financings of this type which place restrictions on our and/or our subsidiaries’ ability to incur debt, pay dividends, create liens, make investments, optionally repay, redeem or repurchase our securities, and enter into mergers, dispositions and transactions with affiliates. The senior credit facility also requires us to meet various financial ratios, including a minimum net worth requirement, a minimum fixed-charge coverage requirement and a maximum leverage ratio. At December 31, 2003, we were in compliance with all of these covenants. See “FHP Senior Notes” below and Note 15, “Financial Guarantees.”

Certain of our domestic, unregulated subsidiaries provide guarantees and have granted security interests to the lenders in substantially all of their personal property in order to secure our obligations

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

		Revolving
	Term Loan	Credit
	Facility	Facility	Total

	(Amounts in millions)
Balance at December 31, 2001	$650	$55	$705
Proceeds applied from funding of 10 3/4% senior notes	(315)	(54)	(369)
Scheduled payments	(60)	—	(60)
Proceeds applied from funding of convertible subordinated debentures	(53)	—	(53)
Proceeds applied from sales of property	(35)	—	(35)
Payments under amendment to senior credit facility	(32)	—	(32)
Proceeds applied from equity commitment arrangement	(4)	(1)	(5)

Balance at December 31, 2002	151	—	151

Scheduled payments under prior senior credit facility	(20)	—	(20)
Repayment of outstanding balance under prior senior credit facility	(131)	—	(131)
Proceeds from borrowing under new senior credit facility	150	3	153
Scheduled payments under new senior credit facility	(1)	(3)	(4)

Balance at December 31, 2003	$149	$—	$149

FHP Senior Notes. In September 2003, we paid in full the senior notes that we assumed when we acquired FHP International Corporation, or FHP, in 1997. As a result, some of our domestic, unregulated subsidiaries which were previously restricted from guaranteeing our 10 3/4% senior notes and our senior credit facility by the provisions of the FHP senior notes, now fully and unconditionally guarantee the 10 3/4% senior notes and the senior credit facility. See Note 15, “Financial Guarantees”.

Database Financing Agreements. As of December 31, 2003, we had $9 million outstanding under various financing agreements related to the purchase of database licenses, financial accounting system software and related maintenance in connection with the implementation of our information technology, or IT, initiatives. Payments under the financing agreements are due quarterly through July 2005. The interest imputed on the payment plan agreement ranges from 4% to 5.3%.

Letters of Credit. Letters of credit are purchased guarantees that assure our performance or payment to third parties in connection with professional liability insurance policies, lease commitments and other potential obligations. Letters of credit commitments totaled $19 million at December 31, 2003 and 2002. As of December 31, 2003, our letters of credit commitments were backed by funds deposited in restricted cash accounts.

Information Technology Outsourcing Contracts. In December 2001, we entered into a 10-year contract to outsource our IT operations to International Business Machines Corporation, or IBM. Under the contract, IBM is the coordinator of our IT outsourcing arrangement, and will provide IT services and day-to-day management of our IT infrastructure, including data center operations, support services and information distribution. In January 2002, we entered into a 10-year contract to

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

outsource our IT software applications maintenance and enhancement services to Keane, Inc., or Keane. Our remaining cash obligations for base fees under these contracts over the initial 10-year terms is $1.1 billion, assuming our actual use of services equals the baselines specified in the contracts. However, because we have the ability to reduce services from the vendors under the contracts, our ultimate cash commitment may be less than the stated contract amounts. The contracts also provide for variable fees, based on services provided above certain contractual baselines. During 2002, we entered into additional services contracts with IBM totaling $127 million over the remaining term of the original contract. Additionally, in the event of contract termination, we would be responsible to pay termination fees to IBM and Keane. These termination fees decline as each successive year of the contract term is completed. In connection with these outsourcing agreements, we transitioned approximately 550 employee positions to IBM and Keane in March 2002.

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

Operating Leases. We lease office space and equipment under various non-cancelable operating leases. Rent expense totaled $46 million in 2003, $76 million in 2002 and $57 million in 2001.

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

Stock Split. On December 19, 2003, our board of directors approved a two-for-one split of our common stock in the form of a stock dividend. On January 20, 2004, we distributed one additional share of common stock for every share of common stock outstanding to stockholders of record as of the close of business on January 7, 2004. We had a sufficient number of authorized but unissued shares of common stock to effect this stock split. The par value of our common stock after the split remained at $0.01 per share, and additional paid-in capital was reduced by the par value of the additional common shares issued. The rights of the holders of these securities were not otherwise modified. In accordance with SFAS 128, Earnings per Share, which requires retroactive adjustment of per share computation of stock split that occurs after the close of the period but before issuance of the financial statements, all shares, per-share and market price data related to our common shares outstanding and under employee stock plans reflect the retroactive effects of this two-for-one stock split in the form of a dividend.

Common Stock Offering. In November 2003, we issued 7.6 million shares of our common stock in a public offering. The net proceeds from the offering, approximately $200 million after underwriting fees, were used to redeem $175 million in principal of the company’s outstanding 10 3/4% senior notes. See Note 5, “Long-Term Debt and Other Commitments”.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Awards. We granted approximately 1,489,000 and 106,000 shares of restricted common stock, including stock deferred into restricted stock units, as part of an employee recognition and retention program during the years ended December 31, 2003 and 2002, respectively. Restrictions on these shares will expire and related charges are being amortized as earned over the vesting period, not to exceed four years. A total of approximately 108,000 shares were forfeited for the year ended December 31, 2003. No shares were forfeited during the year ended December 31, 2002.

All shares of restricted stock were issued from our 1996 Officer and Key Employee Stock Option Plan, as amended. See Note 9, “Employee Benefits”. The amount of unearned compensation recorded is based on the market value of the shares on the date of issuance and is included as a separate component of stockholders’ equity, which was approximately $17 million and $2 million as of December 31, 2003 and 2002, respectively. Expenses related to the vesting of restricted stock (charged to selling, general and administrative expenses) were $5.3 million and $1.0 million for the year ended December 31, 2003 and 2002, respectively.

Acqua Wellington Arrangement. In December 2001, we entered into an equity commitment arrangement with Acqua Wellington North American Equities Fund Ltd., or Acqua Wellington, an institutional investor, for the purchase by Acqua Wellington of up to 13.8 million shares, or $150 million in our common stock. This equity commitment arrangement expired in June 2003.

Treasury Stock. In December 2003, our board of directors approved a resolution to retire all outstanding shares of the Company’s treasury stock. As a result of this resolution, approximately 23 million shares were permanently retired and have been added back to our shares authorized for future issuance.

7.     Goodwill and Intangible Assets.

In the first quarter of 2002, we recognized $897 million (net of $32 million of deferred tax liability reversals) of goodwill impairment as the cumulative effect of a change in accounting principle upon adopting FASB Statement No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill is no longer amortized, but is subject to impairment tests on an annual basis or more frequently if impairment indicators exist. Under the guidance of FASB Statement No. 142, we used a discounted cash flow methodology to assess the fair values of our reporting units as of January 1, 2002. For reporting units with book equity values that exceeded the fair values, we performed a hypothetical purchase price allocation. Impairment was measured by comparing the goodwill derived from the hypothetical purchase price allocation to the carrying value of the goodwill balance. The same methodology was used for the years ended December 31, 2003 and 2002. Based on the results of our impairment testing, no additional adjustments were required.

The following table reflects consolidated results adjusted as though the adoption of the SFAS No. 142 non-amortization of goodwill provisions occurred for the year ended December 31, 2001,

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

after adjusting for the effect of the two-for-one stock split in the form of a stock dividend that was effective January 20, 2004 as discussed in Note 6 “Stockholders’ Equity”:

	Year Ended December 31, 2001

	As Reported	Adjustments	As Adjusted

	(Amounts in thousands,
	except per-share data)
Net income	$19,006	$57,411	$76,417
Basic earnings per share	$0.28	$0.85	$1.13
Diluted earnings per share	$0.27	$0.84	$1.12

Other intangible assets will continue to be amortized over their useful lives. We estimate our intangible asset amortization will be $20 million in 2004, $16 million in 2005, $15 million in 2006, $15 million in 2007 and $14 million in 2008. The following table sets forth balances of identified intangible assets, by major class, for the periods indicated:

		Accumulated
	Cost	Amortization	Net Balance

	(Amounts in thousands)
Intangible assets:
Employer groups	$243,820	$124,170	$119,650
Provider networks	121,051	21,080	99,971
Other	10,729	9,242	1,487

Balance at December 31, 2003	$375,600	$154,492	$221,108

Intangible assets:
Employer groups	$243,820	$105,406	$138,414
Provider networks	121,051	17,986	103,065
Other	10,729	9,192	1,537

Balance at December 31, 2002	$375,600	$132,584	$243,016

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Income Taxes

The tax effects of the major items recorded as deferred tax assets and liabilities were as follows:

	2003	2002

	(Amounts in thousands)
Current deferred tax assets (liabilities):
Accrued expenses	$44,243	$48,632
Medical claims and benefits payable	63,295	28,453
Restructuring	7,325	11,275
Accrued compensation	21,389	16,588
Stock-based compensation	4,903	—
Provider receivables	20,702	14,204
Prepaid expenses	(12,673)	(10,130)
State franchise taxes	6,963	2,039
Unrealized gains on marketable securities	(11,043)	(13,027)
Other	4,713	2,724

	$149,817	$100,758

Non-current deferred tax (liabilities) assets:
Identifiable intangibles	$(84,816)	$(91,402)
Goodwill amortization(1)	7,347	6,860
Depreciation and software amortization	(27,308)	(21,131)
Other	—	1,883

	$(104,777)	$(103,790)

(1)	Non-current deferred tax liabilities for 2002 reflect a $32 million adjustment for the tax impact of the cumulative effect of a change in accounting principle. See Note 7, “Goodwill and Intangible Assets.”

The provision for income taxes consisted of the following:

	2003	2002	2001

	(Amounts in thousands)
Current:
Federal	$165,009	$60,063	$34,286
State	27,975	4,170	8,051

Total current	192,984	64,233	42,337

Deferred:
Federal	(39,148)	15,321	959
State	(6,940)	3,238	(4,925)

Total deferred	(46,088)	18,559	(3,966)

Provision for income taxes	$146,896	$82,792	$38,371

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliation of the U.S. statutory income tax rate to our effective tax rate is as follows:

	2003	2002	2001

Computed expected provision	35.0%	35.0%	35.0%
Amortization of intangibles	—	—	32.3
Tax-exempt interest	(1.6)	(2.1)	(8.6)
State taxes, net of federal benefit	3.7	3.2	3.6
Nondeductible expenses	0.3	0.9	3.2
Other, net	0.3	0.3	2.4

Provision for income taxes	37.7%	37.3%	67.9%

9.     Employee Benefit Plans

Savings and profit-sharing plans. Most of our employees may participate in our savings and profit-sharing plan. Features of the plan in 2003 were as follows:

•	Participants could defer up to 15% of annual compensation;

•	We matched one-half of the deferral, up to 3% of annual compensation per employee; and

•	We automatically contributed 3% of annual compensation per employee to all employees participating in the plan.

The plan authorizes us to contribute a discretionary amount to each employee’s account, generally based on a percentage of pretax income. We did not contribute a discretionary amount in 2003, 2002 or 2001. Charges to income for the plan were $21 million in 2003, $18 million in 2002 and $19 million in 2001.

Our Statutory Restoration Plan allows executive officers to defer the portion of their pay that due to statutory limitations are not available for deferral, and also to receive excess matching contributions, profit-sharing contributions and discretionary contributions in the same percentages as those provided by the 401(k) plan.

Supplemental Executive Retirement Plan. We maintain an unfunded, nonqualified executive pension plan covering certain senior executives. This plan provides defined benefits based on years of service and final average compensation. The accumulated benefit obligation for the Supplemental Executive Retirement Plan at the end of 2003 and 2002 was $10,043,000 and $1,715,000 respectively, of which $2,838,000 and $1,136,000 respectively, were the net amounts recognized (excludes unrecognized prior service costs which offsets the accumulated benefit obligation).

Employee Stock Purchase Plan. In September 2001, our board of directors adopted a non-compensatory employee stock purchase plan, or ESPP. The ESPP provides that up to 2,200,000 shares of our common stock can be sold to our employees, after adjusting for the effect of the two-for-one stock split in the form of a stock dividend that was effective January 20, 2004. Features of the plan in 2003 were as follows:

•	Participants could have up to 15% of their after-tax earnings withheld and applied to the purchase of these shares;

•	The purchase price was 85% of the lower of the market price of our common stock on the offering date (generally the first day of each offering period), or on the purchase date;

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Each offering period was two years, and there were four purchase dates within each offering period; and

•	Purchase dates were the last day of each six-month purchase period within the offering period.

Approximately 1,500 employees are currently participating in this plan.

Equity Incentive Plans.

Employee Plans. As of December 31, 2003, under the 2000 and 1996 Employee Plans, we could award officers and employees the following equity incentives:

•	Options to purchase shares of common stock at no less than 100% of the market price on the date the options are granted;

•	Shares of restricted stock that could be deferred into restricted stock units; and

•	Stock appreciation rights.

Stock options typically vest over four years in equal increments, and expire 10 years after the grant date. In late 2001, we granted approximately four million options that vested over two years. Awards under the Employee Plans are generally subject to continuous employment. As of December 31, 2003, approximately 5.8 million shares were available for awards under the Employee Plans. All applicable share amounts reflect the two-for-one stock split in the form of a stock dividend that was effective January 20, 2004.

In 2003, we began to award restricted stock and stock units as part of the annual performance cycle to enhance stock ownership, assist in retaining key talent and to reduce the use of our shares. These awards typically vest over four years. For our executive officers, the awards were subject to a mandatory minimum four-year deferral into restricted stock units. Upon expiration of the deferral period, executive officers receive shares of common stock equal to the number of vested shares underlying the restricted stock units. The deferral provisions promote stock retention and significant career share holdings. Vesting of the restricted stock and stock units accelerates upon the occurrence of certain events.

Restricted stock units are deferred under our Stock Unit Deferred Compensation Plan, or Stock Unit Plan. Under the Stock Unit Plan, executive officers may also defer all or a portion of their annual bonus and signing bonus. The chief executive officer could also defer all or a portion of his salary. Salary and bonus deferrals are converted into units of our common stock. The number of stock units converted is equal to the amount of bonus or salary deferred, multiplied by a risk premium, then divided by the price of our common stock on a predetermined date selected by the Compensation Committee. Distributions are made in shares of common stock.

Premium Plan. As of December 31, 2003, 0.4 million of the vested premium options were outstanding and will expire in 2007. The balance of the premium options expired because the closing market price of our common stock did not reach $57.00 prior to October 6, 2002. There are no shares available for future awards under the Premium Plan. All applicable share and per share amounts reflect the two-for-one stock split in the form of a stock dividend that was effective January 20, 2004.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Director Plans. As of December 31, 2003 under the 2000 and 1996 Director Plans, we could grant non-employee directors the following stock incentives, after adjusting for the effect of the two-for-one stock split in the form of a stock dividend that was effective January 20, 2004:

•	Options to purchase 10,000 shares of common stock are automatically granted annually to all non-employee members of the board other than the Chairman of the Board on June 30, at no less than 100% of the market price on the date the options are granted;

•	Options to purchase 20,000 shares of common stock are automatically granted annually to the non-employee Chairman of the Board on June 30, at no less than 100% of the market price on the date the options are granted;

•	Options to purchase up to 30,000 shares of common stock are awarded when new members are elected or appointed to the board of directors;

•	Options to purchase shares of common stock may be granted on a discretionary basis; and

•	Stock units issued as a deferral of up to 50% of directors’ annual retainer, until directors reach targeted stock ownership levels.

All stock options, except for initial grants to new board members, vest immediately on the grant date, but the associated common stock may not be sold within six months after the grant date. Effective October 23, 2003, the initial grants to new board members vest one-third on the date of grant and one-third on the first and second anniversary of the date of grant. As of December 31, 2003, approximately 0.2 million shares were available for awards under the Director Plans.

Our stock incentive plans provide for accelerated exercisability of plan awards if certain events relating to a change of control, merger, sale of assets or liquidation of PacifiCare were to occur.

Prior to 2003, we accounted for our stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2003, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, or FAS 123, on a prospective basis. Under the prospective method provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, or FAS 148, the recognition provisions will be applied to all employee awards granted, modified or settled after January 1, 2003.

Pro forma information regarding net income (loss) and earnings (loss) per share, as presented in Note 2, “Significant Accounting Policies,” is required by FAS 123, as amended by FAS 148, and has been determined as if we had accounted for our employee stock options and ESPP under the fair value method of that Statement upon its initial effective date. The fair value for these options was

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for 2003, 2002 and 2001:

	Employee Stock Options			ESPP

	2003	2002	2001	2003	2002	2001

Expected dividend yield	0%	0%	0%	0%	0%	NA
Risk-free interest rate	4%	3%	3%	1%	2%	NA
Expected stock price volatility	80%	83%	110%	59%	67%	NA
Expected term until exercise upon vesting (years)	2	2	2	0.5	0.5	NA
Weighted average fair value of options on grant date:
Granted at market prices	$9.11	$6.75	$6.30	$11.49	$5.04	NA

Nonqualified stock option activity for all plans was as follows, after adjusting for the effect of the two-for-one stock split in the form of a stock dividend that was effective January 20, 2004:

		Weighted Average	Options	Weighted Average
	Options	Exercise Price	Exercisable	Exercise Price

Outstanding at December 31, 2000	17,829,176	$32.94	7,614,956	$36.27
Granted at market price	5,524,324	$8.88	—	$—
Exercised	(9,600)	$8.63	—	$—
Canceled	(7,359,198)	$36.08	—	$—

Outstanding at December 31, 2001	15,984,702	$23.20	7,195,034	$31.91
Granted at market price	3,782,344	$9.73	—	$—
Exercised	(413,126)	$7.61	—	$—
Canceled	(5,826,284)	$30.39	—	$—

Outstanding at December 31, 2002	13,527,636	$16.81	6,628,204	$22.34
Granted at market price	1,712,400	$15.51	—	$—
Exercised	(3,205,864)	$11.16	—	$—
Canceled	(966,420)	$23.48	—	$—

Outstanding at December 31, 2003	11,067,752	$17.66	6,383,252	$21.55

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of information about options outstanding and options exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of Exercise Prices	Outstanding	Life(1)	Exercise Price	Exercisable	Exercise Price

$6.03 - $9.73	4,817,690	8	$8.28	2,473,190	$7.98
$11.09 - $19.25	2,280,576	9	$13.76	346,326	$13.67
$22.66 - $30.88	2,293,832	7	$25.87	1,888,082	$25.56
$32.78 - $46.25	1,675,654	4	$38.69	1,675,654	$38.69

	11,067,752			6,383,252

(1)	Weighted average contractual life remaining in years.

10.	Impairment, Disposition, Restructuring, Office of Personnel Management and Other Charges (Credits)

We recognized net pretax (credits) charges in 2003, 2002 and 2001 as follows:

		Pretax		Diluted Loss
	Quarter	(Credits)	Net-of-Tax	(Earnings)
	Recognized	Charges	Amount	per Share(1)

	(Amounts in millions, except per share data)
2003
Restructuring change in estimate	Total Fourth	$(1.9)	$(1.2)	$(0.01)

2002
OPM credits	Total First	$(12.9)	$(8.1)	$(0.11)

Write-off of unamortized senior credit facility fees and paid advisory fees	Total Second	18.3	11.4	0.16

OPM credits	Fourth	(11.1)	(6.9)	(0.09)
Loss on disposition of subsidiary	Fourth	9.0	5.6	0.07
Write-off of unamortized senior credit facility fees and paid advisory fees	Fourth	1.1	0.7	0.01
Restructuring change in estimate	Fourth	(0.7)	(0.5)	—

Total impairment, disposition, restructuring, OPM and other charges (credits)	Total Fourth	(1.7)	(1.1)	(0.01)

Total net 2002 impairment, disposition, restructuring, OPM and other charges (credits)		$3.7	$2.2	$0.04

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Pretax		Diluted Loss
	Quarter	(Credits)	Net-of-Tax	(Earnings)
	Recognized	Charges	Amount	per Share(1)

	(Amounts in millions, except per share data)
2001
Gain from contract termination agreement	First	$(1.2)	$(0.6)	$(0.01)
Restructuring change in estimate	First	0.3	0.1	—

	Total First	(0.9)	(0.5)	(0.01)

Restructuring change in estimate	Total Second	(0.3)	(0.1)	—

Debt offering costs	Third	3.1	1.5	0.02
Restructuring change in estimate	Third	(0.2)	(0.1)	—

	Total Third	2.9	1.4	0.02

Restructuring charge	Fourth	59.9	38.5	0.56
Restructuring change in estimate	Fourth	(0.5)	(0.2)	—

Total impairment, disposition, restructuring and other charges	Total Fourth	59.4	38.3	0.56

Total net 2001 impairment, disposition, restructuring, OPM and other charges (credits)		$61.1	$39.1	$0.57

(1)	The year to date diluted loss (earnings) per share is computed using the year to date weighted average common shares and equivalents outstanding and may not agree to the sum of each quarter. Per share amounts reflect the retroactive effects of the two-for-one common stock split in the form of a stock dividend that was effective January 20, 2004.

2003. During the fourth quarter of 2003, we recognized a credit of $1.9 million for changes in our December 2001 restructuring estimates related to severance and related employee benefits.

2002. We recognized net pretax charges of $4 million as described below:

Write-Off of Unamortized Senior Credit Facility Fees. During 2002, we recognized other charges of $19 million for the write off of unamortized senior credit facility fees in connection with our repayment of a significant portion of our senior credit facility, and for advisory fees paid in connection with the restructuring of our long-term debt.

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

Loss on Disposition of Subsidiary. During the fourth quarter of 2002, we recognized disposition charges of $9 million, in connection with the sale of assets of our subsidiary, MEDeMORPHUS Healthcare Solutions, Inc. The charge included severance, legal and other expenses related to the disposition. See Note 4, “Dispositions.”

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Restructuring Charge. In December 2001, we recognized a restructuring charge of $60 million. Of the $60 million charge, approximately $34 million represented a liability for cash payments, of which approximately $22 million was paid during the fourth quarter of 2001 and during the year ended December 31, 2002. Approximately $20 million of the restructuring charge was for severance and related employee benefits for 1,450 employees whose positions were eliminated. As of December 31, 2003, approximately 1,240 employees have left the company and 200 employees, whose positions were eliminated, accepted other positions within the company. During 2003, we made severance payments totaling approximately $3 million to terminated employees.

The restructuring charge also included approximately $27 million related to the outsourcing of our IT production and $13 million related to lease terminations.

The following table presents the activity through December 31, 2003, on the restructuring charge we took in 2001:

	Initial				Balance at			Balance at
	Pretax	Non-cash	2001	2002	December 31,	2003	Changes in	December 31,
	Charge	Write-off	Activity	Activity	2002	Payments	Estimate	2003

	(Amounts in millions)
December 2001 restructuring:
Lease cancellations and commitments	$39.7	$(25.8)	$—	$(8.0)	$5.9	$(3.1)	$—	$2.8
Severance and separation benefits	20.2	—	(0.6)	(14.0)	5.6	(2.9)	(1.9)	0.8

Total December 2001 restructuring	$59.9	$(25.8)	$(0.6)	$(22.0)	$11.5	$(6.0)	$(1.9)	$3.6

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.     Incurred But Not Reported Claims Reserves

The following table presents the roll-forward of our incurred but not reported, or IBNR, claims reserves as of the periods indicated:

	Year Ended

	2003	2002	2001

	(Amounts in millions)
IBNR as of January 1	$753	$808	$913
Health care claim expenses incurred during the period:
Related to current year	4,682	4,343	4,514
Related to prior years	(104)	—	(45)

Total incurred	4,578	4,343	4,469
Health care claims paid during the period:
Related to current year	(3,918)	(3,689)	(3,783)
Related to prior years	(587)	(709)	(791)

Total health care claims payments	(4,505)	(4,398)	(4,574)

IBNR as of December 31	$826	$753	$808

Included in IBNR is a provision for adverse claims development. The provision for adverse claims development at the beginning of each year is released against the health care claims expenses related to prior periods in each period presented. The provision for adverse claims development is then re-evaluated based on actuarial calculations and recorded in the current year expense. The release of the provision for adverse claims development into each year presented was $50 million, $51 million and $56 million for the years 2003, 2002 and 2001, respectively.

12.     Health Care Services and Other Expenses

The following table presents the components of total health care services and other expenses for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,

	2003		2002		2001

	Commercial	Senior	Commercial	Senior	Commercial	Senior

	(Amounts in millions)
Capitation expense	$1,488	$2,704	$1,795	$2,994	$1,977	$3,738
All other health care services and other expenses	2,782	1,836	2,410	2,110	2,125	2,396

Total health care services and other expenses	$4,270	$4,540	$4,205	$5,104	$4,102	$6,134

13.     Contingencies

Provider Instability and Insolvency. Our health care services and other expenses include write-offs of certain uncollectible receivables from providers, and the estimated cost of unpaid health care claims normally covered by our capitation payments. Depending on state law, we may be held liable for unpaid health care claims that were previously the responsibility of the capitated provider and for

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which we have already paid capitation. Insolvency reserves also include estimates for potentially insolvent providers that we have specifically identified, where conditions indicate claims are not being paid or claim payments have slowed considerably, and we have determined that it is probable that we will be required to make the providers’ claim payments. We continue to monitor the financial condition of our providers where there is perceived risk of insolvency and adjust our insolvency reserves as necessary. Information provided by provider groups may be unaudited, self-reported information or may not ultimately be obtained. The balance of our insolvency reserves included in medical claims and benefits payable totaled $37 million at December 31, 2003 and $46 million at December 31, 2002.

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

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

OPM Litigation. On April 12, 2002, we resolved issues raised in various audits of our health plans by the OIG as well as the False Claims investigations of the United States Department of Justice, or DOJ and a private lawsuit under the False Claims Act. The settlement primarily related to contracts we acquired through our merger with FHP International Corporation, or FHP, in 1997. As previously disclosed, the OIG and others alleged that the former FHP Arizona, California, Colorado, Guam and Ohio HMO subsidiaries, as well as the former FHP Illinois, New Mexico and Utah HMO subsidiaries that we sold in 1997 and 1998, substantially overcharged the government for premiums from 1990 through 1997. The allegations were referred to the DOJ for review of potential claims under the False Claims Act. In addition, a private individual filed a complaint under the False Claims Act in 1998 that remained under seal until the settlement. The OIG also conducted audits of our Oregon HMO for contract years 1991 through 1996 and our California HMO for contract years 1993 through 1996 and referred these audits to the DOJ for potential claims under the False Claims Act. The settlement resolved issues raised in OIG’s various audits of these 10 health plans, as well as the False Claims investigations of the DOJ and the private lawsuit under the False Claims Act.

We paid $88 million in 2002 and 2003 under the settlement agreement. As part of the settlement, we received from OPM in the second quarter of 2002 approximately $15 million in premiums that were either withheld pending resolution of these audits or were not paid by OPM for 2001 and earlier periods. This settlement and the results of other 2002 OPM audits resulted in OPM credits of $24 million ($15 million or $0.42 diluted earnings per share, net of tax) that we recorded in 2002, representing a reduction to the net liability we had established in prior periods. We did not admit to any wrongdoing as part of the settlement.

Irwin v. AdvancePCS, Inc. et al. On March 26, 2003, Robert Irwin filed a complaint in the California Superior Court of Alameda County, California, against our PBM company, Prescription Solutions, as well as nine other PBM companies. On July 17, 2003, the Irwin case was coordinated with American Federation of State, County & Municipal Employees v. AdvancedPCS, et al, and transferred to Los Angeles Superior Court for coordinated proceedings. The case purports to be filed on behalf of non-ERISA health plans and individuals with no prescription drug benefits who have purchased drugs at retail rates. The first amended complaint, filed on November 25, 2003, alleges that each of the defendants violated California’s unfair competition law. The complaint challenges alleged business practices of PBMs, including practices relating to pricing, rebates, formulary management, data utilization and accounting and administrative processes. The complaint seeks unspecified monetary damages and injunctive relief. We do not provide PBM services to non-ERISA plans in California and do not believe we were properly named as a defendant in this litigation. We deny all material allegations and intend to defend the action vigorously.

Other Litigation. We are involved in various legal actions in the normal course of business, including claims from our members and providers arising out of decisions to deny or restrict reimbursement for services and claims that seek monetary damages, including claims for punitive damages that are not covered by insurance. Our establishment of drug formularies, support of clinical trials and PBM services may increase our exposure to product liability claims associated with

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

pharmaceuticals and medical devices. Based on current information, including consultation with our lawyers, we believe any ultimate liability that may arise from these actions, including the In re Managed Care litigation, would not materially affect our consolidated financial position, results of operations or cash flows. However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material effect on our results of operations or cash flows of a future period. For example, the loss of even one claim resulting in a significant punitive damage award could have a material adverse effect on our business. Moreover, our exposure to potential liability under punitive damage theories may decrease significantly our ability to settle these claims on reasonable terms.

14.     Comprehensive Income

The following tables summarize the components of other comprehensive income (loss) for the periods indicated:

		Income
		Tax
	Pretax	Benefit	Net-of-Tax
	Amount	(Expense)	Amount

	(Amounts in thousands)
2003:
Change in unrealized gains on marketable securities	$2,743	$(1,111)	$1,632
Less: reclassification adjustment for net gains realized in net income	(7,642)	3,095	(4,547)

Other comprehensive income (loss)	$(4,899)	$1,984	$(2,915)

2002:
Change in unrealized gains on marketable securities	$36,234	$(13,638)	$22,596
Less: reclassification adjustment for net gains realized in net income	(4,514)	1,697	(2,817)

Other comprehensive income	$31,720	$(11,941)	$19,779

2001:
Change in unrealized gains on marketable securities	$21,589	$(8,200)	$13,389
Less: reclassification adjustment for net gains realized in net income	(13,650)	5,187	(8,463)

Other comprehensive income	$7,939	$(3,013)	$4,926

15.	Financial Guarantees

Certain of our domestic, unregulated subsidiaries, which we refer to as the Initial Guarantor Subsidiaries and certain subsidiaries of PacifiCare Health Plan Administrators, Inc., or PHPA, which we refer to as the PHPA Guarantor Subsidiaries, fully and unconditionally guarantee the 10 3/4% senior notes. Prior to September 15, 2003, the PHPA Guarantor Subsidiaries were restricted from guaranteeing the 10 3/4% senior notes by the terms of the FHP senior notes. As the FHP senior notes were repaid in full on September 15, 2003, these subsidiaries now fully and unconditionally guarantee the 10 3/4% senior notes. The Initial Guarantor Subsidiaries and the PHPA Guarantor Subsidiaries, excluding MEDeMORPHUS Healthcare Solutions, Inc., are also guarantors of our

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

senior credit facility. The following unaudited consolidating condensed financial statements quantify the financial position as of December 31, 2002 and 2003 and the operations and cash flows for the years ended December 31, 2001, 2002 and 2003 of the Initial Guarantor Subsidiaries and the PHPA Guarantor Subsidiaries listed below. The following unaudited consolidating condensed balance sheets, consolidating condensed statements of operations and consolidating condensed statements of cash flows present financial information for the following entities and utilizing the following adjustments:

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

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2001
(Unaudited)

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(In thousands)
Operating revenue	$176	$33,280	$447,687	$11,733,870	$(371,041)	$11,843,972
Income from subsidiaries	82,535	153,982	—	16,109	(252,626)	—

Total operating revenue	82,711	187,262	447,687	11,749,979	(623,667)	11,843,972
Health care services and other expenses	—	320	294,709	10,416,632	(344,004)	10,367,657
Selling, general and administrative expenses	(724)	160,264	93,434	1,056,545	(21,145)	1,288,374
Impairment, disposition, restructuring, Office of Personnel Management and other charges (credits), net	3,097	52,254	178	5,628	—	61,157

Operating income (loss)	80,338	(25,576)	59,366	271,174	(258,518)	126,784
Interest expense	(61,332)	(11,974)	(62)	(2,806)	5,892	(70,282)

Income (loss) before income taxes	19,006	(37,550)	59,304	268,368	(252,626)	56,502
(Benefit) provision for income taxes	—	(119,210)	29,440	128,141	—	38,371

Income before extraordinary gain	19,006	81,660	29,864	140,227	(252,626)	18,131
Extraordinary gain on early retirement of debt, net	—	875	—	—	—	875

Net income	$19,006	$82,535	$29,864	$140,227	$(252,626)	$19,006

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2001
(Unaudited)

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(In thousands)
Operating activities:
Net income	$19,006	$82,535	$29,864	$140,227	$(252,626)	$19,006
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(82,535)	(153,982)	—	(16,109)	252,626	—
Amortization of goodwill and intangible assets	—	29,588	499	52,809	—	82,896
Depreciation and amortization	—	48,063	5,507	12,238	—	65,808
Impairment, disposition, restructuring, Office of Personnel Management and other charges (credits), net	3,097	52,254	178	5,628	—	61,157
Provision for doubtful accounts	—	—	47	22,023	—	22,070
Amortization of capitalized loan fees	7,560	—	—	—	—	7,560
(Gain) loss on disposal of property, plant and equipment and other	—	(1,141)	(134)	7,328	—	6,053
Deferred income taxes	—	(14,473)	1,112	9,395	—	(3,966)
Stock-based compensation expense	3,632	—	—	—	—	3,632
Gain on early retirement of debt, net	—	(1,800)	—	—	—	(1,800)
Tax benefit realized for stock option exercises	21	—	—	—	—	21
Changes in assets and liabilities, net of effects from acquisitions and dispositions	110,907	(90,283)	(40,875)	(203,263)	—	(223,514)

Net cash flows provided by (used in) operating activities	61,688	(49,239)	(3,802)	30,276	—	38,923

Investing activities:
(Purchase) sale of marketable securities, net	(10,001)	32,004	—	(212,404)	—	(190,401)
Purchase of property, plant and equipment	—	(55,735)	(3,369)	(18,197)	—	(77,301)
Proceeds from sale of property, plant and equipment	—	25,139	—	—	—	25,139
Sale (purchase) of marketable securities-restricted, net	—	10	—	(17,775)	—	(17,765)
Net cash (paid for) acquired from acquisitions	—	(873)	—	373	—	(500)

Net cash flows (used in) provided by investing activities	(10,001)	545	(3,369)	(248,003)	—	(260,828)

Financing activities:
Principal payments on long-term debt	(30,000)	—	—	(284)	—	(30,284)
Credit facility amendment fees and expenses	(12,949)	—	—	—	—	(12,949)
Purchase of minority interest in consolidated subsidiary	(8,821)	—	—	—	—	(8,821)
Proceeds from issuance of common and treasury stock	83	—	—	—	—	83
Intercompany activity:
Royalty dividends and loans received (paid)	—	161,439	—	(161,439)	—	—
Dividends received (paid)	—	42,300	—	(42,300)	—	—
Subordinated loans (paid) received	—	(99,536)	—	99,536	—	—

Net cash flows (used in) provided by financing activities	(51,687)	104,203	—	(104,487)	—	(51,971)

Net increase (decrease) in cash and equivalents	—	55,509	(7,171)	(322,214)	—	(273,876)
Beginning cash and equivalents		54,826	(67,580)	1,264,389		1,251,635

Ending cash and equivalents	$—	$110,335	$(74,751)	$942,175	$—	$977,759

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING CONDENSED BALANCE SHEETS

December 31, 2002

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(in thousands)
ASSETS
Current assets:
Cash and equivalents	$16,207	$151,973	$(47,595)	$831,104	$—	$951,689
Marketable securities	—	—	—	1,195,517	—	1,195,517
Receivables, net	33	(44,362)	124,077	218,523	(8,371)	289,900
Intercompany	(537,199)	415,167	137,002	(14,970)	—	—
Prepaid expenses and other current assets	1,015	24,853	8,596	16,073	(3,732)	46,805
Restricted cash collateral for FHP senior notes	43,346	—	—	—	—	43,346
Deferred income taxes	—	61,399	3,508	63,108	(27,257)	100,758

Total current assets	(476,598)	609,030	225,588	2,309,355	(39,360)	2,628,015

Property, plant and equipment at cost, net	—	99,610	17,890	44,185	—	161,685
Marketable securities — restricted	34,812	—	—	151,377	—	186,189
Deferred income taxes	—	72,141	6,654	23,090	(101,885)	—
Investment in subsidiaries	2,513,858	1,555,158	13,264	(15,453)	(4,066,827)	—
Goodwill and intangible assets, net	—	11,923	16,480	1,197,717	—	1,226,120
Other assets	22,615	25,533	1	975	—	49,124

	$2,094,687	$2,373,395	$279,877	$3,711,246	$(4,208,072)	$4,251,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$—	$17,929	$36,522	$995,509	$(5,460)	$1,044,500
Accounts payable and accrued liabilities	5,313	253,597	47,971	135,434	(3,673)	438,642
Deferred income taxes	—	15,487	553	11,217	(27,257)	—
Unearned premium revenue	—	200	1,353	480,970	(2,971)	479,552
Current portion of long-term debt	60,484	46,546	—	205	—	107,235

Total current liabilities	65,797	333,759	86,399	1,623,335	(39,361)	2,069,929

Long-term debt	587,315	8,109	—	1,537	—	596,961
Convertible subordinated debentures	135,000	—	—	—	—	135,000
Deferred income taxes	—	100,833	8,445	96,397	(101,885)	103,790
Other liabilities	—	17,148	—	—	—	17,148
Stockholders’ equity:
Capital stock	954	—	—	—	—	954
Unearned compensation	(2,000)	—	—	—	—	(2,000)
Additional paid-in capital	1,560,308	—	—	—	—	1,560,308
Accumulated other comprehensive income	—	—	—	21,730	—	21,730
Retained earnings	350,369	—	—	—	—	350,369
Treasury stock	(603,056)	—	—	—	—	(603,056)
Equity in income of subsidiaries	—	1,913,546	185,033	1,968,247	(4,066,826)	—

Total stockholders’ equity	1,306,575	1,913,546	185,033	1,989,977	(4,066,826)	1,328,305

	$2,094,687	$2,373,395	$279,877	$3,711,246	$(4,208,072)	$4,251,133

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2002
(Unaudited)

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(In thousands)
Operating revenue	$(10,346)	$29,204	$450,770	$11,027,550	$(340,676)	$11,156,502
Income from subsidiaries	(661,977)	(556,987)	—	(4,591)	1,223,555	—

Total operating revenue	(672,323)	(527,783)	450,770	11,022,959	882,879	11,156,502
Health care services and other expenses	—	19,101	295,370	9,491,872	(320,642)	9,485,701
Selling, general and administrative expenses	(121)	261,742	98,799	1,026,808	(17,068)	1,370,160
Impairment, disposition, restructuring, Office of Personnel Management and other charges (credits), net	18,162	(12,687)	(89)	(1,612)	—	3,774

Operating income	(690,364)	(795,939)	56,690	505,891	1,220,589	296,867
Interest expense	(67,465)	(7,728)	—	(2,677)	2,966	(74,904)

Income before income taxes	(757,829)	(803,667)	56,690	503,214	1,223,555	221,963
(Benefit) provision for income taxes	—	(141,413)	22,275	201,930	—	82,792

(Loss) income before cumulative effect of a change in accounting principle	(757,829)	(662,254)	34,415	301,284	1,223,555	139,171
Cumulative effect of a change in accounting principle	—	—	—	(897,000)	—	(897,000)

Net (loss) income	$(757,829)	$(662,254)	$34,415	$(595,716)	$1,223,555	$(757,829)

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2002
(Unaudited)

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(In thousands)
Operating activities:
Net (loss) income	$(757,829)	$(662,254)	$34,415	$(595,716)	$1,223,555	$(757,829)
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	661,977	556,987	—	4,591	(1,223,555)	—
Cumulative effect of a change in accounting principle	—	—	—	897,000		897,000
Amortization of intangible assets	—	1,249	—	22,351		23,600
Deferred income taxes	—	(3,064)	199	21,424		18,559
(Gain) loss on disposal of property, plant and equipment	—	15,792	21	(3,020)	—	12,793
Marketable and other securities impairment for other than temporary declines in value	11,001	—	—	1,542	—	12,543
Employee benefit plan contributions in treasury stock	12,132	—	—	—	—	12,132
Amortization of capitalized loan fees	7,784	—	—	—	—	7,784
Provision for doubtful accounts	—	—	329	6,017		6,346
Impairment, disposition, restructuring, Office of Personnel Management and other charges (credits), net	18,162	(12,687)	(89)	(1,612)		3,774
Amortization of notes receivable from sale of fixed assets	—	(3,107)	—	—	—	(3,107)
Tax benefit realized for stock option exercises	1,009	—	—	—	—	1,009
Stock-based compensation expense	693	—	—	—	—	693
Amortization of discount on 10 3/4% senior notes	266	—	—	—	—	266
Adjustment to cash received in purchase transaction	—	17	—	—	—	17
Depreciation and amortization	—	33,281	6,100	10,903	—	50,284
Changes in assets and liabilities	84,815	(64,224)	(9,918)	(54,158)	—	(43,485)

Net cash flows provided by (used in) operating activities	40,010	(138,010)	31,057	309,322	—	242,379

Investing activities:
Purchase of marketable securities-restricted	(78,158)	—	—	(39,210)	—	(117,368)
Purchase of marketable securities, net	—	—	—	(113,987)	—	(113,987)
Purchase of property, plant and equipment	—	(47,596)	(3,901)	(7,777)	—	(59,274)
Proceeds from the sale of property, plant and equipment	—	104	—	12,388	—	12,492

Net cash flows used in investing activities	(78,158)	(47,492)	(3,901)	(148,586)	—	(278,137)

Financing activities:
Principal payments on long-term debt	(554,412)	—	—	104	—	(554,308)
Proceeds from borrowings of long-term debt	496,945	—	—	—	—	496,945
Proceeds from issuance of convertible subordinated debentures	135,000		—	—	—	135,000
Principal payments on FHP senior notes	—	(41,750)	—	—	—	(41,750)
Credit facility amendment fees and expenses	(37,789)	—	—	—	—	(37,789)
Proceeds from draw down under equity commitment arrangement	8,928	—	—	—	—	8,928
Proceeds from issuance of common and treasury stock	4,893	—	—	—	—	4,893
Payments on software financing agreement	—	(2,231)	—	—	—	(2,231)
Intercompany activity:
Dividends received (paid)	790	143,399	—	(144,189)	—	—
Royalty dividends and loans received (paid)	—	117,613	—	(117,613)	—	—
Subordinated loans (paid) received	—	(17,179)	—	17,179	—	—
Capital contributions received (paid)	—	27,288	—	(27,288)	—	—

Net cash flows provided by (used in) financing activities	54,355	227,140	—	(271,807)	—	9,688

Net increase (decrease) in cash and equivalents	16,207	41,638	27,156	(111,071)	—	(26,070)
Beginning cash and equivalents	—	110,335	(74,751)	942,175	—	977,759

Ending cash and equivalents	$16,207	$151,973	$(47,595)	$831,104	$—	$951,689

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING CONDENSED BALANCE SHEETS

December 31, 2003
(Unaudited)

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(In thousands)
ASSETS
Current assets:
Cash and equivalents	$—	$242,246	$601	$955,575	$—	$1,198,422
Marketable securities	37	—	—	1,359,683	—	1,359,720
Receivables, net	991	(70,112)	125,622	217,138	(7,696)	265,943
Intercompany	10,110	38,248	24,424	(72,782)	—	—
Prepaid expenses and other current assets	8,074	32,033	7,672	13,427	(3,907)	57,299
Deferred income taxes	(15)	65,497	5,511	107,464	(28,640)	149,817

Total current assets	19,197	307,912	163,830	2,580,505	(40,243)	3,031,201

Property, plant and equipment at cost, net	—	95,805	15,689	37,913	—	149,407
Marketable securities-restricted	33,436	—	—	133,110	—	166,546
Deferred income taxes	—	80,431	9,327	26,907	(116,665)	—
Investment in subsidiaries	2,376,929	1,713,296	13,264	(7,903)	(4,095,586)	—
Goodwill and intangible assets, net	—	11,923	16,480	1,175,809	—	1,204,212
Other assets	17,549	26,262	408	23,719	—	67,938

	$2,447,111	$2,235,629	$218,998	$3,970,060	$(4,252,494)	$4,619,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$—	$15,581	$50,874	$965,704	$(4,659)	$1,027,500
Accounts payable and accrued liabilities	6,646	249,411	91,098	148,457	(4,802)	490,810
Deferred income taxes	—	17,010	734	10,896	(28,640)	—
Unearned premium revenue	—	254	1,288	497,080	(2,142)	496,480
Current portion of long-term debt	1,500	5,766	—	230	—	7,496

Total current liabilities	8,146	288,022	143,994	1,622,367	(40,243)	2,022,286

Long-term debt	471,221	4,883	—	1,596	—	477,700
Convertible subordinated debentures	135,000	—	—	—	—	135,000
Deferred income taxes	—	117,052	10,968	93,422	(116,665)	104,777
Other liabilities	—	28,004	—	—	—	28,004
Stockholders’ equity:
Common stock	848	—	—	—	—	848
Unearned compensation	(16,843)	—	—	—	—	(16,843)
Additional paid-in capital	1,458,310	—	—	—	—	1,458,310
Accumulated other comprehensive loss	22	—	—	18,793	—	18,815
Retained earnings	390,407	—	—	—	—	390,407
Treasury stock	—	—	—	—	—	—
Equity in income of subsidiaries	—	1,797,668	64,036	2,233,882	(4,095,586)	—

Total stockholders’ equity	1,832,744	1,797,668	64,036	2,252,675	(4,095,586)	1,851,537

	$2,447,111	$2,235,629	$218,998	$3,970,060	$(4,252,494)	$4,619,304

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2003
(Unaudited)

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(In thousands)
Operating revenue	$841	$31,287	$529,607	$10,810,692	$(363,916)	$11,008,511
Income from subsidiaries	339,072	475,286	—	7,550	(821,908)	—

Total operating revenue	339,913	506,573	529,607	10,818,242	(1,185,824)	11,008,511
Health care services and other	—	3,646	363,447	9,019,918	(321,217)	9,065,794
Selling, general and administrative expenses	166	234,129	124,878	1,133,537	(40,168)	1,452,542
Impairment, disposition, restructuring, Office of Personnel Management and other charges (credits), net	—	619	(29)	(590)	—	—

Operating income	339,747	268,179	41,311	665,377	(824,439)	490,175
Interest expense	(96,999)	(5,337)	—	(726)	2,531	(100,531)

Income before income taxes	242,748	262,842	41,311	664,651	(821,908)	389,644
(Benefit) provision for income taxes	—	(77,064)	16,308	207,652	—	146,896

Net income	$242,748	$339,906	$25,003	$456,999	$(821,908)	$242,748

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2003
(Unaudited)

		Initial	PHPA
		Guarantor	Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Company

	(In thousands)
Operating activities:
Net income	$242,748	$339,906	$25,003	$456,999	$(821,908)	$242,748
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(339,071)	(475,287)	—	(7,550)	821,908	—
Deferred income taxes	—	5,354	(1,972)	(49,470)	—	(46,088)
Depreciation and amortization	—	28,779	6,462	9,472	—	44,713
Expense related to bond redemption	28,155	—	—	—	—	28,155
Loss on disposal of property, plant and equipment and other	—	19,877	15	2,436	—	22,328
Amortization of intangible asset	—	—	—	21,908	—	21,908
Stock-based compensation expense	19,092	—	—	—	—	19,092
Tax benefit realized for stock option exercises	17,838	—	—	—	—	17,838
Provision for doubtful accounts	—	4,213	6,058	—	—	10,271
Amortization of capitalized loan fees	7,481	—	—	—	—	7,481
Amortization of notes receivable from sale of fixed assets	—	(5,641)	—	—	—	(5,641)
Employer benefit plan contributions in treasury stock	1,363	—	—	—	—	1,363
Amortization of discount on 10 3/4% senior notes	424	—	—	—	—	424
Changes in assets and liabilities, net of effects from acquisitions and dispositions	(552,849)	398,268	16,884	187,235	—	49,538

Net cash flows (used in) provided by operating activities	(574,819)	315,469	52,450	621,030	—	414,130

Investing activities:
Purchase of marketable securities, net	—	—	—	(169,102)	—	(169,102)
Purchase of property, plant and equipment	—	(42,058)	(4,268)	(5,945)	—	(52,271)
Sale of marketable securities-restricted, net	1,376	—	—	18,267	—	19,643
Proceeds from the sale of property, plant and equipment	—	16	14	—	—	30

Net cash flows provided by (used in) investing activities	1,376	(42,042)	(4,254)	(156,780)	—	(201,700)

Financing activities:
Proceeds from equity offering used for redemption of $175 million of senior notes	199,424	—	—	—	—	199,424
Principal payments on senior note redemption	(175,000)	—	—	—	—	(175,000)
Principal payments on long-term debt	(151,329)	—	—	—	—	(151,329)
Proceeds from borrowings of long-term debt	150,000	—	—	—	—	150,000
Principal payments on FHP senior notes	—	(43,250)	—	—	—	(43,250)
Use of restricted cash collateral for payment of FHP senior notes	43,250	—	—	—	—	43,250
Proceeds from issuance of common and treasury stock	41,146	—	—	—	—	41,146
Payments of premium to bondholders for senior note redemption	(18,813)	—	—	—	—	(18,813)
Loan fees	(6,949)	—	—	—	—	(6,949)
Payments on software financing agreements	—	(3,683)	—	—	—	(3,683)
Common stock repurchases	(493)	—	—	—	—	(493)
Intercompany activity:
Dividends received (paid)	476,000	248,083	—	(724,083)	—	—
Royalty dividends and loans received (paid)	—	87,576	—	(87,576)	—	—
Capital contributions (paid) received	—	(471,880)	—	471,880	—	—

Net cash flows provided by (used in) financing activities	557,236	(183,154)	—	(339,779)	—	34,303

Net (decrease) increase in cash and equivalents	(16,207)	90,273	48,196	124,471	—	246,733
Beginning cash and equivalents	16,207	151,973	(47,595)	831,104	—	951,689

Ending cash and equivalents	$—	$242,246	$601	$955,575	$—	$1,198,422

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

PacifiCare Health Systems, Inc.

We have audited the accompanying consolidated balance sheets of PacifiCare Health Systems, Inc. (the Company) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PacifiCare Health Systems, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, on a prospective basis for all employee and director awards granted, modified, or settled on or after January 1, 2003. Also, as discussed in Note 2 to the consolidated financial statements, the company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, in 2002.

/s/ ERNST & YOUNG LLP

Irvine, California

January 30, 2004

PACIFICARE HEALTH SYSTEMS, INC.

QUARTERLY INFORMATION FOR 2003 AND 2002 (Unaudited)

	Quarters Ended

	March 31	June 30	September 30	December 31

	(Amounts in thousands, except per share data)
2003
Operating revenue	$2,739,595	$2,730,234	$2,742,167	$2,796,515
Operating expenses	2,606,994	2,592,108	2,616,912	2,702,322
Interest expense	(19,550)	(20,410)	(16,924)	(43,647)

Income before income taxes	113,051	117,716	108,331	50,546
Provision for income taxes	42,281	44,718	40,841	19,056

Net income	$70,770	$72,998	$67,490	$31,490

Basic earnings per share(2)	$0.98	$1.00	$0.91	$0.40

Diluted earnings per share(2)	$0.96	$0.96	$0.86	$0.36

HMO and other membership(1)	2,897	2,885	2,883	2,912

2002
Operating revenue	$2,863,451	$2,769,360	$2,779,745	$2,743,946
Operating expenses	2,799,250	2,699,744	2,689,750	2,667,117
Interest expense	(16,191)	(18,955)	(20,205)	(19,553)
Impairment, disposition, restructuring, Office of Personnel Management and other charges (credits), net	(12,851)	18,336	—	(1,711)

Income before income taxes	60,861	32,325	69,790	58,987
Provision for income taxes	22,701	12,058	26,031	22,002

Income before cumulative effect of a change in accounting principle	38,160	20,267	43,759	36,985
Cumulative effect of a change in accounting principle	(897,000)	—	—	—

Net (loss) income	$(858,840)	$20,267	$43,759	$36,985

Basic (loss) earnings per share(2):
Income before cumulative effect of a change in accounting principle	$0.55	$0.29	$0.62	$0.52
Cumulative effect of a change in accounting principle	(12.98)	—	—	—

Basic (loss) earnings per share	$(12.43)	$0.29	$0.62	$0.52

Diluted (loss) earnings per share(2):
Income before cumulative effect of a change in accounting principle	$0.55	$0.28	$0.60	$0.50
Cumulative effect of a change in accounting principle	(12.98)	—	—	—

Diluted (loss) earnings per share	$(12.43)	$0.28	$0.60	$0.50

HMO and other membership(1)	3,330	3,263	3,189	3,138

(1)	HMO and other membership as of quarter end.

(2)	All applicable per-share amounts reflect the retroactive effects of the two-for-one common stock split in the form of a stock dividend that was effective January 20, 2004.

PACIFICARE HEALTH SYSTEMS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For The Years Ended December 31, 2003, 2002 and 2001

	Balance at	Charged to		Balance at
	Beginning	Provision for	Deductions or	End of
	of Period	Doubtful Accounts	Write-offs, net	Period

	(Amounts in thousands)
Allowance for doubtful accounts:
Years ended December 31:
2003	$29,814	10,271	(16,953)	$23,132
2002	$36,230	6,346	(12,762)	$29,814
2001	$48,989	22,070	(34,829)	$36,230

PACIFICARE HEALTH SYSTEMS, INC.

EXHIBIT INDEX

Exhibit
Number	Description

3.01	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-3 (File No. 333-83069)).
3.02	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K, dated November 19, 1999).
3.03	Amendment to Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.03 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).
*3.04	First Amended and Restated Bylaws of Registrant, a copy of which is filed herewith.
4.01	Form of Specimen Certificate For Registrant’s Common Stock (incorporated by reference to Exhibit 4.02 to Registrant’s Form 10-K for the year ended December 31, 1999).
4.02	Indenture, dated as of November 22, 2002, between Registrant and U.S. Bank National Association (as Trustee) (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-3 (File No. 333-102909)).
4.03	Registration Rights Agreement, dated as of November 22, 2002, between the Registrant and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-3 (File No. 333-102909)).
4.04	Indenture dated as of May 21, 2002 among PacifiCare Health Systems, Inc., as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc. and SeniorCo, Inc., as initial subsidiary guarantors, and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).
4.05	Registration Rights Agreement dated May 21, 2002 by and among PacifiCare Health Systems, Inc., PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc., SeniorCo, Inc., Morgan Stanley & Co. Incorporated, and UBS Warburg LLC (incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).
*4.06	Supplemental Indenture, dated as of September 15, 2003, by and among PacifiCare Health Systems, Inc., PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc., and SeniorCo, Inc., as initial subsidiary guarantors, Rx Solutions, Inc., PacifiCare Behavioral Health, Inc., and SecureHorizons USA, Inc., as PHPA subsidiary guarantors, U.S. Bank National Association, as successor to the State Street Bank and Trust Company of California, N.A., as trustee, a copy of which is filed herewith.
4.07	Specimen form of Exchange Global Note for the 10 3/4% Senior Notes due 2009 (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704).

Exhibit
Number	Description

4.08	Rights Agreement, dated as of November 19, 1999, between the Registrant and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K, dated November 19, 1999).
†10.01	Senior Executive Employment Agreement, dated as of November 1, 2001, between the Registrant and Howard G. Phanstiel (incorporated by reference to Exhibit 10.01 to Registrant’s Form 10-K for the year ended December 31, 2001).
†10.02	Senior Executive Employment Agreement, dated as of August 1, 2001, between the Registrant and Gregory W. Scott (incorporated by reference to Exhibit 10.04 to Registrant’s Form 10-K for the year ended December 31, 2001).
†10.03	Senior Executive Employment Agreement, dated as of March 1, 2002, between Registrant and Bradford A. Bowlus (incorporated by reference to Exhibit 99.4 to Registrant’s Form 10-Q for the quarter ended March 31, 2002).
†10.04	Senior Executive Employment Agreement, dated as of July 22, 2002, between the Registrant and Jacqueline B. Kosecoff, Ph.D. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended September 30, 2002).
†10.05	Senior Executive Employment Agreement, dated as of March 30, 2001, between the Registrant and Kathy Feeny (incorporated by reference to Exhibit 10.06 to Registrant’s Form 10-K for the year ended December 31, 2002).
†10.06	First Amendment, dated as of March 30, 2001, to Senior Executive Agreement, dated as of March 30, 2001 between Registrant and Kathy Feeny (incorporated by reference to Exhibit 10.07 to Registrant’s Form 10-K for the year ended December 31, 2002).
†10.07	Second Amendment, dated as of April 15, 2002, to Senior Executive Agreement, dated as of March 30, 2001, as amended, between Registrant and Kathy Feeny (incorporated by reference to Exhibit 10.08 to Registrant’s Form 10-K for the year ended December 31, 2002).
†10.08	Senior Executive Employment Agreement, dated as of January 1, 2002, between the Registrant and Joseph S. Konowiecki (incorporated by reference to Exhibit 10.26 to Registrant’s Form 10-K for the year ended December 31, 2001).
†10.09	Senior Executive Employment Agreement, dated as of December 2, 2002, between the Registrant and Sharon D. Garrett (incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2002).
†*10.10	Senior Executive Employment Agreement, dated as of October 3, 2002, between the Registrant and Peter A. Reynolds, a copy of which is filed herewith.
†10.11	1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit 10.05 to Registrant’s Form 8-B, dated January 23, 1997).
†10.12	First Amendment to 1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit D to Registrant’s Proxy Statement, dated May 25, 1999).
†10.13	Second Amendment to the 1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).
†10.14	2000 Employee Plan (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-44038)).

Exhibit
Number	Description

†10.15	First Amendment to the 2000 Employee Plan of the Registrant (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).
†10.16	Amended and Restated 2000 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 1 to Registrant’s Proxy Statement, dated May 18, 2001).
†10.17	First Amendment to the Amended and Restated 2000 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).
†10.18	Second Amendment to the Amended and Restated 2000 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 10.18 to Registrant’s Form 10-Q for the quarter ended September 30, 2003).
†10.19	Amended and Restated 1996 Non-Officer Directors Stock Plan (incorporated by reference to Exhibit E to Registrant’s Proxy Statement, dated May 25, 1999).
†10.20	First Amendment to Amended and Restated 1996 Non-Officer Directors Stock Option Plan (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-8, (File No. 333-49272)).
†*10.21	2003 Incentive Bonus Plan of the Registrant, a copy of which is filed herewith.
†10.22	2003 Management Incentive Compensation Plan of the Registrant (incorporated by reference to Annex B to Registrant’s Proxy Statement, dated May 8, 2003).
†10.23	Amended 1997 Premium Priced Stock Option Plan of the Registrant (incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement, dated April 28, 1998).
†10.24	First Amendment to Amended 1997 Premium Priced Stock Option Plan, dated as of August 27, 1998 (incorporated by reference to Exhibit 10.12 to Registrant’s Form 10-K for the year ended December 31, 1998).
†10.25	Third Amended and Restated PacifiCare Health Systems, Inc. Stock Unit Deferred Compensation Plan, dated January 1, 2002 (incorporated by reference to Exhibit 10.20 to Registrant’s Form 10-K for the year ended December 31, 2002).
†10.26	First Amendment, dated as of January 22, 2003, to the Third Amended and Restated PacifiCare Health Systems, Inc. Stock Unit Deferred Compensation Plan, dated January 1, 2002 (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2002).
†10.27	Third Amended and Restated PacifiCare Health Systems, Inc. Non-Qualified Deferred Compensation Plan, dated as of October 23, 2003 (incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-Q for the quarter ended September 30, 2003).
†10.28	Second Amended and Restated PacifiCare Health Systems, Inc. Statutory Restoration Plan, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.23 to Registrant’s Form 10-K for the year ended December 31, 2002).
†10.29	2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 1 to PacifiCare Health Systems Inc.’s Proxy Statement dated May 8, 2002 (File No. 000-21949)).
*10.30	Form of Contract with Eligible Medicare+Choice Organization and the Centers for Medicare and Medicaid Services for the period January 1, 2004 to December 31, 2004, a copy of which is filed herewith.

Exhibit
Number	Description

10.31	Form of Indemnification Agreement by and between the Registrant and certain of its Directors and Executive Officers (incorporated by reference to Exhibit 10.26 to Registrant’s Form 10-Q for the quarter ended March 31, 2003).
10.32	Information Technology Services Agreement, dated as of December 31, 2001, between the Registrant and International Business Machines Corporation (incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.33	Information Technology Services Agreement, dated as of January 11, 2002, between the Registrant and Keane, Inc. (incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.34	Credit Agreement, dated as of June 3, 2003, between the Registrant, the Subsidiary Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).
*10.35	Amendment No. 1 to the Credit Agreement, dated as of November 13, 2003, between the Registrant, the Subsidiary Guarantors party thereto and JPMorgan Chase Bank as Administrative Agent, a copy of which is filed herewith.
*10.36	Amendment No. 2 to the Credit Agreement, dated as of December 17, 2003, between the Registrant, the Subsidiary Guarantors party thereto and JPMorgan Chase Bank as Administrative Agent, a copy of which is filed herewith.
10.37	Memorandum of Understanding, dated as of March 21, 2003, by and among the State of Texas, the Office of the Attorney General, the Texas Department of Insurance, including the Texas Insurance Commissioner, and PacifiCare of Texas, Inc. (incorporated by reference to Exhibit 10.35 to Registrant’s Form 10-Q for the quarter ended March 31, 2003).
10.38	Definitive Settlement Agreement, dated as of July 23, 2003, by and among the State of Texas, the Office of the Attorney General, the Texas Department of Insurance, including the Texas Insurance Commissioner, and PacifiCare of Texas, Inc. (incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).
11.1	Statement regarding computation of per share earnings (included in Note 2 to the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K).
*14.1	Financial Code of Ethics, a copy of which is filed herewith.
*21	List of Subsidiaries, a copy of which is filed herewith.
*23	Consent of Ernst & Young LLP, Independent Auditors, a copy of which is filed herewith.
*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

Exhibit
Number	Description

*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*	A copy of this exhibit is being filed with this Annual Report on Form 10-K.

†	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.