Form 10-Q
period 2004-03-31
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 2004-05-07
CIK 1027974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004
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

There were approximately 86,138,000 shares of common stock outstanding on April 30, 2004.

PACIFICARE HEALTH SYSTEMS, INC.

FORM 10-Q

INDEX

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003	1
	Condensed Consolidated Statements of Income for the three months ended March 31, 2004 and 2003	2
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003	3
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 2.	Changes in Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Submission of Matters to a Vote of Security Holders	41
Item 5.	Other Information	41
Item 6.	Exhibits and Reports on Form 8-K	41

Signatures		42

Exhibits		43
EXHIBIT 10.1
EXHIBIT 10.5
EXHIBIT 10.12
EXHIBIT 10.13
EXHIBIT 10.16
EXHIBIT 10.17
EXHIBIT 10.21
EXHIBIT 10.24
EXHIBIT 15.1
EXHIBIT 20.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

i

PART I. FINANCIAL INFORMATION

Item 1:	Financial Statements

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	March 31,	December 31,
	2004	2003

	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$952,289	$1,198,422
Marketable securities	1,428,146	1,359,720
Receivables, net	315,896	265,943
Prepaid expenses and other current assets	68,550	57,299
Deferred income taxes	146,209	149,817

Total current assets	2,911,090	3,031,201

Property, plant and equipment, net	151,427	149,407
Marketable securities-restricted	137,356	166,546
Goodwill	983,104	983,104
Intangible assets, net	216,162	221,108
Other assets	68,225	67,938

	$4,467,364	$4,619,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1,104,500	$1,027,500
Accounts payable and accrued liabilities	525,939	490,810
Unearned premium revenue	114,698	496,480
Current portion of long-term debt	6,232	7,496

Total current liabilities	1,751,369	2,022,286

Long-term debt	475,939	477,700
Convertible subordinated debentures	135,000	135,000
Deferred income taxes	105,925	104,777
Other liabilities	31,726	28,004
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; issued 85,976 shares in 2004 and 84,854 shares in 2003	859	848
Unearned compensation	(39,729)	(16,843)
Additional paid-in capital	1,524,080	1,458,310
Accumulated other comprehensive income	26,011	18,815
Retained earnings	456,184	390,407

Total stockholders’ equity	1,967,405	1,851,537

	$4,467,364	$4,619,304

All applicable share and per share amounts reflect the retroactive effects of the two-for-one common stock split in the form of a stock dividend that was effective January 20, 2004.

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended
	March 31,

	2004	2003

Revenue:
Commercial	$1,386,318	$1,232,116
Senior	1,410,113	1,369,748
Specialty and other	149,847	116,743
Net investment income	17,845	20,988

Total operating revenue	2,964,123	2,739,595

Expenses:
Health care services and other:
Commercial	1,168,563	1,052,673
Senior	1,224,961	1,161,556
Specialty and other	81,072	61,534

Total health care services and other	2,474,596	2,275,763

Selling, general and administrative expenses	369,052	331,231

Operating income	120,475	132,601
Interest expense	(10,817)	(19,550)

Income before income taxes	109,658	113,051
Provision for income taxes	42,657	42,281

Net income	$67,001	$70,770

Basic earnings per share	$.80	$.98

Diluted earnings per share	$.71	$.96

All applicable share and per share amounts reflect the retroactive effects of the two-for-one common stock split in the form of a stock dividend that was effective January 20, 2004.

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31,

	2004	2003

Operating activities:
Net income	$67,001	$70,770
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization	12,016	11,260
Tax benefit realized upon exercise of stock-based compensation	9,811	236
Stock-based compensation expense	9,452	3,158
Amortization of intangible assets	4,946	5,566
Deferred income taxes	2,215	2,520
Amortization of notes receivable from sale of fixed assets	(1,360)	(1,368)
Provision for doubtful accounts	(1,220)	2,264
Amortization of capitalized loan fees	1,077	1,222
Loss on disposal of property, plant and equipment and other	205	2,540
Amortization of discount on 10 3/4% senior notes	71	109
Employer benefit plan contributions in treasury stock	—	1,363
Changes in assets and liabilities:
Receivables, net	(47,373)	(33,519)
Prepaid expenses and other assets	(12,615)	(35,706)
Medical claims and benefits payable	77,000	56,200
Accounts payable and accrued liabilities	42,525	58,626
Unearned premium revenue	(381,782)	(402,293)

Net cash flows used in operating activities	(218,031)	(257,052)

Investing activities:
(Purchase) sale of marketable securities, net	(58,689)	41,950
Sale (purchase) of marketable securities-restricted, net	29,190	(3,144)
Purchase of property, plant and equipment	(14,241)	(9,977)
Proceeds from the sale of property, plant and equipment	—	15

Net cash flows (used in) provided by investing activities	(43,740)	28,844

Financing activities:
Proceeds from issuance of common stock	21,246	2,898
Payments on software financing agreement	(2,605)	(1,089)
Purchase and retirement of common stock	(2,512)	—
Principal payments on long-term debt	(491)	(20,200)

Net cash flows provided by (used in) financing activities	15,638	(18,391)

Net decrease in cash and equivalents	(246,133)	(246,599)
Beginning cash and equivalents	1,198,422	951,689

Ending cash and equivalents	$952,289	$705,090

Table continued on next page.

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31,

	2004	2003

Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$439	$(3,741)
Interest	$122	$4,703
Supplemental schedule of noncash investing and financing activities:
Details of accumulated other comprehensive income (loss):
Change in market value of marketable securities	$9,737	$(3,444)
Less change in deferred income taxes	(2,541)	1,364

Change in stockholders’ equity	$7,196	$(2,080)

Stock-based compensation	$3,674	$4,768

Discount on 10 3/4% senior notes	$(1,458)	$(2,680)

Table continued from previous page.

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
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

Following the rules and regulations of the Securities and Exchange Commission, or SEC, we have omitted footnote disclosures that would substantially duplicate the disclosures contained in our annual audited financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and the notes included in our December 31, 2003 Annual Report on Form 10-K, filed with the SEC in March 2004.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, needed to present fairly the financial results for these interim periods. The condensed consolidated results of operations presented for the interim periods are not necessarily indicative of the results for a full year.

Premium revenues are earned from products where we bear insured risk. Non-premium revenues are earned from all other sources, including revenues from our PBM mail order business, administrative fees and other revenue.

All intercompany transactions and accounts are eliminated in consolidation.

We reclassified certain prior year amounts in the accompanying condensed consolidated financial statements to conform to the 2004 presentation.

2.	Stock-Based Compensation

Effective January 1, 2003, we adopted the fair value recognition provisions of Statements of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, on a prospective basis for all employee and director awards granted, modified or settled on or after January 1, 2003, as provided by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Awards granted to employees typically vest over four years. Therefore, the cost related to stock-based compensation included in the determination of net income is less than that which would have been recognized if the fair value based method had been applied to all awards granted, modified or settled since October 1, 1995. The following table illustrates the effect on net income and earnings per share, after adjusting for the effect of the two-for-one stock split in

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
(unaudited)

the form of a dividend that was effective January 20, 2004, as if the fair value method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended
	March 31,

	2004	2003

	(Amounts in thousands,
	except per share data)
Net income, as reported	$67,001	$70,770
Add stock-based compensation expense included in reported net income, net of related tax effect	4,551	1,188
Deduct total stock-based compensation expense determined under fair value method for all awards, net of related tax effect	(5,360)	(4,703)

Pro forma net income	$66,192	$67,255

Earnings per share:
Basic — as reported	$.80	$.98

Basic — pro forma	$.79	$.94

Diluted — as reported	$.71	$.96

Diluted — pro forma	$.69	$.91

The following table illustrates the components of our stock-based compensation expense for the three months ended March 31, 2004 and 2003:

	March 31, 2004		March 31, 2003

		Net of		Net of
		Estimated Tax		Estimated Tax
	Pretax Charges	Expense	Pretax Charges	Expense

	(Amounts in thousands)
Stock options	$2,117	$1,294	$1,607	$961
Employee Stock Purchase Plan	5,331	3,257	380	227

	7,448	4,551	1,987	1,188
Restricted stock	2,004	1,224	1,171	700

Total	$9,452	$5,775	$3,158	$1,888

3.	Long-Term Debt and Other Commitments

Convertible Subordinated Debentures. We have $135 million in aggregate principal amount of 3% convertible subordinated debentures due in 2032. The debentures are convertible into 6,428,566 shares of common stock under certain conditions, including satisfaction of a market price condition for our common stock, satisfaction of a trading price condition relating to the debentures, upon notice of redemption, or upon specified corporate transactions. Each $1,000 of the debentures is convertible into 47.619 shares of our common stock. The market price condition for conversion of the debentures is satisfied if the closing sale price of our common stock exceeds 110% of the conversion price (which is calculated at $23.10 per share) for the debentures for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of any fiscal quarter. In the event that the market price condition is satisfied during any fiscal quarter, the debentures are convertible, at the option of the holder, during the following fiscal quarter. The market price condition is evaluated each quarter to determine whether the debentures will be convertible at the option of the holder during the following fiscal quarter. For the quarters ended December 31, 2003 and March 31, 2004, the market price condition described above was satisfied. As a result, the debentures were convertible during the quarter ended March 31, 2004 and remain convertible at the option of the holder at any time during the quarter ended June 30, 2004. While no debentures were converted as of March 31, 2004, they are considered common stock equivalents and are included in the

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
(unaudited)

calculation of weighted average shares outstanding on a diluted basis for the quarter ended March 31, 2004. All share and per share amounts disclosed above reflect the retroactive effects of the two-for-one common stock split in the form of a stock dividend that was effective January 20, 2004. See Note 4 “Stockholders’ Equity”.

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

Certain of our domestic, unregulated subsidiaries fully and unconditionally guarantee the 10 3/4% senior notes. Prior to September 15, 2003, some of our domestic, unregulated subsidiaries were restricted from guaranteeing the 10 3/4% senior notes by the terms of the FHP International Corporation, or FHP, senior notes. As the FHP senior notes were repaid in full on September 15, 2003, these subsidiaries now fully and unconditionally guarantee the 10 3/4% senior notes. See “FHP Senior Notes” below and Note 10, “Financial Guarantees.”

In April 2003, we entered into an interest rate swap on $300 million of our 10 3/4% senior notes for the purpose of hedging the fair value of our indebtedness. This fair value hedge is accounted for using the short-cut method under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the hedge is reported in our balance sheets at fair value, and the carrying value of the long-term debt is adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Under the terms of the agreement, we make interest payments based on the three-month London Interbank Offered Rate, or LIBOR, plus 692 basis points and receive interest payments based on the 10 3/4% fixed rate. Our rate under the swap agreement was 8.04%, at March 31, 2004 which is based on a 90-day LIBOR of 1.12% plus 692 basis points. The three-month LIBOR rate we use to determine our interest payments under the swap agreement was first established on June 2, 2003 and resets every three months thereafter, until expiration in June 2009.

Senior Credit Facility. In June 2003, we replaced our senior credit facility with a new syndicated facility with JPMorgan Chase Bank serving as the Administrative Agent. The new facility consists of a $150 million term loan, which matures on June 3, 2008, and a $150 million revolving line of credit, which matures on June 3, 2006. We used the proceeds from the term loan to repay the $131 million outstanding under the prior facility. The remaining $19 million was used to pay fees and expenses relating to the new facility and for general corporate purposes. As of March 31, 2004, we had $149 million outstanding on the term loan and no balance outstanding on the revolving line of credit. There were no borrowings under the line of credit during the quarter ended March 31, 2004.

On December 17, 2003 our senior credit facility was amended to provide for reduced interest rates per annum applicable to term loan borrowings, with the amount of margin spread for the borrowing being determined by our current debt ratings. The amended applicable rates are, at our option, either JPMorgan Chase Bank’s prime

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
(unaudited)

rate (or, if greater, the Federal Funds Rate plus 0.50%) which we refer to as the alternative base rate, plus a margin spread of 1.25% to 1.75% per annum, or the LIBOR for the applicable interest period, plus a margin spread of 2.25% to 2.75% per annum. All of our borrowings under the term loan are currently LIBOR borrowings, and the current margin spread on our term loan borrowings is 2.50%. As of March 31, 2004, our term loan rate was 3.71% per annum, which is based on a 180-day LIBOR of 1.21% plus the applicable margin spread of 2.50%. The interest rates per annum under the senior credit facility applicable to revolving credit borrowings are, at our option, either the alternate base rate plus a margin spread of between 1.50% to 2.75% per annum, or the LIBOR for the applicable interest period plus a margin spread of between 2.50% to 3.75% per annum, with the amount of the margin for any borrowing being determined based on current credit ratings for the debt under the senior credit facility. Our current margins for revolving credit borrowings are 2.00% per annum for alternate base rate borrowings and 3.00% per annum for LIBOR borrowings.

The terms of the senior credit facility contain various covenants customary for financings of this type which place restrictions on our and/or our subsidiaries’ ability to incur debt, pay dividends, create liens, make investments, optionally repay, redeem or repurchase our securities, and enter into mergers, dispositions and transactions with affiliates. The senior credit facility also requires us to meet various financial ratios, including a minimum net worth requirement, a minimum fixed-charge coverage requirement and a maximum leverage ratio. At March 31, 2004, we were in compliance with all of these covenants. See “FHP Senior Notes” below and Note 10, “Financial Guarantees.”

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

FHP Senior Notes. In September 2003, we paid in full the senior notes that we assumed when we acquired FHP in 1997. As a result, some of our domestic, unregulated subsidiaries which were previously restricted from guaranteeing our 10 3/4% senior notes and our senior credit facility by the provisions of the FHP senior notes, now fully and unconditionally guarantee the 10 3/4% senior notes and the senior credit facility. See Note 10, “Financial Guarantees”.

Database Financing Agreements. As of March 31, 2004, we had $8 million outstanding under various financing agreements related to the purchase of database licenses, financial accounting system software and related maintenance in connection with the implementation of our information technology, or IT, initiatives. Payments under the financing agreements are due quarterly through July 2005. The interest imputed on the payment plan agreement ranges from 4% to 5.3%.

Letters of Credit. Letters of credit are purchased guarantees that assure our performance or payment to third parties in connection with professional liability insurance policies, lease commitments and other potential obligations. Letters of credit commitments totaled $17 million and $18 million at March 31, 2004 and 2003, respectively. As of March 31, 2004, our letters of credit commitments were backed by funds deposited in restricted cash accounts.

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
March 31, 2004
(unaudited)

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

Stock Split. On December 19, 2003, our board of directors approved a two-for-one split of our common stock in the form of a stock dividend. On January 20, 2004, we distributed one additional share of common stock for every share of common stock outstanding to stockholders of record as of the close of business on January 7, 2004. The par value of our common stock after the split remained at $0.01 per share. The rights of the holders of these securities were not otherwise modified. In accordance with SFAS 128, Earnings per Share, all shares, per share and market price data related to our common shares outstanding and under employee stock plans reflect the retroactive effects of this two-for-one stock split in the form of a dividend.

Restricted Stock Awards. For the three months ended March 31, 2004 and 2003, we granted 783,400 and 1,388,000 shares of restricted common stock, respectively, including stock deferred into restricted stock units, as part of an employee recognition and retention program. Restrictions on these shares will expire and related charges are being amortized as earned over the vesting period of up to four years. A total of approximately 35,100 shares were forfeited during the first quarter of 2004 and none were forfeited in the same period of 2003.

All shares of restricted stock were issued from our 1996 Officer and Key Employee Stock Option Plan, as amended. The amount of unearned compensation recorded is based on the market value of the shares on the date of issuance and is included as a separate component of stockholders’ equity. Expenses related to the vesting of restricted stock (charged to selling, general and administrative expenses) were $2.0 million and $1.2 million for the three months ended March 31, 2004 and 2003, respectively.

5.	Goodwill and Intangible Assets

Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rule, goodwill is no longer amortized, but is subject to impairment tests on an annual basis or more frequently if impairment indicators exist. Under the guidance of SFAS No. 142, we use a discounted cash flow methodology to assess the fair values of our reporting units. Impairment is measured by comparing the goodwill derived from the hypothetical purchase price allocation to the carrying value of the goodwill balance. No goodwill impairment indicators existed for the three months ended March 31, 2004 and, as a result, impairment testing was not required.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
(unaudited)

Other intangible assets are being amortized over their useful lives. We estimate our intangible asset amortization will be $20 million in 2004, $16 million in 2005, $15 million in 2006, $15 million in 2007 and $14 million in 2008. The following sets forth balances of identified intangible assets, by major class, for the periods indicated:

		Accumulated
	Cost	Amortization	Net Balance

	(Amounts in thousands)
Intangible assets:
Employer groups	$243,820	$128,341	$115,479
Provider networks	121,051	21,843	99,208
Other	10,729	9,254	1,475

Balance at March 31, 2004	$375,600	$159,438	$216,162

Intangible assets:
Employer groups	$243,820	$124,170	$119,650
Provider networks	121,051	21,080	99,971
Other	10,729	9,242	1,487

Balance at December 31, 2003	$375,600	$154,492	$221,108

6.	Health Care Services and Other Expenses

The following table presents the components of total health care services and other expenses for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,

	2004		2003

	Commercial	Senior	Commercial	Senior

	(amounts in millions)
Capitation expense	$398	$702	$380	$687
All other health care services and other expenses	771	523	673	475

Total health care services and other expenses	$1,169	$1,225	$1,053	$1,162

7.	Contingencies

Provider Instability and Insolvency. Our health care services and other expenses include write-offs of certain uncollectible receivables from providers, and the estimated cost of unpaid health care claims normally covered by our capitation payments. Depending on state law, we may be held liable for unpaid health care claims that were previously the responsibility of the capitated provider and for which we have already paid capitation. Insolvency reserves also include estimates for potentially insolvent providers that we have specifically identified, where conditions indicate claims are not being paid or claim payments have slowed considerably, and we have determined that it is probable that we will be required to make the providers’ claim payments. We continue to monitor the financial condition of our providers where there is perceived risk of insolvency and adjust our insolvency reserves as necessary. Information provided by provider groups may be unaudited, self-reported information or may not ultimately be obtained. The balance of our insolvency reserves included in medical claims and benefits payable totaled $46 million at March 31, 2004 and $37 million at December 31, 2003.

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

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
(unaudited)

In Re Managed Care. In mid-2000, various federal actions against managed care companies, including us, were joined in a multi-district litigation that was coordinated for pretrial proceedings in the United States District Court for the Southern District of Florida. This litigation is known as “In re Managed Care Litigation.” Thereafter, Dr. Dennis Breen, Dr. Leonard Klay, Dr. Jeffrey Book and several other physicians, along with several medical associations, including the California Medical Association, joined the “In re Managed Care” proceeding as plaintiffs. These physicians sued several managed care companies, including us, alleging, among other things, that the companies have systematically underpaid providers for medical services to members, have delayed payments, and that the companies impose unfair contracting terms on providers and negotiate capitation payments that are inadequate to cover the costs of health care services provided.

We sought to compel arbitration of all of Dr. Breen’s, Dr. Book’s and other physician claims against us. The District Court granted our motion to compel arbitration against all of these claims except for claims for violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO (“Direct RICO Claims”), and for their RICO conspiracy and aiding and abetting claims that stem from contractual relationships with other managed care companies. On April 7, 2003, the United States Supreme Court held that the District Court should have compelled arbitration of the Direct RICO Claims filed by Dr. Breen and Dr. Book. On September 15, 2003, the District Court entered another ruling on several of our motions to compel arbitration, ordering arbitration of all claims arising out of our contracts with plaintiffs containing arbitration clauses. The District Court, however, also ruled that (a) plaintiffs’ RICO conspiracy and aiding and abetting claims against us that stem from contractual relationships with other managed care companies and (b) plaintiffs’ claims based on services they provided to our members outside of any contractual relationship with us or assignments from our members do not arise out of our contracts with plaintiffs and thus do not need to be arbitrated. As a result, the order to compel arbitration does not cover any claims that may arise relating to our non-contracted providers. We have filed an appeal from the District Court’s ruling to the extent it did not compel arbitration of all of plaintiffs’ claims, and the United States Court of Appeals for the Eleventh Circuit is scheduled to hear oral argument on the appeal on August 12, 2004.

On September 26, 2002, the District Court certified a class action of physicians in the “In re Managed Care Litigation.” On November 20, 2002, the Court of Appeals granted our petition to appeal the class certification by the District Court. Oral argument for this appeal was held on September 11, 2003 and the Court of Appeals has not issued an opinion as of the date of this report. Discovery in this litigation is currently ongoing. We deny all material allegations and intend to defend the action vigorously.

Several additional lawsuits have been filed against us and the other defendants in the “In re Managed Care Litigation” by non-physician providers of health care services, such as chiropractors and podiatrists. Those lawsuits have been assigned to the District Court for pretrial proceedings, but are currently stayed while discovery continues in the physician class action.

PacifiCare of Texas v. The Texas Department of Insurance and the State of Texas. In November 2001, our Texas subsidiary, PacifiCare of Texas, filed a lawsuit against the Texas Department of Insurance, or TDI, and the State of Texas challenging the TDI’s interpretation and enforcement of state statutes and regulations that would make Texas a “double-pay” state. The lawsuit relates to the financial insolvency of three physician groups that had capitation contracts with PacifiCare of Texas. Under these contracts, the responsibility for claims payments to health care providers was delegated to the contracted physician groups. We made capitation payments to each of these physician groups, but they failed to pay all of the health care providers who provided health care services covered by the capitation payments. On February 11, 2002, after the date we filed our lawsuit, the Attorney General of Texas, or AG, on behalf of the State of Texas and the TDI, filed a civil complaint against PacifiCare of Texas in the District Court of Travis County, Texas alleging violations of the Texas Health Maintenance Organization Act, Texas Insurance Code and regulations under the Code and the Texas Deceptive Trade Practices Consumer Protection Act. The AG’s complaint primarily alleges that despite its capitation payments to the physician groups, PacifiCare of Texas is still financially responsible for the failure of the physician groups to pay the health care providers who provided health care services covered by the

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
(unaudited)

capitation payments. The AG sought an injunction requiring us to comply with state laws plus unspecified damages, civil penalties and restitution.

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

Irwin v. AdvancePCS, Inc. et al. On March 26, 2003, Robert Irwin filed a complaint in the California Superior Court of Alameda County, California, against our PBM company, Prescription Solutions, as well as nine other PBM companies. On July 17, 2003, the Irwin case was coordinated with American Federation of State, County & Municipal Employees v. AdvancedPCS, et al, and transferred to Los Angeles Superior Court for coordinated proceedings. The case purports to be filed on behalf of members of non-ERISA health plans and individuals with no prescription drug coverage who have purchased drugs at retail rates. The first amended complaint, filed on November 25, 2003, alleges that each of the defendants violated California’s unfair competition law. The complaint challenges alleged business practices of PBMs, including practices relating to pricing, rebates, formulary management, data utilization and accounting and administrative processes. The complaint seeks unspecified monetary damages and injunctive relief. Prescription Solutions intends to file a petition to compel arbitration, which is scheduled to be heard by the Superior Court on June 2, 2004. Discovery is proceeding against most other defendants but is stayed as to Prescription Solutions pending the motion to compel arbitration. We deny all material allegations and intend to defend the action vigorously.

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
March 31, 2004
(unaudited)

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

8.     Earnings Per Share

The following table includes a reconciliation of the numerators and denominators for the computation of basic and diluted earnings per share. All share and per share amounts reflect the retroactive effects of the two-for-one common stock split in the form of a stock dividend that was effective January 20, 2004. See Note 4 “Stockholders’ Equity”.

	Three Months Ended
	March 31,

	2004	2003

	(Amounts in thousands)
Basic Earnings Per Share Calculation:
Numerator
Net income	$67,001	$70,770

Denominator
Shares outstanding at the beginning of the period(1)	83,339	71,782
Weighted average number of shares issued:
Stock options exercised and treasury stock reissued, net	932	302

Denominator for basic earnings per share	84,271	72,084

Basic earnings per share	$.80	$.98

Diluted Earnings Per Share Calculation:
Numerator
Net income	$67,001	$70,770
Adjustment for interest expense avoided on convertible debentures, net of tax	618	—

Net income, as adjusted for interest expense avoided on convertible debentures	$67,619	$70,770

Denominator
Denominator for basic earnings per share	84,271	72,084
Common stock equivalents related to convertible subordinated debentures	6,429	—
Employee stock options and other dilutive potential common shares(2)	4,763	1,926

Denominator for diluted earnings per share	95,463	74,010

Diluted earnings per share	$.71	$.96

(1)	Excludes 1,030,000 and 1,582,000 shares of restricted common stock which have been granted under our stock-based compensation plans but have not vested as of March 31, 2004 and 2003, respectively.

(2)	Certain options to purchase common stock were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock for the periods presented. For the three months ended March 31, 2004 and 2003, these excluded weighted options outstanding totaled 1.7 million shares and 7.7 million shares, respectively, with exercise prices ranging from $12.63 to $46.25 per share. For the three months ended March 31, 2004 and 2003, the average market value used in the computation of dilutive employee stock options and other dilutive potential common shares was $34.48 and $12.58, respectively.

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
(unaudited)

9.	Comprehensive Income

Comprehensive income represents our net income plus changes in equity, other than those changes resulting from investments by, and distributions to, our stockholders. Such changes include unrealized gains or losses on our available-for-sale securities. Our comprehensive income totaled $74 million and $69 million for the three months ended March 31, 2004 and 2003, respectively.

10.	Financial Guarantees

Certain of our domestic, unregulated subsidiaries, which we refer to as the Initial Guarantor Subsidiaries and certain subsidiaries of PacifiCare Health Plan Administrators, Inc., or PHPA, which we refer to as the PHPA Guarantor Subsidiaries, fully and unconditionally guarantee the 10 3/4% senior notes. Prior to September 15, 2003, the PHPA Guarantor Subsidiaries were restricted from guaranteeing the 10 3/4% senior notes by the terms of the FHP senior notes. As the FHP senior notes were repaid in full on September 15, 2003, these subsidiaries now fully and unconditionally guarantee the 10 3/4% senior notes. The Initial Guarantor Subsidiaries and the PHPA Guarantor Subsidiaries are collectively referred to as the Guarantor Subsidiaries.

The Guarantor Subsidiaries, excluding MEDeMORPHUS Healthcare Solutions, Inc., are also guarantors of our senior credit facility. The following unaudited consolidating condensed financial statements quantify the financial position as of March 31, 2004 and December 31, 2003 and the operations and cash flows for the three months ended March 31, 2004 and 2003 of the Guarantor Subsidiaries listed below. The following unaudited consolidating condensed balance sheets, consolidating condensed statements of income and consolidating condensed statements of cash flows present financial information for the following entities and utilizing the following adjustments:

Parent — PacifiCare Health Systems, Inc. on a stand-alone basis (carrying investments in subsidiaries under the equity method); PacifiCare became the parent on February 14, 1997 effective with the acquisition of FHP.

Guarantor Subsidiaries — PHPA, PacifiCare eHoldings, Inc., SeniorCo, Inc., MEDeMORPHUS Healthcare Solutions, Inc. on a stand-alone basis (carrying investments in subsidiaries under the equity method), RxSolutions, Inc., doing business as Prescription Solutions, PacifiCare Behavioral Health, Inc., and SecureHorizons USA, Inc. on a stand-alone basis.

Non-Guarantor Subsidiaries — Represents all other directly or indirectly wholly owned subsidiaries of the Parent on a condensed consolidated basis.

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

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2004

		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Company

	(Amounts in thousands)
ASSETS
Current assets:
Cash and equivalents	$—	$350,524	$601,765	$—	$952,289
Marketable securities	37	(92)	1,428,201	—	1,428,146
Receivables, net	9,010	160,136	152,779	(6,029)	315,896
Intercompany	50,274	(27,424)	(22,850)	—	—
Prepaid expenses and other current assets	3,258	35,153	33,807	(3,668)	68,550
Deferred income taxes	(15)	70,656	104,208	(28,640)	146,209

Total current assets	62,564	588,953	2,297,910	(38,337)	2,911,090

Property, plant and equipment, net	—	115,219	36,208	—	151,427
Marketable securities-restricted	31,592	2,456	103,308	—	137,356
Deferred income taxes	—	89,429	26,908	(116,337)	—
Investment in subsidiaries	2,454,464	2,357,039	(4,980)	(4,806,523)	—
Goodwill and intangible assets, net	—	28,403	1,170,863	—	1,199,266
Other assets	16,472	28,035	23,718	—	68,225

	$2,565,092	$3,209,534	$3,653,935	$(4,961,197)	$4,467,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$—	$77,282	$1,027,968	$(750)	$1,104,500
Accounts payable and accrued liabilities	16,259	363,214	155,413	(8,947)	525,939
Deferred income taxes	—	17,743	10,897	(28,640)	—
Unearned premium revenue	—	1,692	113,006	—	114,698
Current portion of long-term debt	1,500	4,503	229	—	6,232

Total current liabilities	17,759	464,434	1,307,513	(38,337)	1,751,369

Long-term debt	470,917	3,541	1,481	—	475,939
Convertible subordinated debentures	135,000	—	—	—	135,000
Deferred income taxes	—	128,840	93,422	(116,337)	105,925
Other liabilities	—	31,726	—	—	31,726
Stockholders’ equity:
Common stock	859	—	—	—	859
Unearned compensation	(39,729)	—	—	—	(39,729)
Additional paid-in capital	1,524,080	—	—	—	1,524,080
Accumulated other comprehensive loss	22	(55)	26,044	—	26,011
Retained earnings	456,184	—	—	—	456,184
Equity in income of subsidiaries	—	2,581,048	2,225,475	(4,806,523)	—

Total stockholders’ equity	1,941,416	2,580,993	2,251,519	(4,806,523)	1,967,405

	$2,565,092	$3,209,534	$3,653,935	$(4,961,197)	$4,467,364

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2003

		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Company

	(Amounts in thousands)
ASSETS
Current assets:
Cash and equivalents	$—	$242,847	$955,575	$—	$1,198,422
Marketable securities	37	—	1,359,683	—	1,359,720
Receivables, net	991	55,510	217,138	(7,696)	265,943
Intercompany	10,110	62,672	(72,782)	—	—
Prepaid expenses and other current assets	8,074	39,705	13,427	(3,907)	57,299
Deferred income taxes	(15)	71,008	107,464	(28,640)	149,817

Total current assets	19,197	471,742	2,580,505	(40,243)	3,031,201

Property, plant and equipment, net	—	111,494	37,913	—	149,407
Marketable securities-restricted	33,436	—	133,110	—	166,546
Deferred income taxes	—	89,758	26,907	(116,665)	—
Investment in subsidiaries	2,376,929	1,726,560	(7,903)	(4,095,586)	—
Goodwill and intangible assets, net	—	28,403	1,175,809	—	1,204,212
Other assets	17,549	26,670	23,719	—	67,938

	$2,447,111	$2,454,627	$3,970,060	$(4,252,494)	$4,619,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$—	$66,455	$965,704	$(4,659)	$1,027,500
Accounts payable and accrued liabilities	6,646	340,509	148,457	(4,802)	490,810
Deferred income taxes	—	17,744	10,896	(28,640)	—
Unearned premium revenue	—	1,542	497,080	(2,142)	496,480
Current portion of long-term debt	1,500	5,766	230	—	7,496

Total current liabilities	8,146	432,016	1,622,367	(40,243)	2,022,286

Long-term debt	471,221	4,883	1,596	—	477,700
Convertible subordinated debentures	135,000	—	—	—	135,000
Deferred income taxes	—	128,020	93,422	(116,665)	104,777
Other liabilities	—	28,004	—	—	28,004
Stockholders’ equity:
Common stock	848	—	—	—	848
Unearned compensation	(16,843)	—	—	—	(16,843)
Additional paid-in capital	1,458,310	—	—	—	1,458,310
Accumulated other comprehensive loss	22	—	18,793	—	18,815
Retained earnings	390,407	—	—	—	390,407
Equity in income of subsidiaries	—	1,861,704	2,233,882	(4,095,586)	—

Total stockholders’ equity	1,832,744	1,861,704	2,252,675	(4,095,586)	1,851,537

	$2,447,111	$2,454,627	$3,970,060	$(4,252,494)	$4,619,304

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the Three Months Ended March 31, 2004

		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Company

	(Amounts in thousands)
Operating revenue	$221	$175,151	$2,904,193	$(115,442)	$2,964,123
Income from subsidiaries	77,535	127,559	2,925	(208,019)	—

Total operating revenue	77,756	302,710	2,907,118	(323,461)	2,964,123
Health care services and other expenses	—	118,032	2,457,772	(101,208)	2,474,596
Selling, general and administrative expenses	75	105,747	276,774	(13,544)	369,052

Operating income	77,681	78,931	172,572	(208,709)	120,475
Interest expense (income)	(10,680)	(875)	48	690	(10,817)

Income before income taxes	67,001	78,056	172,620	(208,019)	109,658
Provision (benefit) for income taxes	—	(12,837)	55,494	—	42,657

Net income	$67,001	$90,893	$117,126	$(208,019)	$67,001

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the Three Months Ended March 31, 2003

		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Company

	(Amounts in thousands)
Operating revenue	$240	$127,137	$2,694,488	$(82,270)	$2,739,595
Income from subsidiaries	88,852	120,658	1,351	(210,861)	—

Total operating revenue	89,092	247,795	2,695,839	(293,131)	2,739,595
Health care services and other expenses	—	83,916	2,264,517	(72,670)	2,275,763
Selling, general and administrative expenses	52	76,033	264,098	(8,952)	331,231

Operating income	89,040	87,846	167,224	(211,509)	132,601
Interest expense	(18,270)	(1,711)	(218)	649	(19,550)

Income before income taxes	70,770	86,135	167,006	(210,860)	113,051
Provision (benefit) for income taxes	—	(7,581)	49,862	—	42,281

Net income	$70,770	$93,716	$117,144	$(210,860)	$70,770

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2004

		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Company

	(Amounts in thousands)
Operating activities:
Net income	$67,001	$90,893	$117,126	$(208,019)	$67,001
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(77,535)	(127,559)	(2,925)	208,019	—
Depreciation and amortization	—	9,962	2,054	—	12,016
Tax benefit realized upon exercise of stock-based compensation	9,811	—	—	—	9,811
Stock-based compensation expense	9,452	—	—	—	9,452
Amortization of intangible assets	—	—	4,946	—	4,946
Deferred income taxes	—	1,547	668	—	2,215
Amortization of notes receivable from sale of fixed assets	—	(1,360)	—	—	(1,360)
Provision for doubtful accounts	—	(1,220)	—	—	(1,220)
Amortization of capitalized loan fees	1,077	—	—	—	1,077
Loss on disposal of property, plant and equipment and other	—	271	(66)	—	205
Amortization of discount on 10 3/4% senior notes	71	—	—	—	71
Changes in assets and liabilities	(30,080)	28,542	(320,707)	—	(322,245)

Net cash flows provided by (used in) operating activities	(20,203)	1,076	(198,904)	—	(218,031)

Investing activities:
Purchase of marketable securities, net	—	—	(58,689)	—	(58,689)
Sale (purchase) of marketable securities-restricted	1,844	(2,456)	29,802	—	29,190
Purchase of property, plant and equipment	—	(13,838)	(403)	—	(14,241)

Net cash flows provided by (used in) investing activities	1,844	(16,294)	(29,290)	—	(43,740)

Financing activities:
Proceeds from issuance of common stock	21,246	—	—	—	21,246
Payments on software financing agreement	—	(2,605)	—	—	(2,605)
Purchase and retirement of common stock	(2,512)	—	—	—	(2,512)
Principal payments on long-term debt	(375)	—	(116)	—	(491)
Intercompany activity:
Dividends received (paid)	—	125,500	(125,500)	—	—

Net cash flows provided by (used in) financing activities	18,359	122,895	(125,616)	—	15,638

Net increase (decrease) in cash and equivalents	—	107,677	(353,810)	—	(246,133)
Beginning cash and equivalents	—	242,847	955,575	—	1,198,422

Ending cash and equivalents	$—	$350,524	$601,765	$—	$952,289

PACIFICARE HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2003

		Guarantor	Non-Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Company

	(Amounts in thousands)
Operating activities:
Net income	$70,770	$93,716	$117,144	$(210,860)	$70,770
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(88,852)	(120,658)	(1,350)	210,860	—
Depreciation and amortization	—	8,856	2,404	—	11,260
Amortization of intangible assets	—	—	5,566	—	5,566
Stock-based compensation expense	3,158	—	—	—	3,158
Loss on disposal of property, plant and equipment and other	—	2,540	—	—	2,540
Deferred income taxes	—	3,821	(1,301)	—	2,520
Provision for doubtful accounts	—	2,264	—	—	2,264
Amortization of notes receivable from sale of fixed assets	—	(1,368)	—	—	(1,368)
Employer benefit plan contributions in treasury stock	1,363	—	—	—	1,363
Amortization of capitalized loan fees	1,222	—	—	—	1,222
Tax benefit realized for stock option exercises	236	—	—	—	236
Amortization of discount on 10 3/4% senior notes	109	—	—	—	109
Changes in assets and liabilities, net	14,118	(115,408)	(255,402)	—	(356,692)

Net cash flows (used in) provided by operating activities	2,124	(126,237)	(132,939)	—	(257,052)

Investing activities:
Sale of marketable securities, net	—	—	41,950	—	41,950
Purchase of property, plant and equipment	—	(8,050)	(1,927)	—	(9,977)
Purchase of marketable securities-restricted, net	(1,535)	—	(1,609)	—	(3,144)
Proceeds from sale of property, plant and equipment	—	15	—	—	15

Net cash flows provided by (used in) investing activities	(1,535)	(8,035)	38,414	—	28,844

Financing activities:
Principal payments on long-term debt	(20,200)	—	—	—	(20,200)
Proceeds from issuance of common stock	2,898	—	—	—	2,898
Payments on software financing agreement	—	(1,089)	—	—	(1,089)
Intercompany activity:
Royalty dividends and loans received (paid)	—	27,708	(27,708)	—	—
Dividends received (paid)	—	158,816	(158,816)	—	—

Net cash flows (used in) provided by financing activities	(17,302)	185,435	(186,524)	—	(18,391)

Net (decrease) increase in cash and equivalents	(16,713)	51,163	(281,049)	—	(246,599)
Beginning cash and equivalents	16,207	104,378	831,104	—	951,689

Ending cash and equivalents	$(506)	$155,541	$550,055	$—	$705,090

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

In this Quarterly Report on Form 10-Q, we refer to PacifiCare Health Systems, Inc. as “PacifiCare,” “the Company,” “we,” “us,” or “our.” Statements that are not historical facts are forward-looking statements within the meaning of the Federal Securities laws, and may involve a number of risks and uncertainties which could cause actual results to differ materially from those anticipated as of the date of this report. In addition, past financial and/or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends. In evaluating these forward-looking statements, you should specifically consider the risks described below under “Cautionary Statements” which follows our discussion on Critical Accounting Policies and Estimates and in other parts of this report.

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

Specialty and Other. Our specialty and other revenues include all premium revenues we receive from our behavioral health and dental and vision service plans and fee revenue we receive from administrative services we offer though our specialty companies, primarily from our PBM subsidiary. Our PBM subsidiary generates mail order revenue where we, rather than network retail pharmacies, collect the member copayments for both affiliated and unaffiliated members. Additionally, we record revenues for prescription drug costs and administrative fees charged on prescriptions dispensed by our mail order pharmacy when the prescription is filled. Beginning in January 2004, our PBM subsidiary began entering into retail service contracts where we assume margin or pricing risk. Under these retail service contracts, we are separately obligated to pay our network pharmacy providers for benefits provided to our plan sponsors’ members, and as a result, we have included the total revenues we are contracted to receive from the plan sponsors as Specialty and Other Revenue. Payments we are obligated to make under these retail service contracts to the network pharmacy providers are recorded as Health Care and Other Expenses. For all contracts where we earn a fixed fee per transaction and we do not assume margin or pricing risk, Specialty and Other Revenue and Specialty and Other Health Care Services and Other Expenses do not include the network pharmacies’ drug costs and dispensing fees. Instead, we record administrative services fees that we are entitled to receive, in Specialty and Other Revenue. In all retail pharmacy transactions, revenues recognized and expenses recorded are always exclusive of the member’s applicable co-payment. Collection of co-payments from members is the responsibility of the retail pharmacies.

Net Investment Income. Net investment income consists of interest income and gross realized gains and losses incurred on cash investments during each period.

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

The cost of health care provided is accrued in the month services are provided to members, based in part on estimates of claims for hospital services and other health care costs that have been incurred but not yet reported (including those claims received but not yet paid), or IBNR, under our risk-based provider contracts as well as some services under our capitation contracts for which we retain financial liability, or carve-outs, primarily using standard actuarial methodologies based on historical data. These standard actuarial methodologies include, among other factors, contractual requirements, historical utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefit changes, expected health care cost inflation, seasonality patterns and changes in membership. These estimates are adjusted in future periods as we receive actual paid claims data, and can either increase or reduce our accrued health care costs. Included in health care services and other expenses for the first quarter of last year were net favorable adjustments of prior period medical cost estimates of approximately $40 million. For the three months ended March 31, 2003, both commercial and senior’s net favorable adjustments were mainly from our Texas and California markets and were the result of lower than anticipated health care costs that materialized primarily in senior markets that we exited and recoveries of claims overpayments made in prior periods at rates higher than historic recovery patterns. The cost of prescription drugs covered under our commercial and senior plans is expensed when the prescription drugs are dispensed. Our commercial and senior plans also provide incentives, through a variety of programs, for health care providers that participate in those plans to control health care costs while providing quality health care. Expenses related to these programs, which are based in part on estimates, are recorded in the period in which the related services are provided. Historically, we have primarily arranged health care services for our members by contracting with health care providers on a capitated basis, regardless of the services provided to each member. Under our risk-based contracts, we generally bear or partially share the risk of excess health care expenses with health care providers, meaning that if member utilization of health care services exceeds agreed-upon amounts, we bear or partially share the excess expenses with the applicable health care provider.

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

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Membership. Total managed care membership increased 2% to approximately 2,929,000 members at March 31, 2004 from approximately 2,875,900 members at March 31, 2003.

	March 31, 2004			March 31, 2003

		Senior			Senior
	Commercial	M+C	Total	Commercial	M+C	Total

Managed Care Membership(1)
Arizona	162,500	92,000	254,500	153,500	87,300	240,800
California	1,477,100	357,500	1,834,600	1,387,300	359,800	1,747,100
Colorado	247,600	52,200	299,800	213,700	55,200	268,900
Guam	27,100	—	27,100	31,400	—	31,400
Nevada	34,600	25,200	59,800	25,900	26,600	52,500
Oklahoma	83,400	15,800	99,200	102,100	19,200	121,300
Oregon	58,200	23,400	81,600	64,300	24,900	89,200
Texas	86,200	74,700	160,900	121,500	79,100	200,600
Washington	63,300	48,200	111,500	69,600	54,500	124,100

Total Managed Care Membership	2,240,000	689,000	2,929,000	2,169,300	706,600	2,875,900

Total Membership
Commercial
HMO			1,973,100			2,039,700
PPO			240,000			99,700
Employer self-funded			26,900			29,900

Total Commercial			2,240,000			2,169,300

Senior
Medicare+Choice			689,000			706,600
Medicare Supplement			30,400			21,200

Total Senior			719,400			727,800

Total Membership			2,959,400			2,897,100

	As of March 31, 2004			As of March 31, 2003

	PacifiCare	Unaffiliated	Total	PacifiCare	Unaffiliated	Total

Specialty Membership:
Pharmacy benefit management (2)	2,959,400	2,425,900	5,385,300	2,897,100	1,796,000	4,693,100
Behavioral health(3)	2,000,700	1,788,900	3,789,600	2,009,800	1,768,400	3,778,200
Dental and vision(3)	581,800	226,000	807,800	458,100	236,600	694,700

(1)	Managed care membership includes HMO and PPO membership whether risk or self-funded.

(2)	Pharmacy benefit management PacifiCare membership represents members that are in our commercial, Medicare+Choice or Medicare Supplement plans. All of these members either have a prescription drug benefit or are able to purchase their prescriptions utilizing our retail network contracts or our mail service.

(3)	Behavioral health, dental and vision PacifiCare membership represents members in our commercial, Medicare+Choice, and Medicare Supplement that are also enrolled in our behavioral health, dental and/or vision plans.

Commercial membership increased approximately 3% at March 31, 2004 compared to the prior year primarily due to an increase in PPO membership mainly as a result of enhanced marketing efforts and new product initiatives primarily in California and Texas. The increase in PPO membership was slightly offset by a decrease in commercial HMO membership primarily due to planned pricing increases, elimination of unprofitable commercial business and termination of contracts with network providers resulting in decreases of 55,200 members in Texas, 26,200 members in Oklahoma, 14,600 members in Washington and 14,200 members in Oregon. Membership decreases were offset in part by an increase of 36,000 members in California due to the addition of 43,000 members from one large employer group, offset by decreases resulting from the elimination of unprofitable commercial business.

Medicare+Choice membership decreased approximately 2% at March 31, 2004 compared to the prior year primarily due to member disenrollment attributable to benefit restructure and increased premiums, as well as termination of contracts with network providers resulting in decreases of 6,300 members in Washington, 4,400 members in Texas, 3,400 members in Oklahoma, and 3,000 members in Colorado, offset in part by an increase of 4,700 members in Arizona.

PBM unaffiliated membership at March 31, 2004 increased approximately 35% compared to the prior year primarily due to an increase of additional members associated with existing clients and the addition of 20 new clients. PBM PacifiCare membership at March 31, 2004 was slightly higher as compared to the prior year.

Dental and vision PacifiCare membership at March 31, 2004, increased approximately 27% compared to the prior year primarily due to the new vision product offerings which resulted in increased membership for these products in Arizona, California, and Nevada. Dental and vision unaffiliated membership at March 31, 2004 was slightly lower compared to the prior year.

We anticipate that total specialty membership will increase in 2004.

Commercial Revenue. Commercial revenue increased 13%, or $154 million, to $1.4 billion for the three months ended March 31, 2004, from $1.2 billion for the three months ended March 31, 2003 as follows:

Three Months Ended
March 31, 2004

(Amounts in millions)
Revenue increases primarily due to premium rate increases of approximately 10% for the three months ended March 31, 2004	$126
Net membership increases, primarily in California and Colorado	28

Increase over the comparable period of the prior year	$154

We anticipate revenue increases in 2004 primarily due to membership and rate increases. However, we do not expect the same percentage premium rate increases in 2004 that we experienced in 2003.

Senior Revenue. Senior revenue increased 3%, or $40 million, to $1.41 billion for the three months ended March 31, 2004 from $1.37 billion for the three months ended March 31, 2003 as follows:

Three Months Ended
March 31, 2004

(Amounts in millions)
Revenue increases primarily due to premium rate increases of approximately 5% for the three months ended March 31, 2004	$62
Net membership decreases	(22)

Increase over the comparable period of the prior year	$40

We anticipate revenue increases in 2004 primarily due to membership and rate increases, and from changes as a result of newly enacted Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, legislation.

Specialty and Other Revenue. Specialty and other revenue increased 28%, or $33 million, to $150 million for the three months ended March 31, 2004, from $117 million for the three months ended March 31, 2003. The increase was primarily due to the growth of unaffiliated PBM membership which resulted in increased service fee revenue charged to external customers and overall growth in the volume of mail service business which generated increased co-payments from mail service customers of our PBM subsidiary.

Net Investment Income. Net investment income decreased 15%, or $3 million, to $18 million for the three months ended March 31, 2004, from $21 million for the three months ended March 31, 2003 primarily due to lower realized gains in the current quarter.

Commercial Margin. Our commercial margin increased 22%, or $39 million, to $218 million for the three months ended March 31, 2004, from $179 million for the three months ended March 31, 2003 as follows:

Three Months Ended
March 31, 2004

(Amounts in millions)
Commercial revenue increases (as noted above)	$154
Increases in health care services and other expenses as a result of net HMO and PPO membership increases, primarily in California and Colorado	(25)
Increases in health care services and other expenses as a result of health care cost trends and increases in capitation expense	(93)
Other	3

Increase over the comparable period of the prior year	$39

We anticipate our commercial margin as a percentage of commercial revenues for the year ending December 31, 2004 will be slightly higher than 2003.

Senior Margin. Our senior margin decreased 11%, or $23 million, to $185 million for the three months ended March 31, 2004, from $208 million for the three months ended March 31, 2003 as follows:

Three Months Ended
March 31, 2004

(Amounts in millions)
Senior revenue increases (as noted above)	$40
Decreases in health care services and other expenses as a result of Medicare+Choice membership decreases	18
Increases in health care services and other expenses as a result of health care cost trends, partially offset by benefit adjustments	(83)
Other	2

Decrease over the comparable period of the prior year	$(23)

We anticipate our senior margin as a percentage of senior revenues for the year ending December 31, 2004 will be lower than in 2003 as we expect health care costs, including the expected enhanced benefits, will exceed our revenue increases from Medicare+Choice.

Specialty and Other Margin. Our specialty and other margin increased 25%, or $14 million, to $69 million for the three months ended March 31, 2004, from $55 million for the three months ended March 31, 2003, which was primarily driven by rate increases in our behavioral health business and increases in external membership in our behavioral health and PBM businesses.

Medical Loss Ratio. Our medical loss ratios, or MLRs, are calculated using premium revenue and related health care services and other expenses and cannot be directly calculated from the line items in the Condensed Consolidated Statement of Income. Our MLRs are calculated using the following categories of revenue and expenses:

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

The consolidated MLR and its components for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months
	Ended
	March 31,

	2004	2003

Medical loss ratio:
Consolidated	85.1%	84.8%
Private — Commercial	83.6%	84.9%
Private — Senior	83.1%	63.1%
Private — Consolidated	83.6%	84.6%
Government — Senior	86.6%	85.0%
Government — Consolidated	86.6%	85.0%

Private — Commercial Medical Loss Ratio. Our private — commercial medical loss ratio decreased to 83.6% for the three months ended March 31, 2004 compared to 84.9% for the same period in 2003. The decrease was primarily driven by a 12% increase in premium revenue, offset by an 11% increase in health care services and other expenses.

Private — Senior Medical Loss Ratio. Our private — senior medical loss ratio increased to 83.1% for the three months ended March 31, 2004 compared to 63.1% for the same period in 2003. The increase was driven by increases in health care services and other expenses that outpaced increases in premium revenue.

Government — Senior Medical Loss Ratio. Our government — senior medical loss ratio increased to 86.6% for the three months ended March 31, 2004 compared to 85.0% for the same period in 2003. The increase was driven by a 5% increase in health care services and other expenses that outpaced the 3% increase in premium revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 11%, or $38 million, to $369 million for the three months ended March 31, 2004, from $331 million for the three months ended March 31, 2003. Selling, general and administrative expenses increased primarily due to increased spending for new product development and marketing costs, increased broker commissions as a result of higher membership, higher expenses related to the employee stock purchase plan and increased labor expense to support new product development and membership growth.

Selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income) increased compared to the same period in the prior year primarily due to the increase in selling, general and administrative expenses as described above.

	Three Months
	Ended
	March 31,

	2004	2003

Selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income)	12.5%	12.2%

Interest Expense. Interest expense decreased 45%, or $9 million, to $11 million for the three months ended March 31, 2004, from $20 million for the three months ended March 31, 2003. The decrease was due to the following:

•	the redemption of $175 million in principal of our 10 3/4% senior notes in December 2003;

•	the favorable effect of the interest rate swap on $300 million of our 10 3/4% senior notes with no comparable activity in 2003;

•	the payment of the $43 million in remaining principal of our FHP International Corporation, or FHP, senior notes in September 2003; and

•	lower interest rates on our senior credit facility which was replaced in June 2003.

Provision for Income Taxes. The effective income tax rate was 38.9% for the quarter ended March 31, 2004, compared with 37.4% for the quarter ended March 31, 2003. We have revised our effective income tax rate primarily due to increases in non-deductible stock-based compensation and state tax expense in 2004.

Our effective tax rate is based on statutory tax rates, reported income, certain permanent tax differences, and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. Despite our belief that our tax return positions are fully supportable, we may establish reserves when we believe that certain tax positions are likely to be challenged and we may not fully prevail in overcoming these challenges. We may adjust these reserves as relevant circumstances evolve, such as the progress of a tax audit. Our effective tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate, as well as related interest. In the event that there is a significant unusual or one-time item recognized in our operating results, the tax attributable to that item would be separately calculated and recorded at the same time that the unusual or one-time item is recognized.

Liquidity and Capital Resources

Operating Cash Flows. Our consolidated cash and equivalents and marketable securities decreased $178 million or 7% to $2.4 billion at March 31, 2004, from $2.6 billion at December 31, 2003.

Cash flows used in operations were $218 million (or $164 million, excluding the impact of unearned premium revenue) for the three months ended March 31, 2004 compared to cash flows used in operations of $257 million (or cash flows provided by operations of $145 million, excluding the impact of unearned premium revenue) for the three months ended March 31, 2003. The increase was primarily related to the changes in assets and liabilities as discussed below in “Other Balance Sheet Change Explanations.”

Investing Activities. For the three months ended March 31, 2004, investing activities used $44 million of cash, compared to $29 million provided during the three months ended March 31, 2003. The change was primarily related to increases in the purchases of marketable securities and property, plant and equipment, offset in part by the increase in sales of restricted marketable securities.

Financing Activities. For the three months ended March 31, 2004, financing activities provided $16 million of cash, compared to $18 million used during the three months ended March 31, 2003. The changes were as follows:

•	We received $21 million from the issuance of common stock for three months ended March 31, 2004 in connection with exercises of employee stock options and our employee stock purchase plan compared to $3 million during the same period in 2003.

•	We paid $3 million on our software financing agreement during the three months ended March 31, 2004 and paid $1 million during the same period in 2003.

•	We purchased and retired $3 million of our common stock related to the withholding of shares under our employee stock plan awards to satisfy tax withholding obligations, with no comparable activity in the three months ended March 31, 2003.

•	We paid $0.5 million on our long-term debt during the three months ended March 31, 2004 compared to $20 million during the same period in 2003.

We have $135 million in aggregate principal amount of 3% convertible subordinated debentures due in 2032. The debentures are convertible into 6,428,566 shares of common stock under certain conditions, including satisfaction of a market price condition for our common stock, satisfaction of a trading price condition relating to the debentures, upon notice of redemption, or upon specified corporate transactions. Each $1,000 of the debentures is convertible into 47.619 shares of our common stock. The market price condition for conversion of the debentures is satisfied if the closing sale price of our common stock exceeds 110% of the conversion price (which is calculated at $23.10 per share) for the debentures for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of any fiscal quarter. In the event that the market price condition is satisfied during any fiscal quarter, the debentures are convertible, at the option of the holder, during the following fiscal quarter. The market price condition is evaluated each quarter to determine whether the debentures will be convertible at the option of the holder during the following fiscal quarter. For the quarters ended December 31, 2003 and March 31, 2004, the market price condition described above was satisfied. As a result, the debentures were convertible during the quarter ended March 31, 2004 and remain convertible at the option of the holder at any time during the quarter ended June 30, 2004. While no debentures were converted as of March 31, 2004, they are considered common stock equivalents and are included in the calculation of weighted average shares outstanding on a diluted basis for the quarter ended March 31, 2004.

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

In April 2003, we entered into an interest rate swap on $300 million of our 10 3/4% senior notes for the purpose of hedging the fair value of our indebtedness. This fair value hedge is accounted for using the short-cut method under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the hedge is reported in our balance sheets at fair value, and the carrying value of the long-term debt is adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Under the terms of the agreement, we make interest payments based on the three-month London Interbank Offered Rate, or LIBOR, plus 692 basis points and receive interest payments based on the 10 3/4% fixed rate. Our rate under the swap agreement was 8.04%, at March 31, 2004 which is based on a 90-day LIBOR of 1.12% plus 692 basis points. The three-month LIBOR rate we use to determine our interest payments under the swap agreement was first established on June 2, 2003 and resets every three months thereafter, until expiration in June 2009.

In June 2003, we replaced our senior credit facility with a new syndicated facility with JPMorgan Chase Bank serving as the Administrative Agent. The new facility consists of a $150 million term loan, which matures on June 3, 2008, and a $150 million revolving line of credit, which matures on June 3, 2006. We used the proceeds from the term loan to repay the $131 million outstanding under the prior facility. The remaining $19 million was used to pay fees and expenses relating to the new facility and for general corporate purposes. As of March 31, 2004, we had $149 million outstanding on the term loan and no balance outstanding on the revolving line of credit. There were no borrowings under the line of credit during the quarter ended March 31, 2004.

On December 17, 2003, our senior credit facility was amended to provide for reduced interest rates per annum applicable to term loan borrowings, with the amount of margin spread for the borrowing being determined by our current debt ratings. The amended applicable rates are, at our option, either JPMorgan Chase Bank’s prime rate (or, if greater, the Federal Funds Rate plus 0.50%) which we refer to as the alternative base rate, plus a margin spread of 1.25% to 1.75% per annum, or the LIBOR for the applicable interest period, plus a margin spread of 2.25% to 2.75% per annum. All of our borrowings under the term loan are currently LIBOR borrowings, and the current margin spread on our term loan borrowings is 2.50%. As of March 31, 2004, our term loan rate was 3.71% per annum, which is based on a 180-day LIBOR of 1.21% plus the applicable margin spread of 2.50%. The interest rates per annum under the senior credit facility applicable to revolving credit borrowings are, at our option, either the alternate base rate plus a margin spread of between 1.50% to 2.75% per annum, or the LIBOR for the applicable interest period plus a margin spread of between 2.50% to 3.75% per annum, with the amount of the margin for any borrowing being determined based on current credit ratings for the debt under the senior credit facility. Our current margins for revolving credit borrowings are 2.00% per annum for alternate base rate borrowings and 3.00% per annum for LIBOR borrowings.

The terms of the senior credit facility contain various covenants customary for financings of this type which place restrictions on our and/or our subsidiaries’ ability to incur debt, pay dividends, create liens, make investments, optionally repay, redeem or repurchase our securities, and enter into mergers, dispositions and transactions with affiliates. The senior credit facility also requires us to meet various financial ratios, including a minimum net worth requirement, a minimum fixed-charge coverage requirement and a maximum leverage ratio. At March 31, 2004, we were in compliance with all of these covenants. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

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

In April 2004, our debt was rated below investment grade by the major credit rating agencies as follows:

		Senior	10 3/4%	Convertible
		Credit	Senior	Subordinated
Agency	Outlook	Facility	Notes	Debentures

Moody’s	Positive	Ba3	B1	B2
Standard & Poor’s	Stable	BB+	BB+	B
Fitch IBCA	Stable	BB+	BB+	BB

Consequently, if we seek to raise funds in capital markets transactions, our ability to do so will be limited to issuing additional non-investment grade debt or issuing equity and/or equity-linked instruments.

We expect to fund our working capital requirements and capital expenditures during the next twelve months from our cash flow from operations or from capital market transactions. We have taken a number of steps to increase our internally generated cash flow, including increasing premiums, increasing our marketing of specialty product lines, introducing new products to generate new revenue sources and reducing our health care expenses by, among other things, exiting from unprofitable markets and cost savings initiatives. If our cash flow is less than we expect due to one or more of the risk factors described in “Cautionary Statements,” or our cash flow requirements increase for reasons we do not currently foresee or we make any acquisitions as part of our growth strategy, then we may need to draw down available funds on our revolving line of credit which matures in June 2006 or issue additional debt or equity securities. A failure to comply with any covenant in the senior credit facility could make funds under our revolving line of credit unavailable. We also may be required to take additional actions to reduce our cash flow requirements, including the deferral of planned investments aimed at reducing our selling, general and administrative expenses. The deferral or cancellation of any investments could have a material adverse impact on our ability to meet our short-term business objectives. We regularly evaluate cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. We may elect to raise additional funds for these purposes either through additional debt or equity, the sale of investment securities or otherwise as appropriate. We have an effective shelf registration statement on file with the Securities and Exchange Commission under which we may sell common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units in one or more offerings from time to time up to a total dollar amount of $600 million. As of March 31, 2004, we have approximately $400 million available under the shelf registration after our common stock offering in November 2003. The actual amount of any securities issued, the terms of those securities and the intended use of the proceeds from any sale, will be determined at the time of sale, if any such sale occurs.

Other Balance Sheet Change Explanations

Receivables, Net. Receivables, net as of March 31, 2004, increased $50 million from December 31, 2003 primarily due to an increase in our PBM receivables from higher claims utilization on external growth business and the timing of rebate billings, commercial premium and membership increases, and the increase in interest receivable from our swap agreement. We also had a reserve related to outstanding receivables from the United Food and Commercial Workers, or UFCW, union at December 31, 2003. As the account is now paid on a current basis, the reserve was released in March 2004.

Medical Claims and Benefits Payable. The majority of our medical claims and benefits payable represent liabilities related to our risk-based contracts. Under risk-based contracts, claims are payable once incurred and cash disbursements are made to health care providers for services provided to members after the related claim has been submitted and adjudicated. Under capitated contracts, health care providers are prepaid on a fixed-fee per-member per-month basis, regardless of the services provided to members. The liabilities that arise for capitated contracts relate to timing issues primarily due to membership changes that may occur. As of March 31, 2004, approximately 85% of medical claims and benefits payable was attributable to risk-based contracts.

The following table presents the breakdown of our medical claims and benefits payable:

	March 31,	December 31,
	2004	2003

	(Amount in millions)
Incurred But Not Reported (IBNR)	$892	$826
Capitation and All Other Medical Claims and Benefits Payable	213	202

Medical Claims and Benefits Payable	$1,105	$1,028

Medical claims and benefits payable as of March 31, 2004 increased $77 million from the balance as of December 31, 2003, primarily due to a $65 million increase in IBNR as a result of an increase in commercial and senior at risk membership and health care costs per member.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities increased $35 million from December 31, 2003, primarily due to an increase of $41 million related to increases in liabilities for reinsurance expense and the timing of payments of trade accounts payable and other accruals, an increase of $32 million in accrued taxes, partially offset by a decrease of $38 million in accrued compensation primarily as a result of payments of incentive compensation.

Stockholders’ Equity. The increase in additional paid-in capital from December 31, 2003 was primarily due to the exercise of 1,080,700 stock options and 783,400 shares of restricted common stock that we granted as part of an employee recognition and retention program during the first quarter of 2004.

Critical Accounting Policies and Estimates

When we prepare our condensed consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. The accounting estimates that we believe involve the most complex judgments, and are the most critical to the accurate reporting of our financial condition and results of operations include the following:

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

The completion factors and claims PMPM trend factors are the most significant factors we use in estimating our IBNR. The following table illustrates the sensitivity of these factors and the estimated potential impact on the Company’s operating results caused by these factors:

Completion Factor(a)	Increase (Decrease) in
Increase (Decrease) in Factor	Medical Claims Payable

(Amounts in millions)
(3)%	$43
(2)%	29
(1)%	14
1%	(14)
2%	(28)
3%	(41)

Claims Trend(b)	Increase (Decrease) in
Increase (Decrease) in Factor	Medical Claims Payable

(Amounts in millions)
(3)%	$(5)
(2)%	(3)
(1)%	(2)
1%	2
2%	3
3%	4

(a)	Reflects estimated potential changes in medical claims payable caused by changes in completion factors in each of the most recent four months.

(b)	Reflects estimated potential changes in medical claims payable caused by changes in annualized claims trend used for the estimation of per member per month claims for the most recent four months.

In addition, assuming a hypothetical 1% difference between our March 31, 2004 estimated claims liability and the actual claims incurred run-out, net income for the three months ended March 31, 2004 would increase or decrease by approximately $8.9 million, while diluted net income per share would increase or decrease by $0.06 per share, net of tax.

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

For new products, estimates are initially based on health care cost data provided by third parties. This data includes assumptions for member age, gender and geography. The models that we use to prepare estimates for each product are adjusted to be in line with the approach discussed above as we accumulate actual claims data. Such estimates could materially understate or overstate our actual liability for medical claims and benefits payable.

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

We estimate the amount of our reserves for submitted claims and claims that have been incurred but not yet reported, or IBNR, claims primarily using standard actuarial methodologies based upon historical data. The estimates for submitted claims and IBNR claims liabilities are made on an accrual basis, are continually reviewed and are adjusted in current operations as required. Given the uncertainties inherent in such estimates, the reserves could materially understate or overstate our actual liability for claims and benefits payable. Any increases to these prior estimates could adversely affect our results of operations in future periods.

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

Efforts to bring suit against health plans continue, with a number of lawsuits brought against us and other health plans, including In re Managed Care. In general, the class action lawsuits brought by health care providers allege that health plans’ claims processing systems automatically and impermissibly alter codes included on providers’ reimbursement/claims forms to reduce the amount of reimbursement, and that health plans impose unfair contracting terms on health care providers, delay making capitated payments under their capitated contracts, and negotiate capitation payments that are inadequate to cover the costs of health care services provided.

These lawsuits, including those filed to date against us, may take years to resolve and cause us to incur substantial litigation expenses. Depending upon the outcomes of these cases, these lawsuits may cause or force changes in practices of the health care industry. These cases also may cause additional regulation of the industry through new federal or state laws. These actions and actions brought by state attorney generals ultimately could adversely affect the health care industry and, whether due to damage awards, required changes to our operating procedures, increased regulatory requirements or otherwise have a material adverse effect on our financial position, results of operations or cash flows and prospects.

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

The Medicare program has accounted for 49% of our total revenue in 2003 and more than 50% of our total revenue in each of the prior five years. CMS regulates the benefits provided, premiums paid, quality assurance procedures, marketing and advertising for our Medicare+Choice products. CMS may terminate our Medicare+Choice contracts or elect not to renew those contracts when those contracts come up for renewal every 12 months. Although we are receiving increased government funding under the newly enacted MMA legislation, we may still face the risk of reduced or insufficient government reimbursement and the need to continue to exit unprofitable markets. The loss of Medicare contracts or changes in the regulatory requirements governing the Medicare+Choice program or the program itself could have a material adverse effect on our financial position, results of operations or cash flows.

We compete in highly competitive markets and our inability to compete effectively for any reason in any of those markets could adversely affect our profitability.

We operate in highly competitive markets. Consolidation of acute care hospitals and continuing consolidation of insurance carriers, other health plans, employer self-funded programs and PPOs, some of which have substantially larger enrollments or greater financial resources than ours, has created competition for hospitals, physicians and members, impacting profitability and the ability to influence medical management. The cost of providing benefits is in many instances the controlling factor in obtaining and retaining employer groups as clients and some of our competitors have set premium rates at levels below our rates for comparable products. We anticipate that premium pricing will continue to be highly competitive. In addition, PBM companies have continued to consolidate, competing with our PBM, Prescription Solutions. Some PBMs possess greater financial, marketing and other resources than we possess. If we are unable to compete effectively in any of our markets, our business may be adversely affected.

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

The laws and regulations governing our business and interpretations of these laws and regulations are subject to frequent change. In recent years, significant federal and state laws have been enacted that have increased our cost of doing business, exposed us to increased liability and had other adverse effects on our business. State and federal governments are continually considering changes to the laws and regulations regulating our industry, and are currently considering laws and regulations relating to:

•	increasing minimum capital or risk based capital requirements;

•	mandating benefits and products;

•	restricting a health plan’s ability to limit coverage to medically necessary care;

•	reducing the reimbursement or payment levels for government funded programs;

•	imposing guidelines for pharmaceutical manufacturers that could cause pharmaceutical companies to restructure the financial terms of their business arrangements with PBMs or health plans;

•	patients’ bill of rights legislation at the state and federal level that could hold health plans liable for medical malpractice;

•	limiting a health plan’s ability to capitate physicians and hospitals or delegate financial risk, utilization review, quality assurance or other medical decisions to our contracting physicians and hospitals;

•	restricting a health plan’s ability to select and terminate providers in our networks;

•	allowing independent physicians to collectively bargain with health plans on a number of issues, including financial compensation;

•	adding further restrictions and administrative requirements on the use, retention, transmission, processing, protection and disclosure of personally identifiable health information; and

•	tightening time periods for the timely payment and administration of health care claims and imposing financial and other penalties for non-compliance.

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

Our significant indebtedness poses risks to our business, including the risks that:

•	we could use a substantial portion of our condensed consolidated cash flow from operations to pay principal and interest on our debt, thereby reducing the funds available to fund our strategic initiatives and working capital requirements;

•	insufficient cash flow from operations may force us to sell assets, or seek additional capital, which we may be unable to do at all or on terms favorable to us;

•	our level of indebtedness may make us more vulnerable to economic or industry downturns; and

•	our debt service obligations increase our vulnerabilities to competitive pressures, because many of our competitors are less leveraged than we are.

Our ability to repay debt depends in part on dividends and cash transfers from our subsidiaries.

Nearly all of our subsidiaries are subject to health plan regulations or insurance regulations and may be subject to substantial supervision by one or more health plan or insurance regulators. Subsidiaries subject to regulation must meet or exceed various capital standards imposed by health plan or insurance regulations, which may from time to time impact the amount of funds the subsidiaries can pay to us. Our subsidiaries are not obligated to make funds available to us. Additionally, from time to time, we advance funds in the form of a loan or capital contribution to our subsidiaries to assist them in satisfying state financial requirements. We may provide additional funding to a subsidiary if a state regulator imposes additional financial requirements due to concerns about the financial position of the subsidiary or if there is an adverse effect resulting from changes to the risk-based capital requirements. This may in turn affect the subsidiary’s ability to pay state-regulated dividends or make other cash transfers.

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

Our achievement of any forecasts depends upon numerous factors, many of which are beyond our control. Consequently, we cannot assure you that our performance will be consistent with management forecasts. Variations from forecasts and other forward looking statements may be material and adverse.

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

In April 2003, we entered into an interest rate swap on $300 million of our 10 3/4% senior notes for the purpose of hedging the fair value of our indebtedness. This fair value hedge is accounted for using the short-cut method under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the hedge is reported in our balance sheets at fair value, and the carrying value of the long-term debt is adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Under the terms of the agreement, we make interest payments based on the three-month London Interbank Offered Rate, or LIBOR, plus 692 basis points and receive interest payments based on the 10 3/4% fixed rate. The three-month LIBOR rate we use to determine our interest payments under the swap agreement was first established on June 2, 2003 and resets every three months thereafter, until expiration in June 2009.

Item 4:	Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer, or CEO, and chief financial officer, or CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2004.

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

PART II:     OTHER INFORMATION

Item 1:	Legal Proceedings

See Note 7 of the Notes to Condensed Consolidated Financial Statements.

Item 2:	Changes In Securities and Use of Proceeds

None.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Submission of Matters to a Vote of Security Holders

None.

Item 5:	Other Information

(a) Other information not previously reported on Form 8-K

None.

(b) Information required by Item 401(j) of Regulation S-K (§229.401)

None.

Item 6:	Exhibits and Reports on Form 8-K

(a) Exhibits

An “Exhibit Index” is filed as part of this Form 10-Q on page 43 and is incorporated by reference.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended March 31, 2004:

On January 9, 2004, we filed a Form 8-K that filed a press release wherein we commented on the potential effect of the ongoing labor dispute between United Food and Commercial Workers and several major Southern California grocery chains on our business.

On February 12, 2004, we filed a Form 8-K that filed a press release wherein we announced our fourth quarter and full year 2003 financial and operating results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICARE HEALTH SYSTEMS, INC.
(Registrant)

Date: May 7, 2004

By:	/s/ GREGORY W. SCOTT

Gregory W. Scott
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2004

By:	/s/ PETER A. REYNOLDS

Peter A. Reynolds
Senior Vice President and
Corporate Controller
(Chief Accounting Officer)

EXHIBIT INDEX

3.01	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-3 (File No. 333-83069)).
3.02	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K, dated November 19, 1999).
3.03	Amendment to Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.03 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).
3.04	First Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.04 to Registrant’s Form 10-K for the year ended December 31, 2003).
4.01	Form of Specimen Certificate For Registrant’s Common Stock (incorporated by reference to Exhibit 4.02 to Registrant’s Form 10-K for the year ended December 31, 1999).
4.02	Indenture, dated as of November 22, 2002, between Registrant and U.S. Bank National Association (as Trustee) (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-3 (File No. 333-102909)).
4.03	Registration Rights Agreement, dated as of November 22, 2002, between the Registrant and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-3 (File No. 333-102909)).
4.04	Indenture, dated as of May 21, 2002, among PacifiCare Health Systems, Inc., as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc. and SeniorCo, Inc., as initial subsidiary guarantors, and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).
4.05	Registration Rights Agreement, dated May 21, 2002, by and among PacifiCare Health Systems, Inc., PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc., SeniorCo, Inc., Morgan Stanley & Co. Incorporated, and UBS Warburg LLC (incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).
4.06	Supplemental Indenture, dated as of September 15, 2003, by and among PacifiCare Health Systems, Inc., PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc., and SeniorCo, Inc., as initial subsidiary guarantors, Rx Solutions, Inc., PacifiCare Behavioral Health, Inc., and SecureHorizons USA, Inc., as PHPA subsidiary guarantors, U.S. Bank National Association, as successor to the State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.06 to Registrant’s Form 10-K for the year ended December 31, 2003).
4.07	Specimen form of Exchange Global Note for the 10 3/4% Senior Notes due 2009 (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704).
4.08	Rights Agreement, dated as of November 19, 1999, between the Registrant and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K, dated November 19, 1999).
*10.01	Senior Executive Employment Agreement, dated as of March 30, 2004, between the Registrant and Howard G. Phanstiel, a copy of which is filed herewith.
10.02	Senior Executive Employment Agreement, dated as of August 1, 2001, between the Registrant and Gregory W. Scott (incorporated by reference to Exhibit 10.04 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.03	Senior Executive Employment Agreement, dated as of March 1, 2002, between Registrant and Bradford A. Bowlus (incorporated by reference to Exhibit 99.4 to Registrant’s Form 10-Q for the quarter ended March 31, 2002).
10.04	Senior Executive Employment Agreement, dated as of July 22, 2002, between the Registrant and Jacqueline B. Kosecoff, Ph.D. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended September 30, 2002).
*10.05	Senior Executive Employment Agreement, dated as of March 31, 2004, between the Registrant and Katherine F. Feeny, a copy of which is filed herewith.
10.06	Senior Executive Employment Agreement, dated as of January 1, 2002, between the Registrant and Joseph S. Konowiecki (incorporated by reference to Exhibit 10.26 to Registrant’s Form 10-K for the year ended December 31, 2001).

10.07	Senior Executive Employment Agreement, dated as of December 2, 2002, between the Registrant and Sharon D. Garrett (incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.08	Senior Executive Employment Agreement, dated as of October 3, 2002, between the Registrant and Peter A. Reynolds (incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2003).
10.09	1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit 10.05 to Registrant’s Form 8-B, dated January 23, 1997).
10.10	First Amendment to 1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit D to Registrant’s Proxy Statement, dated May 25, 1999).
10.11	Second Amendment to the 1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).
*10.12	Form of Restricted Stock Grant Notice and Restricted Stock Grant Agreement under the 1996 Stock Option Plan for Officers and Key Employees of the Registrant, as amended, a copy of which is filed herewith.
*10.13	Form of Stock Option Agreement under the 1996 Stock Option Plan for Officers and Key Employees of the Registrant, as amended, a copy of which is filed herewith.
10.14	2000 Employee Plan (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-44038)).
10.15	First Amendment to the 2000 Employee Plan of the Registrant (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).
*10.16	Form of Restricted Stock Grant Notice and Restricted Stock Grant Agreement under the 2000 Employee Plan of the Registrant, as amended, a copy of which is filed herewith.
*10.17	Form of Stock Option Agreement under the 2000 Employee Plan of the Registrant, as amended, a copy of which is filed herewith.
10.18	Amended and Restated 2000 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 1 to Registrant’s Proxy Statement, dated May 18, 2001).
10.19	First Amendment to the Amended and Restated 2000 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).
10.20	Second Amendment to the Amended and Restated 2000 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 10.18 to Registrant’s Form 10-Q for the quarter ended September 30, 2003).
*10.21	Form of Stock Option Agreement under the Amended and Restated 2000 Non-Employee Directors Stock Plan of the Registrant, as amended, a copy of which is filed herewith.
10.22	Amended and Restated 1996 Non-Officer Directors Stock Plan (incorporated by reference to Exhibit E to Registrant’s Proxy Statement, dated May 25, 1999).
10.23	First Amendment to Amended and Restated 1996 Non-Officer Directors Stock Option Plan (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-8, (File No. 333-49272)).
*10.24	Form of Stock Option Agreement under the Amended and Restated 1996 Non-Officer Directors Stock Option Plan of the Registrant, as amended, a copy of which is filed herewith.
10.25	2003 Incentive Bonus Plan of the Registrant (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2003).
10.26	2003 Management Incentive Compensation Plan of the Registrant (incorporated by reference to Annex B to Registrant’s Proxy Statement, dated May 8, 2003).
10.27	Amended 1997 Premium Priced Stock Option Plan of the Registrant (incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement, dated April 28, 1998).
10.28	First Amendment to Amended 1997 Premium Priced Stock Option Plan, dated as of August 27, 1998 (incorporated by reference to Exhibit 10.12 to Registrant’s Form 10-K for the year ended December 31, 1998).

10.29	Third Amended and Restated PacifiCare Health Systems, Inc. Stock Unit Deferred Compensation Plan, dated January 1, 2002 (incorporated by reference to Exhibit 10.20 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.30	First Amendment, dated as of January 22, 2003, to the Third Amended and Restated PacifiCare Health Systems, Inc. Stock Unit Deferred Compensation Plan, dated January 1, 2002 (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.31	Third Amended and Restated PacifiCare Health Systems, Inc. Non-Qualified Deferred Compensation Plan, dated as of October 23, 2003 (incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-Q for the quarter ended September 30, 2003).
10.32	Second Amended and Restated PacifiCare Health Systems, Inc. Statutory Restoration Plan, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.23 to Registrant’s Form 10-K for the year ended December 31, 2002).
10.33	2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 1 to PacifiCare Health Systems, Inc.’s Proxy Statement dated May 8, 2002 (File No. 000-21949)).
10.34	Form of Contract with Eligible Medicare+Choice Organization and the Centers for Medicare and Medicaid Services for the period January 1, 2004 to December 31, 2004 (incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-K for the year ended December 31, 2003).
10.35	Form of Indemnification Agreement by and between the Registrant and certain of its Directors and Executive Officers (incorporated by reference to Exhibit 10.26 to Registrant’s Form 10-Q for the quarter ended March 31, 2003).
10.36	Information Technology Services Agreement, dated as of December 31, 2001, between the Registrant and International Business Machines Corporation (incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.37	Information Technology Services Agreement, dated as of January 11, 2002, between the Registrant and Keane, Inc. (incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-K for the year ended December 31, 2001).
10.38	Credit Agreement, dated as of June 3, 2003, between the Registrant, the Subsidiary Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).
10.39	Amendment No. 1 to the Credit Agreement, dated as of November 13, 2003, between the Registrant, the Subsidiary Guarantors party thereto and JPMorgan Chase Bank as Administrative Agent (incorporated by reference to Exhibit 10.35 to Registrant’s Form 10-K for the year ended December 31, 2003).
10.40	Amendment No. 2 to the Credit Agreement, dated as of December 17, 2003, between the Registrant, the Subsidiary Guarantors party thereto and JPMorgan Chase Bank as Administrative Agent (incorporated by reference to Exhibit 10.36 to Registrant’s Form 10-K for the year ended December 31, 2003).
10.41	Memorandum of Understanding, dated as of March 21, 2003, by and among the State of Texas, the Office of the Attorney General, the Texas Department of Insurance, including the Texas Insurance Commissioner, and PacifiCare of Texas, Inc. (incorporated by reference to Exhibit 10.35 to Registrant’s Form 10-Q for the quarter ended March 31, 2003).
10.42	Definitive Settlement Agreement, dated as of July 23, 2003, by and among the State of Texas, the Office of the Attorney General, the Texas Department of Insurance, including the Texas Insurance Commissioner, and PacifiCare of Texas, Inc. (incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).
11.1	Statement regarding computation of per share earnings (included in Note 8 to the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q).
14.1	Financial Code of Ethics (incorporated by reference to Exhibit 14.1 to Registrant’s Form 10-K for the year ended December 31, 2003).
*15.1	Letter re: Unaudited Interim Financial Information, a copy of which is filed herewith.
*20.1	Independent Accountants’ Review Report, a copy of which is filed herewith.
*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*	A copy of this exhibit is being filed with this Quarterly Report on Form 10-Q.