Form 10-Q
period 2004-06-30
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 2004-08-05
CIK 1027974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-31700

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

There were approximately 86,024,000 shares of common stock outstanding on July 30, 2004.

PACIFICARE HEALTH SYSTEMS, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$879,792	$1,198,422
Marketable securities	1,436,613	1,359,720
Receivables, net	313,770	265,943
Prepaid expenses and other current assets	59,226	57,299
Deferred income taxes	128,795	149,817

Total current assets	2,818,196	3,031,201

Property, plant and equipment, net	151,534	149,407
Marketable securities-restricted	139,683	166,546
Goodwill	983,104	983,104
Intangible assets, net	211,215	221,108
Other assets	67,299	67,938

	$4,371,031	$4,619,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1,080,700	$1,027,500
Accounts payable and accrued liabilities	444,397	490,810
Unearned premium revenue	90,873	496,480
Current portion of long-term debt	6,142	7,496

Total current liabilities	1,622,112	2,022,286

Long-term debt	474,195	477,700
Convertible subordinated debentures	135,000	135,000
Deferred income taxes	105,072	104,777
Other liabilities	33,481	28,004
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; issued and outstanding 85,418 shares in 2004 and 84,854 shares in 2003	854	848
Unearned compensation	(37,204)	(16,843)
Additional paid-in capital	1,527,196	1,458,310
Accumulated other comprehensive income (loss)	(2,573)	18,815
Retained earnings	512,898	390,407

Total stockholders’ equity	2,001,171	1,851,537

	$4,371,031	$4,619,304

All applicable share and per share amounts reflect the retroactive effects of the two-for-one common stock split in the form of a stock dividend that was effective January 20, 2004.

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended June 30,
	2004	2003
Revenue:
Commercial	$1,413,587	$1,237,190
Senior	1,441,187	1,355,621
Specialty and other	170,845	119,592
Net investment income	21,829	17,831

Total operating revenue	3,047,448	2,730,234

Expenses:
Health care services and other:
Commercial	1,198,216	1,046,962
Senior	1,248,111	1,135,320
Specialty and other	93,420	64,214

Total health care services and other	2,539,747	2,246,496

Selling, general and administrative expenses	372,423	345,612

Operating income	135,278	138,126
Interest expense	(10,853)	(20,410)

Income before income taxes	124,425	117,716
Provision for income taxes	48,401	44,718

Net income	$76,024	$72,998

Basic earnings per share	$.90	$1.00

Diluted earnings per share	$.80	$.96

All applicable share and per share amounts reflect the retroactive effects of the two-for-one common stock split in the form of a stock dividend that was effective January 20, 2004.

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(Amounts in thousands, except per share data)

	Six Months Ended June 30,
	2004	2003
Revenue:
Commercial	$2,799,905	$2,469,306
Senior	2,851,300	2,725,369
Specialty and other	320,692	236,335
Net investment income	39,674	38,819

Total operating revenue	6,011,571	5,469,829

Expenses:
Health care services and other:
Commercial	2,366,779	2,099,635
Senior	2,473,072	2,296,876
Specialty and other	174,492	125,748

Total health care services and other	5,014,343	4,522,259

Selling, general and administrative expenses	741,475	676,843

Operating income	255,753	270,727
Interest expense	(21,670)	(39,960)

Income before income taxes	234,083	230,767
Provision for income taxes	91,058	86,999

Net income	$143,025	$143,768

Basic earnings per share	$1.69	$1.98

Diluted earnings per share	$1.51	$1.91

All applicable share and per share amounts reflect the retroactive effects of the two-for-one common stock split in the form of a stock dividend that was effective January 20, 2004.

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2004	2003
Operating activities:
Net income	$143,025	$143,768
Adjustments to reconcile net income to net cash flows used in operating activities:
Deferred income taxes	34,021	6,295
Depreciation and amortization	24,721	22,697
Stock-based compensation expense	20,377	8,249
Tax benefit realized upon exercise of stock-based compensation	13,364	4,663
Amortization of intangible assets	9,893	11,047
Amortization of notes receivable from sale of fixed assets	(2,751)	(2,764)
Amortization of capitalized loan fees	2,155	5,096
(Recovery) provision for doubtful accounts	(1,176)	2,777
Loss on disposal of property, plant and equipment	424	2,680
Amortization of discount on 10 3/4% senior notes	142	218
Employer benefit plan contributions in treasury stock	—	1,363
Changes in assets and liabilities:
Receivables, net	(51,200)	(18,867)
Prepaid expenses and other assets	(10,843)	(30,225)
Medical claims and benefits payable	53,200	15,400
Accounts payable and accrued liabilities:
Payments for Office of Personnel Management settlement, net of amounts received	—	(10,000)
Accrued taxes	(8,046)	24,153
Other changes in accounts payable and accrued liabilities	(21,768)	22,388
Unearned premium revenue	(398,307)	(404,369)

Net cash flows used in operating activities	(192,769)	(195,431)

Investing activities:
Purchase of marketable securities, net	(110,985)	(102,374)
Purchase of property, plant and equipment	(27,272)	(23,101)
Sale of marketable securities-restricted, net	26,863	18,341
Proceeds from the sale of property, plant and equipment	—	21

Net cash flows used in investing activities	(111,394)	(107,113)

Financing activities:
Purchase and retirement of common stock	(40,542)	—
Proceeds from issuance of common stock	31,076	13,165
Payments on software financing agreements	(4,053)	(2,187)
Principal payments on long-term debt	(948)	(150,547)
Proceeds from borrowings of long-term debt	—	150,000
Loan fees	—	(6,949)

Net cash flows (used in) provided by financing activities	(14,467)	3,482

Net decrease in cash and equivalents	(318,630)	(299,062)
Beginning cash and equivalents	1,198,422	951,689

Ending cash and equivalents	$879,792	$652,627

(Table continued on next page)

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2004	2003
Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$48,218	$49,749
Interest	$19,234	$35,609
Supplemental schedule of noncash investing and financing activities:
Details of accumulated other comprehensive income (loss):
Change in market value of marketable securities	$(34,092)	$11,259
Less change in deferred income taxes	12,704	(4,194)

Change in stockholders’ equity	$(21,388)	$7,065

Stock-based compensation	$3,722	$4,838

Discount on 10 3/4% senior notes	$(1,387)	$(2,571)

Table continued from previous page.

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

2. Stock-Based Compensation

Effective January 1, 2003, we adopted the fair value recognition provisions of Statements of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, on a prospective basis for all employee and director awards granted, modified or settled on or after January 1, 2003, as provided by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Awards granted to employees typically vest over four years. Therefore, the cost related to stock-based compensation included in the determination of net income is less than that which would have been recognized if the fair value based method had been applied to all awards granted, modified or settled since October 1, 1995. The following table illustrates the effect on net income and earnings per share, after adjusting for the effect of the two-for-one stock split in the form of a dividend that was effective January 20, 2004, as if the fair value method had been applied to all outstanding and unvested awards in each period.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(amounts in thousands, except per-share data)
Net income, as reported	$76,024	$72,998	$143,025	$143,768
Add stock-based compensation expense included in reported net income, net of related tax effect	5,227	2,181	9,778	3,369
Deduct total stock-based compensation expense determined under fair value method for all awards, net of related tax effect	(5,984)	(5,751)	(11,344)	(10,454)

Pro forma net income	$75,267	$69,428	$141,459	$136,683

Earnings per share:
Basic — as reported	$.90	$1.00	$1.69	$1.98

Basic — pro forma	$.89	$.96	$1.67	$1.89

Diluted — as reported	$.80	$.96	$1.51	$1.91

Diluted — pro forma	$.79	$.92	$1.49	$1.82

The following table illustrates the components of our stock-based compensation expense for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount
	(amounts in thousands)
Stock options	$3,154	$1,927	$2,676	$1,600	$5,271	$3,221	$4,283	$2,561
Employee Stock Purchase Plan	5,401	3,300	971	581	10,732	6,557	1,351	808

	8,555	5,227	3,647	2,181	16,003	9,778	5,634	3,369
Restricted stock (1)	2,370	1,449	1,444	864	4,374	2,673	2,615	1,564

Total	$10,925	$6,676	$5,091	$3,045	$20,377	$12,451	$8,249	$4,933

(1)	The recognition and measurement of restricted stock is the same under APB Opinion No. 25 and SFAS No. 123. The related expenses for the fair value of restricted stock were charged to selling, general and administrative expenses and are included in the net income, as reported amounts in the pro forma net income table above. See Note 4, “Stockholders’ Equity.”

3. Long-Term Debt and Other Commitments

Convertible Subordinated Debentures. We have $135 million in aggregate principal amount of 3% convertible subordinated debentures due in 2032. The debentures are convertible into 6,428,566 shares of common stock under certain conditions, including satisfaction of a market price condition for our common stock, satisfaction of a trading price condition relating to the debentures, upon notice of redemption, or upon specified corporate transactions. Each $1,000 of the debentures is convertible into 47.619 shares of our common stock. The market price condition for conversion of the debentures is satisfied if the closing sale price of our common stock exceeds 110% of the conversion price (which is calculated at $23.10 per share) for the debentures for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of any fiscal quarter. In the event that the

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

(unaudited)

market price condition is satisfied during any fiscal quarter, the debentures are convertible, at the option of the holder, during the following fiscal quarter. The market price condition is evaluated each quarter to determine whether the debentures will be convertible at the option of the holder during the following fiscal quarter. Beginning with the quarter ended September 30, 2003 and during each consecutive calendar quarter up through the quarter ended June 30, 2004, the market price condition described above was satisfied. As a result, the debentures were convertible beginning October 1, 2003, and remain convertible at the option of the holder at any time during the quarter ended September 30, 2004. While no debentures were converted as of June 30, 2004, they are considered common stock equivalents and are included in the calculation of weighted average shares outstanding on a diluted basis for the three and six months ended June 30, 2004.

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

In April 2003, we entered into an interest rate swap on $300 million of our 10 3/4% senior notes for the purpose of hedging the fair value of our indebtedness. This fair value hedge is accounted for using the short-cut method under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the hedge is reported in our balance sheets at fair value, and the carrying value of the long-term debt is adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Under the terms of the agreement, we make interest payments based on the three-month London Interbank Offered Rate, or LIBOR, plus 692 basis points and receive interest payments based on the 10 3/4% fixed rate. Our current floating rate under the swap agreement was 8.23%, at June 30, 2004 which is based on a 90-day LIBOR of 1.31% plus 692 basis points. The three-month LIBOR rate we use to determine our interest payments under the swap agreement was first established on June 2, 2003 and resets every three months thereafter, until expiration in June 2009.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

(unaudited)

Senior Credit Facility. In June 2003, we replaced our senior credit facility with a new syndicated facility with JPMorgan Chase Bank serving as the Administrative Agent. The new facility consists of a $150 million term loan, which matures on June 3, 2008, and a $150 million revolving line of credit, which matures on June 3, 2006. We used the proceeds from the term loan to repay the $131 million outstanding under the prior facility. The remaining $19 million was used to pay fees and expenses relating to the new facility and for general corporate purposes. As of June 30, 2004, we had $149 million outstanding on the term loan and no balance outstanding on the revolving line of credit. There were no borrowings under the line of credit during the quarter ended June 30, 2004.

On December 17, 2003 our senior credit facility was amended to provide for reduced interest rates per annum applicable to term loan borrowings, with the amount of margin spread for the borrowing being determined by our current debt ratings. The amended applicable rates are, at our option, either JPMorgan Chase Bank’s prime rate (or, if greater, the Federal Funds Rate plus 0.50%) which we refer to as the alternative base rate, plus a margin spread of 1.25% to 1.75% per annum, or the LIBOR for the applicable interest period, plus a margin spread of 2.25% to 2.75% per annum. All of our borrowings under the term loan are currently LIBOR borrowings, and the current margin spread on our term loan borrowings is 2.50%. As of June 30, 2004, our term loan rate was 3.71% per annum, which is based on the 180-day LIBOR as of our February 2004 lock date, of 1.21%, plus the applicable margin spread of 2.50%. The interest rates per annum under the senior credit facility applicable to revolving credit borrowings are, at our option, either the alternate base rate plus a margin spread of between 1.50% to 2.75% per annum, or the LIBOR for the applicable interest period plus a margin spread of between 2.50% to 3.75% per annum, with the amount of the margin for any borrowing being determined based on current credit ratings for the debt under the senior credit facility. Our current margins for revolving credit borrowings are 2.00% per annum for alternate base rate borrowings and 3.00% per annum for LIBOR borrowings.

The terms of the senior credit facility contain various covenants customary for financings of this type which place restrictions on our and/or our subsidiaries’ ability to incur debt, pay dividends, create liens, make investments, optionally repay, redeem or repurchase our securities, and enter into mergers, dispositions and transactions with affiliates. In May 2004, we amended the senior credit facility to permit the repurchase of up to $150 million of our common stock. The senior credit facility also requires us to meet various financial ratios, including a minimum net worth requirement, a minimum fixed-charge coverage requirement and a maximum leverage ratio. At June 30, 2004, we were in compliance with all of these covenants. See “FHP Senior Notes” below and Note 10, “Financial Guarantees.”

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

FHP Senior Notes. In September 2003, we paid in full the senior notes that we assumed when we acquired FHP in 1997. As a result, some of our domestic, unregulated subsidiaries which were previously restricted from guaranteeing our 10 3/4% senior notes and our senior credit facility by the provisions of the FHP senior notes, now fully and unconditionally guarantee the 10 3/4% senior notes and the senior credit facility. See Note 10, “Financial Guarantees.”

Database Financing Agreements. As of June 30, 2004, we had $7 million outstanding under various financing agreements related to the purchase of database licenses, financial accounting system software and related

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

(unaudited)

maintenance in connection with the implementation of our information technology, or IT, initiatives. Payments under the financing agreements are due quarterly through October 2006. The interest imputed on the payment plan agreements ranges from 4.0% to 6.5%.

Letters of Credit. Letters of credit are purchased guarantees that assure our performance or payment to third parties in connection with professional liability insurance policies, lease commitments and other potential obligations. Letters of credit commitments totaled $17 million and $18 million at June 30, 2004 and 2003, respectively. As of June 30, 2004, our letters of credit commitments were backed by funds deposited in restricted cash accounts.

Information Technology Outsourcing Contracts. In December 2001, we entered into a 10-year contract to outsource our IT operations to International Business Machines Corporation, or IBM. Under the contract, IBM is the coordinator of our IT outsourcing arrangement, and provides IT services and day-to-day management of our IT infrastructure, including data center operations, support services and information distribution. In January 2002, we entered into a 10-year contract to outsource our IT software applications maintenance and enhancement services to Keane, Inc., or Keane. Our remaining cash obligations for base fees under these contracts over the initial 10-year terms are approximately $1.0 billion, assuming our actual use of services equals the baselines specified in the contracts. However, because we have the ability to reduce services from the vendors under the contracts, our ultimate cash commitment may be less than the stated contract amounts. The contracts also provide for variable fees, based on services provided above certain contractual baselines. Additionally, in the event of contract termination, we may be responsible to pay termination fees to IBM and Keane. These termination fees decline as each successive year of the contract term is completed.

4. Stockholders’ Equity

Stock Repurchase Program. In May 2004, our Board of Directors authorized a share repurchase program under which up to $150 million of our common stock may be repurchased. Under the program, repurchases may be made from time to time in the open market or through privately negotiated transactions using available cash, and may be discontinued at any time. During the three months ended June 30, 2004, we repurchased approximately 1 million shares at a cost of approximately $38 million. The remaining authorization under our stock repurchase program as of June 30, 2004 was $112 million.

Stock Split. On December 19, 2003, our Board of Directors approved a two-for-one split of our common stock in the form of a stock dividend. On January 20, 2004, we distributed one additional share of common stock for every share of common stock outstanding to stockholders of record as of the close of business on January 7, 2004. The par value of our common stock after the split remained at $0.01 per share. The rights of the holders of these securities were not otherwise modified. In accordance with SFAS No.128, Earnings per Share, all shares, per share and market price data related to our common shares outstanding and under employee stock plans reflect the retroactive effects of this two-for-one stock split in the form of a dividend.

Restricted Stock Awards. For the three months ended June 30, 2004 and 2003, we granted 8,500 and 48,800 shares of restricted common stock, respectively, including stock deferred into restricted stock units, as part of an employee recognition and retention program. For the six months ended June 30, 2004 and 2003, we granted 791,900 and 1,436,800 shares in connection with the same program, respectively. Restrictions on these shares will expire and related charges are being amortized as earned over the vesting period of up to four years. A total of approximately 24,400 and 17,900 shares were forfeited during the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, 59,500 and 17,900 shares were forfeited, respectively.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

(unaudited)

All shares of restricted stock were issued from our 1996 Officer and Key Employee Stock Option Plan, as amended. The amount of unearned compensation recorded is based on the market value of the shares on the date of issuance and is included as a separate component of stockholders’ equity. Expenses related to the vesting of restricted stock (charged to selling, general and administrative expenses) were $2.4 million and $1.4 million for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, the related expenses were $4.4 million and $2.6 million, respectively.

5. Goodwill and Intangible Assets

Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which, among other things, eliminates the amortization of goodwill and other intangibles with indefinite lives. Under the rule, intangible assets, including goodwill, that are not subject to amortization are tested for impairment annually or more frequently if impairment indicators exist. Under the guidance of SFAS No. 142, we use a discounted cash flow methodology to assess the fair values of our reporting units. Impairment is measured by comparing the goodwill derived from the hypothetical purchase price allocation to the carrying value of the goodwill balance. No goodwill impairment indicators existed for the six months ended June 30, 2004 and, as a result, impairment testing was not required.

Other intangible assets are being amortized over their useful lives. Under current accounting rules and based on our current intangible assets, we estimate our intangible asset amortization will be $20 million in 2004, $16 million in 2005, $15 million in 2006, $15 million in 2007 and $14 million in 2008. The following sets forth balances of identified intangible assets, by major class, for the periods indicated:

	Cost	Accumulated Amortization	Net Balance
	(amounts in thousands)
Intangible assets:
Employer groups	$243,820	$132,512	$111,308
Provider networks	121,051	22,606	98,445
Other	10,729	9,267	1,462

Balance at June 30, 2004	$375,600	$164,385	$211,215

Intangible assets:
Employer groups	$243,820	$124,170	$119,650
Provider networks	121,051	21,080	99,971
Other	10,729	9,242	1,487

Balance at December 31, 2003	$375,600	$154,492	$221,108

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

(unaudited)

6. Health Care Services and Other Expenses

The following table presents the components of total health care services and other expenses for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,
	2004		2003
	Commercial	Senior	Commercial	Senior
	(amounts in millions)
Capitation expense	$403	$711	$371	$683
All other health care services and other expenses	795	537	676	452

Total health care services and other expenses	$1,198	$1,248	$1,047	$1,135

	Six Months Ended June 30,
	2004		2003
	Commercial	Senior	Commercial	Senior
	(amounts in millions)
Capitation expense	$802	$1,413	$751	$1,370
All other health care services and other expenses	1,565	1,060	1,349	927

Total health care services and other expenses	$2,367	$2,473	$2,100	$2,297

7. Contingencies

Provider Instability and Insolvency. Our health care services and other expenses include write-offs of certain uncollectible receivables from providers, and the estimated cost of unpaid health care claims normally covered by our capitation payments. Depending on state law, we may be held liable for unpaid health care claims that were previously the responsibility of the capitated provider and for which we have already paid capitation. Insolvency reserves also include estimates for potentially insolvent providers that we have specifically identified, where conditions indicate claims are not being paid or claim payments have slowed considerably, and we have determined that it is probable that we will be required to make the providers’ claim payments. We continue to monitor the financial condition of our providers where there is perceived risk of insolvency and adjust our insolvency reserves as necessary. Information provided by provider groups may be unaudited, self-reported information or may not ultimately be obtained. The balance of our insolvency reserves included in medical claims and benefits payable totaled $41 million at June 30, 2004 and $37 million at December 31, 2003.

To reduce insolvency risk, we have developed contingency plans that include shifting members to other providers and reviewing operational and financial plans to monitor and maximize financial and network stability. In a limited number of circumstances, we have also taken steps to establish security reserves for insolvency issues. Security reserves are most frequently in the forms of letters of credit or segregated funds that are held in the provider’s name in a third party financial institution. The reserves may be used to pay claims that are the financial responsibility of the provider.

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

June 30, 2004

(unaudited)

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

We sought to compel arbitration of all of Dr. Breen’s, Dr. Book’s and other physician claims against us. The District Court granted our motion to compel arbitration against all of these claims except for claims for violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO (“Direct RICO Claims”), and for their RICO conspiracy and aiding and abetting claims that stem from contractual relationships with other managed care companies. On April 7, 2003, the United States Supreme Court held that the District Court should have compelled arbitration of the Direct RICO Claims filed by Dr. Breen and Dr. Book. On September 15, 2003, the District Court entered another ruling on several of our motions to compel arbitration, ordering arbitration of all claims arising out of our contracts with plaintiffs containing arbitration clauses. The District Court, however, also ruled that (a) plaintiffs’ RICO conspiracy and aiding and abetting claims against us that stem from contractual relationships with other managed care companies and (b) plaintiffs’ claims based on services they provided to our members outside of any contractual relationship with us or assignments from our members do not need to be arbitrated. As a result, the order to compel arbitration does not cover part of the conspiracy and aiding and abetting claims of all plaintiffs or any of the direct claims by a subset of plaintiffs (non-contracted plaintiffs who provide services to our members but do not accept assignments from them). We have filed an appeal from the District Court’s ruling to the extent it did not compel arbitration of all of plaintiffs’ claims, and the United States Court of Appeals for the Eleventh Circuit is scheduled to hear oral argument on the appeal on August 12, 2004.

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

PacifiCare of Texas, Inc. v. The Texas Department of Insurance and the State of Texas. In November 2001, our Texas subsidiary, PacifiCare of Texas, Inc., filed a lawsuit against the Texas Department of Insurance, or TDI, and the State of Texas challenging the TDI’s interpretation and enforcement of state statutes and regulations that would make Texas a “double-pay” state. The lawsuit relates to the financial insolvency of three physician groups that had capitation contracts with PacifiCare of Texas. Under these contracts, the responsibility for claims payments to health care providers was delegated to the contracted physician groups. We made capitation payments to each of these physician groups, but they failed to pay all of the health care providers who provided health care services covered by the capitation payments. On February 11, 2002, after the date we filed our lawsuit, the Attorney General of Texas, or AG, on behalf of the State of Texas and the TDI, filed a civil complaint against PacifiCare of Texas in the District Court of Travis County, Texas alleging violations of the Texas Health Maintenance Organization Act, Texas Insurance Code and regulations under the Code and the Texas Deceptive Trade Practices Consumer Protection Act.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

(unaudited)

The AG’s complaint primarily alleged that despite its capitation payments to the physician groups, PacifiCare of Texas, Inc. was still financially responsible for the failure of the physician groups to pay the health care providers who provided health care services covered by the capitation payments. The AG sought an injunction requiring us to comply with state laws plus unspecified damages, civil penalties and restitution.

On July 23, 2003, without the admission of any wrongdoing, our Texas subsidiary entered into a definitive settlement agreement with the State of Texas, the AG and the TDI. The settlement agreement provided that all pending litigation and related civil investigations were to be stayed for up to twelve months from the date of execution of the settlement agreement or such additional period as agreed to by the parties. While the proceedings were stayed, the parties sought to settle the provider creditor claims in the remaining outstanding bankruptcies relating to Medical Select Management and Heritage Southwest Medical Group and engage in a review of provider claims of the Heritage Physicians Network, or HPN. We agreed to use our reasonable best efforts to reach settlements in the bankruptcies and resolve the HPN claims by specified dates and agreed to make contributions to fund provider creditor claims in the bankruptcies subject to the process set forth in the definitive settlement agreement.

As part of the settlement, we agreed to make payments totaling $4.25 million, including attorneys’ fees totaling $1.25 million to the AG, and administrative services reimbursements totaling $1.5 million and administrative penalties totaling $1.5 million to the TDI. Of the $4.25 million payment, $2.45 million was paid in July 2003, with the remaining $1.8 million to be paid upon the satisfaction of the conditions for the settlement.

The AG, State of Texas and TDI have provided us with notice of satisfaction of the conditions for the settlement. On July 23, 2004, all settlement amounts were paid to the AG and the TDI, and the settlement and mutual releases between the parties became effective. On July 26, 2004, the Court entered orders dismissing with prejudice all of the pending litigation between the parties and issued a final judgment in the lawsuit.

Also, on July 20, 2004, the Texas Medical Association and various physicians and providers who had intervened as plaintiffs were severed from the lawsuit. Litigation regarding payment of claims of the physicians and providers who intervened in the lawsuit will continue under the case name Texas Medical Association, et al. v. PacifiCare of Texas, Inc. We deny all material allegations and intend to defend this action vigorously.

Irwin v. AdvancePCS, Inc. et al. On March 26, 2003, Robert Irwin filed a complaint in the California Superior Court of Alameda County, California, against our PBM company, Prescription Solutions, as well as nine other PBM companies. On July 17, 2003, the Irwin case was coordinated with American Federation of State, County & Municipal Employees v. AdvancedPCS, et al., and transferred to Los Angeles Superior Court for coordinated proceedings. The case purports to be filed on behalf of members of non-ERISA health plans and individuals with no prescription drug coverage who have purchased drugs at retail rates. The first amended complaint, filed on November 25, 2003, alleges that each of the defendants violated California’s unfair competition law. The complaint challenges alleged business practices of PBMs, including practices relating to pricing, rebates, formulary management, data utilization and accounting and administrative processes. The complaint seeks unspecified monetary damages and injunctive relief. On May 5, 2004, Prescription Solutions filed a petition to compel arbitration. On July 9, 2004, the Superior Court granted the petition, holding that Irwin’s request for monetary relief can only be resolved in arbitration and staying Irwin’s request for injunctive relief against Prescription Solutions until an appropriate arbitration is completed. Discovery is proceeding against most other defendants but is stayed as to Prescription Solutions pending arbitration. We deny all material allegations and intend to defend the action vigorously.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

(unaudited)

Other Litigation. We are involved in various legal actions in the normal course of business, including claims from our members and providers arising out of decisions to deny or restrict reimbursement for services and claims that seek monetary damages, including claims for punitive damages that are not covered by insurance. Our establishment of drug formularies, support of clinical trials and PBM services may increase our exposure to product liability claims associated with pharmaceuticals and medical devices. Based on current information, including consultation with our lawyers, we believe any ultimate liability that may arise from these actions, including the “In re Managed Care” litigation, would not materially affect our consolidated financial position, results of operations or cash flows. However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material effect on our results of operations or cash flows of a future period. For example, the loss of even one claim resulting in a significant punitive damage award could have a material adverse effect on our business. Moreover, our exposure to potential liability under punitive damage theories may decrease significantly our ability to settle these claims on reasonable terms.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

(unaudited)

8. Earnings Per Share

The following table includes a reconciliation of the numerators and denominators for the computation of basic and diluted earnings per share. All share and per share amounts reflect the retroactive effects of the two-for-one common stock split in the form of a stock dividend that was effective January 20, 2004. See Note 4 “Stockholders’ Equity.”

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
Basic Earnings Per Share Calculation:

Numerator
Net income	$76,024	$72,998	$143,025	$143,768

Denominator
Shares outstanding at the beginning of the period(1)	84,946	72,233	83,339	71,782
Weighted average number of shares issued:
Treasury stock repurchases	(267)	—	(200)	—
Stock options exercised and treasury stock reissued, net	254	621	1,463	690

Denominator for basic earnings per share	84,933	72,854	84,602	72,472

Basic earnings per share	$0.90	$1.00	$1.69	$1.98

Diluted Earnings Per Share Calculation:

Numerator
Net income	$76,024	$72,998	$143,025	$143,768
Adjustment for interest expense avoided on convertible subordinated debentures, net of tax	618	—	1,237	—

Net income, as adjusted for interest expense avoided on convertible subordinated debentures	$76,642	$72,998	$144,262	$143,768

Denominator
Denominator for basic earnings per share	84,933	72,854	84,602	72,471
Common stock equivalents related to convertible subordinated debentures	6,429	—	6,429	—
Employee stock options and other dilutive potential common shares(2)	4,770	3,186	4,818	2,636

Denominator for diluted earnings per share	96,132	76,040	95,849	75,107

Diluted earnings per share	$0.80	$0.96	$1.51	$1.91

(1)	Excludes 997,000 and 1,572,000 shares of restricted common stock which have been granted under our stock-based compensation plans but have not vested as of June 30, 2004 and 2003, respectively.

(2)

Certain options to purchase common stock were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock for the periods presented. For the three months ended June 30, 2004 and 2003, these excluded weighted options outstanding totaled 1.5 million shares and 6.0 million shares, respectively, with exercise prices ranging from $12.63 to $46.25 per share. For the six months ended June 30, 2004 and 2003, these weighted options outstanding totaled 1.5 million shares and 6.0 million shares, respectively, with exercise prices ranging from

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

(unaudited)

$11.54 to $46.25 per share. For the three months ended June 30, 2004 and 2003, the average market value used in the computation of dilutive employee stock options and other dilutive potential common shares was $37.65 and $18.34, respectively. For the six months ended June 30, 2004 and 2003, the average market value used was $36.06 and $15.51, respectively.

9. Comprehensive Income

Comprehensive income represents our net income plus changes in equity, other than those changes resulting from investments by, and distributions to, our stockholders. Such changes include unrealized gains or losses on our available-for-sale securities. Our comprehensive income totaled $47 million and $82 million for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, our comprehensive income totaled $122 million and $151 million, respectively.

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

The Guarantor Subsidiaries, excluding MEDeMORPHUS Healthcare Solutions, Inc., are also guarantors of our senior credit facility. The following unaudited consolidating condensed financial statements quantify the financial position as of June 30, 2004 and December 31, 2003, the operations for the three and six months ended June 30, 2004 and 2003 and the cash flows for the six months ended June 30, 2004 and 2003 of the Guarantor Subsidiaries listed below. The following unaudited consolidating condensed balance sheets, consolidating condensed statements of income and consolidating condensed statements of cash flows present financial information for the following entities and utilizing the following adjustments:

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

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
ASSETS
Current assets:
Cash and equivalents	$(302)	$327,099	$552,995	$—	$879,792
Marketable securities	—	—	1,436,613	—	1,436,613
Receivables, net	1,043	110,564	203,267	(1,104)	313,770
Intercompany	19,318	(28,244)	8,926	—	—
Prepaid expenses and other current assets	11,073	31,493	20,530	(3,870)	59,226
Deferred income taxes	—	35,248	122,187	(28,640)	128,795

Total current assets	31,132	476,160	2,344,518	(33,614)	2,818,196

Property, plant and equipment, net	—	115,713	35,821	—	151,534
Marketable securities-restricted	32,064	4,501	103,118	—	139,683
Deferred income taxes	—	90,473	26,908	(117,381)	—
Investment in subsidiaries	2,540,934	2,437,566	(2,737)	(4,975,763)	—
Goodwill and intangible assets, net	—	28,403	1,165,916	—	1,194,319
Other assets	15,395	28,186	23,718	—	67,299

	$2,619,525	$3,181,002	$3,697,262	$(5,126,758)	$4,371,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$—	$56,589	$1,024,149	$(38)	$1,080,700
Accounts payable and accrued liabilities	8,668	257,755	182,910	(4,936)	444,397
Deferred income taxes	—	17,743	10,897	(28,640)	—
Unearned premium revenue	—	1,768	89,105	—	90,873
Current portion of long-term debt	1,500	4,413	229	—	6,142

Total current liabilities	10,168	338,268	1,307,290	(33,614)	1,622,112

Long-term debt	470,613	2,183	1,399	—	474,195
Convertible subordinated debentures	135,000	—	—	—	135,000
Deferred income taxes	—	129,031	93,422	(117,381)	105,072
Other liabilities	—	33,481	—	—	33,481
Stockholders’ equity:
Common stock	854	—	—	—	854
Unearned compensation	(37,204)	—	—	—	(37,204)
Additional paid-in capital	1,527,196	—	—	—	1,527,196
Accumulated other comprehensive loss	—	(7)	(2,566)	—	(2,573)
Retained earnings	512,898	—	—	—	512,898
Equity in income of subsidiaries	—	2,678,046	2,297,717	(4,975,763)	—

Total stockholders’ equity	2,003,744	2,678,039	2,295,151	(4,975,763)	2,001,171

	$2,619,525	$3,181,002	$3,697,262	$(5,126,758)	$4,371,031

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
ASSETS
Current assets:
Cash and equivalents	$—	$242,847	$955,575	$—	$1,198,422
Marketable securities	37	—	1,359,683	—	1,359,720
Receivables, net	991	55,510	217,138	(7,696)	265,943
Intercompany	10,110	62,672	(72,782)	—	—
Prepaid expenses and other current assets	8,074	39,705	13,427	(3,907)	57,299
Deferred income taxes	(15)	71,008	107,464	(28,640)	149,817

Total current assets	19,197	471,742	2,580,505	(40,243)	3,031,201

Property, plant and equipment, net	—	111,494	37,913	—	149,407
Marketable securities-restricted	33,436	—	133,110	—	166,546
Deferred income taxes	—	89,758	26,907	(116,665)	—
Investment in subsidiaries	2,376,929	1,726,560	(7,903)	(4,095,586)	—
Goodwill and intangible assets, net	—	28,403	1,175,809	—	1,204,212
Other assets	17,549	26,670	23,719	—	67,938

	$2,447,111	$2,454,627	$3,970,060	$(4,252,494)	$4,619,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$—	$66,455	$965,704	$(4,659)	$1,027,500
Accounts payable and accrued liabilities	6,646	340,509	148,457	(4,802)	490,810
Deferred income taxes	—	17,744	10,896	(28,640)	—
Unearned premium revenue	—	1,542	497,080	(2,142)	496,480
Current portion of long-term debt	1,500	5,766	230	—	7,496

Total current liabilities	8,146	432,016	1,622,367	(40,243)	2,022,286

Long-term debt	471,221	4,883	1,596	—	477,700
Convertible subordinated debentures	135,000	—	—	—	135,000
Deferred income taxes	—	128,020	93,422	(116,665)	104,777
Other liabilities	—	28,004	—	—	28,004
Stockholders’ equity:
Common stock	848	—	—	—	848
Unearned compensation	(16,843)	—	—	—	(16,843)
Additional paid-in capital	1,458,310	—	—	—	1,458,310
Accumulated other comprehensive loss	22	—	18,793	—	18,815
Retained earnings	390,407	—	—	—	390,407
Equity in income of subsidiaries	—	1,861,704	2,233,882	(4,095,586)	—

Total stockholders’ equity	1,832,744	1,861,704	2,252,675	(4,095,586)	1,851,537

	$2,447,111	$2,454,627	$3,970,060	$(4,252,494)	$4,619,304

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the Three Months Ended June 30, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
Operating revenue	$186	$199,805	$2,966,702	$(119,245)	$3,047,448
Income from subsidiaries	86,470	130,859	2,241	(219,570)	—

Total operating revenue	86,656	330,664	2,968,943	(338,815)	3,047,448
Health care services and other expenses	—	136,854	2,511,736	(108,843)	2,539,747
Selling, general and administrative expenses	39	114,025	268,574	(10,215)	372,423

Operating income	86,617	79,785	188,633	(219,757)	135,278
Interest expense	(10,593)	(371)	(76)	187	(10,853)

Income before income taxes	76,024	79,414	188,557	(219,570)	124,425
Provision (benefit) for income taxes	—	(17,576)	65,977	—	48,401

Net income	$76,024	$96,990	$122,580	$(219,570)	$76,024

For the Six Months Ended June 30, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
Operating revenue	$407	$374,956	$5,870,895	$(234,687)	$6,011,571
Income from subsidiaries	164,005	258,418	5,166	(427,589)	—

Total operating revenue	164,412	633,374	5,876,061	(662,276)	6,011,571
Health care services and other expenses	—	254,886	4,969,508	(210,051)	5,014,343
Selling, general and administrative expenses	114	219,772	545,348	(23,759)	741,475

Operating income	164,298	158,716	361,205	(428,466)	255,753
Interest expense	(21,273)	(1,246)	(28)	877	(21,670)

Income before income taxes	143,025	157,470	361,177	(427,589)	234,083
Provision (benefit) for income taxes	—	(30,413)	121,471	—	91,058

Net income	$143,025	$187,883	$239,706	$(427,589)	$143,025

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

(unaudited)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

For the Three Months Ended June 30, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
Operating revenue	$168	$135,981	$2,680,538	$(86,453)	$2,730,234
Income from subsidiaries	92,155	124,471	(25)	(216,601)	—

Total operating revenue	92,323	260,452	2,680,513	(303,054)	2,730,234
Health care services and other expenses	—	88,871	2,234,356	(76,731)	2,246,496
Selling, general and administrative expenses	43	83,123	271,501	(9,055)	345,612

Operating income	92,280	88,458	174,656	(217,268)	138,126
Interest expense	(19,282)	(1,575)	(218)	665	(20,410)

Income before income taxes	72,998	86,883	174,438	(216,603)	117,716
Provision (benefit) for income taxes	—	(13,730)	58,448	—	44,718

Net income	$72,998	$100,613	$115,990	$(216,603)	$72,998

For the Six Months Ended June 30, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
Operating revenue	$408	$263,118	$5,375,026	$(168,723)	$5,469,829
Income from subsidiaries	181,007	245,129	1,326	(427,462)	—

Total operating revenue	181,415	508,247	5,376,352	(596,185)	5,469,829
Health care services and other expenses	—	172,787	4,498,873	(149,401)	4,522,259
Selling, general and administrative expenses	95	159,155	535,600	(18,007)	676,843

Operating income	181,320	176,305	341,879	(428,777)	270,727
Interest expense	(37,552)	(3,286)	(436)	1,314	(39,960)

Income before income taxes	143,768	173,019	341,443	(427,463)	230,767
Provision (benefit) for income taxes	—	(21,311)	108,310	—	86,999

Net income	$143,768	$194,330	$233,133	$(427,463)	$143,768

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
Operating activities:
Net income	$143,025	$187,883	$239,706	$(427,589)	$143,025
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(164,005)	(258,418)	(5,166)	427,589	—
Deferred income taxes	—	36,048	(2,027)	—	34,021
Depreciation and amortization	—	20,315	4,406	—	24,721
Stock-based compensation expense	20,377	—	—	—	20,377
Tax benefit realized upon exercise of stock-based compensation	13,364	—	—	—	13,364
Amortization of intangible assets	—	—	9,893	—	9,893
Amortization of notes receivable from sale of fixed assets	—	(2,751)	—	—	(2,751)
Amortization of capitalized loan fees	2,155	—	—	—	2,155
Recovery for doubtful accounts	—	(1,176)	—	—	(1,176)
Loss (gain) on disposal of property, plant and equipment	—	492	(68)	—	424
Amortization of discount on 10 3/4% senior notes	142	—	—	—	142
Changes in assets and liabilities	(6,516)	(40,627)	(389,821)	—	(436,964)

Net cash flows provided by (used in) operating activities	8,542	(58,234)	(143,077)	—	(192,769)

Investing activities:
Purchase of marketable securities, net	—	—	(110,985)	—	(110,985)
Purchase of property, plant and equipment	—	(24,791)	(2,481)	—	(27,272)
Sale (purchase) of marketable securities - restricted, net	1,372	(4,501)	29,992	—	26,863

Net cash flows provided by (used in) investing activities	1,372	(29,292)	(83,474)	—	(111,394)

Financing activities:
Purchase and retirement of common stock	(40,542)	—	—	—	(40,542)
Proceeds from issuance of common stock	31,076	—	—	—	31,076
Payments on software financing agreement	—	(4,053)	—	—	(4,053)
Principal payments on long-term debt	(750)	—	(198)	—	(948)
Intercompany activity:
Dividends received (paid)	—	207,831	(207,831)	—	—
Capital contributions (paid) received	—	(32,000)	32,000	—	—

Net cash flows provided by (used in) financing activities	(10,216)	171,778	(176,029)	—	(14,467)

Net increase (decrease) in cash and equivalents	(302)	84,252	(402,580)	—	(318,630)
Beginning cash and equivalents	—	242,847	955,575	—	1,198,422

Ending cash and equivalents	$(302)	$327,099	$552,995	$—	$879,792

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
Operating activities:
Net income	$143,768	$194,330	$233,133	$(427,463)	$143,768
Adjustments to reconcile net income to net cash flows used in operating activities:
Equity in income of subsidiaries	(181,007)	(245,129)	(1,327)	427,463	—
Deferred income taxes	—	7,958	(1,663)	—	6,295
Depreciation and amortization	—	17,675	5,022	—	22,697
Stock-based compensation expense	8,249	—	—	—	8,249
Tax benefit realized upon exercise of stock-based compensation	4,663	—	—	—	4,663
Amortization of intangible assets	—	—	11,047	—	11,047
Amortization of notes receivable from sale of fixed assets	—	(2,764)	—	—	(2,764)
Amortization of capitalized loan fees	5,096	—	—	—	5,096
Provision for doubtful accounts	—	2,777	—	—	2,777
Loss (gain) on disposal of property, plant and equipment	—	2,681	(1)	—	2,680
Amortization of discount on 10 3/4% senior notes	218	—	—	—	218
Employer benefit plan contributions in treasury stock	1,363	—	—	—	1,363
Changes in assets and liabilities	(6,336)	(130,942)	(264,242)	—	(401,520)

Net cash flows used in operating activities	(23,986)	(153,414)	(18,031)	—	(195,431)

Investing activities:
Sale (purchase) of marketable securities, net	2,110	—	(104,484)	—	(102,374)
Purchase of property, plant and equipment	—	(20,133)	(2,968)	—	(23,101)
Sale of marketable securities-restricted, net	—	—	18,341	—	18,341
Proceeds from the sale of property, plant and equipment	—	20	1	—	21

Net cash flows provided by (used in) investing activities	2,110	(20,113)	(89,110)	—	(107,113)

Financing activities:
Proceeds from issuance of common stock	13,165	—	—	—	13,165
Payments on software financing agreement	—	(2,187)	—	—	(2,187)
Principal payments on long-term debt	(150,547)	—	—	—	(150,547)
Proceeds from borrowing of long-term debt	150,000	—	—	—	150,000
Loan fees	(6,949)	—	—	—	(6,949)
Intercompany activity:
Dividends and loans received (paid)	—	289,506	(289,506)	—	—

Net cash flows provided by (used in) financing activities	5,669	287,319	(289,506)	—	3,482

Net (decrease) increase in cash and equivalents	(16,207)	113,792	(396,647)	—	(299,062)
Beginning cash and equivalents	16,207	104,378	831,104	—	951,689

Ending cash and equivalents	$—	$218,170	$434,457	$—	$652,627

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

Revenue

Commercial and Senior. Our commercial and senior revenues include all premium revenue we receive from our health plans, indemnity insurance subsidiaries and Medicare Supplement and Senior Supplement products, as well as fee revenue we receive from administrative services we offer through our commercial and senior health plans and related subsidiaries. We receive a monthly payment on behalf of each subscriber enrolled in our commercial HMOs and our indemnity insurance service plans. Generally, our Medicare+Choice contracts entitle us to per member per month payments from the Centers for Medicare and Medicaid Services, or CMS, on behalf of each enrolled Medicare beneficiary. We report prepaid health care premiums received from our commercial plans’ enrolled groups, CMS, and our Medicare plans’ members as revenue in the month that members are entitled to receive health care. We record premiums received in advance as unearned premium revenue.

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

Specialty and Other. Our specialty and other revenues include all premium revenues we receive from our behavioral health and dental and vision service plans and fee revenue we receive from administrative services we offer though our specialty companies, primarily from our PBM subsidiary. Our PBM subsidiary generates mail order revenue where we, rather than network retail pharmacies, collect the member copayments for both affiliated and unaffiliated members. Additionally, we record revenues for prescription drug costs and administrative fees charged on prescriptions dispensed by our mail order pharmacy when the prescription is filled. Beginning in January 2004, our PBM subsidiary began entering into retail service contracts where we assume margin or pricing risk. Under these retail service contracts, we are separately obligated to pay our network pharmacy providers for benefits provided to our plan sponsors’ members, and as a result, we have included the total revenues we are contracted to receive from the plan sponsors as specialty and other revenue. Payments we are obligated to make under these retail service contracts to the network pharmacy providers are recorded as health care services and other expenses. For all contracts where we earn a fixed fee per transaction and we do not assume margin or pricing risk, specialty and other revenue and specialty and other health care services and other expenses do not include the network pharmacies’ drug costs and dispensing fees. Instead, we record administrative services fees that we are entitled to receive, in specialty and other revenue. In all retail pharmacy transactions, revenues recognized and expenses recorded are always exclusive of the member’s applicable co-payment. Collection of co-payments from members is the responsibility of the retail pharmacies.

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

The cost of health care provided is accrued in the month services are provided to members, based in part on estimates of claims for hospital services and other health care costs that have been incurred but not yet reported (including those claims received but not yet paid), or IBNR, under our risk-based provider contracts as well as some services under our capitation contracts for which we retain financial liability, or carve-outs, primarily using standard actuarial methodologies based on historical data. These standard actuarial methodologies include, among other factors, contractual requirements, historical utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefit changes, expected health care cost inflation, seasonality patterns and changes in membership. These estimates are adjusted in future periods as we receive actual paid claims data, and can either increase or reduce our accrued health care costs. Included in health care services and other expenses for the three and six months ended June 30th of last year were net favorable adjustments of 2002 and prior period medical cost estimates of approximately $14 million and $54 million, respectively. During 2003, both commercial and senior net favorable adjustments were mainly from our Texas and California markets and were the result of lower than anticipated health care costs that materialized primarily in senior markets that we exited and recoveries of claims overpayments made in prior periods at rates higher than historic recovery patterns. The cost of prescription drugs covered under our commercial and senior plans is expensed when the prescription drugs are dispensed. Our commercial and senior plans also provide incentives, through a variety of programs, for health care providers that participate in those plans to control health care costs while providing quality health care. Expenses related to these programs, which are based in part on estimates, are recorded in the period in which the related services are provided. Historically, we have primarily arranged health care services for our members by contracting with health care providers on a capitated basis, regardless of the services provided to each member. Under our risk-based contracts, we generally bear or partially share the risk of excess health care expenses with health care providers, meaning that if member utilization of health care services exceeds agreed-upon amounts, we bear or partially share the excess expenses with the applicable health care provider.

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

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003

Membership. Total managed care membership increased 4% to approximately 3.0 million members at June 30, 2004 from approximately 2.9 million members at June 30, 2003.

Commercial membership increased approximately 5% at June 30, 2004 compared to the prior year primarily due to increased membership in our PPO products in Texas, Colorado and California. The PPO increase is offset by a net decrease in HMO membership. The net HMO decrease is primarily due to the planned termination of large employer groups in Texas and Oklahoma, partially offset by increases in Colorado and California.

Medicare+Choice membership decreased approximately 1% at June 30, 2004 compared to the prior year primarily due to member disenrollment in Washington and provider terminations in Oklahoma, partially offset by membership increases in Arizona of 7,200 members.

Below is a summary of our commercial and senior membership.

	June 30, 2004			June 30, 2003
	Commercial	Senior M+C	Total	Commercial	Senior M+C	Total
Managed Care Membership(1)
Arizona	167,200	93,600	260,800	152,200	86,400	238,600
California	1,493,100	357,100	1,850,200	1,383,000	354,700	1,737,700
Colorado	247,900	52,100	300,000	213,100	54,200	267,300
Guam	27,500	—	27,500	31,400	—	31,400
Nevada	36,000	25,200	61,200	28,100	25,900	54,000
Oklahoma	83,900	15,300	99,200	100,900	19,100	120,000
Oregon	58,300	23,200	81,500	62,600	24,600	87,200
Texas	89,800	76,800	166,600	120,600	77,400	198,000
Washington	66,300	46,300	112,600	71,100	53,600	124,700

Total Managed Care Membership	2,270,000	689,600	2,959,600	2,163,000	695,900	2,858,900

Total Membership
Commercial
HMO			1,963,000			2,016,300
PPO			279,500			120,100
Employer self-funded			27,500			26,600

Total Commercial			2,270,000			2,163,000

Senior
Medicare+Choice			689,600			695,900
Medicare Supplement			32,800			25,600

Total Senior			722,400			721,500

Total Membership			2,992,400			2,884,500

(1)	Managed care membership includes HMO and PPO membership whether risk or self-funded.

PBM unaffiliated membership at June 30, 2004 increased approximately 19% compared to the prior year primarily due to membership growth with existing clients and the addition of 20 new clients. PBM PacifiCare membership at June 30, 2004 was slightly higher as compared to the prior year as a result of overall managed care membership growth.

Dental and vision PacifiCare membership at June 30, 2004, increased approximately 26% compared to the prior year primarily due to new vision product offerings which resulted in increased membership in Arizona, California, and Nevada. Dental and vision unaffiliated membership at June 30, 2004 was slightly lower compared to the prior year.

Below is a summary of our specialty membership.

	As of June 30, 2004			As of June 30, 2003
	PacifiCare	Unaffiliated	Total	PacifiCare	Unaffiliated	Total
Specialty Membership:
Pharmacy benefit management(1)	2,992,400	2,552,700	5,545,100	2,884,500	2,144,300	5,028,800
Behavioral health(2)	1,995,600	1,757,000	3,752,600	1,989,000	1,766,600	3,755,600
Dental and vision(2)	577,300	231,700	809,000	458,700	239,000	697,700

(1)	Pharmacy benefit management PacifiCare membership represents members that are in our commercial, Medicare+Choice or Medicare Supplement plans. All of these members either have a prescription drug benefit or are able to purchase their prescriptions utilizing our retail network contracts or our mail service.

(2)	Behavioral health, dental and vision PacifiCare membership represents members in our commercial, Medicare+Choice, and Medicare Supplement plans that are also enrolled in our behavioral health, dental and/or vision plans.

Commercial Revenue. Commercial revenue increased 14%, or $176 million, to $1.41 billion for the three months ended June 30, 2004, from $1.24 billion for the three months ended June 30, 2003 and increased 13%, or $331 million, to $2.80 billion for the six months ended June 30, 2004, from $2.47 billion for the six months ended June 30, 2003 as follows:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(Amounts in millions)
Premium rate increases	$121	$248
Net membership increases, primarily in California and Colorado	55	83

Increase over the comparable period of the prior year	$176	$331

We anticipate revenue increases in 2004 primarily due to membership and rate increases. However, we do not expect the same percentage premium rate increases in 2004 that we experienced in 2003.

Senior Revenue. Senior revenue increased 6%, or $86 million, to $1.44 billion for the three months ended June 30, 2004 from $1.36 billion for the three months ended June 30, 2003 and increased 5%, or $126 million, to $2.85 billion for the six months ended June 30, 2004, from $2.73 billion for the six months ended June 30, 2003 as follows:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(Amounts in millions)
Premium rate increases	$87	$149
Net membership decreases	(1)	(23)

Increase over the comparable period of the prior year	$86	$126

We anticipate revenue increases in 2004 primarily due to membership and rate increases, and from changes as a result of newly enacted Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, legislation.

Specialty and Other Revenue. Specialty and other revenue increased 43%, or $51 million, to $171 million for the three months ended June 30, 2004, from $120 million for the three months ended June 30, 2003 and increased 36%, or $85 million, to $321 million for the six months ended June 30, 2004, from $236 million for the six months ended June 30, 2003. The increase was primarily due to growth of unaffiliated PBM membership which resulted in increased service fee revenue charged to external customers, overall growth in the volume of mail service business which generated increased co-payments from mail service customers of our PBM subsidiary and premium rate increases in our behavioral health business.

Net Investment Income. Net investment income increased 22%, or $4 million, to $22 million for the three months ended June 30, 2004, from $18 million for the three months ended June 30, 2003. Net investment income of $40 million for the six months ended June 30, 2004 was comparable to the same period in 2003.

Commercial Margin. Our commercial margin increased 13%, or $25 million, to $215 million for the three months ended June 30, 2004, from $190 million for the three months ended June 30, 2003 and increased 17%, or $63 million, to $433 million for the six months ended June 30, 2004, from $370 million for the six months ended June 30, 2003 as follows:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(Amounts in millions)
Commercial revenue increases (as noted above)	$176	$331
Increases in health care services and other expenses as a result of net commercial membership increases, primarily in California and Colorado	(47)	(72)
Increases in health care services and other expenses as a result of health care cost trends and increases in capitation expense	(107)	(201)
Other	3	5

Increase over the comparable period of the prior year	$25	$63

We anticipate our commercial margin as a percentage of commercial revenues for the year ending December 31, 2004 will be slightly higher than 2003.

Senior Margin. Our senior margin decreased 12%, or $27 million, to $193 million for the three months ended June 30, 2004, from $220 million for the three months ended June 30, 2003 and decreased 12%, or $50 million, to $378 million for the six months ended June 30, 2004, from $428 million for the six months ended June 30, 2003 as follows:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(Amounts in millions)
Senior revenue increases (as noted above)	$86	$126
Decreases in health care services and other expenses as a result of Medicare+Choice membership decreases	1	19
Increases in health care services and other expenses as a result of health care cost trends, partially offset by benefit adjustments	(116)	(199)
Other	2	4

Decrease over the comparable period of the prior year	$(27)	$(50)

We anticipate our senior margin as a percentage of senior revenues for the year ending December 31, 2004 will be lower than in 2003 as we expect health care costs, including the expected enhanced benefits, will exceed our revenue increases from Medicare+Choice.

Specialty and Other Margin. Our specialty and other margin increased 40%, or $22 million, to $77 million for the three months ended June 30, 2004, from $55 million for the three months ended June 30, 2003 and increased 32%, or $35 million, to $146 million for the six months ended June 30, 2004, from $111 million for the six months ended June 30, 2003, which was primarily driven by rate increases in our behavioral health business and increases in external membership in our PBM business.

Medical Loss Ratio. Our medical loss ratios, or MLRs, are calculated using premium revenue and related health care services and other expenses and cannot be directly calculated from the line items in the Condensed Consolidated Statement of Income. Our MLRs are calculated using the following categories of revenue and expenses:

•	Private — Commercial: includes premium revenue and related health care services and other expenses for our commercial HMO products (including Federal Employees Health Benefit Program, or FEHBP, and state and local government contracts), PPO products, and other indemnity, behavioral, dental and vision plans;

•	Private — Senior: includes premium revenue and related health care services and other expenses for our Medicare Supplement and Senior Supplement products where premiums are paid in full by the employer or the consumer;

•	Government — Senior: includes premium revenue and related health care services and other expenses for our Medicare+Choice, HMO and PPO products and other senior products where premiums are paid principally through government programs.

All non-premium revenues and related health care services and other expenses are excluded from the calculation of our MLR.

The consolidated MLR and its components for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Medical loss ratio:
Consolidated	85.1%	83.8%	85.1%	84.3%
Private — Commercial	84.3%	84.1%	83.9%	84.5%
Private — Senior	64.9%	72.5%	73.8%	67.8%
Private — Consolidated	83.9%	83.9%	83.8%	84.3%
Government — Senior	86.4%	83.7%	86.5%	84.4%
Government — Consolidated	86.4%	83.7%	86.5%	84.4%

Private — Commercial MLR. Our private — commercial MLR increased to 84.3% for the three months ended June 30, 2004 compared to 84.1% for the same period in 2003. The increase was primarily due to a 15% increase in health care services and other expenses, offset by a 14% increase in premium revenue. For the six months ended June 30, 2004, our private – commercial MLR decreased to 83.9% compared to 84.5% for the same period in 2003. The decrease was primarily due to a 6% increase in our commercial HMO premium revenue, offset by a 5% increase in our commercial HMO health care services and other expenses.

Private — Senior MLR. Our private — senior MLR decreased to 64.9% for the three months ended June 30, 2004 compared to 72.5% for the same period in 2003 primarily due to lower health care services and other expenses on a per member per month basis. Our private — senior MLR increased to 73.8% for the six months ended June 30, 2004 compared to 67.8% for the same period in 2003 primarily due to increases in health care services and other expenses that outpaced increases in premium revenue on a per member per month basis.

Government — Senior MLR. Our government — senior MLR increased to 86.4% for the three months ended June 30, 2004 compared to 83.7% for the same period in 2003 and increased to 86.5% for the six months ended June 30, 2004 compared to 84.4% for the same period in 2003. The increases were driven by a 10% increase in health care services and other expenses that outpaced a 6% increase in premium revenue for the three months ended June 30, 2004 and a 7% increase in health care services and other expenses that outpaced a 5% increase in premium revenue for the six months ended June 30, 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 8%, or $26 million, to $372 million for the three months ended June 30, 2004, from $346 million for the three months ended June 30, 2003. Selling, general and administrative expenses increased 10%, or $64 million, to $741 million for the six months ended June 30, 2004 from $677 million for the six months ended June 30, 2003. Selling, general and administrative expenses increased primarily due to increased spending for new product development and marketing costs, increased broker and in-house commissions as a result of increased membership, higher expenses related to the employee stock purchase plan and increased labor expense to support new product development and membership growth.

For the three and six months ended June 30, 2004, selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income) decreased compared to the same period in the prior year primarily due to an increase in operating revenue (excluding net investment income) that outpaced the increase in selling, general and administrative expenses described above. Operating revenue (excluding net investment income) increased $313 million and $541 million for the three and six months ended June 30, 2004, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income)	12.3%	12.7%	12.4%	12.5%

Interest Expense. Interest expense decreased 47%, or $9 million, to $11 million for the three months ended June 30, 2004, from $20 million for the three months ended June 30, 2003 and decreased 46%, or $18 million, to $22 million for the six months ended June 30, 2004, from $40 million for the six months ended June 30, 2003. The decrease was due to the following:

•	the redemption of $175 million in principal of our 10 3/4% senior notes in December 2003;

•	the favorable effect of the interest rate swap on $300 million of our 10 3/4% senior notes which we entered into in April 2003;

•	the payment of the $43 million in remaining principal of our FHP International Corporation, or FHP, senior notes in September 2003;

•	the write-off of unamortized loan fees in the second quarter of 2003 with no comparable activity in 2004; and

•	lower interest rates on our senior credit facility which was replaced in June 2003.

Provision for Income Taxes. The effective income tax rate was 38.9% for the three and six months ended June 30, 2004, compared with 38.0% and 37.7% for the three and six months ended June 30, 2003, respectively. We revised our effective income tax rate primarily due to increases in non-deductible stock-based compensation and state tax expense in 2004.

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

Liquidity and Capital Resources

Operating Cash Flows. Our consolidated cash and equivalents and marketable securities decreased $242 million or 9% to $2.3 billion at June 30, 2004, from $2.6 billion at December 31, 2003.

Cash flows used in operations were $193 million (or cash flows provided by operations of $206 million, excluding the impact of unearned premium revenue) for the six months ended June 30, 2004 compared to cash flows used in operations of $195 million (or cash flows provided by operations of $209 million, excluding the impact of unearned premium revenue) for the six months ended June 30, 2003. The increase was primarily related to the changes in assets and liabilities as discussed below in “Other Balance Sheet Change Explanations.”

Investing Activities. For the six months ended June 30, 2004, investing activities used $111 million of cash, compared to $107 million used during the six months ended June 30, 2003. The change was primarily related to increases in the purchases of marketable securities and property, plant and equipment, offset in part by the increase in sales of restricted marketable securities.

Financing Activities. For the six months ended June 30, 2004, financing activities used $15 million of cash, compared to $3 million provided during the six months ended June 30, 2003. The changes were as follows:

•	We repaid $0.9 million of our long-term debt during the six months ended June 30, 2004. During the six months ended June 30, 2003, we repaid $151 million under our previous senior credit facility and received $150 million of proceeds from our new syndicated facility with JPMorgan Chase Bank.

•	We paid $41 million for the purchase and retirement of our common stock during the six months ended June 30, 2004, primarily in connection with repurchases under our stock repurchase program, with no comparable activity during the same period in 2003.

•	We received $31 million from the issuance of common stock for the six months ended June 30, 2004 in connection with our employee stock purchase plan and exercises of employee stock options and received $13 million during the same period in 2003.

•	We paid $7 million in loan fees in connection with the replacement of our senior credit facility during the six months ended June 30, 2003 with no comparable activity during the same period in 2004.

•	We paid $4 million on our software financing agreement during the six months ended June 30, 2004 as compared to $2 million during the same period in 2003.

In May 2004, our Board of Directors authorized the repurchase of up to $150 million of our common stock under a share repurchase program. Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions using available cash, and may be discontinued at any time. Also, in connection with our employee equity incentive plans, we may repurchase shares of common stock from employees for the satisfaction of their individual payroll tax withholdings upon vesting of restricted stock.

A summary of our repurchase activity for the six months ended June 30, 2004 is as follows:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares Purchased Under Our Stock Repurchase Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
January 1 – January 31	70,200	$33.87	—	$—
February 1 – February 29	3,875	$31.72	—	$—
March 1 – March 31	303	$37.16	—	$—
April 1 – April 30	5,035	$41.04	—	$—
May 1 – May 31	221,928	$35.84	218,500	$142,172,000
June 1 – June 30	818,326	$36.50	818,300	$112,304,000

Total	1,119,667		1,036,800

(1)	The total number of shares purchased includes shares delivered to, or withheld by us in connection with employee payroll tax withholding upon vesting of restricted stock and shares purchased under our stock repurchase program.

(2)	Authorized repurchase of up to $150 million of our common stock.

We have $135 million in aggregate principal amount of 3% convertible subordinated debentures due in 2032. The debentures are convertible into 6,428,566 shares of common stock under certain conditions, including satisfaction of a market price condition for our common stock, satisfaction of a trading price condition relating to the debentures, upon notice of redemption, or upon specified corporate transactions. Each $1,000 of the debentures is convertible into 47.619 shares of our common stock. The market price condition for conversion of the debentures is satisfied if the closing sale price of our common stock exceeds 110% of the conversion price (which is calculated at $23.10 per share) for the debentures for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of any fiscal quarter. In the event that the market price condition is satisfied during any fiscal quarter, the debentures are convertible, at the option of the holder, during the following fiscal quarter. The market price condition is evaluated each quarter to determine whether the debentures will be convertible at the option of the holder during the following fiscal quarter. Beginning with the quarter ended September 30, 2003 and during each consecutive calendar quarter up through the quarter ended June 30, 2004 the market price condition described above was satisfied. As a result, the debentures were convertible beginning October 1, 2003, and remain convertible at the option of the holder at any time during the quarter ended September 30, 2004. While no debentures were converted as of June 30, 2004, they are considered common stock equivalents and are included in the calculation of weighted average shares outstanding on a diluted basis for the three and six months ended June 30, 2004.

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

In April 2003, we entered into an interest rate swap on $300 million of our 10 3/4% senior notes for the purpose of hedging the fair value of our indebtedness. This fair value hedge is accounted for using the short-cut method under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the hedge is reported in our balance sheets at fair value, and the carrying value of the long-term debt is adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Under the terms of the agreement, we make interest payments based on the three-month London Interbank Offered Rate, or LIBOR, plus 692 basis points and receive interest payments based on the 10 3/4% fixed rate. Our current floating rate under the swap agreement was 8.23%, at June 30, 2004 which is based on a 90-day LIBOR of 1.31% plus 692 basis points. The three-month LIBOR rate we use to determine our interest payments under the swap agreement was first established on June 2, 2003 and resets every three months thereafter, until expiration in June 2009.

In June 2003, we replaced our senior credit facility with a new syndicated facility with JPMorgan Chase Bank serving as the Administrative Agent. The new facility consists of a $150 million term loan, which matures on June 3, 2008, and a $150 million revolving line of credit, which matures on June 3, 2006. We used the proceeds from the term loan to repay the $131 million outstanding under the prior facility. The remaining $19 million was used to pay fees and expenses relating to the new facility and for general corporate purposes. As of June 30, 2004, we had $149 million outstanding on the term loan and no balance outstanding on the revolving line of credit. There were no borrowings under the line of credit during the quarter ended June 30, 2004.

On December 17, 2003, our senior credit facility was amended to provide for reduced interest rates per annum applicable to term loan borrowings, with the amount of margin spread for the borrowing being determined by our current debt ratings. The amended applicable rates are, at our option, either JPMorgan Chase Bank’s prime rate (or, if greater, the Federal Funds Rate plus 0.50%) which we refer to as the alternative base rate, plus a margin spread of 1.25% to 1.75% per annum, or the LIBOR for the applicable interest period, plus a margin spread of 2.25% to 2.75% per annum. All of our borrowings under the term loan are currently LIBOR borrowings, and the current margin spread on our term loan borrowings is 2.50%. As of June 30, 2004, our term loan rate was 3.71% per annum, which is based on the 180-day LIBOR as of our February 2004 lock date, of 1.21% plus the applicable margin spread of 2.50%. The interest rates per annum under the senior credit facility applicable to revolving credit borrowings are, at our option, either the alternate base rate plus a margin spread of between 1.50% to 2.75% per annum, or the LIBOR for the applicable interest period plus a margin spread of between 2.50% to 3.75% per annum, with the amount of the margin for any borrowing being determined based on current credit ratings for the debt under the senior credit facility. Our current margins for revolving credit borrowings are 2.00% per annum for alternate base rate borrowings and 3.00% per annum for LIBOR borrowings.

The terms of the senior credit facility contain various covenants customary for financings of this type which place restrictions on our and/or our subsidiaries’ ability to incur debt, pay dividends, create liens, make investments, optionally repay, redeem or repurchase our securities, and enter into mergers, dispositions and transactions with affiliates. In May 2004, we amended the senior credit facility to permit the repurchase of up to $150 million of our common stock. The senior credit facility also requires us to meet various financial ratios, including a minimum net worth requirement, a minimum fixed-charge coverage requirement and a maximum leverage ratio. At June 30, 2004, we were in compliance with all of these covenants. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

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

In July 2004, our debt was rated below investment grade by the major credit rating agencies as follows:

Agency	Outlook	Senior Credit Facility	10 3/4% Senior Notes	Convertible Subordinated Debentures
Moody’s	Positive	Ba3	B1	B2
Standard & Poor’s	Stable	BB+	BB+	B
Fitch IBCA	Stable	BB+	BB+	BB

Consequently, if we seek to raise funds in capital markets transactions, our ability to do so will be limited to issuing additional non-investment grade debt or issuing equity and/or equity-linked instruments.

We expect to fund our working capital requirements and capital expenditures during the next twelve months from our cash flow from operations or from capital market transactions. We have taken a number of steps to increase our internally generated cash flow, including increasing premiums, increasing our marketing of specialty product lines, introducing new products to generate new revenue sources and reducing our health care expenses by, among other things, exiting from unprofitable markets and cost savings initiatives. If our cash flow is less than we expect due to one or more of the risk factors described in “Cautionary Statements,” or our cash flow requirements increase for reasons we do not currently foresee or we make any acquisitions as part of our growth strategy, then we may need to draw down available funds on our revolving line of credit which matures in June 2006 or issue additional debt or equity securities. A failure to comply with any covenant in the senior credit facility could make funds under our revolving line of credit unavailable. We also may be required to take additional actions to reduce our cash flow requirements, including the deferral of planned investments aimed at reducing our selling, general and administrative expenses. The deferral or cancellation of any investments could have a material adverse impact on our ability to meet our short-term business objectives. We regularly evaluate cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. We may elect to raise additional funds for these purposes either through additional debt or equity, the sale of investment securities or otherwise as appropriate. We have an effective shelf registration statement on file with the Securities and Exchange Commission under which we may sell common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units in one or more offerings from time to time up to a total dollar amount of $600 million. As of June 30, 2004, we have approximately $400 million available under the shelf registration after our common stock offering in November 2003. The actual amount of any securities issued, the terms of those securities and the intended use of the proceeds from any sale, will be determined at the time of sale, if any such sale occurs.

Other Balance Sheet Change Explanations

Receivables, Net. Receivables, net as of June 30, 2004, increased $48 million from December 31, 2003 primarily due to commercial premium rate and membership increases.

Medical Claims and Benefits Payable. The majority of our medical claims and benefits payable represent liabilities related to our risk-based contracts. Under risk-based contracts, claims are payable once incurred and cash disbursements are made to health care providers for services provided to members after the related claim has been submitted and adjudicated. Under capitated contracts, health care providers are prepaid on a fixed-fee per member per month basis, regardless of the services provided to members. The liabilities that arise for capitated contracts relate to timing issues primarily due to membership changes that may occur. As of June 30, 2004, approximately 86% of medical claims and benefits payable was attributable to risk-based contracts.

The following table presents the breakdown of our medical claims and benefits payable:

	June 30, 2004	December 31, 2003
	(Amount in millions)
Incurred But Not Reported (IBNR)	$894	$826
Capitation and All Other Medical Claims and Benefits Payable	187	202

Medical Claims and Benefits Payable	$1,081	$1,028

Medical claims and benefits payable as of June 30, 2004 increased $53 million from the balance as of December 31, 2003, primarily due to a $68 million increase in IBNR as a result of a 6% increase in total risk membership and increases in health care costs, offset by an increase in claims paid.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities decreased $46 million from December 31, 2003, primarily due to a decrease of $39 million in accrued compensation as a result of payments of incentive compensation and an $8 million net decrease in accrued taxes as a result of payments.

Stockholders’ Equity. The increase in additional paid-in capital from December 31, 2003 was primarily due to the exercise of approximately 1,564,300 stock options and 791,900 shares of restricted common stock that we granted as part of an employee recognition and retention program and the expense related to our employee stock purchase plan, partially offset by approximately 1 million shares repurchased under our stock repurchase program.

Critical Accounting Policies and Estimates

When we prepare our condensed consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. The accounting estimates that we believe involve the most complex judgments, and are the most critical to the accurate reporting of our financial condition and results of operations include the following:

Incurred But Not Reported or Paid Claims Reserves. We estimate the amount of our reserves for claims incurred but not reported (including those received but not yet paid), or IBNR, under our risk-based provider contracts and our fee-for-service carve-outs from our capitated provider contracts, primarily using standard actuarial methodologies based on historical data. These standard actuarial methodologies include, among other factors, contractual requirements, historical utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefit changes, expected health care cost inflation, seasonality patterns and changes in membership. In developing the IBNR estimate, we apply different estimation methods depending on the month for which incurred claims are being estimated. For example, we actuarially calculate completion factors using our analysis of claims payment patterns over the most recent 36-month period. The completion factor is an actuarial estimate, based upon historical experience, of the percentage of claims incurred during a given period that has been adjudicated by us as of the date of estimation. We then apply these completion factors to the actual claims paid to-date for each incurral month, except for the most recent months, to estimate the expected amount of ultimate incurred claims for each of these months. We do not believe that completion factors are a reliable basis for estimating claims incurred for the most recent two to four months, because claims likely have not had enough time to achieve a trendable level of completion.

Therefore, for the more recent months, we estimate our claims incurred by applying observed trend factors to the per member per month, or PMPM, costs for prior months, which costs have been estimated using completion factors, in order to estimate the PMPMs for the most recent months. We validate our estimates of the most recent PMPMs by comparing the most recent months’ utilization levels to the utilization levels in older months. This approach is consistently applied from period to period.

The completion factors and claims PMPM trend factors are the most significant factors we use in estimating our IBNR. The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by these factors:

Completion Factor(a) Increase (Decrease) in Factor	Increase (Decrease) in Medical Claims Payable
(Amounts in millions)
(3)%	$46
(2)%	30
(1)%	15
1%	(15)
2%	(29)
3%	(43)

Claims Trend(b) Increase (Decrease) in Factor	Increase (Decrease) in Medical Claims Payable
(Amounts in millions)
(3)%	$(16)
(2)%	(10)
(1)%	(5)
1%	5
2%	10
3%	15

(a)	Reflects estimated potential changes in medical claims payable caused by changes in completion factors in each of the most recent four months.

(b)	Reflects estimated potential changes in medical claims payable caused by changes in annualized claims trend used for the estimation of PMPM claims for the most recent four months.

In addition, assuming a hypothetical 1% difference between our June 30, 2004 estimated claims liability and the actual claims incurred run-out, net income for the three months ended June 30, 2004 would increase or decrease by approximately $8.9 million, while diluted net income per share would increase or decrease by $.06 per share, net of tax.

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

Our performance depends in part upon our ability to implement our business strategy of expanding our product portfolio and increasing our commercial and specialty memberships, managing our participation in the Medicare+Choice program in light of MMA and ultimately evolving into a consumer health organization. In

2002 and 2003, we experienced a decline in revenue from our reduced participation in Medicare+Choice and a loss of unprofitable commercial membership. We are seeking to replace revenue and increase our commercial business through a number of new product initiatives. Our revenues could decline if we lose membership, fail to increase membership in targeted markets or fail to gain market acceptance for new products for any reason, including:

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

To reduce insolvency risk, we have developed contingency plans that include shifting members to other providers and reviewing operational and financial plans to monitor and maximize financial and network stability. In a limited number of circumstances, we have also taken steps to establish security reserves for insolvency issues. Security reserves are most frequently in the forms of letters of credit or segregated funds that are held in the provider’s name in a third party financial institution. The reserves may be used to pay claims that are the financial responsibility of the provider. These security reserves may not be adequate to cover claims that are the financial responsibility of the provider.

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

Overall, prescription drug costs have been rising for the past few years. The increases are due to higher unit costs for currently available medications, the introduction of new drugs that treat new conditions or have fewer side effects, new medications costing significantly more than existing drugs, direct consumer advertising by the pharmaceutical industry creating consumer demand for particular brand drugs, patients seeking medications to address lifestyle changes, higher prescribed doses of medications and enhanced pharmacy benefits for members such as reduced copayments and higher benefit maximums. We may be unable to predict these costs when establishing our premiums or completely manage these costs, which could adversely impact our profitability.

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

Efforts to bring suit against health plans continue, with a number of lawsuits brought against us and other health plans, including “In re Managed Care.” In general, the class action lawsuits brought by health care providers allege that health plans’ claims processing systems automatically and impermissibly alter codes included on providers’ reimbursement/claims forms to reduce the amount of reimbursement, and that health plans impose unfair contracting terms on health care providers, delay making capitated payments under their capitated contracts, and negotiate capitation payments that are inadequate to cover the costs of health care services provided.

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

The Medicare program has accounted for 49% of our total revenue in 2003 and more than 50% of our total revenue in each of the prior five years. CMS regulates the benefits provided, premiums paid, quality assurance procedures, marketing and advertising for our Medicare+Choice products. CMS may terminate our Medicare+Choice contracts or elect not to renew those contracts when those contracts come up for renewal every 12 months. Although we are receiving increased government funding under the MMA, we may still face the risk of reduced or insufficient government reimbursement and the need to continue to exit unprofitable markets. The loss of Medicare contracts or changes in the regulatory requirements governing the Medicare+Choice program or the program itself could have a material adverse effect on our financial position, results of operations or cash flows.

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

Our health plans are subject to substantial federal and state government regulations, including those relating to:

•	maintenance of minimum net worth or risk based capital;

•	licensing requirements;

•	approval of policy language and benefits;

•	mandated benefits and administrative processes;

•	mandated claims and appeals review procedures;

•	provider compensation arrangements;

•	member disclosure;

•	periodic audits and investigations by state and federal agencies;

•	restrictions on some investment activities; and

•	restrictions on our subsidiaries’ ability to make dividend payments, loans, loan repayments or other payments to us.

The laws and regulations governing our business and interpretations of these laws and regulations are subject to frequent change. In recent years, significant federal and state laws have been enacted that have increased our cost of doing business, exposed us to increased liability and had other adverse effects on our business. State and federal governments are continually considering changes to the laws and regulations regulating our industry, and are currently considering laws and regulations relating to:

•	increasing minimum capital or risk based capital requirements;

•	mandating benefits and products;

•	restricting a health plan’s ability to limit coverage to medically necessary care;

•	reducing the reimbursement or payment levels for government funded programs;

•	imposing guidelines for pharmaceutical manufacturers that could cause pharmaceutical companies to restructure the financial terms of their business arrangements with PBMs or health plans;

•	patients’ bill of rights legislation at the state and federal level that could hold health plans liable for medical malpractice;

•	limiting a health plan’s ability to capitate physicians and hospitals or delegate financial risk, utilization review, quality assurance or other medical decisions to our contracting physicians and hospitals;

•	restricting a health plan’s ability to select and terminate providers in our networks;

•	allowing independent physicians to collectively bargain with health plans on a number of issues, including financial compensation;

•	adding further restrictions and administrative requirements on the use, retention, transmission, processing, protection and disclosure of personally identifiable health information;

•	tightening time periods for the timely payment and administration of health care claims and imposing financial and other penalties for non-compliance; and

•	allowing employers to leverage their purchasing power through associations or other multiple employer arrangements.

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

Nearly all of our subsidiaries are subject to health plan regulations or insurance regulations and may be subject to substantial supervision by one or more health plan or insurance regulators. Subsidiaries subject to regulation must meet or exceed various capital standards imposed by health plan or insurance regulations, which may from time to time impact the amount of funds the subsidiaries can pay to us. Our subsidiaries are not obligated to make funds available to us. Additionally, from time to time, we advance funds in the form of a loan or capital contribution to our subsidiaries to assist them in satisfying state financial requirements. We may provide additional funding to a subsidiary if a state regulator imposes additional financial requirements due to concerns about the financial position of the subsidiary or if there is an adverse effect resulting from changes to the risk based capital requirements. This may in turn affect the subsidiary’s ability to pay state-regulated dividends or make other cash transfers.

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

We are required under the senior credit facility to maintain compliance with certain financial ratios. We may not be able to maintain these ratios. Covenants in the senior credit facility and our 10 3/4% senior notes may impair our ability to expand or pursue our business strategies. Our ability to comply with these covenants and other provisions of the senior credit facility and our 10 3/4% senior notes may be affected by our operating and financial performance, changes in business conditions or results of operations, adverse regulatory developments or other events beyond our control. In addition, if we do not comply with these covenants, the lenders under the senior credit facility and our 10 ¾% senior notes may accelerate our debt repayment under the senior credit facility and our 10 3/4% senior notes. If the indebtedness under the senior credit facility or our 10 3/4% senior notes is accelerated, we could not assure you that our assets would be sufficient to repay all outstanding indebtedness in full.

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

Item 4: Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, or CEO, and chief financial officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2004.

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

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

See Note 7 of the Notes to Condensed Consolidated Financial Statements.

Item 2: Changes In Securities, Use of Proceeds and Issuer Purchases of Equity Securities

A description of our stock repurchase program and tabular disclosure of the information required under this Item 2 is contained under the caption “Financing Activities” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I of this Quarterly Report on Form 10-Q.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 20, 2004. On March 31, 2004, the record date for our annual meeting, there were 86,012,469 shares of common stock outstanding and entitled to vote at the annual meeting. The following is a brief description of each matter voted on at the meeting and a statement of the number of votes cast with respect to each matter.

(1)	The stockholders approved the election of the nominees to PacifiCare’s Board of Directors.

Director	For	Withhold Authority
Aida Alvarez	76,394,453	1,962,295
Bradley C. Call	75,906,885	2,449,863
Terry O. Hartshorn	51,174,720	27,182,028
Dominic Ng	76,374,780	1,981,968
Howard G. Phanstiel	75,204,880	3,151,868
Warren E. Pinckert II	74,862,777	3,493,971
David A. Reed	75,416,148	2,940,600
Charles R. Rinehart	75,923,194	2,433,554
Linda Rosenstock	76,394,923	1,961,825
Lloyd E. Ross	74,893,966	3,462,782

(2)	The stockholders approved the amendment and restatement of the Employee Stock Purchase Plan to increase by 1,500,000 the number of shares of the common stock available for issuance under the plan.

For	Against	Abstain	Broker Non-Votes
61,545,200	7,187,936	125,703	9,497,909

(3)	The stockholders ratified the selection of Ernst & Young LLP as our independent auditors for 2004.

For	Against	Abstain	Broker Non-Votes
76,541,890	1,520,749	294,109	—

Item 5: Other Information

(a) Other information not previously reported on Form 8-K

None.

(b) Information required by Item 401(j) of Regulation S-K (§229.401)

None.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits

An “Exhibit Index” is filed as part of this Form 10-Q on page 50 and is incorporated by reference.

(b) Reports on Form 8-K

On April 29, 2004, we furnished a Form 8-K that included a press release wherein we announced our financial and operating results for the quarter ended March 31, 2004.

On May 21, 2004, we filed a Form 8-K that filed a press release wherein we announced that our Board of Directors has authorized a share repurchase program under which up to $150 million of our common stock may be repurchased.

On June 14, 2004, we furnished a Form 8-K that included a press release wherein we reaffirmed our earnings per share guidance for the full year 2004 and provided new guidance for our Medicare+Choice business for 2005.

On June 18, 2004, we furnished a Form 8-K attaching text of certain information presented by us at an investor conference held on June 11, 2004, along with reconciliations of the differences between certain non-GAAP financial measures presented at the investor conference to the most directly comparable GAAP financial measures.

The information furnished pursuant to the current reports on Form 8-K on April 29, 2004, June 14, 2004 and June 18, 2004 described above was intended to be furnished under Item 12 of the Form 8-K and is not to be considered “filed” under the Securities Exchange Act of 1934, as amended, nor shall it be incorporated by reference into this filing or future filings by us under the Securities Act of 1933, as amended or under the Securities Exchange Act of 1934, as amended, unless we expressly set forth in such future filing that such information is to be considered “filed” or incorporated by reference therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICARE HEALTH SYSTEMS, INC. (Registrant)

Date: August 4, 2004	By:	/s/ GREGORY W. SCOTT
Gregory W. Scott Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 4, 2004	By:	/s/ PETER A. REYNOLDS
Peter A. Reynolds Senior Vice President and Corporate Controller (Chief Accounting Officer)

EXHIBIT INDEX

3.01	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-3 (File No. 333-83069)).

3.02	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K, dated November 19, 1999).

3.03	Amendment to Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.03 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).

3.04	First Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.04 to Registrant’s Form 10-K for the year ended December 31, 2003).

4.01	Form of Specimen Certificate For Registrant’s Common Stock (incorporated by reference to Exhibit 4.02 to Registrant’s Form 10-K for the year ended December 31, 1999).

4.02	Indenture, dated as of November 22, 2002, between Registrant and U.S. Bank National Association (as Trustee) (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-3 (File No. 333-102909)).

4.03	Registration Rights Agreement, dated as of November 22, 2002, between the Registrant and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-3 (File No. 333-102909)).

4.04	Indenture, dated as of May 21, 2002, among PacifiCare Health Systems, Inc., as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc. and SeniorCo, Inc., as initial subsidiary guarantors, and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).

4.05	Registration Rights Agreement, dated May 21, 2002, by and among PacifiCare Health Systems, Inc., PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc., SeniorCo, Inc., Morgan Stanley & Co. Incorporated, and UBS Warburg LLC (incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).

4.06	Supplemental Indenture, dated as of September 15, 2003, by and among PacifiCare Health Systems, Inc., PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc., and SeniorCo, Inc., as initial subsidiary guarantors, Rx Solutions, Inc., PacifiCare Behavioral Health, Inc., and Secure Horizons USA, Inc., as PHPA subsidiary guarantors, U.S. Bank National Association, as successor to the State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.06 to Registrant’s Form 10-K for the year ended December 31, 2003).

4.07	Specimen Form of Exchange Global Note for the 10 3/4% Senior Notes due 2009 (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).

4.08	Rights Agreement, dated as of November 19, 1999, between the Registrant and Chase Mellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K, dated November 19, 1999).

10.01	Senior Executive Employment Agreement, dated as of March 30, 2004, between the Registrant and Howard G. Phanstiel (incorporated by reference to Exhibit 10.01 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.02	Senior Executive Employment Agreement, dated as of August 1, 2001, between the Registrant and Gregory W. Scott (incorporated by reference to Exhibit 10.04 to Registrant’s Form 10-K for the year ended December 31, 2001).

10.03	Senior Executive Employment Agreement, dated as of March 1, 2002, between Registrant and Bradford A. Bowlus (incorporated by reference to Exhibit 99.4 to Registrant’s Form 10-Q for the quarter ended March 31, 2002).

10.04	Senior Executive Employment Agreement, dated as of July 22, 2002, between the Registrant and Jacqueline B. Kosecoff, Ph.D. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended September 30, 2002).

10.05	Senior Executive Employment Agreement, dated as of March 31, 2004, between the Registrant and Katherine F. Feeny (incorporated by reference to Exhibit 10.05 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.06	Senior Executive Employment Agreement, dated as of January 1, 2002, between the Registrant and Joseph S. Konowiecki (incorporated by reference to Exhibit 10.26 to Registrant’s Form 10-K for the year ended December 31, 2001).

10.07	Senior Executive Employment Agreement, dated as of December 2, 2002, between the Registrant and Sharon D. Garrett (incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2002).

10.08	Senior Executive Employment Agreement, dated as of October 3, 2002, between the Registrant and Peter A. Reynolds (incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2003).

10.09	1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit 10.05 to Registrant’s Form 8-B, dated January 23, 1997).

10.10	First Amendment to 1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit D to Registrant’s Proxy Statement, dated May 25, 1999).

10.11	Second Amendment to the 1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).

10.12	Form of Restricted Stock Grant Notice and Restricted Stock Grant Agreement under the 1996 Stock Option Plan for Officers and Key Employees of the Registrant, as amended (incorporated by reference to Exhibit 10.12 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.13	Form of Stock Option Agreement under the 1996 Stock Option Plan for Officers and Key Employees of the Registrant, as amended (incorporated by reference to Exhibit 10.13 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.14	2000 Employee Plan (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-44038)).

10.15	First Amendment to the 2000 Employee Plan of the Registrant (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).

10.16	Form of Restricted Stock Grant Notice and Restricted Stock Grant Agreement under the 2000 Employee Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.16 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.17	Form of Stock Option Agreement under the 2000 Employee Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.18	Amended and Restated 2000 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 1 to Registrant’s Proxy Statement, dated May 18, 2001).

10.19	First Amendment to the Amended and Restated 2000 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).

10.20	Second Amendment to the Amended and Restated 2000 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 10.18 to Registrant’s Form 10-Q for the quarter ended September 30, 2003).

10.21	Form of Stock Option Agreement under the Amended and Restated 2000 Non-Employee Directors Stock Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.22	Amended and Restated 1996 Non-Officer Directors Stock Plan (incorporated by reference to Exhibit E to Registrant’s Proxy Statement, dated May 25, 1999).

10.23	First Amendment to Amended and Restated 1996 Non-Officer Directors Stock Option Plan (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-8 (File No. 333-49272)).

10.24	Form of Stock Option Agreement under the Amended and Restated 1996 Non-Officer Directors Stock Option Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.24 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.25	2003 Incentive Bonus Plan of the Registrant (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2003).

10.26	2003 Management Incentive Compensation Plan of the Registrant (incorporated by reference to Annex B to Registrant’s Proxy Statement, dated May 8, 2003).

10.27	Amended 1997 Premium Priced Stock Option Plan of the Registrant (incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement, dated April 28, 1998).

10.28	First Amendment to Amended 1997 Premium Priced Stock Option Plan, dated as of August 27, 1998 (incorporated by reference to Exhibit 10.12 to Registrant’s Form 10-K for the year ended December 31, 1998).

10.29	Third Amended and Restated PacifiCare Health Systems, Inc. Stock Unit Deferred Compensation Plan, dated January 1, 2002 (incorporated by reference to Exhibit 10.20 to Registrant’s Form 10-K for the year ended December 31, 2002).

10.30	First Amendment, dated as of January 22, 2003, to the Third Amended and Restated PacifiCare Health Systems, Inc. Stock Unit Deferred Compensation Plan, dated January 1, 2002 (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2002).

10.31	Third Amended and Restated PacifiCare Health Systems, Inc. Non-Qualified Deferred Compensation Plan, dated as of October 23, 2003 (incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-Q for the quarter ended September 30, 2003).

10.32	Second Amended and Restated PacifiCare Health Systems, Inc. Statutory Restoration Plan, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.23 to Registrant’s Form 10-K for the year ended December 31, 2002).

10.33	Amended and Restated 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to Registrant’s Proxy Statement dated April 22, 2004).

10.34	Form of Contract with Eligible Medicare+Choice Organization and the Centers for Medicare and Medicaid Services for the period January 1, 2004 to December 31, 2004 (incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-K for the year ended December 31, 2003).

10.35	Form of Indemnification Agreement by and between the Registrant and certain of its Directors and Executive Officers (incorporated by reference to Exhibit 10.26 to Registrant’s Form 10-Q for the quarter ended March 31, 2003).

10.36	Information Technology Services Agreement, dated as of December 31, 2001, between the Registrant and International Business Machines Corporation (incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-K for the year ended December 31, 2001).

10.37	Information Technology Services Agreement, dated as of January 11, 2002, between the Registrant and Keane, Inc. (incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-K for the year ended December 31, 2001).

10.38	Credit Agreement, dated as of June 3, 2003, between the Registrant, the Subsidiary Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).

10.39	Amendment No. 1 to the Credit Agreement, dated as of November 13, 2003, between the Registrant, the Subsidiary Guarantors party thereto and JPMorgan Chase Bank as Administrative Agent (incorporated by reference to Exhibit 10.35 to Registrant’s Form 10-K for the year ended December 31, 2003).

10.40	Amendment No. 2 to the Credit Agreement, dated as of December 17, 2003, between the Registrant, the Subsidiary Guarantors party thereto and JPMorgan Chase Bank as Administrative Agent (incorporated by reference to Exhibit 10.36 to Registrant’s Form 10-K for the year ended December 31, 2003).

*10.41	Amendment No. 3 to the Credit Agreement, dated as of May 19, 2004, between the Registrant, the Subsidiary Guarantors party thereto and JPMorgan Chase Bank as Administrative Agent, a copy of which is filed herewith.

10.42	Memorandum of Understanding, dated as of March 21, 2003, by and among the State of Texas, the Office of the Attorney General, the Texas Department of Insurance, including the Texas Insurance Commissioner, and PacifiCare of Texas, Inc. (incorporated by reference to Exhibit 10.35 to Registrant’s Form 10-Q for the quarter ended March 31, 2003).

10.43	Definitive Settlement Agreement, dated as of July 23, 2003, by and among the State of Texas, the Office of the Attorney General, the Texas Department of Insurance, including the Texas Insurance Commissioner, and PacifiCare of Texas, Inc. (incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).

11.1	Statement regarding computation of per share earnings (included in Note 8 to the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q).

14.1	Financial Code of Ethics (incorporated by reference to Exhibit 14.1 to Registrant’s Form 10-K for the year ended December 31, 2003).

*15.1	Letter re: Unaudited Interim Financial Information, a copy of which is filed herewith.

*20.1	Independent Registered Public Accounting Firm’s Review Report, a copy of which is filed herewith.

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*	A copy of this exhibit is being filed with this Quarterly Report on Form 10-Q.