Form 10-Q
period 2004-09-30
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 2004-11-04
CIK 1027974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

There were approximately 84,259,000 shares of common stock outstanding on October 29, 2004.

PACIFICARE HEALTH SYSTEMS, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$867,595	$1,198,422
Marketable securities	1,586,605	1,359,720
Receivables, net	303,945	265,943
Prepaid expenses and other current assets	46,279	57,299
Deferred income taxes	119,557	149,817

Total current assets	2,923,981	3,031,201

Property, plant and equipment, net	152,920	149,407
Marketable securities-restricted	137,051	166,546
Goodwill	983,104	983,104
Intangible assets, net	206,269	221,108
Other assets	68,657	67,938

	$4,471,982	$4,619,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1,066,600	$1,027,500
Accounts payable and accrued liabilities	498,828	490,810
Unearned premium revenue	94,957	496,480
Current portion of long-term debt	6,059	7,496

Total current liabilities	1,666,444	2,022,286

Long-term debt	472,470	477,700
Convertible subordinated debentures	135,000	135,000
Deferred income taxes	101,942	104,777
Other liabilities	35,572	28,004
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; issued and outstanding 84,230 shares in 2004 and 84,854 shares in 2003	842	848
Unearned compensation	(34,097)	(16,843)
Additional paid-in capital	1,509,770	1,458,310
Accumulated other comprehensive income	8,628	18,815
Retained earnings	575,411	390,407

Total stockholders’ equity	2,060,554	1,851,537

	$4,471,982	$4,619,304

All applicable share and per share amounts reflect the retroactive effects of the two-for-one common stock split in the form of a stock dividend that was effective January 20, 2004.

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended September 30,
	2004	2003
Revenue:
Commercial	$1,419,140	$1,264,072
Senior	1,480,778	1,334,318
Specialty and other	181,199	127,577
Net investment income	24,509	16,200

Total operating revenue	3,105,626	2,742,167

Expenses:
Health care services and other:
Commercial	1,192,632	1,056,512
Senior	1,257,631	1,130,124
Specialty and other	101,678	66,019

Total health care services and other	2,551,941	2,252,655

Selling, general and administrative expenses	401,050	364,257

Operating income	152,635	125,255
Interest expense, net	(10,182)	(16,924)

Income before income taxes	142,453	108,331
Provision for income taxes	54,285	40,841

Net income	$88,168	$67,490

Basic earnings per share	$1.05	$0.91

Diluted earnings per share	$0.94	$0.86

All applicable share and per share amounts reflect the retroactive effects of the two-for-one common stock split in the form of a stock dividend that was effective January 20, 2004.

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(Amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2004	2003
Revenue:
Commercial	$4,219,045	$3,733,378
Senior	4,332,078	4,059,687
Specialty and other	501,891	363,912
Net investment income	64,183	55,019

Total operating revenue	9,117,197	8,211,996

Expenses:
Health care services and other:
Commercial	3,559,411	3,156,147
Senior	3,730,703	3,427,000
Specialty and other	276,170	191,767

Total health care services and other	7,566,284	6,774,914

Selling, general and administrative expenses	1,142,525	1,041,100

Operating income	408,388	395,982
Interest expense, net	(31,852)	(56,884)

Income before income taxes	376,536	339,098
Provision for income taxes	145,343	127,840

Net income	$231,193	$211,258

Basic earnings per share	$2.74	$2.90

Diluted earnings per share	$2.44	$2.76

All applicable share and per share amounts reflect the retroactive effects of the two-for-one common stock split in the form of a stock dividend that was effective January 20, 2004.

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2004	2003
Operating activities:
Net income	$231,193	$211,258
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization	37,407	34,465
Deferred income taxes	32,899	(12,119)
Stock-based compensation expense	27,822	13,135
Tax benefit realized upon exercise of stock-based compensation	15,982	7,708
Amortization of intangible assets	14,839	16,477
Amortization of notes receivable from sale of fixed assets	(4,172)	(4,188)
Amortization of capitalized loan fees	3,232	6,376
Loss on disposal of property, plant and equipment	2,749	18,345
Provision for doubtful accounts	425	3,479
Amortization of discount on 10 3/4% senior notes	213	327
Employee benefit plan contributions in treasury stock	—	1,363
Changes in assets and liabilities:
Receivables, net	(41,555)	(283)
Prepaid expenses and other assets	1,087	(29,923)
Medical claims and benefits payable	39,100	(6,200)
Accounts payable and accrued liabilities:
Payments for Office of Personnel Management settlement, net of amounts received	—	(10,000)
Accrued taxes	(971)	36,390
Other changes in accounts payable and accrued liabilities	27,909	30,427
Unearned premium revenue	(394,223)	(417,998)

Net cash flows used in operating activities	(6,064)	(100,961)

Investing activities:
Purchase of marketable securities, net	(242,546)	(136,617)
Purchase of property, plant and equipment	(45,087)	(37,047)
Sale of marketable securities-restricted, net	29,495	17,637
Proceeds from the sale of property, plant and equipment	—	21

Net cash flows used in investing activities	(258,138)	(156,006)

Financing activities:
Purchase and retirement of common stock	(102,951)	—
Proceeds from issuance of common stock	43,206	22,966
Payments on software financing agreement	(5,515)	(3,295)
Principal payments on long-term debt	(1,365)	(150,585)
Proceeds from senior credit facility	—	150,000
Principal payments on FHP senior notes	—	(43,250)
Use of restricted cash collateral for payment of FHP senior notes	—	43,250
Loan fees	—	(6,949)

Net cash flows provided by (used in) financing activities	(66,625)	12,137

Net decrease in cash and equivalents	(330,827)	(244,830)
Beginning cash and equivalents	1,198,422	951,689

Ending cash and equivalents	$867,595	$706,859

Table continued on next page.

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2004	2003
Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$88,647	$95,038
Interest	$27,363	$45,760
Supplemental schedule of noncash investing and financing activities:
Details of accumulated other comprehensive income:
Change in market value of marketable securities	$(15,661)	$3,065
Decrease (increase) in deferred tax liability	5,474	(945)

Change in stockholders’ equity	$(10,187)	$2,120

Stock-based compensation	$3,952	$5,028

Discount on 10 3/4% senior notes	$(1,316)	$(2,462)

Details of assets acquired:
Net book value of assets acquired	$—	$(77)
Note payable	—	77

Cash paid for assets acquired	$—	$—

Table continued from previous page.

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(amounts in thousands, except per share data)
Net income, as reported	$88,168	$67,490	$231,193	$211,258
Add stock-based compensation expense included in reported net income, net of related tax effect	3,200	2,076	13,000	5,446
Deduct total stock-based compensation expense determined under fair value method for all awards, net of related tax effect	(3,831)	(4,353)	(15,197)	(12,321)

Pro forma net income	$87,537	$65,213	$228,996	$204,383

Earnings per share:
Basic — as reported	$1.05	$0.91	$2.74	$2.90

Basic — pro forma	$1.05	$0.88	$2.72	$2.80

Diluted — as reported	$0.94	$0.86	$2.44	$2.76

Diluted — pro forma	$0.93	$0.83	$2.42	$2.67

The following table illustrates the components of our stock-based compensation expense for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount
	(amounts in thousands)
Stock options	$2,360	$1,461	$1,564	$935	$7,631	$4,685	$5,847	$3,496
Employee Stock Purchase Plan	2,810	1,739	1,909	1,141	13,542	8,315	3,260	1,950

	5,170	3,200	3,473	2,076	21,173	13,000	9,107	5,446
Restricted stock (1)	2,275	1,408	1,413	845	6,649	4,082	4,028	2,409

Total	$7,445	$4,608	$4,886	$2,921	$27,822	$17,082	$13,135	$7,855

(1)	The recognition and measurement of restricted stock is the same under APB Opinion No. 25 and SFAS No. 123. The related expenses for the fair value of restricted stock were charged to selling, general and administrative expenses and are included in the net income, as reported amounts in the pro forma net income table above. See Note 4, “Stockholders’ Equity.”

3. Long-Term Debt and Other Commitments

Convertible Subordinated Debentures. We have $135 million in aggregate principal amount of 3% convertible subordinated debentures due in 2032. The debentures are convertible into 6,428,566 shares of common stock under certain conditions, including satisfaction of a market price condition for our common stock, satisfaction of a trading price condition relating to the debentures, upon notice of redemption, or upon specified corporate transactions. Each $1,000 of the debentures is convertible into 47.619 shares of our common stock. The market price condition for conversion of the debentures is satisfied if the closing sale price of our common stock exceeds 110% of the conversion price (which is calculated at $23.10 per share) for the debentures for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of any fiscal quarter. In the event that the

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

(unaudited)

market price condition is satisfied during any fiscal quarter, the debentures are convertible, at the option of the holder, during the following fiscal quarter. The market price condition is evaluated each quarter to determine whether the debentures will be convertible at the option of the holder during the following fiscal quarter. Beginning with the quarter ended September 30, 2003 and during each consecutive calendar quarter up through the quarter ended September 30, 2004, the market price condition described above was satisfied. As a result, the debentures were convertible beginning October 1, 2003, and remain convertible at the option of the holder at any time during the quarter ended December 31, 2004. While no debentures were converted as of September 30, 2004, they are considered common stock equivalents and are included in the calculation of weighted average shares outstanding on a diluted basis for the three and nine months ended September 30, 2004.

In September 2004, the Emerging Issues Task Force, or EITF, affirmed its decision on EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, which impacts when the conversion to shares of common stock should be recognized for periods prior to the satisfaction of the market price condition. EITF No. 04-8 requires issuers of contingently convertible debt instruments which become convertible into common stock if certain events occurs, such as the underlying common stock achieving a specified price target, to include the dilutive impact of the instrument in diluted earnings per share upon issuance, rather than waiting until the specified share price is met. Currently, the FASB anticipates this consensus would be effective for all periods ending after December 15, 2004 and must be applied by restating all periods during which the instrument was outstanding. The following table illustrates the effect the adoption of this consensus would have had on our diluted earnings per share for the three and nine months ended September 30, 2003:

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
	(Amounts in thousands, except per share data)
Net income, as reported	$67,490	$211,258
Adjustment for interest expense avoided on convertible subordinated debentures, net of tax	631	1,892

Net income, pro forma	$68,121	$213,150

Denominator for diluted earnings per share, as reported (1)	78,420	76,486
Common stock equivalents related to convertible subordinated debentures	6,429	6,429

Denominator for diluted earnings per share, pro forma	84,849	82,915

Diluted earnings per share, as reported	$0.86	$2.76

Diluted earnings per share, pro forma	$0.80	$2.57

(1)	See Note 8, “Earnings Per Share.”

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

September 30, 2004

(unaudited)

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

In April 2003, we entered into an interest rate swap on $300 million of our 10 3/4% senior notes for the purpose of hedging the fair value of our indebtedness. This fair value hedge is accounted for using the short-cut method under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the hedge is reported in our balance sheets at fair value, and the carrying value of the long-term debt is adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Under the terms of the agreement, we make interest payments based on the three-month London Interbank Offered Rate, or LIBOR, plus 692 basis points and receive interest payments based on the 10 3/4% fixed rate. Our current floating rate under the swap agreement was 8.71%, at September 30, 2004 which is based on a 90-day LIBOR of 1.79% plus 692 basis points. The three-month LIBOR rate we use to determine our interest payments under the swap agreement was first established on June 2, 2003 and resets every three months thereafter, until expiration in June 2009.

Certain of our domestic subsidiaries fully and unconditionally guarantee the 10 3/4% senior notes. See Note 11, “Financial Guarantees.”

Senior Credit Facility. In June 2003, we replaced our senior credit facility with a new syndicated facility with JPMorgan Chase Bank serving as the Administrative Agent. The new facility consists of a $150 million term loan, which matures on June 3, 2008, and a $150 million revolving line of credit, which matures on June 3, 2006. We used the proceeds from the term loan to repay the $131 million outstanding under the prior facility. The remaining $19 million was used to pay fees and expenses relating to the new facility and for general corporate purposes. As of September 30, 2004, we had $148 million outstanding on the term loan and no balance outstanding on the revolving line of credit. There were no borrowings under the revolving line of credit during the quarter ended September 30, 2004.

On December 17, 2003, our senior credit facility was amended to provide for reduced interest rates per annum applicable to term loan borrowings, with the amount of margin spread for the borrowing being determined by our current debt ratings. The amended applicable rates are, at our option, either JPMorgan Chase Bank’s prime rate (or, if greater, the Federal Funds Rate plus 0.50%) which we refer to as the alternative base rate, plus a margin spread of 1.25% to 1.75% per annum, or the LIBOR for the applicable interest period, plus a margin spread of 2.25% to 2.75% per annum. All of our borrowings under the term loan are currently LIBOR borrowings, and the current margin spread on our term loan borrowings is 2.25%. As of September 30, 2004, our term loan interest rates ranged from 3.89% to 4.11% per annum, which is based on the 60 and 90-day LIBOR, plus the applicable margin spread of 2.25%. The interest rates per annum under the senior credit facility applicable to revolving credit borrowings are, at our option, either the alternate base rate plus a margin spread of between 1.50% to

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

(unaudited)

2.75% per annum, or the LIBOR for the applicable interest period plus a margin spread of between 2.50% to 3.75% per annum, with the amount of the margin for any borrowing being determined based on current credit ratings for the debt under the senior credit facility. Our current margins for revolving credit borrowings are 1.75% per annum for alternate base rate borrowings and 2.75% per annum for LIBOR borrowings.

The terms of the senior credit facility contain various covenants customary for financings of this type which place restrictions on our and/or our subsidiaries’ ability to incur debt, pay dividends, create liens, make investments, optionally repay, redeem or repurchase our securities, and enter into mergers, dispositions and transactions with affiliates. In May 2004, we amended the senior credit facility to permit the repurchase of up to $150 million of our common stock. The senior credit facility also requires us to meet various financial ratios, including a minimum net worth requirement, a minimum fixed-charge coverage requirement and a maximum leverage ratio. At September 30, 2004, we were in compliance with all of these covenants. See Note 11, “Financial Guarantees.”

Certain of our domestic subsidiaries provide guarantees and have granted security interests to the lenders in substantially all of their personal property in order to secure our obligations under the senior credit facility. We have also pledged the equity of certain of our subsidiaries to the lenders. These subsidiaries fully and unconditionally guarantee the senior credit facility.

Database Financing Agreements. As of September 30, 2004, we had $5 million outstanding under various financing agreements related to the purchase of database licenses, financial accounting system software and related maintenance in connection with the implementation of our information technology, or IT, initiatives. Payments under the financing agreements are due quarterly through October 2006. The interest imputed on the payment plan agreements ranges from 4.0% to 6.5%.

Letters of Credit. Letters of credit are purchased guarantees that assure our performance or payment to third parties in connection with professional liability insurance policies, lease commitments and other potential obligations. Letters of credit commitments totaled $17 million and $18 million at September 30, 2004 and 2003, respectively. As of September 30, 2004, our letters of credit commitments were backed by funds deposited in restricted cash accounts.

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

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

(unaudited)

4. Stockholders’ Equity

Stock Repurchase Program. In May 2004, our Board of Directors authorized a share repurchase program under which up to $150 million of our common stock may be repurchased. Under the program, repurchases may be made from time to time in the open market or through privately negotiated transactions using available cash, and may be discontinued at any time. During the three and nine months ended September 30, 2004, we repurchased approximately 2 million shares and 3 million shares, respectively, which cost approximately $62 million and $100 million, respectively. The remaining authorization under our stock repurchase program as of September 30, 2004 was $50 million.

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

Restricted Stock Awards. For the three months ended September 30, 2004 and 2003, we granted 700 and 29,000 shares of restricted common stock, respectively, including stock deferred into restricted stock units, as part of an employee recognition and retention program. For the nine months ended September 30, 2004 and 2003, we granted 792,600 and 1,478,600 shares in connection with the same program, respectively. Restrictions on these shares will expire and related charges are being amortized as earned over the vesting period of up to four years. A total of approximately 38,700 and 21,200 shares were forfeited during the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, 98,200 and 54,800 shares were forfeited, respectively.

All shares of restricted stock were issued from our 1996 Officer and Key Employee Stock Option Plan, as amended. The amount of unearned compensation recorded is based on the market value of the shares on the date of issuance and is included as a separate component of stockholders’ equity. Expenses related to the vesting of restricted stock (charged to selling, general and administrative expenses) were $2.3 million and $1.4 million for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, the related expenses were $6.6 million and $4.0 million, respectively.

5. Goodwill and Intangible Assets

Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which, among other things, eliminates the amortization of goodwill and other intangibles with indefinite lives. Under the rule, intangible assets, including goodwill, that are not subject to amortization are tested for impairment annually or

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

(unaudited)

more frequently if impairment indicators exist. Under the guidance of SFAS No. 142, we use a discounted cash flow methodology to assess the fair values of our reporting units. Impairment is measured by comparing the goodwill derived from the hypothetical purchase price allocation to the carrying value of the goodwill balance. No goodwill impairment indicators existed for the nine months ended September 30, 2004 and, as a result, impairment testing was not required.

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

	Cost	Accumulated Amortization	Net Balance
	(amounts in thousands)
Intangible assets:
Employer groups	$243,820	$136,683	$107,137
Provider networks	121,051	23,369	97,682
Other	10,729	9,279	1,450

Balance at September 30, 2004	$375,600	$169,331	$206,269

Intangible assets:
Employer groups	$243,820	$124,170	$119,650
Provider networks	121,051	21,080	99,971
Other	10,729	9,242	1,487

Balance at December 31, 2003	$375,600	$154,492	$221,108

6. Health Care Services and Other Expenses

The following table presents the components of total health care services and other expenses for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,
	2004		2003
	Commercial	Senior	Commercial	Senior
	(amounts in millions)
Capitation expense	$387	$724	$377	$677
All other health care services and other expenses	806	534	680	453

Total health care services and other expenses	$1,193	$1,258	$1,057	$1,130

	Nine Months Ended September 30,
	2004		2003
	Commercial	Senior	Commercial	Senior
	(amounts in millions)
Capitation expense	$1,188	$2,137	$1,128	$2,047
All other health care services and other expenses	2,371	1,594	2,028	1,380

Total health care services and other expenses	$3,559	$3,731	$3,156	$3,427

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

(unaudited)

7. Contingencies

Provider Instability and Insolvency. Our health care services and other expenses include write-offs of certain uncollectible receivables from providers, and the estimated cost of unpaid health care claims normally covered by our capitation payments. Depending on state law, we may be held liable for unpaid health care claims that were previously the responsibility of the capitated provider and for which we have already paid capitation. Insolvency reserves also include estimates for potentially insolvent providers that we have specifically identified, where conditions indicate claims are not being paid or claim payments have slowed considerably, and we have determined that it is probable that we will be required to make the providers’ claim payments. We continue to monitor the financial condition of our providers where there is perceived risk of insolvency and adjust our insolvency reserves as necessary. Information provided by provider groups may be unaudited, self-reported information or may not ultimately be obtained. The balance of our insolvency reserves included in medical claims and benefits payable totaled $36 million at September 30, 2004 and $37 million at December 31, 2003.

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

In Re Managed Care. In mid-2000, various federal actions against managed care companies, including us, were joined in a multi-district litigation that was coordinated for pre-trial proceedings in the United States District Court for the Southern District of Florida. This litigation is known as “In re Managed Care Litigation.” Thereafter, Dr. Dennis Breen, Dr. Leonard Klay, Dr. Jeffrey Book and several other physicians, along with several medical associations, including the California Medical Association, joined the “In re Managed Care” proceeding as plaintiffs. These physicians sued several managed care companies, including us, alleging, among other things, that the companies have systematically underpaid providers for medical services to members, have delayed payments, and that the companies impose unfair contracting terms on providers and negotiate capitation payments that are inadequate to cover the costs of health care services provided.

We sought to compel arbitration of all of Dr. Breen’s, Dr. Book’s and other physician claims against us. The District Court granted our motion to compel arbitration against all of these claims except for claims for violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO (“Direct RICO Claims”), and for their RICO conspiracy and aiding and abetting claims that stem from contractual relationships with other managed care companies. On April 7, 2003, the United States Supreme Court held that the District Court should have compelled arbitration of the Direct RICO Claims filed by Dr. Breen and Dr. Book. On September 15, 2003, the District Court entered another ruling on several of our motions to compel arbitration, ordering arbitration of all claims arising out of our contracts with plaintiffs containing arbitration clauses. The District Court, however, also ruled that (a) plaintiffs’ RICO conspiracy and aiding and abetting claims against us that stem from contractual relationships with other managed care companies and (b) plaintiffs’ claims based on services they provided to our members outside of any contractual relationship with us or assignments from our members do not need to be arbitrated. As a result, the order to compel arbitration does not cover part of the conspiracy and aiding and abetting claims of all plaintiffs or any of the direct claims by a subset of plaintiffs (non-contracted plaintiffs who provide services to our members but do not accept assignments from them). We appealed the District Court’s ruling to the extent it did not compel arbitration of all of plaintiffs’ claims, and the United States Court of Appeals for the Eleventh Circuit heard oral argument on this appeal on August 12, 2004. A decision is currently pending and on September 20, 2004, the Eleventh Circuit stayed the matter pending its decision.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

(unaudited)

On September 26, 2002, the District Court certified a nationwide RICO class of virtually all physicians in the country as well as a nationwide state-law subclass of physicians. On September 1, 2004, the Eleventh Circuit upheld part of the class certified by the District Court. Specifically, the Eleventh Circuit upheld the District Court’s certification of a nationwide RICO class of physicians, but reversed the District Court’s certification of plaintiffs’ state law claims. On October 15, 2004, we filed a Petition for Writ of Certiorari with the United States Supreme Court seeking review of the Eleventh Circuit’s decision to uphold the nationwide RICO class. A decision on the Petition for Writ of Certiorari is pending. We deny all material allegations and intend to defend the action vigorously.

Several additional lawsuits have been filed against us and the other defendants in the “In re Managed Care Litigation” by non-physician providers of health care services, such as chiropractors and podiatrists. Those lawsuits have been assigned to the District Court for pre-trial proceedings, but are currently stayed pending the completion of pre-trial matters in the physician class action.

PacifiCare of Texas, Inc. v. The Texas Department of Insurance and the State of Texas. In November 2001, our Texas subsidiary, PacifiCare of Texas, Inc., filed a lawsuit against the Texas Department of Insurance, or TDI, and the State of Texas challenging the TDI’s interpretation and enforcement of state statutes and regulations that would make Texas a “double-pay” state. The lawsuit relates to the financial insolvency of three physician groups that had capitation contracts with PacifiCare of Texas. Under these contracts, the responsibility for claims payments to health care providers was delegated to the contracted physician groups. We made capitation payments to each of these physician groups, but they failed to pay all of the health care providers who provided health care services covered by the capitation payments. On February 11, 2002, after the date we filed our lawsuit, the Attorney General of Texas, or AG, on behalf of the State of Texas and the TDI, filed a civil complaint against PacifiCare of Texas in the District Court of Travis County, Texas alleging violations of the Texas Health Maintenance Organization Act, Texas Insurance Code and regulations under the Code and the Texas Deceptive Trade Practices Consumer Protection Act. We entered into a complete settlement of this matter and on July 26, 2004, the Court entered orders dismissing with prejudice all of the pending litigation between the parties and issued a final judgment in the lawsuit.

Also, on July 20, 2004, the Texas Medical Association and various physicians and providers who had intervened as plaintiffs were severed from the lawsuit with the State of Texas, the AG and the TDI. Litigation regarding payment of claims of the physicians and providers who intervened in the lawsuit will continue under the case name Texas Medical Association, et al. v. PacifiCare of Texas, Inc. We deny all material allegations and intend to defend this action vigorously.

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

September 30, 2004

(unaudited)

Prescription Solutions until an appropriate arbitration is completed. Discovery is proceeding against most other defendants but is stayed as to Prescription Solutions pending arbitration. We deny all material allegations and intend to defend the action vigorously.

Other Litigation. We are involved in various legal actions in the normal course of business, including claims from our members and providers arising out of decisions to deny or restrict reimbursement for services and claims that seek monetary damages, including claims for punitive damages that are not covered by insurance. Our establishment of drug formularies, support of clinical trials and PBM services may increase our exposure to product liability claims associated with pharmaceuticals and medical devices. Based on current information, including consultation with our lawyers, we believe any ultimate liability that may arise from these actions, including the “In re Managed Care Litigation,” would not materially affect our consolidated financial position, results of operations or cash flows. However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material effect on our results of operations or cash flows of a future period. For example, the loss of even one claim resulting in a significant punitive damage award could have a material adverse effect on our business. Moreover, our exposure to potential liability under punitive damage theories may decrease significantly our ability to settle these claims on reasonable terms.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

(unaudited)

8. Earnings Per Share

The following table includes a reconciliation of the numerators and denominators for the computation of basic and diluted earnings per share. All share and per share amounts reflect the retroactive effects of the two-for-one common stock split in the form of a stock dividend that was effective January 20, 2004. See Note 4 “Stockholders’ Equity.”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
Basic Earnings Per Share Calculation:
Numerator
Net income	$88,168	$67,490	$231,193	$211,258

Denominator
Shares outstanding at the beginning of the period (1)	84,421	73,434	83,339	71,782
Weighted average number of shares issued:
Treasury stock repurchases	(1,229)	—	(922)	—
Stock options exercised and treasury stock reissued, net	499	416	1,879	1,154

Denominator for basic earnings per share	83,691	73,850	84,296	72,936

Basic earnings per share	$1.05	$0.91	$2.74	$2.90

Diluted Earnings Per Share Calculation:
Numerator
Net income	$88,168	$67,490	$231,193	$211,258
Adjustment for interest expense avoided on convertible subordinated debentures, net of tax	628	—	1,865	—

Net income, as adjusted for interest expense avoided on convertible subordinated debentures	$88,796	$67,490	$233,058	$211,258

Denominator
Denominator for basic earnings per share	83,691	73,850	84,296	72,936
Common stock equivalents related to convertible subordinated debentures	6,429	—	6,429	—
Employee stock options and other dilutive potential common shares (2)	4,372	4,570	4,691	3,550

Denominator for diluted earnings per share	94,492	78,420	95,416	76,486

Diluted earnings per share	$0.94	$0.86	$2.44	$2.76

(1)	Excludes 956,000 and 1,580,000 shares of restricted common stock which have been granted under our stock-based compensation plans but have not vested as of September 30, 2004 and 2003, respectively.

(2)

Certain options to purchase common stock were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock for the periods presented. For the three months ended September 30, 2004 and 2003, these excluded weighted options outstanding totaled 2.3 million shares and 3.2 million shares, respectively, with exercise prices ranging from $24.95 to $46.25 per share. For the nine months ended September 30, 2004 and 2003, these

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

(unaudited)

weighted options outstanding totaled 1.7 million shares and 6.0 million shares, respectively, with exercise prices ranging from $12.48 to $46.25 per share. For the three months ended September 30, 2004 and 2003, the average market value used in the computation of dilutive employee stock options and other dilutive potential common shares was $33.50 and $25.87, respectively. For the nine months ended September 30, 2004 and 2003, the average market value used was $35.19 and $19.00, respectively.

9. Comprehensive Income

Comprehensive income represents our net income plus changes in equity, other than those changes resulting from investments by, and distributions to, our stockholders. Such changes include unrealized gains or losses on our available-for-sale securities. Our comprehensive income totaled $99 million and $63 million for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, our comprehensive income totaled $221 million and $213 million, respectively.

10. Pending Acquisition of American Medical Security Group, Inc.

On September 15, 2004, we entered into a definitive agreement to acquire all of the outstanding shares of common stock of American Medical Security Group, Inc., or AMS, through a cash merger in which AMS will become our wholly-owned subsidiary. Under the terms of the merger agreement, we will pay $32.75 in cash for each share of AMS common stock outstanding, for a total equity purchase price of approximately $502 million on a fully diluted basis. We will also assume approximately $30 million of AMS debt. The acquisition will be financed through $477 million of term debt from a new $825 million bank commitment and the use of internally generated cash. The new $825 million bank facility, which will be fully underwritten, will include $625 million of term debt, $148 million of which will be used to refinance our existing term loan, and a new $200 million revolving credit facility. The new bank facility will be funded concurrent with the completion of the acquisition. Headquartered in Green Bay, Wisconsin, with approximately 1,400 employees, AMS offers a variety of individual and small group insurance products to members in 33 states and the District of Columbia through a network of more than 32,000 independent agents. AMS provides insurance benefits to more than 314,000 PPO members. The transaction is subject to approvals of AMS shareholders, the Wisconsin and Georgia Departments of Insurance, and compliance with provisions of the Hart-Scott-Rodino Act, as well as other customary approvals. We anticipate the acquisition will be consummated by early 2005.

11. Financial Guarantees

Certain of our domestic subsidiaries fully and unconditionally guarantee the 10 3/4% senior notes. The Guarantor Subsidiaries, excluding MEDeMORPHUS Healthcare Solutions, Inc., are also guarantors of our senior credit facility.

The following unaudited condensed consolidating financial statements quantify the financial position as of September 30, 2004 and December 31, 2003, the operations for the three and nine months ended September 30, 2004 and 2003 and the cash flows for the nine months ended September 30, 2004 and 2003 of the Guarantor Subsidiaries listed below. The following unaudited condensed consolidating balance sheets, condensed consolidating statements of income and condensed consolidating statements of cash flows present financial information for the following entities and utilizing the following adjustments:

Parent — PacifiCare Health Systems, Inc. on a stand-alone basis (carrying investments in subsidiaries under the equity method); PacifiCare became the parent on February 14, 1997 effective with the acquisition of FHP International Corporation, or FHP.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

(unaudited)

Guarantor Subsidiaries — (a) PacifiCare Health Plan Administrators, Inc., or PHPA, PacifiCare eHoldings, Inc., SeniorCo, Inc., MEDeMORPHUS Healthcare Solutions, Inc., RxSolutions, Inc., doing business as Prescription Solutions, PacifiCare Behavioral Health, Inc., and SecureHorizons USA, Inc. on a stand-alone basis (carrying investments in subsidiaries under the equity method) and (b) PacifiCare of Arizona, Inc., PacifiCare of Oklahoma, Inc. and PacifiCare Southwest Operations, Inc., which are fully owned subsidiaries of PHPA.

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

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

September 30, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
ASSETS
Current assets:
Cash and equivalents	$—	$352,689	$514,906	$—	$867,595
Marketable securities	—	198,346	1,388,259	—	1,586,605
Receivables, net	9,182	91,153	203,225	385	303,945
Intercompany	(25,243)	86,198	(60,955)	—	—
Prepaid expenses and other current assets	3,799	33,438	12,914	(3,872)	46,279
Deferred income taxes	—	42,903	105,294	(28,640)	119,557

Total current assets	(12,262)	804,727	2,163,643	(32,127)	2,923,981

Property, plant and equipment, net	—	117,567	35,353	—	152,920
Marketable securities-restricted	31,853	5,292	99,906	—	137,051
Deferred income taxes	—	91,292	26,908	(118,200)	—
Investment in subsidiaries	2,638,735	2,505,724	774	(5,145,233)	—
Goodwill and intangible assets, net	—	116,615	1,072,758	—	1,189,373
Other assets	15,430	31,528	21,699	—	68,657

	$2,673,756	$3,672,745	$3,421,041	$(5,295,560)	$4,471,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$—	$169,049	$897,613	$(62)	$1,066,600
Accounts payable and accrued liabilities	15,021	302,563	182,313	(1,069)	498,828
Deferred income taxes	—	17,846	10,794	(28,640)	—
Unearned premium revenue	—	6,655	90,658	(2,356)	94,957
Current portion of long-term debt	1,500	4,326	233	—	6,059

Total current liabilities	16,521	500,439	1,181,611	(32,127)	1,666,444

Long-term debt	470,309	808	1,353	—	472,470
Convertible subordinated debentures	135,000	—	—	—	135,000
Deferred income taxes	—	140,290	79,852	(118,200)	101,942
Other liabilities	—	35,572	—	—	35,572
Stockholders’ equity:
Common stock	842	—	—	—	842
Unearned compensation	(34,097)	—	—	—	(34,097)
Additional paid-in capital	1,509,770	—	—	—	1,509,770
Accumulated other comprehensive income	—	382	8,246	—	8,628
Retained earnings	575,411	—	—	—	575,411
Equity in income of subsidiaries	—	2,995,254	2,149,979	(5,145,233)	—

Total stockholders’ equity	2,051,926	2,995,636	2,158,225	(5,145,233)	2,060,554

	$2,673,756	$3,672,745	$3,421,041	$(5,295,560)	$4,471,982

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
ASSETS
Current assets:
Cash and equivalents	$—	$373,527	$824,895	$—	$1,198,422
Marketable securities	37	162,666	1,197,017	—	1,359,720
Receivables, net	991	80,985	191,663	(7,696)	265,943
Intercompany	10,110	62,769	(72,879)	—	—
Prepaid expenses and other current assets	8,074	39,999	13,133	(3,907)	57,299
Deferred income taxes	(15)	76,791	101,681	(28,640)	149,817

Total current assets	19,197	796,737	2,255,510	(40,243)	3,031,201

Property, plant and equipment, net	—	111,494	37,913	—	149,407
Marketable securities-restricted	33,436	3,250	129,860	—	166,546
Deferred income taxes	—	89,758	26,907	(116,665)	—
Investment in subsidiaries	2,376,929	1,726,560	(7,903)	(4,095,586)	—
Goodwill and intangible assets, net	—	118,756	1,085,456	—	1,204,212
Other assets	17,549	28,687	21,702	—	67,938

	$2,447,111	$2,875,242	$3,549,445	$(4,252,494)	$4,619,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$—	$168,015	$864,144	$(4,659)	$1,027,500
Accounts payable and accrued liabilities	6,646	353,202	135,764	(4,802)	490,810
Deferred income taxes	—	17,847	10,793	(28,640)	—
Unearned premium revenue	—	67,150	431,472	(2,142)	496,480
Current portion of long-term debt	1,500	5,766	230	—	7,496

Total current liabilities	8,146	611,980	1,442,403	(40,243)	2,022,286

Long-term debt	471,221	4,883	1,596	—	477,700
Convertible subordinated debentures	135,000	—	—	—	135,000
Deferred income taxes	—	141,590	79,852	(116,665)	104,777
Other liabilities	—	28,004	—	—	28,004
Stockholders’ equity:
Common stock	848	—	—	—	848
Unearned compensation	(16,843)	—	—	—	(16,843)
Additional paid-in capital	1,458,310	—	—	—	1,458,310
Accumulated other comprehensive income	22	2,202	16,591	—	18,815
Retained earnings	390,407	—	—	—	390,407
Equity in income of subsidiaries	—	2,086,583	2,009,003	(4,095,586)	—

Total stockholders’ equity	1,832,744	2,088,785	2,025,594	(4,095,586)	1,851,537

	$2,447,111	$2,875,242	$3,549,445	$(4,252,494)	$4,619,304

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the Three Months Ended September 30, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
Operating revenue	$254	$581,474	$2,650,370	$(126,472)	$3,105,626
Income from subsidiaries	97,801	163,172	3,512	(264,485)	—

Total operating revenue	98,055	744,646	2,653,882	(390,957)	3,105,626
Health care services and other expenses	—	449,651	2,214,807	(112,517)	2,551,941
Selling, general and administrative expenses	33	202,018	212,281	(13,282)	401,050

Operating income	98,022	92,977	226,794	(265,158)	152,635
Interest expense, net	(9,854)	(892)	(109)	673	(10,182)

Income before income taxes	88,168	92,085	226,685	(264,485)	142,453
Provision (benefit) for income taxes	—	(8,270)	62,555	—	54,285

Net income	$88,168	$100,355	$164,130	$(264,485)	$88,168

For the Nine Months Ended September 30, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
Operating revenue	$661	$1,667,337	$7,810,358	$(361,159)	$9,117,197
Income from subsidiaries	261,806	421,590	8,678	(692,074)	—

Total operating revenue	262,467	2,088,927	7,819,036	(1,053,233)	9,117,197
Health care services and other expenses	—	1,308,163	6,580,689	(322,568)	7,566,284
Selling, general and administrative expenses	147	506,575	672,844	(37,041)	1,142,525

Operating income	262,320	274,189	565,503	(693,624)	408,388
Interest expense, net	(31,127)	(2,138)	(137)	1,550	(31,852)

Income before income taxes	231,193	272,051	565,366	(692,074)	376,536
Provision (benefit) for income taxes	—	(31,183)	176,526	—	145,343

Net income	$231,193	$303,234	$388,840	$(692,074)	$231,193

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the Three Months Ended September 30, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
Operating revenue	$221	$485,814	$2,350,654	$(94,522)	$2,742,167
Income from subsidiaries	83,351	110,264	2,875	(196,490)	—

Total operating revenue	83,572	596,078	2,353,529	(291,012)	2,742,167
Health care services and other expenses	—	382,941	1,953,033	(83,319)	2,252,655
Selling, general and administrative expenses	31	131,361	243,555	(10,690)	364,257

Operating income	83,541	81,776	156,941	(197,003)	125,255
Interest expense, net	(16,051)	(1,315)	(72)	514	(16,924)

Income before income taxes	67,490	80,461	156,869	(196,489)	108,331
Provision (benefit) for income taxes	—	(13,713)	54,554	—	40,841

Net income	$67,490	$94,174	$102,315	$(196,489)	$67,490

For the Nine Months Ended September 30, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
Operating revenue	$629	$1,427,796	$7,046,816	$(263,245)	$8,211,996
Income from subsidiaries	264,358	355,393	4,201	(623,952)	—

Total operating revenue	264,987	1,783,189	7,051,017	(887,197)	8,211,996
Health care services and other expenses	—	1,098,304	5,909,330	(232,720)	6,774,914
Selling, general and administrative expenses	126	386,386	683,285	(28,697)	1,041,100

Operating income	264,861	298,499	458,402	(625,780)	395,982
Interest expense, net	(53,603)	(4,601)	(508)	1,828	(56,884)

Income before income taxes	211,258	293,898	457,894	(623,952)	339,098
Provision (benefit) for income taxes	—	(21,089)	148,929	—	127,840

Net income	$211,258	$314,987	$308,965	$(623,952)	$211,258

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
Operating activities:
Net income	$231,193	$303,234	$388,840	$(692,074)	$231,193
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(261,806)	(421,590)	(8,678)	692,074	—
Depreciation and amortization	—	30,957	6,450	—	37,407
Deferred income taxes	—	31,433	1,466	—	32,899
Stock-based compensation expense	27,822	—	—	—	27,822
Tax benefit realized upon exercise of stock-based compensation	15,982	—	—	—	15,982
Amortization of intangible assets	—	2,141	12,698	—	14,839
Amortization of notes receivable from sale of fixed assets	—	(4,172)	—	—	(4,172)
Amortization of capitalized loan fees	3,232	—	—	—	3,232
Loss on disposal of property, plant and equipment	—	2,734	15	—	2,749
Provision (recovery) for doubtful accounts	—	(5,972)	6,397	—	425
Amortization of discount on 10 3/4% senior notes	213	—	—	—	213
Changes in assets and liabilities	42,651	(140,994)	(270,310)	—	(368,653)

Net cash flows provided by (used in) operating activities	59,287	(202,229)	136,878	—	(6,064)

Investing activities:
Purchase of marketable securities, net	—	(37,880)	(204,666)	—	(242,546)
Purchase of property, plant and equipment	—	(41,018)	(4,069)	—	(45,087)
Sale (purchase) of marketable securities - restricted, net	1,583	(2,042)	29,954	—	29,495

Net cash flows provided by (used in) investing activities	1,583	(80,940)	(178,781)	—	(258,138)

Financing activities:
Purchase and retirement of common stock	(102,951)	—	—	—	(102,951)
Proceeds from issuance of common stock	43,206	—	—	—	43,206
Payments on software financing agreement	—	(5,515)	—	—	(5,515)
Principal payments on long-term debt	(1,125)	—	(240)	—	(1,365)
Intercompany activity:
Dividends received (paid)	—	287,846	(287,846)	—	—
Capital contributions (paid) received	—	(20,000)	20,000	—	—

Net cash flows provided by (used in) financing activities	(60,870)	262,331	(268,086)	—	(66,625)

Net decrease in cash and equivalents	—	(20,838)	(309,989)	—	(330,827)
Beginning cash and equivalents	—	373,527	824,895	—	1,198,422

Ending cash and equivalents	$—	$352,689	$514,906	$—	$867,595

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
Operating activities:
Net income	$211,258	$314,987	$308,965	$(623,952)	$211,258
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(263,735)	(355,393)	(4,824)	623,952	—
Depreciation and amortization	—	26,848	7,617	—	34,465
Deferred income taxes	—	(790)	(11,329)	—	(12,119)
Stock-based compensation expense	13,135	—	—	—	13,135
Tax benefit realized upon exercise of stock-based compensation	7,708	—	—	—	7,708
Amortization of intangible assets	—	2,141	14,336	—	16,477
Amortization of notes receivable from sale of fixed assets	—	(4,188)	—	—	(4,188)
Amortization of capitalized loan fees	6,376	—	—	—	6,376
Loss on disposal of property, plant and equipment	—	18,344	1	—	18,345
Provision (recovery) for doubtful accounts	—	(1,877)	5,356	—	3,479
Amortization of discount on 10 3/4% senior notes	327	—	—	—	327
Employer benefit plan contributions in treasury stock	1,363	—	—	—	1,363
Changes in assets and liabilities	(53,212)	(150,553)	(193,822)	—	(397,587)

Net cash flows provided by (used in) operating activities	(76,780)	(150,481)	126,300	—	(100,961)

Investing activities:
Purchase of marketable securities, net	—	(11,136)	(125,481)	—	(136,617)
Purchase of property, plant and equipment	—	(33,192)	(3,855)	—	(37,047)
Purchase of marketable securities-restricted, net	1,527	—	16,110	—	17,637
Proceeds from the sale of property, plant and equipment	—	21	—	—	21

Net cash flows provided by (used in) investing activities	1,527	(44,307)	(113,226)	—	(156,006)

Financing activities:
Proceeds from issuance of common stock	22,966	—	—	—	22,966
Payments on software financing agreement	—	(3,295)	—	—	(3,295)
Principal payments on long-term debt	(150,585)	—	—	—	(150,585)
Proceeds from senior credit facility	150,000	—	—	—	150,000
Principal payments on FHP senior notes	—	(43,250)	—	—	(43,250)
Use of restricted cash collateral for payment of FHP senior notes	43,250	—	—	—	43,250
Loan fees	(6,949)	—	—	—	(6,949)
Intercompany activity:
Dividends and loans received (paid)	—	306,243	(306,243)	—	—

Net cash flows provided by (used in) financing activities	58,682	259,698	(306,243)	—	12,137

Net increase (decrease) in cash and equivalents	(16,571)	64,910	(293,169)	—	(244,830)
Beginning cash and equivalents	16,207	213,800	721,682	—	951,689

Ending cash and equivalents	$(364)	$278,710	$428,513	$—	$706,859

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

Revenue

Commercial and Senior. Our commercial and senior revenues include all premium revenue we receive from our health plans, indemnity insurance subsidiaries and Medicare Supplement and Senior Supplement products, as well as fee revenue we receive from administrative services we offer through our commercial and senior health plans and related subsidiaries. We receive a monthly payment on behalf of each subscriber enrolled in our commercial HMOs and our indemnity insurance service plans. Generally, our Medicare Advantage, formerly Medicare+Choice, contracts entitle us to per member per month payments from the Centers for Medicare and Medicaid Services, or CMS, on behalf of each enrolled Medicare beneficiary. We report prepaid health care premiums received from our commercial plans’ enrolled groups, CMS, and our Medicare plans’ members as revenue in the month that members are entitled to receive health care. We record premiums received in advance as unearned premium revenue.

Premiums for our commercial products and Medicare Advantage products are generally fixed in advance of the periods covered. Of our commercial business, more than 50% of our membership renews on January 1 of each year, with premiums that are generally fixed for a period of one year. In addition, each of our subsidiaries that offers Medicare Advantage products must submit adjusted community rate proposals, generally by county or service area, to CMS, in early September for each Medicare Advantage product that will be offered in the subsequent year. As a result, increases in the costs of health care services in excess of the estimated future health care services expense reflected in the premiums or the adjusted community rate proposals generally cannot be recovered in the applicable contract year through higher premiums or changes in benefit designs.

Specialty and Other. Our specialty and other revenues include all premium revenues we receive from our behavioral health and dental and vision service plans and fee revenue we receive from administrative services we offer though our specialty companies, primarily from our PBM subsidiary. Our PBM subsidiary generates mail order revenue where we, rather than network retail pharmacies, collect the member copayments for both affiliated and unaffiliated members. Additionally, we record revenues for prescription drug costs and administrative fees charged on prescriptions dispensed by our mail order pharmacy when the prescription is filled. Beginning in January 2004, our PBM subsidiary began entering into retail service contracts where we assume margin or pricing risk. Under these retail service contracts, we are separately obligated to pay our network pharmacy providers for benefits provided to our plan sponsors’ members, and as a result, we have included the total revenues we are contracted to receive from the plan sponsors as specialty and other revenue. Payments we are obligated to make under these retail service contracts to the network pharmacy providers are recorded as health care services and other expenses. For all contracts where we earn a fixed fee per transaction and we do not assume margin or pricing risk, specialty and other revenue and specialty and other health care services and other expenses do not include the network pharmacies’ drug costs and dispensing fees. Instead, we record administrative services fees that we are entitled to receive, in specialty and other revenue. In all retail pharmacy transactions, revenues recognized and expenses recorded are always exclusive of the member’s applicable copayment. Collection of copayments from members is the responsibility of the retail pharmacies.

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

The cost of health care provided is accrued in the month services are provided to members, based in part on estimates of claims for hospital services and other health care costs that have been incurred but not yet reported (including those claims received but not yet paid), or IBNR, under our risk-based provider contracts as well as some services under our capitation contracts for which we retain financial liability, or carve-outs, primarily using standard actuarial methodologies based on historical data. These standard actuarial methodologies include, among other factors, contractual requirements, historical utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefit changes, expected health care cost inflation, seasonality patterns and changes in membership. These estimates are adjusted in future periods as we receive actual paid claims data, and can either increase or reduce our accrued health care costs. Included in health care services and other expenses for the nine months ended September 30th of last year were net favorable adjustments of 2002 and prior period medical cost estimates of approximately $54 million. During 2003, both commercial and senior net favorable adjustments were mainly from our Texas and California markets and were the result of lower than anticipated health care costs that materialized primarily in senior markets that we exited and recoveries of claims overpayments made in prior periods at rates higher than historic recovery patterns. The cost of prescription drugs covered under our commercial and senior plans is expensed when the prescription drugs are dispensed. Our commercial and senior plans also provide incentives, through a variety of programs, for health care providers that participate in those plans to control health care costs while providing quality health care. Expenses related to these programs, which are based in part on estimates, are recorded in the period in which the related services are provided. Historically, we have primarily arranged health care services for our members by contracting with health care providers on a capitated basis, regardless of the services provided to each member. Under our risk-based contracts, we generally bear or partially share the risk of excess health care expenses with health care providers, meaning that if member utilization of health care services exceeds agreed-upon amounts, we bear or partially share the excess expenses with the applicable health care provider.

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

Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003

Membership. Total managed care membership increased 4% to approximately 3.0 million members at September 30, 2004 from approximately 2.9 million members at September 30, 2003.

Commercial membership increased approximately 5% at September 30, 2004 compared to the prior year primarily due to increased membership in our PPO products in Texas, Colorado and California and increased membership in our employer self-funded product. The PPO increase is offset by a net decrease in HMO membership. The net HMO decrease is primarily due to the planned termination of large employer groups in Texas and Oklahoma.

Medicare Advantage membership increased approximately 1% at September 30, 2004 compared to the prior year primarily due to membership increases in Arizona and California, partially offset by member disenrollment in Washington and provider terminations in Oklahoma.

Medicare Supplement membership increased approximately 31% at September 30, 2004 compared to the prior year primarily due to membership growth in 19 new states through new broker channels.

Below is a summary of our commercial and senior membership.

	September 30, 2004			September 30, 2003
	Commercial	Medicare Advantage	Total	Commercial	Medicare Advantage	Total
Managed Care Membership(1)
Arizona	154,700	95,600	250,300	153,800	86,800	240,600
California	1,488,300	357,100	1,845,400	1,390,300	348,800	1,739,100
Colorado	250,500	52,100	302,600	218,700	53,500	272,200
Guam	27,500	—	27,500	31,300	—	31,300
Nevada	38,900	25,500	64,400	30,800	25,700	56,500
Oklahoma	85,400	15,100	100,500	95,400	18,900	114,300
Oregon	58,600	23,000	81,600	62,400	24,400	86,800
Texas	93,800	79,900	173,700	115,900	76,000	191,900
Washington	71,500	45,000	116,500	70,900	53,100	124,000

Total Managed Care Membership	2,269,200	693,300	2,962,500	2,169,500	687,200	2,856,700

Total Membership
Commercial
HMO			1,923,700			2,002,400
PPO			304,800			142,600
Employer self-funded			40,700			24,500

Total Commercial			2,269,200			2,169,500

Senior
Medicare Advantage			693,300			687,200
Medicare Supplement			34,300			26,200
CMS Disease Management			1,500			—

Total Senior			729,100			713,400

Total Membership			2,998,300			2,882,900

(1)	Managed care membership includes HMO and PPO membership whether risk or self-funded.

PBM unaffiliated membership at September 30, 2004 increased approximately 23% compared to the prior year primarily due to a net addition of 23 new clients and approximately 317,000 members from existing clients. PBM PacifiCare membership at September 30, 2004 increased 4% compared to the prior year as a result of overall managed care membership growth.

Total behavioral health membership at September 30, 2004, decreased approximately 1% compared to the prior year primarily due to group terminations in the Employee Assistance Program partially offset with growth in PacifiCare commercial membership in the PPO products.

Total dental and vision membership at September 30, 2004, increased approximately 17% compared to the prior year primarily due to new vision product offerings which resulted in increased membership in Arizona, California, and Nevada partially offset with a decrease in unaffiliated membership.

Below is a summary of our specialty membership.

	September 30, 2004			September 30, 2003
	PacifiCare	Unaffiliated	Total	PacifiCare	Unaffiliated	Total
Specialty Membership:
Pharmacy benefit management(1)	2,998,300	2,528,000	5,526,300	2,882,900	2,048,300	4,931,200
Behavioral health(2)	2,055,800	1,706,500	3,762,300	1,956,100	1,835,900	3,792,000
Dental and vision(2)	589,800	231,300	821,100	458,100	245,100	703,200

(1)	Pharmacy benefit management PacifiCare membership represents members that are in our commercial, Medicare Advantage, Medicare Supplement or CMS Disease Management plans. All of these members either have a prescription drug benefit or are able to purchase their prescriptions utilizing our retail network contracts or our mail service.

(2)	Behavioral health, dental and vision PacifiCare membership represents members in our commercial, Medicare Advantage, and Medicare Supplement plans that are also enrolled in our behavioral health, dental and/or vision plans.

Commercial Revenue. Commercial revenue increased 12%, or $155 million, to $1.42 billion for the three months ended September 30, 2004, from $1.26 billion for the three months ended September 30, 2003 and increased 13%, or $486 million, to $4.22 billion for the nine months ended September 30, 2004, from $3.73 billion for the nine months ended September 30, 2003 as follows:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	(Amounts in millions)
Premium rate increases	$111	$359
Net membership increases, primarily in California and Colorado	44	127

Increase over the comparable period of the prior year	$155	$486

Senior Revenue. Senior revenue increased 11%, or $146 million, to $1.48 billion for the three months ended September 30, 2004 from $1.33 billion for the three months ended September 30, 2003 and increased 7%, or $272 million, to $4.33 billion for the nine months ended September 30, 2004, from $4.06 billion for the nine months ended September 30, 2003 as follows:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	(Amounts in millions)
Premium rate increases	$128	$277
Net membership increase (decrease)	18	(5)

Increase over the comparable period of the prior year	$146	$272

Premium rate increases include additional retroactive premiums received from CMS during the quarter ended

September 30, 2004, based upon the health status of our members as of December 31, 2003. Retroactive premiums recorded in the quarter were approximately $28 million and represented reimbursement for fee-for-service health care costs incurred during the period January 1 through June 30, 2004. In addition, upon receipt of the additional premium revenue, we recorded retroactive capitation expense to providers of approximately $15 million. Ongoing premium payments reflecting the health status of our members were adjusted effective July 1, 2004.

In 2005, during the third quarter, we anticipate receiving additional premiums related to health status similar to what we experienced in the third quarter of 2004. However in 2005, since we now have historical information related to this payment from 2004, we will estimate and record premium revenue and associated expenses on a quarterly basis.

Specialty and Other Revenue. Specialty and other revenue increased 42%, or $54 million, to $182 million for the three months ended September 30, 2004, from $128 million for the three months ended September 30, 2003 and increased 38%, or $138 million, to $502 million for the nine months ended September 30, 2004, from $364 million for the nine months ended September 30, 2003. The increase was primarily due to growth of unaffiliated PBM membership which resulted in increased service fee revenue charged to external customers, overall growth in the volume of mail service business which generated increased revenue from mail service customers of our PBM subsidiary and premium rate increases in our behavioral health business.

Net Investment Income. Net investment income increased 51%, or $8 million, to $24 million for the three months ended September 30, 2004, from $16 million for the three months ended September 30, 2003 and increased 17%, or $9 million, to $64 million for the nine months ended September 30, 2004, from $55 million for the nine months ended September 30, 2003. The increases were primarily due to increased net realized gains and higher invested balances compared to the same period in the prior year.

Commercial Margin. Our commercial margin increased 9%, or $19 million, to $227 million for the three months ended September 30, 2004, from $208 million for the three months ended September 30, 2003 and increased 14%, or $83 million, to $660 million for the nine months ended September 30, 2004, from $577 million for the nine months ended September 30, 2003 as follows:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	(Amounts in millions)
Commercial revenue increases (as noted above)	$155	$486
Increases in health care services and other expenses as a result of net commercial membership increases, primarily in California and Colorado	(38)	(110)
Increases in health care services and other expenses as a result of trend increases	(103)	(305)
Other	5	12

Increase over the comparable period of the prior year	$19	$83

Senior Margin. Our senior margin increased 9%, or $19 million, to $223 million for the three months ended September 30, 2004, from $204 million for the three months ended September 30, 2003 and decreased 5%, or $32 million, to $601 million for the nine months ended September 30, 2004, from $633 million for the nine months ended September 30, 2003 as follows:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	(Amounts in millions)
Senior revenue increases (as noted above)	$146	$272
(Increase) decrease in health care services and other expenses as a result of Medicare Advantage membership decreases	(15)	4
Increases in health care services and other expenses as a result of trend increases, partially offset by benefit adjustments	(109)	(308)
Other	(3)	—

Increase (decrease) over the comparable period of the prior year	$19	$(32)

Specialty and Other Margin. Our specialty and other margin increased 29%, or $18 million, to $80 million for the three months ended September 30, 2004, from $62 million for the three months ended September 30, 2003 and increased 31%, or $54 million, to $226 million for the nine months ended September 30, 2004, from $172 million for the nine months ended September 30, 2003, which was primarily driven by increases in external membership in our PBM business and rate increases in our behavioral health business.

Medical Loss Ratio. Our medical loss ratios, or MLRs, are calculated using premium revenue and related health care services and other expenses and cannot be directly calculated from the line items in the Condensed Consolidated Statement of Income. Our MLRs are calculated using the following categories of revenue and expenses:

•	Private — Commercial: includes premium revenue and related health care services and other expenses for our commercial HMO products (including Federal Employees Health Benefit Program, or FEHBP, and state and local government contracts), PPO products, and other indemnity, behavioral, dental and vision plans;

•	Private — Senior: includes premium revenue and related health care services and other expenses for our Medicare Supplement and Senior Supplement products where premiums are paid in full by the employer or the consumer;

•	Government — Senior: includes premium revenue and related health care services and other expenses for our Medicare Advantage, HMO and PPO products and other senior products where premiums are paid principally through government programs.

All non-premium revenues and related health care services and other expenses are excluded from the calculation of our MLR.

The consolidated MLR and its components for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Medical loss ratio:
Consolidated	84.1%	83.6%	84.7%	84.1%
Private — Commercial	83.5%	83.0%	83.8%	84.0%
Private — Senior	69.5%	65.1%	72.4%	66.8%
Private — Consolidated	83.2%	82.7%	83.6%	83.7%
Government — Senior	84.9%	84.6%	85.9%	84.4%
Government — Consolidated	84.9%	84.6%	85.9%	84.4%

Private — Commercial MLR. Our private — commercial MLR increased to 83.5% for the three months ended September 30, 2004 compared to 83.0% for the same period in 2003. The increase was primarily due to a 13% increase in health care services and other expenses, offset by a 12% increase in premium revenue. For the nine months ended September 30, 2004, our private — commercial MLR was comparable to the same period in 2003.

Private — Senior MLR. Our private — senior MLR increased to 69.5% for the three months ended September 30, 2004 compared to 65.1% for the same period in 2003 primarily due a 25% increase in health care services and other expenses, offset by a 17% increase in premium revenue. Our private — senior MLR increased to 72.4% for the nine months ended September 30, 2004 compared to 66.8% for the same period in 2003 primarily due to a 37% increase in health care services and other expenses, offset by a 26% increase in premium revenue.

Government — Senior MLR. Our government — senior MLR increased to 84.9% for the three months ended September 30, 2004 compared to 84.6% for the same period in 2003 primarily due to a 12% increase in health care services and other expenses, offset by a 11% increase in premium revenue. Our government — senior MLR increased to 85.9% for the nine months ended September 30, 2004 compared to 84.4% for the same period in 2003 primarily due to a 9% increase in health care services and other expenses, offset by a 7% increase in premium revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 10%, or $37 million, to $401 million for the three months ended September 30, 2004, from $364 million for the three months ended September 30, 2003. Selling, general and administrative expenses increased 10%, or $101 million, to $1.14 billion for the nine months ended September 30, 2004 from $1.04 billion for the nine months ended September 30, 2003. Selling, general and administrative expenses increased primarily due to increased spending for product development and marketing costs, increased broker commissions as a result of a shift in product mix, higher expenses related to the employee stock purchase plan, increased labor expense to support product development and membership growth, and severance charges related to the elimination of 241 positions. This increase was partially offset by a lower write-off of property and equipment in 2004 as compared to 2003.

For the three and nine months ended September 30, 2004, selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income) decreased compared to the same period in the prior year primarily due to an increase in operating revenue (excluding net investment income) that outpaced the increase in selling, general and administrative expenses described above. Operating revenue (excluding net investment income) increased $355 million and $896 million for the three and nine months ended September 30, 2004, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income)	13.0%	13.4%	12.6%	12.8%

Interest Expense. Interest expense decreased 40%, or $7 million, to $10 million for the three months ended September 30, 2004, from $17 million for the three months ended September 30, 2003 and decreased 44%, or $25 million, to $32 million for the nine months ended September 30, 2004, from $57 million for the nine months ended September 30, 2003. The decrease was due to the following:

•	lower debt outstanding due to the redemption of $175 million in principal of our 10 3/4% senior notes in December 2003;

•	the favorable effect of the interest rate swap on $300 million of our 10 3/4% senior notes which we entered into in April 2003;

•	the payment of the $43 million in remaining principal of our FHP International Corporation, or FHP, senior notes in September 2003;

•	the write-off of unamortized loan fees in the second quarter of 2003 with no comparable activity in 2004; and

•	lower interest rates on our senior credit facility which was replaced in June 2003.

Provision for Income Taxes. The effective income tax rate was 38.1% and 38.6% for the three and nine months ended September 30, 2004, respectively, compared with 37.7% for the three and nine months ended September 30, 2003. We revised our effective income tax rate primarily due to increases in non-deductible stock-based compensation and state tax expense in 2004.

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

Liquidity and Capital Resources

Operating Cash Flows. Our consolidated cash and equivalents and marketable securities decreased $104 million or 4% to $2.5 billion at September 30, 2004, from $2.6 billion at December 31, 2003.

Cash flows used in operations were $6 million (or cash flows provided by operations of $388 million, excluding the impact of unearned premium revenue) for the nine months ended September 30, 2004 compared to cash flows used in operations of $101 million (or cash flows provided by operations of $317 million, excluding the impact of unearned premium revenue) for the nine months ended September 30, 2003. The increase was primarily related to the changes in assets and liabilities as discussed below in “Other Balance Sheet Change Explanations.”

Investing Activities. For the nine months ended September 30, 2004, investing activities used $258 million of cash, compared to $156 million used during the nine months ended September 30, 2003. The change was primarily related to increases in the purchases of marketable securities and property, plant and equipment, offset in part by the increase in sales of restricted marketable securities.

Financing Activities. For the nine months ended September 30, 2004, financing activities used $67 million of cash, compared to $12 million provided during the nine months ended September 30, 2003. The changes were as follows:

•	We paid $103 million for the purchase and retirement of our common stock during the nine months ended September 30, 2004, primarily in connection with repurchases under our stock repurchase program, with no comparable activity during the same period in 2003.

•	We received $43 million from the issuance of common stock for the nine months ended September 30, 2004 in connection with our employee stock purchase plan and exercises of employee stock options and received $23 million during the same period in 2003.

•	We paid $7 million in loan fees in connection with the replacement of our senior credit facility during the nine months ended September 30, 2003 with no comparable activity during the same period in 2004.

•	We paid $6 million on our software financing agreement during the nine months ended September 30, 2004 as compared to $3 million during the same period in 2003.

•	We repaid $1 million of our long-term debt during the nine months ended September 30, 2004. During the nine months ended September 30, 2003, we repaid $151 million under our previous senior credit facility and received $150 million of proceeds from our syndicated facility with JPMorgan Chase Bank.

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

A summary of our repurchase activity for the nine months ended September 30, 2004 is as follows:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares Purchased Under Our Stock Repurchase Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
January 1 – January 31	70,200	$33.87	—	$—
February 1 – February 29	3,875	$31.72	—	$—
March 1 – March 31	303	$37.16	—	$—
April 1 – April 30	5,035	$41.04	—	$—
May 1 – May 31	221,928	$35.84	218,500	$142,172,000
June 1 – June 30	818,326	$36.50	818,300	$112,304,000
July 1 – July 31	350	$37.91	—	$112,304,000
August 1 – August 31	2,049,500	$30.40	2,049,500	$49,993,000
September 1 – September 30	2,590	$32.58	—	$49,993,000

Total	3,172,107		3,086,300

(1)	The total number of shares purchased includes shares delivered to, or withheld by us in connection with employee payroll tax withholding upon vesting of restricted stock and shares purchased under our stock repurchase program.

(2)	Authorized repurchase of up to $150 million of our common stock.

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

Certain of our domestic subsidiaries fully and unconditionally guarantee the 10 3/4% senior notes. See Note 11 of the Notes to Condensed Consolidated Financial Statements.

In April 2003, we entered into an interest rate swap on $300 million of our 10 3/4% senior notes for the purpose of hedging the fair value of our indebtedness. This fair value hedge is accounted for using the short-cut method under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the hedge is reported in our balance sheets at fair value, and the carrying value of the long-term debt is adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Under the terms of the agreement, we make interest payments based on the three-month London Interbank Offered Rate, or LIBOR, plus 692 basis points and receive interest payments based on the 10 3/4% fixed rate. Our current floating rate under the swap agreement was 8.71%, at September 30, 2004 which is based on a 90-day LIBOR of 1.79% plus 692 basis points. The three-month LIBOR rate we use to determine our interest payments under the swap agreement was first established on June 2, 2003 and resets every three months thereafter, until expiration in June 2009.

In June 2003, we replaced our senior credit facility with a new syndicated facility with JPMorgan Chase Bank serving as the Administrative Agent. The new facility consists of a $150 million term loan, which matures on June 3, 2008, and a $150 million revolving line of credit, which matures on June 3, 2006. We used the proceeds from the term loan to repay the $131 million outstanding under the prior facility. The remaining $19 million was used to pay fees and expenses relating to the new facility and for general corporate purposes. As of September 30, 2004, we had $148 million outstanding on the term loan and no balance outstanding on the revolving line of credit. There were no borrowings under the line of credit during the quarter ended September 30, 2004.

On December 17, 2003, our senior credit facility was amended to provide for reduced interest rates per annum applicable to term loan borrowings, with the amount of margin spread for the borrowing being determined by our current debt ratings. The amended applicable rates are, at our option, either JPMorgan Chase Bank’s prime rate (or, if greater, the Federal Funds Rate plus 0.50%) which we refer to as the alternative base rate, plus a margin spread of 1.25% to 1.75% per annum, or the LIBOR for the applicable interest period, plus a margin spread of 2.25% to 2.75% per annum. All of our borrowings under the term loan are currently LIBOR borrowings, and the current margin spread on our term loan borrowings is 2.25%. As of September 30, 2004, our term loan interest rates ranged from 3.89% to 4.11% per annum, which is based on the 60 and 90-day LIBOR, plus the applicable margin spread of 2.25%. The interest rates per annum under the senior credit facility applicable to revolving credit borrowings are, at our option, either the alternate base rate plus a margin spread of between 1.50% to 2.75% per annum, or the LIBOR for the applicable interest period plus a margin spread of between 2.50% to 3.75% per annum, with the amount of the margin for any borrowing being determined based on current credit ratings for the debt under the senior credit facility. Our current margins for revolving credit borrowings are 1.75% per annum for alternate base rate borrowings and 2.75% per annum for LIBOR borrowings.

The terms of the senior credit facility contain various covenants customary for financings of this type which place restrictions on our and/or our subsidiaries’ ability to incur debt, pay dividends, create liens, make investments, optionally repay, redeem or repurchase our securities, and enter into mergers, dispositions and transactions with affiliates. In May 2004, we amended the senior credit facility to permit the repurchase of up to $150 million of our common stock. The senior credit facility also requires us to meet various financial ratios, including a minimum net worth requirement, a minimum fixed-charge coverage requirement and a maximum leverage ratio. At September 30, 2004, we were in compliance with all of these covenants. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

Certain of our domestic subsidiaries provide guarantees and have granted security interests to the lenders in substantially all of their personal property in order to secure our obligations under the senior credit facility. We have also pledged the equity of certain of our subsidiaries to the lenders. These subsidiaries now fully and unconditionally guarantee the senior credit facility.

On September 15, 2004, we entered into a definitive agreement to acquire all of the outstanding shares of common stock of American Medical Security Group, Inc., or AMS, through a cash merger in which AMS will become our wholly-owned subsidiary. Under the terms of the merger agreement, we will pay $32.75 in cash for each share of AMS common stock, for a total equity purchase price of approximately $502 million on a fully diluted basis. We will also assume approximately $30 million of AMS debt. The acquisition will be financed through $477 million of term debt from a new $825 million bank commitment and the use of internally generated cash. The new $825 million bank facility, which will be fully underwritten, will include $625 million of term debt, $148 million of which will be used to refinance our existing term loan, and a new $200 million revolving credit facility. The new bank facility will be funded concurrent with the completion of the acquisition. The transaction is subject to approvals of AMS shareholders, the Wisconsin and Georgia Departments of Insurance, and compliance with provisions of the Hart-Scott-Rodino Act, as well as other customary approvals. We anticipate the acquisition will be consummated by early 2005.

In October 2004, our debt was rated by the major credit rating agencies as follows:

Agency	Outlook	Senior Credit Facility	10 3/4% Senior Notes	Convertible Subordinated Debentures
Moody’s	Stable	Ba2	Ba3	B1
Standard & Poor’s	Negative	BBB-	BBB-	BB+
Fitch IBCA	Stable	BB+	BB+	BB

Consequently, if we seek to raise funds in capital markets transactions, our ability to do so will be limited to issuing additional non-investment grade debt or issuing equity and/or equity-linked instruments.

We expect to fund our working capital requirements and capital expenditures during the next twelve months from our cash flow from operations or from capital market transactions. We have taken a number of steps to increase our internally generated cash flow, including increasing premiums, increasing our marketing of specialty product lines, introducing new products to generate new revenue sources and reducing our health care expenses by, among other things, exiting from unprofitable markets and cost savings initiatives. If our cash flow is less than we expect due to one or more of the risk factors described in “Cautionary Statements,” or our cash flow requirements increase for reasons we do not currently foresee or we make any acquisitions as part of our growth strategy, then we may need to draw down available funds on our revolving line of credit which matures in June 2006 or issue additional debt or equity securities. A failure to comply with any covenant in the senior credit facility could make funds under our revolving line of credit unavailable. We also may be required to take additional actions to reduce our cash flow requirements, including the deferral of planned investments aimed at reducing our selling, general and administrative expenses. The deferral or cancellation of any investments could have a material adverse impact on our ability to meet our short-term business objectives. We regularly evaluate cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. We may elect to raise additional funds for these purposes either through additional debt or equity, the sale of investment securities or otherwise as appropriate. We have an effective shelf registration statement on file with the Securities and Exchange Commission under which we may sell common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units in one or more offerings from time to time up to a total dollar amount of $600 million. As of September 30, 2004, we have approximately $400 million available under the shelf registration after our common stock offering in November 2003. The actual amount of any securities issued, the terms of those securities and the intended use of the proceeds from any sale, will be determined at the time of sale, if any such sale occurs.

Other Balance Sheet Change Explanations

Receivables, Net. Receivables, net as of September 30, 2004, increased $38 million from December 31, 2003 primarily due to an increase in our PBM receivables from higher claims utilization due to growth in membership and the timing of the collections of rebates, commercial premium and membership increases, and an increase in interest receivable from our swap agreement.

Medical Claims and Benefits Payable. The majority of our medical claims and benefits payable represent liabilities related to our risk-based contracts. Under risk-based contracts, claims are payable once incurred and cash disbursements are made to health care providers for services provided to members after the related claim has been submitted and adjudicated. Under capitated contracts, health care providers are prepaid on a fixed-fee per member per month basis, regardless of the services provided to members. The liabilities that arise for capitated contracts relate to timing issues primarily due to membership changes that may occur. As of September 30, 2004, approximately 86% of medical claims and benefits payable was attributable to risk-based contracts.

The following table presents the breakdown of our medical claims and benefits payable:

	September 30, 2004	December 31, 2003
	(Amount in millions)
Incurred But Not Reported (IBNR)	$888	$826
Capitation and All Other Medical Claims and Benefits Payable	179	202

Medical Claims and Benefits Payable	$1,067	$1,028

Medical claims and benefits payable as of September 30, 2004 increased $39 million from the balance as of December 31, 2003, primarily due to a $62 million increase in IBNR as a result of an 8% increase in total risk membership and increases in health care costs, offset by decreases in risk program accruals.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities increased $8 million from December 31, 2003. This increase is primarily due to an increase of $21 million related to increases in liabilities for professional liability reserves and the timing of payments of trade accounts payable and other accruals which was partially offset by a decrease of $12 million in accrued compensation and a decrease of $1 million in accrued taxes.

Stockholders’ Equity. The increase in additional paid-in capital from December 31, 2003 was primarily due to the exercise of approximately 1,896,300 stock options and 792,600 shares of restricted common stock that we granted as part of an employee recognition and retention program and the expense related to our employee stock purchase plan, partially offset by approximately 3 million shares repurchased under our stock repurchase program.

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

The completion factors and claims PMPM trend factors are the most significant factors we use in estimating our IBNR. The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by these factors:

Completion Factor(a) Increase (Decrease) in Factor	Increase (Decrease) in Medical Claims Payable
(Amounts in millions)
(3)%	$46
(2)%	31
(1)%	15
1%	(15)
2%	(29)
3%	(43)

Claims Trend(b) Increase (Decrease) in Factor	Increase (Decrease) in Medical Claims Payable
(Amounts in millions)
(3)%	$(18)
(2)%	(12)
(1)%	(6)
1%	6
2%	12
3%	17

(a)	Reflects estimated potential changes in medical claims payable caused by changes in completion factors in each of the most recent four months.

(b)	Reflects estimated potential changes in medical claims payable caused by changes in annualized claims trend used for the estimation of PMPM claims for the most recent four months.

In addition, assuming a hypothetical 1% difference between our September 30, 2004 estimated claims liability and the actual claims incurred run-out, net income for the three months ended September 30, 2004 would increase or decrease by approximately $8.9 million, while diluted net income per share would increase or decrease by $.06 per share, net of tax.

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

Our profitability depends in part on our ability to price our products accurately, predict our health care costs and control future health care costs through underwriting criteria, medical and disease management programs, product design and negotiation of favorable provider and hospital contracts. We use our underwriting systems to establish and assess premium rates based on accumulated actuarial data, with adjustments for factors such as claims experience and hospital and physician contract changes. We may be less able to accurately price our new products than our other products because of our relative lack of experience and accumulated data for our new products. Premiums on our commercial products are generally fixed for one-year periods. Each of our subsidiaries that offers Medicare Advantage products must submit adjusted community rate proposals, generally by county or service area, to CMS in early September for each Medicare Advantage product that will be offered in the subsequent year. As a result, increases in the costs of health care services in excess of the estimated future health care costs reflected in the premiums or the adjusted community rate proposals generally cannot be recovered in the applicable contract year through higher premiums or benefit designs.

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

Our performance depends in part upon our ability to implement our business strategy of expanding our product portfolio and increasing our commercial and specialty memberships, managing our participation in the Medicare Advantage program in light of the newly enacted Medicare Prescription Drug, Improvement, and Modernization

Act of 2003, or MMA, legislation and ultimately evolving into a consumer health organization. In 2002 and 2003, we experienced a decline in revenue from our reduced participation in Medicare Advantage and a loss of unprofitable commercial membership. We are seeking to replace revenue and increase our commercial business through a number of new product initiatives. Our revenues could decline if we lose membership, fail to increase membership in targeted markets or fail to gain market acceptance for new products for any reason, including:

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

As a government contractor, we are exposed to risks that could materially affect our revenue or profitability from our Medicare Advantage products or our willingness to participate in the Medicare program.

The Medicare program has accounted for 49% of our total revenue in 2003 and more than 50% of our total revenue in each of the prior five years. CMS regulates the benefits provided, premiums paid, quality assurance procedures, marketing and advertising for our Medicare Advantage products. CMS may terminate our Medicare Advantage contracts or elect not to renew those contracts when those contracts come up for renewal every 12 months. Although we are receiving increased government funding under the MMA, we may still face the risk of reduced or insufficient government reimbursement and the need to continue to exit unprofitable markets. The loss of Medicare contracts or changes in the regulatory requirements governing the Medicare Advantage program or the program itself could have a material adverse effect on our financial position, results of operations or cash flows.

In August, CMS published proposed regulations for Title I (Prescription Drug Plan) and Title II (Medicare Advantage Program) of the MMA. Depending on how the final regulations are written, there may be a significant impact on our business. Existing Medicare Advantage plans and new entities will need to demonstrate compliance with the new rules. Achieving compliance with the rules could require additional capital investments associated with existing systems and work processes, as well as developing new systems and processes.

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

•	increasing minimum capital or risk based capital requirements;

•	mandating benefits and products;

•	restricting a health plan’s ability to limit coverage to medically necessary care;

•	reducing the reimbursement or payment levels for government funded programs;

•	imposing guidelines for pharmaceutical manufacturers that could cause pharmaceutical companies to restructure the financial terms of their business arrangements with PBMs or health plans;

•	patients’ bill of rights legislation at the state and federal level that could hold health plans liable for medical malpractice;

•	limiting a health plan’s ability to capitate physicians and hospitals or delegate financial risk, utilization review, quality assurance or other medical decisions to our contracting physicians and hospitals;

•	restricting a health plan’s ability to select and terminate providers in our networks;

•	allowing independent physicians to collectively bargain with health plans on a number of issues, including financial compensation;

•	adding further restrictions and administrative requirements on the use, retention, transmission, processing, protection and disclosure of personally identifiable health information;

•	tightening time periods for the timely payment and administration of health care claims and imposing financial and other penalties for non-compliance;

•	allowing employers to leverage their purchasing power through associations or other multiple employer arrangements; and

•	adding further restrictions and administrative requirements related to the compensatory arrangements pertaining to our agents and brokers in connection with the sale of our products and disclosure of such compensatory arrangements.

All of these proposals could apply to us and could increase our health care costs, decrease our membership or otherwise adversely affect our revenue and our profitability.

Current investigations of the insurance industry by regulators may result in changes in industry practices that could have an adverse affect on our ability to market our products.

Like other health care companies, we use agents and independent brokers to sell our HMO and insurance products. While we are not aware of any unlawful practices by our agents and brokers in connection with the sale of our products, current investigations of the insurance industry by the New York Attorney General, the Commissioner of Insurance of California and other regulators could result in changes in industry practices that could have an adverse affect on our ability to market our products.

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

Our acquisitions may increase costs, liabilities, or create disruptions in our business.

We may pursue acquisitions of other companies or businesses from time to time. Although we review the records of companies or businesses we plan to acquire, even an in-depth review of records may not reveal existing or potential problems or permit us to become familiar enough with a business to assess fully its capabilities and deficiencies. As a result, we may assume unanticipated liabilities or adverse operating conditions, or an acquisition may not perform as well as expected. We face the risk that the returns on acquisitions will not support the expenditures or indebtedness incurred to acquire such businesses, or the capital expenditures needed to develop such businesses. We also face the risk that we will not be able to integrate acquisitions into our existing operations effectively without substantial expense, delay or other operational or financial problems. Integration may be hindered by, among other things, differing procedures, including internal controls, business practices and technology systems. We may need to divert more management resources to integration than we planned, which may adversely affect our ability to pursue other profitable activities.

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

Under the supervision and with the participation of our management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2004.

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

None.

Item 6: Exhibits

An “Exhibit Index” is filed as part of this Form 10-Q on page 50 and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICARE HEALTH SYSTEMS, INC. (Registrant)

Date: November 4, 2004	By:	/s/ GREGORY W. SCOTT
Gregory W. Scott Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2004	By:	/s/ PETER A. REYNOLDS
Peter A. Reynolds Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

2.01	Agreement and Plan of Merger, dated as of September 15, 2004 between the Registrant, Ashland Acquisition Corp., and American Medical Security Group, Inc. (incorporated by reference to Exhibit 2.01 of Registrant’s Form 8-K, dated September 15, 2004).

3.01	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-3 (File No. 333-83069)).

3.02	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K, dated November 19, 1999).

3.03	Amendment to Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.03 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).

3.04	First Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.04 to Registrant’s Form 10-K for the year ended December 31, 2003).

4.01	Form of Specimen Certificate For Registrant’s Common Stock (incorporated by reference to Exhibit 4.02 to Registrant’s Form 10-K for the year ended December 31, 1999).

4.02	Indenture, dated as of November 22, 2002, between Registrant and U.S. Bank National Association (as Trustee) (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-3 (File No. 333-102909)).

4.03	Registration Rights Agreement, dated as of November 22, 2002, between the Registrant and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-3 (File No. 333-102909)).

4.04	Indenture, dated as of May 21, 2002, among PacifiCare Health Systems, Inc., as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc. and SeniorCo, Inc., as initial subsidiary guarantors, and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).

4.05	Registration Rights Agreement, dated May 21, 2002, by and among PacifiCare Health Systems, Inc., PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc., SeniorCo, Inc., Morgan Stanley & Co. Incorporated and UBS Warburg LLC (incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).

4.06	Supplemental Indenture, dated as of September 15, 2003, by and among PacifiCare Health Systems, Inc., as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc., and SeniorCo, Inc., as initial subsidiary guarantors, Rx Solutions, Inc., PacifiCare Behavioral Health, Inc. and Secure Horizons USA, Inc., as PHPA subsidiary guarantors, U.S. Bank National Association, as successor to the State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.06 to Registrant’s Form 10-K for the year ended December 31, 2003).

*4.07	Second Supplemental Indenture, dated as of November 19, 2003, by and among PacifiCare Health Systems, Inc., as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., MEDeMORPHUS Healthcare Solutions, Inc. (formerly known as Rx-Connect, Inc.) and SeniorCo, Inc., as initial subsidiary guarantors, Rx Solutions, Inc., PacifiCare Behavioral Health, Inc. and Secure Horizons USA, Inc., as PHPA subsidiary guarantors, PacifiCare of Arizona, Inc. and PacifiCare of Oklahoma, Inc., as additional subsidiary guarantors, U.S. Bank National Association, as successor to the State Street Bank and Trust Company of California, N.A., as trustee, a copy of which is filed herewith.

*4.08	Third Supplemental Indenture, dated as of January 14, 2004, by and among PacifiCare Health Systems, Inc., as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., MEDeMORPHUS Healthcare Solutions, Inc. (formerly known as Rx-Connect, Inc.), SeniorCo, Inc., Rx Solutions, Inc., PacifiCare Behavioral Health, Inc., Secure Horizons USA, Inc., PacifiCare of Arizona, Inc. and PacifiCare of Oklahoma, Inc., as existing subsidiary guarantors, PacifiCare Southwest Operations, Inc., as additional subsidiary guarantor, U.S. Bank National Association, as successor to the State Street Bank and Trust Company of California, N.A., as trustee, a copy of which is filed herewith.

4.09	Specimen Form of Exchange Global Note for the 10 3/4% Senior Notes due 2009 (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).

4.10	Rights Agreement, dated as of November 19, 1999, between the Registrant and Chase Mellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K, dated November 19, 1999).

10.01	Senior Executive Employment Agreement, dated as of March 30, 2004, between the Registrant and Howard G. Phanstiel (incorporated by reference to Exhibit 10.01 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.02	Senior Executive Employment Agreement, dated as of August 1, 2004, between the Registrant and Gregory W. Scott (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K, dated October 13, 2004).

10.03	Senior Executive Employment Agreement, dated as of March 1, 2002, between Registrant and Bradford A. Bowlus (incorporated by reference to Exhibit 99.4 to Registrant’s Form 10-Q for the quarter ended March 31, 2002).

10.04	Senior Executive Employment Agreement, dated as of July 22, 2002, between the Registrant and Jacqueline B. Kosecoff, Ph.D. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended September 30, 2002).

10.05	Senior Executive Employment Agreement, dated as of March 31, 2004, between the Registrant and Katherine F. Feeny (incorporated by reference to Exhibit 10.05 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.06	Senior Executive Employment Agreement, dated as of January 1, 2002, between the Registrant and Joseph S. Konowiecki (incorporated by reference to Exhibit 10.26 to Registrant’s Form 10-K for the year ended December 31, 2001).

10.07	Senior Executive Employment Agreement, dated as of December 2, 2002, between the Registrant and Sharon D. Garrett (incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2002).

10.08	Senior Executive Employment Agreement, dated as of October 3, 2004, between the Registrant and Peter A. Reynolds (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K, dated October 13, 2004).

10.09	1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit 10.05 to Registrant’s Form 8-B, dated January 23, 1997).

10.10	First Amendment to 1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit D to Registrant’s Proxy Statement, dated May 25, 1999).

10.11	Second Amendment to the 1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).

10.12	Form of Restricted Stock Grant Notice and Restricted Stock Grant Agreement under the 1996 Stock Option Plan for Officers and Key Employees of the Registrant, as amended (incorporated by reference to Exhibit 10.12 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.13	Form of Stock Option Agreement under the 1996 Stock Option Plan for Officers and Key Employees of the Registrant, as amended (incorporated by reference to Exhibit 10.13 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.14	2000 Employee Plan (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-44038)).

10.15	First Amendment to the 2000 Employee Plan of the Registrant (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).

10.16	Form of Restricted Stock Grant Notice and Restricted Stock Grant Agreement under the 2000 Employee Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.16 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.17	Form of Stock Option Agreement under the 2000 Employee Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.18	Amended and Restated 2000 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 1 to Registrant’s Proxy Statement, dated May 18, 2001).

10.19	First Amendment to the Amended and Restated 2000 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).

10.20	Second Amendment to the Amended and Restated 2000 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 10.18 to Registrant’s Form 10-Q for the quarter ended September 30, 2003).

10.21	Form of Stock Option Agreement under the Amended and Restated 2000 Non-Employee Directors Stock Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.22	Amended and Restated 1996 Non-Officer Directors Stock Plan (incorporated by reference to Exhibit E to Registrant’s Proxy Statement, dated May 25, 1999).

10.23	First Amendment to Amended and Restated 1996 Non-Officer Directors Stock Option Plan (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-8 (File No. 333-49272)).

10.24	Form of Stock Option Agreement under the Amended and Restated 1996 Non-Officer Directors Stock Option Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.24 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.25	2003 Incentive Bonus Plan of the Registrant (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2003).

10.26	2003 Management Incentive Compensation Plan of the Registrant (incorporated by reference to Annex B to Registrant’s Proxy Statement, dated May 8, 2003).

10.27	Amended 1997 Premium Priced Stock Option Plan of the Registrant (incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement, dated April 28, 1998).

10.28	First Amendment to Amended 1997 Premium Priced Stock Option Plan, dated as of August 27, 1998 (incorporated by reference to Exhibit 10.12 to Registrant’s Form 10-K for the year ended December 31, 1998).

10.29	Third Amended and Restated PacifiCare Health Systems, Inc. Stock Unit Deferred Compensation Plan, dated January 1, 2002 (incorporated by reference to Exhibit 10.20 to Registrant’s Form 10-K for the year ended December 31, 2002).

10.30	First Amendment, dated as of January 22, 2003, to the Third Amended and Restated PacifiCare Health Systems, Inc. Stock Unit Deferred Compensation Plan, dated January 1, 2002 (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2002).

10.31	Third Amended and Restated PacifiCare Health Systems, Inc. Non-Qualified Deferred Compensation Plan, dated as of October 23, 2003 (incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-Q for the quarter ended September 30, 2003).

10.32	Second Amended and Restated PacifiCare Health Systems, Inc. Statutory Restoration Plan, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.23 to Registrant’s Form 10-K for the year ended December 31, 2002).

10.33	Amended and Restated 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to Registrant’s Proxy Statement dated April 22, 2004).

10.34	Form of Contract with Eligible Medicare+Choice Organization and the Centers for Medicare and Medicaid Services for the period January 1, 2004 to December 31, 2004 (incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-K for the year ended December 31, 2003).

10.35	Form of Indemnification Agreement by and between the Registrant and certain of its Directors and Executive Officers (incorporated by reference to Exhibit 10.26 to Registrant’s Form 10-Q for the quarter ended March 31, 2003).

10.36	Information Technology Services Agreement, dated as of December 31, 2001, between the Registrant and International Business Machines Corporation (incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-K for the year ended December 31, 2001).

10.37	Information Technology Services Agreement, dated as of January 11, 2002, between the Registrant and Keane, Inc. (incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-K for the year ended December 31, 2001).

10.38	Credit Agreement, dated as of June 3, 2003, between the Registrant, the Subsidiary Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).

10.39	Amendment No. 1 to the Credit Agreement, dated as of November 13, 2003, between the Registrant, the Subsidiary Guarantors party thereto and JPMorgan Chase Bank as Administrative Agent (incorporated by reference to Exhibit 10.35 to Registrant’s Form 10-K for the year ended December 31, 2003).

10.40	Amendment No. 2 to the Credit Agreement, dated as of December 17, 2003, between the Registrant, the Subsidiary Guarantors party thereto and JPMorgan Chase Bank as Administrative Agent (incorporated by reference to Exhibit 10.36 to Registrant’s Form 10-K for the year ended December 31, 2003).

10.41	Amendment No. 3 to the Credit Agreement, dated as of May 19, 2004, between the Registrant, the Subsidiary Guarantors party thereto and JPMorgan Chase Bank as Administrative Agent (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004).

10.42	Memorandum of Understanding, dated as of March 21, 2003, by and among the State of Texas, the Office of the Attorney General, the Texas Department of Insurance, including the Texas Insurance Commissioner, and PacifiCare of Texas, Inc. (incorporated by reference to Exhibit 10.35 to Registrant’s Form 10-Q for the quarter ended March 31, 2003).

10.43	Definitive Settlement Agreement, dated as of July 23, 2003, by and among the State of Texas, the Office of the Attorney General, the Texas Department of Insurance, including the Texas Insurance Commissioner, and PacifiCare of Texas, Inc. (incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).

11.1	Statement regarding computation of per share earnings (included in Note 8 to the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q).

14.1	Financial Code of Ethics (incorporated by reference to Exhibit 14.1 to Registrant’s Form 10-K for the year ended December 31, 2003).

*15.1	Letter re: Unaudited Interim Financial Information, a copy of which is filed herewith.

*20.1	Independent Registered Public Accounting Firm’s Review Report, a copy of which is filed herewith.

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*	A copy of this exhibit is being filed with this Quarterly Report on Form 10-Q.