Form 10-K
period 2004-12-31
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 2005-02-25
CIK 1027974

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 001-31700

PACIFICARE HEALTH SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4591529
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

5995 Plaza Drive, Cypress, California	90630
(Address of Principal Executive Offices)	(Zip Code)

(714) 952-1121

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)  Yes ☒    No ☐

Non-affiliates of the Registrant held approximately $2,809,800,000 of the aggregate market value of common stock on June 30, 2004.

There were approximately 86,665,000 shares of common stock outstanding on January 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference under Parts II and III of this Form 10-K:

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

For the Year Ended December 31, 2004

I

PART I

ITEM 1.  BUSINESS

Introduction

In this Annual Report on Form 10-K, we refer to PacifiCare Health Systems, Inc. as “PacifiCare,” “the Company,” “we,” “us,” or “our.”

We offer managed care and other health insurance products to employer groups, individuals and Medicare beneficiaries throughout most of the United States and Guam. Our commercial and senior plans are designed to deliver quality health care and customer service to members cost-effectively. These products include health insurance, health benefits administration and indemnity insurance products such as Medicare Supplement products offered through health maintenance organizations, or HMOs, and preferred provider organizations, or PPOs. We also offer a variety of specialty managed care products and services that employees and individuals can purchase as a supplement to our basic commercial and senior medical plans or as stand-alone products. These products include pharmacy benefit management, or PBM, services, behavioral health services, group life and health insurance and dental and vision benefit plans. As of December 31, 2004, we had approximately 3.3 million HMO and other commercial and senior product members and approximately 10.4 million members in our PBM, dental and behavioral plans, including both members covered by our commercial or senior HMOs, and members who are unaffiliated with our HMOs.

We were formed in 1996 as a Delaware corporation and are the successor to a California corporation that was formed in 1983 and reincorporated as a Delaware corporation in 1985. Our principal executive offices are located at 5995 Plaza Drive, Cypress, California 90630, and our telephone number is (714) 952-1121.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are currently available free of charge to the general public through our website at www.pacificare.com. These reports are accessible on our website as soon as reasonably practicable after being filed with the SEC. These reports are also available at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

This Annual Report on Form 10-K contains both historical and forward-looking information. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Cautionary Statements” for a description of a number of factors that could adversely affect our results.

Business Strategy

Our mission is to create long-term stockholder value as a consumer health organization committed to making people’s lives healthier and more secure. Our strategy to achieve this mission is to continue the innovative expansion of our health care services portfolio, increase membership in our commercial and specialty businesses, including our small group and individual business and maintain and grow our Medicare Advantage, formerly Medicare+Choice, business. We intend to accomplish this by taking advantage of opportunities in some markets to compete with the standard government Medicare program for new members, and by aligning our organization to meet the financial, health and wellness needs of our members.

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

We operate one of the largest Medicare Advantage programs in the United States as measured by membership and we have used our long experience in working with seniors to operate our program cost-effectively in what was a declining

Medicare funding environment. On December 8, 2003, the President signed the new Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, into law. This law increases the Medicare Advantage reimbursement payment formula, creates a prescription drug discount card program in 2004-2005 and establishes a new Part D Medicare prescription drug benefit beginning in 2006. This law also requires us to pass through, in 2005, 100% of the incremental funding to our members in the form of enhanced benefits, or to providers for increased network stabilization. With the changes in Medicare funding, beginning in 2004 we were able to increase our membership in Medicare Advantage beginning in 2004 for the following reasons:

•	Increased government funding under the MMA legislation allowed us to improve previously reduced benefits and reduce member premiums, co-payments and deductibles;

•	Enhanced benefits, such as prescription drugs and lower out-of-pocket payments, made our Medicare Advantage plans more competitive with the government’s traditional Medicare program. We already offer prescription drug coverage that will not be available under traditional Medicare until 2006; and

•	We are well positioned to establish a greater market presence due to our long standing commitment to the Medicare Advantage market even during times when adequate funding may not have been available.

One of our primary areas of focus has been servicing large employer groups. In recent years, we have concentrated on small employer groups and individuals as demonstrated by our acquisition of American Medical Security Group, Inc., or AMS, and our pending acquisition of the group health insurance business of Pacific Life Insurance Company, or Pacific Life.

Health Plans

We have developed products and services in order to meet the needs of our commercial and senior customers. In developing our products and marketing plans, we take into account the differing needs of our customers and believe that we create cost-effective, quality health care service options.

Commercial Products

Our commercial HMO, PPO and Self Directed Health Plan, or SDHP, products may be offered on a stand-alone basis or may be bundled with our specialty products and services, including PBM, behavioral health services, group life and health insurance products, and dental and vision services. This provides employer groups and individuals with more benefit options from a single source and the ability to design tailored benefit programs. We also sell our specialty products and services on a stand-alone basis to unaffiliated health plans, employer groups and individuals.

Our HMO plans provide health care benefits to commercial members through a defined provider network in which members typically pay a fixed copayment for services accessed. We have a broad network that as of December 31, 2004 included approximately 700 hospitals and 68,000 primary care and specialty physicians.

Our PPO network supplements our existing HMO network with additional health care providers. We also contract with commercial PPO networks in geographic areas where we do not have HMOs. The PPOs generally enable members to have a broad selection of providers in any given geographic area. Additionally, access is extended to health care providers located outside of a given geographic area through out-of-network benefits that allow choice beyond the organized PPO network in exchange for reduced coverage or higher coinsurance or copayments. Our PPO products give members open access to network providers, with no primary care physician coordinating care and simplified medical management practices.

Our SDHP product, which was introduced in 2004, offers our members a self directed account, or SDA, that covers certain health care expenses coupled with a PPO plan for expenses incurred that are outside of the coverage of the SDA, and after the applicable deductibles have been met. Unused amounts in the SDA can roll over from year to year and accumulate for future use (up to a plan maximum). The SDA feature gives members control over their health care spending, provides greater personal choice in health care services and encourages members to budget and plan for health care expenses.

We also offer an exclusive provider organization, or EPO, product that combines all of our proprietary networks in each state where we offer PPOs. This allows members to receive more cost-effective benefits on an in-network basis as long as they receive services from a contracted EPO provider. The EPO plan is an open-access product within the combined network and there is no primary care physician gatekeeper. This makes the EPO an excellent option for providing members with broader access to network physicians.

We target a variety of plan sponsors including employer groups and other purchasing coalitions, as well as state and federal government agencies. We offer commercial products in a broad spectrum of customer segments ranging from individuals and small groups to large employers. We also have contracts with the United States Office of Personnel Management, or OPM, to provide HMO services to members under the Federal Employee Health Benefit Program, or FEHBP, for federal employees, annuitants and their dependents.

As of December 31, 2004, we had approximately 1.9 million commercial HMO members and approximately 583,000 enrollees in our PPO products.

Group Life and Health Products

We are licensed to issue life and health care insurance in 47 states, including each of the states where our HMOs operate, the District of Columbia and Guam. By marketing our commercial health care product line in conjunction with supplemental insurance products, we are able to offer multi-option health and financial benefit programs. Other supplementary benefits offered to employer groups include basic life insurance, group term life insurance, indemnity dental and indemnity behavioral health benefits. Indemnity dental and behavioral health benefits are specialty products. We also offer life, accidental death and dismemberment and short-term and long-term disability products to our commercial employer groups through AMS or under a private label arrangement with the Hartford Life Group.

Senior Products

We offer eligible Medicare beneficiaries access to Medicare Advantage and Medicare Supplement products through our Secure Horizons programs.

Medicare Advantage Plans.  We are one of the largest Medicare Advantage organizations in the United States as measured by membership with approximately 705,000 members as of December 31, 2004. Medicare is a federal program that provides persons age 65 and over and eligible disabled persons under the age of 65 a variety of hospital and medical insurance benefits. Most individuals eligible for Medicare are entitled to receive inpatient hospital care under Part A without the payment of any premium, but are required to pay a premium to the federal government, which is adjusted annually, to be eligible for physician care and other services under Part B. Beneficiaries are required to pay out-of-pocket deductibles and coinsurance in both Part A and Part B of the traditional Medicare program.

We contract with the Centers for Medicare and Medicaid Services, or CMS, under the Medicare Advantage program to provide health insurance coverage in exchange for a fixed monthly payment per member that varies based on geographic and risk factors. Individuals who elect to participate in the Medicare Advantage program may receive benefits greater than the government program, such as pharmacy drug coverage and reduced deductibles and coinsurance, but are generally required to use the services provided by the HMO exclusively and are required to pay a Part B premium to the Medicare program. These individuals also may be required to pay a monthly premium to the HMO.

Medicare Supplement Products.  We are licensed in 48 states to offer group and individual senior supplement products and have licenses pending in two states and Puerto Rico. These products are designed to fill gaps left by traditional Medicare coverage. For example, the Individual Supplement products pay for hospital deductibles, physician copayments and coinsurance for which an individual enrolled in the traditional Medicare program would otherwise be responsible. The Senior Supplement product provides employer groups with similar coverage options for their Medicare eligible retirees. The Secure Horizons Prescription Advantages Plan has no annual deductible, no annual maximums, and provides unlimited coverage for approximately 400 generic medications covering many chronic conditions and ailments. This plan offers discounts on most other drugs depending on how the drugs are purchased.

Specialty

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

Prescription Solutions®.  Prescription Solutions offered integrated PBM services (including mail order pharmacy services) to approximately 5.6 million people, including approximately 743,000 seniors, as of December 31, 2004. Prescription Solutions offers a broad range of innovative programs, products and services designed to enhance clinical outcomes with appropriate financial results for employers and members.

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

Behavioral Health Services.  We provide behavioral health care services including managed behavioral health, employee assistance, care management and chemical dependency benefit programs. As of December 31, 2004, we provided these behavioral health care services to approximately 3.8 million affiliated and unaffiliated members through our provider network. Managed behavioral health and chemical dependency services are offered as a standard part of most of our commercial health plans and are sold in conjunction with our other commercial and Medicare products, and are sold on a stand-alone basis to unaffiliated health plans and employer groups.

Dental and Vision Services.  We provide a broad range of dental and vision insurance and discount services to individuals and employer groups. Commercial plans include dental HMO, dental PPO, dental fee-for-service, vision PPO, and dental and vision discount programs. We also provide dental services to seniors through Secure Horizons. We provide our commercial dental and vision products to small, mid-size and large employers, regardless of their existing medical carrier. As of December 31, 2004, we provided these dental and vision services to approximately 1.0 million affiliated and unaffiliated members.

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

Underwriting

In establishing premium rates for our health care plans, we use underwriting criteria based upon our accumulated actuarial data, with adjustments for factors such as the physicians and hospitals utilized, claims experience, member demographic mix and industry differences. Predictive models using pharmacy data and health status are also used to identify health care costs that are likely to emerge. Our underwriting practices are filed and approved in states in which we operate and require those actions. Because our members are in multiple states, our underwriting practices, especially in the individual, small group and Medicare Supplement markets, are subject to a variety of legislative and regulatory requirements and restrictions unique to the state in which a member resides.

Medical Management

Our profitability depends, in part, on our ability to control health care costs while providing quality care. Our medical management staff consists of doctors and nurses who monitor the medical treatment of our members in need of hospital and specialist care. In some cases, our medical managers are located on-site at some of our key contracted hospitals.

Our medical management programs include:

•	Chronic Disease Management. We have created a wide range of disease management programs designed to provide specialized services to members with chronic disease states including among others, congestive heart failure, coronary artery disease, end-stage renal disease, chronic obstructive pulmonary disease and cancer. These programs focus on prevention, member education, effective care management, and evidence-based care to improve our members’ lifestyle and reduce unnecessary or preventable hospitalization costs. These programs may be developed and managed internally or we may contract with third parties who have specialized expertise or technology within a specific diagnostic category;

•	Precertification of Admission. In the precertification stage, our medical managers verify that requests for hospitalization and specified health care procedures meet specific clinical criteria and are approved in advance;

•	Concurrent Review. Once our member has been admitted to the hospital for care, our on-site or telephonic medical managers provide administrative oversight of the hospitalization process. Our medical managers also monitor the discharge process and coordinate any outpatient services needed by the patient, including skilled nursing facility, home nursing care and rehabilitation therapy. We also contract with hospitalists to assist us in managing the care of hospitalized patients. Hospitalists are physicians who specialize in coordinating the care of patients during their stay in a hospital, including oversight of patients in the emergency room, coordinating appropriate admissions and level of care (including intensive care when appropriate), coordinating consultations with subspecialists and ordering tests and procedures;

•	Retrospective Review. Our retrospective review process involves confirming our certifications of services provided to our members when our medical management staff has not been concurrently involved in the hospitalization of our members. This process can also occur when our members receive emergency care at an out-of-area hospital or when medical claims may be disputed; and

•	Case Management. Our case management department provides multi-disciplinary coordination of personalized care for patients with complex medical conditions, including arranging access to appropriate medical and social services, to improve the health status and manage health care costs for these patients; in addition, specific case management programs have been implemented for the “frail member” and those with terminal illnesses.

Marketing

Our commercial products are marketed under the PacifiCare and AMS brands, which we believe have a reputation for quality and value. Our senior products are marketed under the Secure Horizons name, which we believe is one of the premier service marks in health care services among seniors in our markets in the western United States. We market our specialty products under the PacifiCare brand and our third-party unaffiliated PBM services under our Prescription Solutions service mark.

Marketing to our small group, large group and National Account commercial customers is typically handled primarily through the broker and consultant channels. After a large group or National Account is sold we market directly to employees, primarily during their open enrollment periods. For many of our larger commercial accounts, the open enrollment periods typically occur for 30 days during the fourth quarter of the calendar year. For some employer groups, we are the exclusive provider of health care products for their employees on a full-replacement basis. We also offer individual commercial products directly to consumers.

We use various techniques to attract commercial members, including work site presentations, direct mail, medical group tours and local advertising. We also use television, radio, billboard and print media to market our programs to potential commercial members. Further, we utilize multiple distribution channels such as general agents, an on-line price quoting service, and insurance brokers and consultants who represent many employer groups. These brokers and consultants work directly with employers to recommend or design employee benefits packages and select carriers to provide these services. Commercial marketing provides brokers with kits containing information about our products and programs. We engage in Broker Advisory Councils and conferences to provide brokers with education on our products and services. We send communications to our brokers on a regular basis to update them on new products or changes.

We believe that our commitment to service and offering of health programs, such as, HealthCredits, depression, diabetes, Pregnancy to Preschool and special programs including Women’s Health Solutions and Latino Health Solutions differentiates us from other carriers. Also, our product offering, including our SDHP product, provides solutions to commercial customers.

We believe that our understanding of the senior population and our attention to customer service differentiates our Secure Horizons program from competing products. We market our Secure Horizons programs to Medicare beneficiaries and caregivers for Medicare beneficiaries primarily through direct mail, newspaper, television, telemarketing, our website, and community-based events. We also have a national broker channel for delivery of all of our products.

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

We have established corporate goals to have our information technology, or IT, systems operate under an integrated business platform and improve operational efficiency. Simplification and integration of the systems servicing our business are important components of controlling health care and administrative expenses and improving member satisfaction. To accomplish these goals, we have outsourced data processing operations and maintenance of older software applications so we can focus internally on new technologies. Additionally, we are opportunistically insourcing data center operations and software development as part of our long-term sourcing strategy.

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

Government Regulation

General HMO and Indemnity Regulation

We are subject to extensive federal and state regulations that govern the scope of benefits provided to our members. These regulations can vary significantly from jurisdiction to jurisdiction. Broad latitude is given to the agencies administering these regulations. Changes in applicable laws and regulations are continually being considered, and the interpretation of existing laws and rules also may change periodically. Existing and future laws and rules could force us to change how we do business, restrict revenue and enrollment growth, increase our health care and administrative costs and capital requirements and increase our liability in federal and state courts for coverage determinations, contract interpretation and other actions. We must obtain and maintain regulatory approvals to market our products, to increase prices for certain regulated products and to consummate acquisitions and dispositions of health plans.

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

State legislatures and Congress continue to focus on health care issues. Bills and regulations at state and federal levels may affect certain aspects of our business, including:

•	increasing minimum capital or risk based capital requirements;

•	mandating benefits and products;

•	restricting a health plan’s ability to limit coverage to medically necessary care;

•	reducing the reimbursement or payment levels for government funded programs;

•	imposing guidelines for pharmaceutical manufacturers that could cause pharmaceutical companies to restructure the financial terms of their business arrangements with PBMs or health plans;

•	patients’ bill of rights legislation at the state and federal level that could hold health plans liable for medical malpractice;

•	limiting a health plan’s ability to capitate physicians and hospitals or delegate financial risk, utilization review, quality assurance or other medical decisions to our contracting physicians and hospitals;

•	restricting a health plan’s ability to select and terminate providers in our networks;

•	allowing independent physicians to collectively bargain with health plans on a number of issues, including financial compensation;

•	adding further restrictions and administrative requirements on the use, retention, transmission, processing, protection and disclosure of personally identifiable health information;

•	tightening time periods for the timely payment and administration of health care claims and imposing financial and other penalties for non-compliance;

•	limiting the ability of small employer group health plans to use risk selection to control costs and health status and industry codes to set rates, as well as limiting the amount of rate increases that can be given from year to year;

•	allowing employers to leverage their purchasing power through associations or other multiple employer arrangements; and

•	adding further restrictions and administrative requirements related to the compensatory arrangements pertaining to our agents and brokers in connection with the sale of our products and disclosure of such compensatory arrangements.

Office of Personnel Management

We have commercial contracts with OPM to provide managed health care services to federal employees, annuitants and their dependents under FEHBP. Rather than negotiating rates, OPM requires health plans to provide the FEHBP with rates comparable to the rates charged to the two employer groups with enrollment closest in size to the FEHBP in the applicable community after making required adjustments. OPM further requires health plans to certify each year that rates meet these requirements. Periodically, the Office of the Inspector General, or OIG, audits health plans to verify that the premiums charged are calculated and charged in compliance with these regulations and guidelines. OPM has the right to audit the premiums charged during any period for up to five years following the end of that contract year. The final resolution and settlement of audits have historically taken more than three years and as many as seven years. We have a formal compliance program to specifically address potential issues that may arise from the FEHBP rating process, to work with OPM to understand its interpretation of the rules and guidelines prior to completion of the rating process, to standardize the FEHBP rating process among all of our HMOs, and to help reduce the likelihood that future government audits will result in any significant findings.

Required Statutory Capital

By law, regulation and governmental policy, our HMO, indemnity and regulated specialty product subsidiaries, which we refer to as our regulated subsidiaries, are required to maintain minimum levels of statutory net worth. The minimum statutory net worth requirements differ by state and are generally based on a percentage of annualized premium revenue, a percentage of annualized health care costs, or risk based capital, or RBC requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners, or NAIC. If adopted, the RBC requirements may be modified as each state legislature deems appropriate for that state. The RBC formula, based on asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level, or ACL, which represents the minimum amount of net worth believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain the greater of the required ACL or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. As of December 31, 2004, the aggregate net worth of our regulated subsidiaries exceeded 300% of the aggregate ACL calculated under NAIC RBC guidelines. The amount of statutory capital in excess of state regulatory requirements was approximately $800 million as of December 31, 2004. In addition to the foregoing requirements, our regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans and other transfers of cash to the parent company.

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

Competition

In offering HMOs, PPOs and related products, we compete with Aetna Inc., CIGNA Corporation, Health Net, Inc., WellPoint, Inc., other Blue Cross and Blue Shield plans and UnitedHealth Group Incorporated, as well as other national and regional health insurers for membership. Regional competitors include Kaiser Foundation Health Plan Inc., Health Net, Inc., WellPoint, Inc., Humana Inc., and the member companies of the Blue Cross and Blue Shield Association. We also offer a regional alternative for national employers who are willing to support multiple health plans to maintain plans that best suit the needs of employees within a specific region.

We are one of the largest Medicare Advantage organizations measured in terms of membership in the nation, both in absolute terms and as a percentage of overall membership, offering competitive advantages and economies of scale in the Medicare Advantage market. In 2002 and 2003, we reduced our benefits, raised member copays and deductibles, and replaced coverage of brand name prescription drugs with generic drugs in most of the counties where we participate in Medicare Advantage. This was in response to the rising health care costs of treating the senior population and the inadequate rate of increase in levels of Medicare reimbursement from the government. These changes caused members to leave our plans for competing plans or traditional Medicare coverage. Many competing HMO health plans also reduced their participation in the Medicare Advantage program and reduced benefits coverage.

Beginning in 2004, we were able to improve our competitive position in Medicare Advantage for the following reasons:

•	Increased government funding under the MMA legislation allowed us to improve previously reduced benefits and reduce member premiums, co-payments and deductibles;

•	Enhanced benefits, such as prescription drugs and lower out-of-pocket payments, made our Medicare Advantage plans more competitive with the government’s traditional Medicare program. We already offer prescription drug coverage that will not be available under traditional Medicare until 2006; and

•	We are well positioned to establish a greater market presence due to our long standing commitment to the Medicare Advantage market even during times when adequate funding may not have been available.

Because of the increased government funding under the MMA legislation, there is a greater risk that competition among private health plans for Medicare Advantage members could increase in 2005.

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

Prescription Solutions’ PBM services are sold as part of our commercial and Medicare products and on a stand-alone basis to unaffiliated health plans and employer groups. We believe our competitors include Medco Health Solutions Inc., Caremark Rx, Inc. and Express Scripts Inc. We believe because it is aligned with a managed care organization, Prescription Solutions differentiates itself from other independent pharmacy benefit organizations by managing prescription costs and outcomes for managed care organization members. Our mail order prescription drug service competes with national, regional and local pharmacies and other mail order prescription drug companies.

The managed behavioral health care industry is dominated by a few large companies, principally Magellan Health Services, Inc. and ValueOptions, Inc., as well as the behavioral health divisions of health insurers such as UnitedHealth

Group Incorporated and CIGNA Corporation. Our ability to compete is affected by a limited national supply of providers, particularly psychiatrists and psychiatric hospital units. Our behavioral health subsidiary has a core competency in managing at-risk contracts, which we believe differentiates us competitively in states with mental health parity laws that mandate equal coverage for behavioral health benefits.

We believe that to retain our health plans’ competitive advantages we should continue to focus on developing additional products and services that are demanded by the market. We believe that consumers want products and services that go beyond basic necessity, extending to areas such as lifestyle and wellness enhancing products. The factors that we believe give us competitive advantages are:

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

Intellectual Property

We own various federally registered trademarks, service marks and other trade names. Some of the more material marks we own include PacifiCare®, SecureHorizons®, Prescription Solutions® and the QUALITY INDEX® profile. There is also a patent pending for certain methods used in creating our QUALITY INDEX® profile.

Employees

At January 31, 2005, we had approximately 9,800 full and part-time employees. None of our employees is presently covered by a collective bargaining agreement. We consider relations with our employees to be good and have never experienced any work stoppage.

ITEM 2.  PROPERTIES

As of December 31, 2004, we leased approximately 104,000 aggregate square feet of space for our principal corporate headquarters and executive offices in Cypress, California. In connection with our operations, as of December 31, 2004, we leased approximately 1.8 million aggregate square feet for office space, subsidiary operations, customer service centers and space for computer facilities. Such space corresponds to areas in which our HMOs or specialty managed care products and services operate, or where we have satellite administrative offices. Our leases expire at various dates from 2005 through 2012.

In California, Wisconsin, and Guam, we own three buildings encompassing approximately 625,000 aggregate square feet of space primarily used for the administrative operations of our subsidiary, AMS. All of our facilities are in good working condition, are well maintained and are adequate for our present and currently anticipated needs. We believe that we can rent additional space at competitive rates when current leases expire, or if we need additional space.

ITEM 3.  LEGAL PROCEEDINGS

For information regarding our legal proceedings, see Note 13 of the Notes to Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the three months ended December 31, 2004.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

On June 6, 2003, our common stock listing was transferred from the NASDAQ National Market under the symbol PHSY to the New York Stock Exchange (NYSE) under the symbol PHS.

On January 20, 2004, we effected a two-for-one stock split in the form of a stock dividend of one share of our common stock for every share of common stock outstanding to stockholders of record as of the close of business on January 7, 2004. All share price and per share data and numbers of common shares outstanding have been retroactively adjusted to reflect the stock split. See Note 6 of the Notes to Consolidated Financial Statements.

The following table indicates the high and low reported sale prices per share as furnished by the NYSE and NASDAQ.

	High	Low
Year ended December 31, 2003
First Quarter	$14.87	$10.47
Second Quarter	$25.99	$11.38
Third Quarter	$29.63	$23.35
Fourth Quarter	$34.20	$24.17
Year ended December 31, 2004
First Quarter	$39.96	$28.64
Second Quarter	$42.72	$33.71
Third Quarter	$38.70	$29.35
Fourth Quarter	$57.53	$32.50

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

As of January 31, 2005 there were 281 stockholders of record of our common stock.

We have $135 million in aggregate principal amount of 3% convertible subordinated debentures due in 2032. The debentures are convertible into 6,428,566 shares of common stock under certain conditions, including satisfaction of a market price condition for our common stock, satisfaction of a trading price condition relating to the debentures, upon notice of redemption, or upon specified corporate transactions. Each $1,000 of the debentures is convertible into 47.619 shares of our common stock. The market price condition for conversion of the debentures is satisfied if the closing sale price of our common stock exceeds 110% of the conversion price (which is calculated at $23.10 per share) for the debentures for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of any fiscal quarter. In the event that the market price condition is satisfied during any fiscal quarter, the debentures are convertible, at the option of the holder, during the following fiscal quarter. The market price condition is evaluated each quarter to determine whether the debentures will be convertible at the option of the holder during the following fiscal quarter. Beginning with the quarter ended September 30, 2003 and during each consecutive calendar quarter up through and including the quarter ended December 31, 2004, the market price condition described above was satisfied. As a result, the debentures were convertible beginning October 1, 2003, and remain convertible at the option of the holder at any time during the quarter ended March 31, 2005. While no debentures were converted as of December 31, 2004, they are considered common stock equivalents and are included in the calculation of weighted average shares outstanding on a diluted basis for the years ended December 31, 2004 and 2003.

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

In November 2003, we issued 7.6 million shares of our common stock in a public offering. The net proceeds from the offering, approximately $200 million after underwriting fees, were used to redeem $175 million in principal of the company’s outstanding 10 3/4% senior notes. See Note 6 of the Notes to Consolidated Financial Statements.

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Equity Compensation Plan Information” of our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

In May 2004, our Board of Directors authorized the repurchase of up to $150 million of our common stock under a stock repurchase program. Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions using available cash, and may be discontinued at any time. Also, in connection with our employee equity incentive plans, we may repurchase shares of common stock from employees for the satisfaction of their individual payroll tax withholdings upon vesting of restricted stock. For a summary of our repurchase activity for the year ended December 31, 2004, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financing Activities.”

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial and operating data are derived from our audited consolidated financial statements. The selected financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and also with “Item 15. Exhibits and Financial Statement Schedules.”

Income Statement Data

	Year Ended December 31,
	2004(2)	2003(3)	2002(4)	2001(5)	2000(6)
	(Amounts in thousands, except per share data)
Operating revenue	$12,276,804	$11,008,511	$11,156,502	$11,843,972	$11,576,298
Expenses:
Health care services and other	10,173,779	9,065,794	9,485,701	10,367,657	9,913,657
Selling, general and administrative expenses	1,561,247	1,452,542	1,370,160	1,288,374	1,286,790
Impairment, disposition, restructuring, Office of Personnel Management and other charges (credits), net	—	—	3,774	61,157	8,766

Operating income	541,778	490,175	296,867	126,784	367,085
Interest expense, net	(48,041)	(100,531)	(74,904)	(70,282)	(79,636)
Minority interest in consolidated subsidiary	—	—	—	—	637

Income before income taxes	493,737	389,644	221,963	56,502	288,086
Provision for income taxes	190,583	146,896	82,792	38,371	127,046

Income before cumulative effect of a change in accounting principle and extraordinary gain	303,154	242,748	139,171	18,131	161,040
Cumulative effect of a change in accounting principle	—	—	(897,000)	—	—
Extraordinary gain on early retirement of debt (less income taxes of $0.9 million)	—	—	—	875	—

Net income (loss)	$303,154	$242,748	$(757,829)	$19,006	$161,040

Basic earnings (loss) per share(1):
Income before cumulative effect of a change in accounting principle and extraordinary gain	$3.60	$3.26	$1.98	$0.27	$2.29
Cumulative effect of a change in accounting principle	—	—	(12.73)	—	—
Extraordinary gain, net	—	—	—	0.01	—

Basic earnings (loss) per share	$3.60	$3.26	$(10.75)	$0.28	$2.29

Diluted earnings (loss) per share(1):
Income before cumulative effect of a change in accounting principle and extraordinary gain	$3.20	$2.89	$1.98	$0.26	$2.29
Cumulative effect of a change in accounting principle	—	—	(12.73)	—	—
Extraordinary gain, net	—	—	—	0.01	—

Diluted earnings (loss) per share	$3.20	$2.89	$(10.75)	$0.27	$2.29

Operating Statistics
Fully-insured risk medical loss ratios:
Consolidated	84.7%	84.0%	86.8%	89.7%	87.5%
Private—Commercial	83.5%	84.0%	87.1%	89.3%	85.1%
Private—Senior	70.6%	63.4%	53.5%	79.7%	—
Private—Consolidated	83.3%	83.7%	86.7%	89.2%	85.1%
Government—Senior	86.1%	84.2%	86.9%	90.1%	89.4%
Government—Consolidated	86.1%	84.2%	86.9%	90.1%	89.4%
Selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income)	12.8%	13.3%	12.4%	11.0%	11.2%
Operating income as a percentage of operating revenue	4.4%	4.5%	2.7%	1.1%	3.2%
Effective tax rate(7)	38.6%	37.7%	37.3%	67.9%	44.1%

See footnotes following “Balance Sheet Data”.

Continued on next page

Other Financial and Operating Data

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Depreciation and amortization	$70,289	$66,621	$73,884	$148,704	$130,563
Capital expenditures	$73,066	$52,271	$59,274	$77,301	$105,256
Net cash flows provided by operating activities	$28,100	$414,130	$242,379	$38,923	$631,236
Net cash flows provided by (used in) investing activities	$(810,066)	$(201,700)	$(278,137)	$(260,828)	$72,376
Net cash flows provided by (used in) financing activities	$407,648	$34,303	$9,688	$(51,971)	$(301,041)
Membership Data
Commercial	2,593,000	2,202,900	2,361,900	2,520,400	3,061,200
Senior	743,400	709,200	776,100	959,500	1,057,200

Total managed care and other membership	3,336,400	2,912,100	3,138,000	3,479,900	4,118,400

Specialty membership:
Pharmacy benefit management(8)	5,588,700	4,983,500	4,773,100	4,608,900	4,748,800
Behavioral health	3,813,600	3,660,100	3,876,000	3,710,600	3,824,800
Dental and vision	1,040,500	719,600	687,300	908,100	1,360,900

Total specialty membership	10,442,800	9,363,200	9,336,400	9,227,600	9,934,500

Balance Sheet Data
Cash and equivalents	$824,104	$1,198,422	$951,689	$977,759	$1,251,635
Marketable securities	1,936,765	1,359,720	1,195,517	1,062,353	864,013
Total assets	5,226,917	4,619,304	4,251,133	5,096,046	5,323,436
Medical claims and benefits payable	1,192,400	1,027,500	1,044,500	1,095,900	1,270,800
Long-term debt, due after one year	1,051,520	612,700	731,961	794,309	836,556
Stockholders’ equity	2,188,438	1,851,537	1,328,305	2,033,785	2,003,560

(1)	All applicable per share amounts reflect the retroactive effects of the two-for-one common stock split in the form of a stock dividend that was effective January 20, 2004. See Note 6 of the Notes to Consolidated Financial Statements.

(2)	The 2004 results of operations include the results of the AMS acquisition for the period December 13, 2004 to December 31, 2004. See Note 3 of the Notes to Consolidated Financial Statements.

(3)	The 2003 diluted earnings per share has been restated for the retroactive impact of Emerging Issues Task Force, or EITF, Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share. See Note 2 of the Notes to Consolidated Financial Statements.

(4)	The 2002 results include impairment, disposition, restructuring, OPM and other net pretax charges totaling $3.8 million ($2.4 million or $0.03 diluted loss per share, net of tax). See Note 10 of the Notes to Consolidated Financial Statements. Operating income before net pretax charges as a percentage of operating revenue was 2.7%.

The 2002 results include a cumulative effect of a change in accounting principle in connection with the goodwill impairment recognized upon the adoption of Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, totaling $929 million ($897 million or $12.73 diluted loss per share, net of tax). See Note 7 of the Notes to Consolidated Financial Statements.

(5)	The 2001 results include impairment, disposition, restructuring, OPM and other net pretax charges totaling $61 million ($39 million or $0.56 diluted loss per share, net of tax). Operating income before net pretax charges as a percentage of operating revenue was 1.6%.

(6)	The 2000 results include impairment, disposition, restructuring, OPM and other net pretax charges totaling $9 million ($5 million or $0.07 diluted loss per share, net of tax). Operating income before net pretax charges as a percentage of operating revenue was 3.2%.

(7)	Effective income tax rate includes the effect of nondeductible pretax charges, primarily goodwill amortization for the years ended December 31, 2000 and 2001.

(8)	Pharmacy benefit management membership represents external members and members that are in our commercial, Medicare Advantage, Medicare Supplement or CMS Disease Management plans, excluding members covered under other PBM contracts. All of these members either have a prescription drug benefit or are able to purchase their prescriptions utilizing our retail network contracts or our mail service.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In this Annual Report on Form 10-K, we refer to PacifiCare Health Systems, Inc. as “PacifiCare,” “the Company,” “we,” “us,” or “our.” Statements that are not historical facts are forward-looking statements within the meaning of the Federal securities laws, and may involve a number of risks and uncertainties which could cause actual results to differ materially from those anticipated as of the date of this report. In addition, past financial and/or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends. In evaluating these forward-looking statements, you should specifically consider the risks described below under “Cautionary Statements” which follows our discussion on Critical Accounting Estimates and in other parts of this report.

We offer managed care and other health insurance products to employer groups, individuals and Medicare beneficiaries throughout most of the United States and Guam. Our commercial and senior plans are designed to deliver quality health care and customer service to members cost-effectively. These products include health insurance, health benefits administration and indemnity insurance products such as Medicare Supplement products offered through health maintenance organizations, or HMOs, and preferred provider organizations, or PPOs. We also offer a variety of specialty managed care products and services that employees and individuals can purchase as a supplement to our basic commercial and senior medical plans or as stand-alone products. These products include pharmacy benefit management, or PBM, services, behavioral health services, group life and health insurance, dental and vision benefit plans.

Acquisitions.  During 2004, we entered into agreements to acquire two businesses. On December 13, 2004, we completed our acquisition of American Medical Security Group, Inc., or AMS. AMS provides an expansion of our commercial membership, strengthens our position in the individual and small group markets and adds new proprietary products including a health savings account and group life products. We paid $32.75 in cash for each share of AMS common stock outstanding and cashed out all outstanding options on a net basis for a total equity purchase price of approximately $505 million. We financed the acquisition through proceeds from a new $825 million credit facility and the use of internally generated cash. The new credit facility includes a total of $625 million of term debt, approximately $148 million of which was used to refinance our existing senior credit facility and approximately $30 million was used to refinance AMS’s senior credit facility, and a new $200 million unutilized revolving credit facility. We recorded $295 million of goodwill and $26 million of intangible assets as a result of this acquisition. As of December 31, 2004, AMS provided a variety of individual and small group insurance products to approximately 271,200 PPO members, 206,100 dental members and 40,900 employer self-funded members. See Note 3 of the Notes to Consolidated Financial Statements.

On November 29, 2004, we entered into a definitive agreement to purchase Pacific Life Insurance Company’s, or Pacific Life, group health insurance business. The transaction will be financed through internally generated cash. The group health insurance business we are acquiring from Pacific Life includes medical, dental and life coverage for small and large group employers. Through the transaction, which is structured as a coinsurance arrangement, we expect to acquire up to 140,000 PPO members and obtain assets necessary to support and preserve the continuity of the acquired business and the rights to offer employment to the approximately 700 Pacific Life employees who currently provide service and support to the group insurance business. The transaction is subject to approvals from the California Insurance Commissioner and certain other state regulatory approvals. We anticipate the acquisition will be consummated during the spring of 2005.

2004 Changes in Debt.

Senior Credit Facility.  In December 2004, concurrent with the acquisition of AMS, we replaced our senior credit facility with a new syndicated senior credit agreement. The new facility consists of a $200 million term A loan, which matures on December 13, 2009, a $425 million term B loan, which matures on December 13, 2010, and a $200 million revolving line of credit, which matures on December 13, 2009. We used the proceeds of the term A and term B loans to refinance approximately $149 million (including accrued interest and fees of approximately $1 million) outstanding under our previous senior credit facility entered into in June 2003, refinance approximately $30 million outstanding under the senior credit facility of AMS and to fund a portion of the merger consideration paid to acquire AMS. See Note 3 of the Notes to Consolidated Financial Statements. In connection with the credit agreement, we incurred approximately $9 million in fees and expenses that are being amortized over the term of the facility. As of December 31, 2004, we had $625 million outstanding on the term A and term B loans and no balance outstanding on the revolving line of credit. There were no borrowings under the revolving line of credit (or the line of credit we refinanced) during the year ended December 31, 2004.

For additional details related to our debt and financings, see Note 5 of the Notes to Consolidated Financial Statements.

Other

Segment Reporting.  We regularly review for changes in our segment reporting. We expect our specialty product revenues may increase in 2005 and rise to the level of a reportable segment. As a result of entering into contracts that bear margin or pricing risk, we expect there will be an increase in revenues and expenses. Accordingly, we have included in Note 15 of the Notes to Consolidated Financial Statements, disclosures related to our Health Plans and Specialty segments.

Intercompany Transactions.  All intercompany transactions and accounts are eliminated in consolidation.

Results of Operations

Revenue

Health Plans Segment.  Our commercial and senior revenues include all premium revenue we receive from our health plans, indemnity insurance subsidiaries and Medicare Supplement and Senior Supplement products, as well as fee revenue we receive from administrative services we offer through our commercial and senior health plans and related subsidiaries. We receive a monthly payment on behalf of each subscriber enrolled in our commercial HMOs and our indemnity insurance service plans. Generally, our Medicare Advantage, formerly Medicare+Choice, contracts entitle us to per member per month payments from the Centers for Medicare and Medicaid Services, or CMS, on behalf of each enrolled Medicare beneficiary. We report prepaid health care premiums received from our commercial plans’ enrolled groups, CMS, and our Medicare plans’ members as revenue in the month that members are entitled to receive health care. We record premiums received in advance as unearned premium revenue.

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

Specialty Segment.  Our specialty and other revenues include all premium revenues we receive from our behavioral health, dental and vision service plans and fee revenue we receive from administrative services we offer though our specialty companies, primarily from our PBM subsidiary. Our PBM subsidiary generates mail order revenue where we, rather than network retail pharmacies, collect the member copayments for both affiliated and unaffiliated members. Additionally, we record revenues for prescription drug costs and administrative fees charged on prescriptions dispensed by our mail order pharmacy when the prescription is filled. Beginning in January 2004, our PBM subsidiary began entering into retail service contracts where we assume margin or pricing risk. Under these retail service contracts, we are separately obligated to pay our network pharmacy providers for benefits provided to our plan sponsors’ members, and as a result, we have included the total revenues we are contracted to receive from the plan sponsors as specialty and other revenue. Payments we are obligated to make under these retail service contracts to the network pharmacy providers are recorded as health care services and other expenses. For all contracts where we earn a fixed fee per transaction and we do not assume margin or pricing risk, specialty and other revenue and specialty and other health care services and other expenses do not include the network pharmacies’ drug costs and dispensing fees. Instead, we record administrative services fees that we are entitled to receive, in specialty and other revenue. In all retail pharmacy transactions, revenues recognized and expenses recorded are always exclusive of the member’s applicable copayment. Collection of copayments from members is the responsibility of the retail pharmacies.

Net Investment Income.  Net investment income consists of interest income and gross realized gains and losses incurred on cash investments during each period.

Expenses

Health Plans Segment.  Health care services and other expenses for our commercial plans and our senior plans primarily comprise payments to physicians, hospitals and other health care providers for services provided to our commercial and senior health plan members and indemnity insurance plan members. We pay our providers under capitated contracts, fee-for-service contracts, or a combination of both. In the situation where we pay a provider under a combination of capitation and fee-for-service, a member, during the same episode of care, may incur services that are rendered and paid for under the capitated portion of a contract with a physician or hospital and also incur services that are rendered and paid for under the fee-for-service component of the same contract.

Our fee-for-service based health care services expenses consist mostly of four cost of care components: outpatient care, inpatient care, professional services (primarily physician care) and pharmacy benefit costs. All four components are affected by both unit costs and utilization rates. Unit costs, for example, are the cost of outpatient medical procedures, inpatient hospital stays, physician fees for office visits and prescription drug prices. Utilization rates represent the volume of consumption of health services and vary with the age and health of our members and broader social and lifestyle patterns of the population as a whole.

The cost of health care provided is accrued in the month services are provided to members, based in part on estimates of claims for hospital services and other health care costs that have been incurred but not yet reported (including those claims received but not yet paid), or IBNR, under our fee-for-service based provider contracts as well as some services under our capitation contracts for which we retain financial liability, or carve-outs, primarily using standard actuarial methodologies based on historical data. These standard actuarial methodologies include, among other factors, contractual requirements, historical utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefit changes, expected health care cost inflation, seasonality patterns and changes in membership. These estimates are adjusted in future periods as we receive actual paid claims data, and can either increase or reduce our accrued health care costs. Included in health care services and other expenses for the year ended December 31st of last year were net favorable adjustments of 2002 and prior period medical cost estimates of approximately $54 million. During 2003, both commercial and senior net favorable adjustments were mainly from our Texas and California markets and were the result of lower than anticipated health care costs that materialized primarily in senior markets that we exited and recoveries of claims overpayments made in prior periods at rates higher than historic recovery patterns.

The cost of prescription drugs covered under our commercial and senior plans is expensed when the prescription drugs are dispensed. Our commercial and senior plans also provide incentives, through a variety of programs, for health care providers that participate in those plans to control health care costs while providing quality health care. Expenses related to these programs, which are based in part on estimates, are recorded in the period in which the related services are provided. Historically, we have primarily arranged health care services for our members by contracting with health care providers on a capitated basis, regardless of the services provided to each member. Under some of our capitation contracts, we partially share the risk of excess health care expenses with health care providers, meaning that if member utilization of health care services exceeds agreed-upon amounts or falls into certain defined categories, we partially share the excess expenses with the applicable health care provider. Under fee-for- service arrangements, we generally bear the full risk of member utilization of health care services.

Specialty Segment.  Health care services and other expenses for our specialty companies primarily comprise payments to physicians, hospitals and other health care providers under capitated or fee-for-service based contracts for services provided to our behavioral health and dental and vision members and the cost of acquiring drugs for our mail order PBM subsidiary where we assume margin or pricing risk. Health care services and other expenses also include expenses for administrative services performed by our specialty companies.

2004 Compared With 2003

Membership

Health Plans Segment Membership.  Total managed care membership increased 14% to approximately 3.3 million members at December 31, 2004 from approximately 2.9 million members at December 31, 2003.

Commercial membership increased approximately 18% at December 31, 2004 compared to the prior year primarily due to an increase in membership in our PPO and employer self-funded products, which includes the addition of 271,200 PPO and 40,900 employer self-funded members as a result of the AMS acquisition. Membership increases were offset by a net decrease in commercial HMO membership primarily due to the planned termination of large employer groups in Texas and Oklahoma.

Medicare Advantage membership increased approximately 3% at December 31, 2004 compared to the prior year primarily due to increased membership in the HMO product in Arizona, California and Texas from service area expansions and sales through new broker channels.

Medicare Supplement membership increased approximately 35% at December 31, 2004 compared to the prior year primarily due to membership growth in Texas and expansion into 19 new states through new broker channels.

We anticipate that our health plans segment membership will increase in 2005.

Below is a summary of our commercial and senior membership.

	December 31, 2004			December 31, 2003
	Commercial	Medicare Advantage	Total	Commercial	Medicare Advantage	Total
Managed Care Membership(1)(2)
Arizona	167,700	102,900	270,600	159,900	86,600	246,500
California	1,503,300	357,800	1,861,100	1,410,400	348,400	1,758,800
Colorado	250,300	52,100	302,400	229,300	52,600	281,900
Florida	30,400	—	30,400	—	—	—
Guam	27,100	—	27,100	26,400	—	26,400
Illinois	36,900	—	36,900	—	—	—
Michigan	43,800	—	43,800	—	—	—
Nevada	40,900	25,700	66,600	33,300	25,300	58,600
Oklahoma	101,700	15,500	117,200	96,700	18,400	115,100
Oregon	57,400	22,700	80,100	61,100	24,000	85,100
Texas	119,200	84,300	203,500	116,000	74,500	190,500
Washington	75,800	43,700	119,500	69,800	52,500	122,300
Other states	138,500	—	138,500	—	—	—

Total Managed Care Membership	2,593,000	704,700	3,297,700	2,202,900	682,300	2,885,200

Total Membership
Commercial
HMO			1,927,900			1,994,800
PPO(2)			582,500			183,500
Employer self-funded(2)			82,600			24,600

Total Commercial			2,593,000			2,202,900

Senior
Medicare Advantage			704,700			682,300
Medicare Supplement			36,200			26,900
CMS Disease Management			2,500			—

Total Senior			743,400			709,200

Total Membership			3,336,400			2,912,100

(1)	Managed care membership includes HMO and PPO membership whether shared-risk or self-funded.

(2)	At December 31, 2004, commercial managed care membership includes 271,200 PPO and 40,900 employer self-funded members as a result of the AMS acquisition.

Specialty Segment Membership.  PBM unaffiliated membership at December 31, 2004 increased approximately 24% compared to the prior year primarily due to a net addition of 22 new clients, or approximately 175,000 new members, and approximately 317,000 new members from existing clients. PBM PacifiCare membership at December 31, 2004 increased 4% compared to the prior year primarily due to managed care membership growth.

Total behavioral health membership at December 31, 2004, increased approximately 4% compared to the prior year primarily due to growth in PacifiCare commercial membership in the PPO products, partially offset by group terminations in the Employee Assistance Program.

Total dental and vision membership at December 31, 2004, increased approximately 45% compared to the prior year primarily due to the addition of 206,100 members as a result of the AMS acquisition and new PacifiCare vision product offerings which resulted in increased membership in Arizona, California and Nevada.

We anticipate that our specialty segment membership will increase in 2005.

Below is a summary of our specialty membership.

	December 31, 2004			December 31, 2003
	PacifiCare	Unaffiliated	Total	PacifiCare	Unaffiliated	Total
Specialty Membership:
Pharmacy benefit management(1)	3,024,300	2,564,400	5,588,700	2,912,100	2,071,400	4,983,500
Behavioral health(2)	2,083,900	1,729,700	3,813,600	2,013,400	1,646,700	3,660,100
Dental and vision(2)(3)	601,200	439,300	1,040,500	485,000	234,600	719,600

(1)	Pharmacy benefit management PacifiCare membership represents members that are in our commercial, Medicare Advantage, Medicare Supplement or CMS Disease Management plans, excluding members covered under other PBM contracts. All of these members either have a prescription drug benefit or are able to purchase their prescriptions utilizing our retail network contracts or our mail service.

(2)	Behavioral health, dental and vision PacifiCare membership represents members in our commercial, Medicare Advantage, and Medicare Supplement plans that are also enrolled in our behavioral health, dental and/or vision plans.

(3)	At December 31, 2004, dental and vision membership includes 60,800 PacifiCare and 145,300 unaffiliated members as a result of the AMS acquisition.

Revenues

Health Plans Segment Revenue

Commercial Revenue.  Commercial revenue increased 13%, or $643 million, to $5.69 billion for the year ended December 31, 2004, from $5.04 billion for the year ended December 31, 2003 as follows:

Year Ended December 31, 2004
(Amounts in millions)
Premium rate increases	$437
Net membership increases, primarily in California and Colorado	173
Increase as a result of AMS acquisition on December 13, 2004	33

Increase over the comparable period of the prior year	$643

We anticipate revenue increases in 2005 primarily due to rate increases and membership growth, which includes expansion through our completed and announced and pending acquisitions.

Senior Revenue.  Senior revenue increased 8%, or $415 million, to $5.81 billion for the year ended December 31, 2004 from $5.40 billion for the year ended December 31, 2003 as follows:

Year Ended December 31, 2004
(Amounts in millions)
Premium rate increases	$363
Net membership increases	52

Increase over the comparable period of the prior year	$415

Premium rate increases include additional retroactive premiums received from CMS during the year ended December 31, 2004, based upon the health status of our members as of December 31, 2003. Retroactive premiums recorded during the quarter ended September 30, 2004 and year ended December 31, 2004 were approximately $28 million and represented reimbursement for fee-for-service health care costs incurred during the period January 1 through June 30, 2004. In addition, upon receipt of the additional premium revenue, we recorded retroactive capitation expense to providers of approximately $15 million. Ongoing premium payments reflecting the health status of our members were adjusted effective July 1, 2004.

In 2005, during the third quarter, we anticipate receiving additional premiums related to health status similar to what we experienced in the third quarter of 2004. However in 2005, since we now have historical information related to this payment from 2004, we will estimate and record premium revenue and associated expenses on a quarterly basis during the quarter in which health care services are rendered.

We anticipate revenue increases in 2005 primarily due to membership and rate increases as well as from changes due to the MMA legislation.

Specialty Segment Revenue.  Specialty and other revenue increased 39%, or $193 million, to $692 million for the year ended December 31, 2004, from $499 million for the year ended December 31, 2003. The increase was primarily due to the growth of unaffiliated PBM membership which resulted in increased service fee revenue charged to external customers, overall growth in the volume of mail service business which generated increased revenue from mail service customers of our PBM subsidiary, volume of PBM service contracts where we assume margin or pricing risk, and premium rate increases in our behavioral health business. Our PBM subsidiary began entering into retail service contracts where we assume margin or pricing risk as of January 2004. For these contracts, revenues we are contractually entitled to receive are included in Specialty and Other Revenue with corresponding costs recorded as Health Care Services and Other Expenses. Please refer to the section entitled “Specialty Segment Margin” for a discussion of the net growth of the Specialty Segment.

We anticipate revenue increases in 2005 primarily due to membership increases.

Net Investment Income.  Net investment income increased 25%, or $17 million, to $88 million for the year ended December 31, 2004 from $71 million for the year ended December 31, 2003. The increase was primarily due to increased net realized gains and higher invested balances compared to the same period in the prior year.

Segment Margins

Health Plans Segment Margin

Commercial Margin.  Our commercial margin increased 16%, or $127 million, to $900 million for the year ended December 31, 2004, from $773 million for the year ended December 31, 2003 as follows:

Year Ended December 31, 2004
(Amounts in millions)
Commercial revenue increases (as noted above)	$643
Increases in health care services and other expenses as a result of trend increases	(347)
Increases in health care services and other expenses as a result of net commercial membership increases, primarily in California and Colorado	(147)
Increases in health care services and other expenses as a result of AMS acquisition	(22)

Increase over the comparable period of the prior year	$127

We anticipate our commercial margin in 2005 will be slightly higher than 2004.

Senior Margin.  Our senior margin decreased 6%, or $53 million, to $802 million for the year ended December 31, 2004, from $855 million for the year ended December 31, 2003 as follows:

Year Ended December 31, 2004
(Amounts in millions)
Senior revenue increases (as noted above)	$415
Increases in health care services and other expenses as a result of required reimbursement and benefit increases under the enacted MMA legislation and trend increases, partially offset by benefit adjustments	(424)
Increases in health care services and other expenses as a result of net senior membership increases	(44)

Decrease over the comparable period of the prior year	$(53)

We anticipate our senior margin in 2005 will be lower than in 2004 primarily due to health care services and other expenses which are expected to outpace the increases in our premium revenue.

Specialty Segment Margin.  Our specialty and other margin increased 28%, or $69 million, to $313 million for the year ended December 31, 2004 from $244 million for the year ended December 31, 2003, which was primarily driven by growth of unaffiliated PBM membership, additional funds received for our Medicare drug discount card program under MMA, and premium rate increases in our behavioral health business.

We anticipate our specialty segment margin in 2005 will be higher than in 2004 primarily due to membership increases.

Medical Loss Ratios.  Our medical loss ratios, or MLRs, are calculated using premium revenue and related health care services and other expenses and cannot be directly calculated from the line items in the Consolidated Statement of Operations. Our MLRs are calculated using the following categories of revenue and expenses:

•	Private—Commercial: includes premium revenue and related health care services and other expenses for our commercial HMO products (including Federal Employees Health Benefit Program, or FEHBP, and state and local government contracts), PPO products, and other indemnity, behavioral, dental and vision plans;

•	Private—Senior: includes premium revenue and related health care services and other expenses for our Medicare Supplement and Senior Supplement products where premiums are paid in full by the employer or the consumer;

•	Government—Senior: includes premium revenue and related health care services and other expenses for our Medicare Advantage, HMO and PPO products and other senior products where premiums are paid principally through government programs.

All non-premium revenues and related health care services and other expenses are excluded from the calculation of our MLR.

The consolidated MLR and its components, unadjusted for any prior period changes in health care cost estimates, for the year ended December 31, 2004 and 2003 are as follows:

	Year Ended December 31,
	2004	2003
Medical loss ratio:
Consolidated	84.7%	84.0%
Private—Commercial	83.5%	84.0%
Private—Senior	70.6%	63.4%
Private—Consolidated	83.3%	83.7%
Government—Senior	86.1%	84.2%
Government—Consolidated	86.1%	84.2%

Private—Commercial MLR.  Our private—commercial MLR decreased to 83.5% for the year ended December 31, 2004 compared to 84.0% for the same period in 2003. The decrease was primarily due to a 13% increase in premium revenue, offset by a 12% increase in health care services and other expenses.

Private—Senior MLR.  Our private—senior MLR increased to 70.6% for the year ended December 31, 2004 compared to 63.4% for the same period in 2003 primarily due a 39% increase in health care services and other expenses, offset by a 24% increase in premium revenue.

Government—Senior MLR.  Our government—senior MLR increased to 86.1% for the year ended December 31, 2004 compared to 84.2% for the same period in 2003 primarily due to a 10% increase in health care services and other expenses, offset by a 8% increase in premium revenue.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses increased 7%, or $109 million, to $1.56 billion for the year ended December 31, 2004 from $1.45 billion for the year ended December 31, 2003. Total selling, general and administrative expenses increased primarily due to increased labor expense to support product development and membership growth, increased broker and internal sales commissions and premium taxes as a result of a shift in product mix, and higher expenses related to employee compensation programs, such as our employee stock purchase plan. This increase was partially offset by a lower write-off of property and equipment in 2004 as compared to 2003.

For the year ended December 31, 2004, total selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income) decreased compared to the same period in the prior year primarily due to an increase in operating revenue (excluding net investment income) that outpaced the increase in selling, general and administrative expenses described above. Operating revenue (excluding net investment income) increased $1.25 billion for the year ended December 31, 2004.

	Year Ended December 31,
	2004	2003
Total selling, general and administrative expenses as a percentage of total operating revenue (excluding net investment income)	12.8%	13.3%

We anticipate selling, general and administrative expenses will increase in 2005 from 2004 primarily due to labor expense to support membership growth and new initiatives under MMA legislation and increases in broker and internal sales commissions.

Interest Expense.  Interest expense decreased 52%, or $53 million, to $48 million for the year ended December 31, 2004, from $101 million for the year ended December 31, 2003. The decrease was due to the following:

•	$28 million for the redemption premium and other write-offs associated with our redemption of $175 million in principal of our 10 3/4% senior notes in December 2003 with no comparable activity in 2004;

•	lower debt outstanding due to the redemption of $175 million in principal of our 10 3/4% senior notes in December 2003; and

•	the payment of the $43 million in remaining principal of our FHP International Corporation, or FHP, senior notes in September 2003.

Provision for Income Taxes.  The effective income tax rate was 38.6% for the year ended December 31, 2004, compared with 37.7% for the year ended December 31, 2003. The increase in our effective income tax rate is primarily due to increases in non-deductible stock-based compensation in 2004.

Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant management estimates and judgments are required in determining our effective tax rate. We are routinely under audit by federal, state or local authorities regarding the timing and amount of deductions, nexus of income among various tax jurisdictions and compliance with federal, state and local tax laws. Tax assessments related to these audits may not arise until several years after tax returns have been filed. Although predicting the outcome of such tax assessments involves uncertainty, we believe that the recorded tax liabilities appropriately account for our analysis of probable outcomes, including interest and other potential obligations. Our tax liabilities are adjusted in light of changing facts and circumstances, such as the progress of audits, case law and emerging legislation and such adjustments are included in the effective tax rate.

2003 Compared with 2002

Membership

Health Plans Segment Membership.  Total managed care membership decreased 8% to approximately 2.9 million members at December 31, 2003 from approximately 3.1 million members at December 31, 2002.

Commercial membership decreased approximately 7% at December 31, 2003 compared to the prior year primarily due to elimination of unprofitable commercial HMO business and the termination of contracts with network providers. As previously announced, our contract with the California Public Employee Retirement System, or CalPERS, was not renewed for 2003, resulting in the loss of approximately 180,100 commercial HMO members in California effective January 1, 2003. The decreases were offset by increased PPO and indemnity membership primarily due to enhanced marketing and the addition of approximately 14,900 members from new product initiatives primarily in California and Colorado.

Medicare Advantage membership decreased approximately 10% at December 31, 2003 compared to the prior year primarily due to county exits and member disenrollments attributable to reduced benefits and increased premiums effective January 1, 2003. As previously announced, we exited five counties in California and Texas resulting in the loss of approximately 63,000 senior HMO members effective January 1, 2003.

Medicare Supplement membership increased approximately 72% at December 31, 2003 compared to the prior year primarily due to membership increases in the individual and group Medicare Supplement product across core states.

Below is a summary of our commercial and senior membership.

	December 31, 2003			December 31, 2002
	Commercial	Medicare Advantage	Total	Commercial	Medicare Advantage	Total
Managed Care Membership(1)
Arizona	159,900	86,600	246,500	147,600	88,400	236,000
California	1,410,400	348,400	1,758,800	1,577,000	386,100	1,963,100
Colorado	229,300	52,600	281,900	213,000	57,600	270,600
Guam	26,400	—	26,400	32,200	—	32,200
Nevada	33,300	25,300	58,600	26,700	27,400	54,100
Oklahoma	96,700	18,400	115,100	106,300	19,800	126,100
Oregon	61,100	24,000	85,100	68,200	25,300	93,500
Texas	116,000	74,500	190,500	127,600	100,400	228,000
Washington	69,800	52,500	122,300	63,300	55,500	118,800

Total Managed Care Membership	2,202,900	682,300	2,885,200	2,361,900	760,500	3,122,400

Total Membership
Commercial
HMO			1,994,800			2,252,000
PPO			183,500			75,100
Employer self-funded			24,600			34,800

Total Commercial			2,202,900			2,361,900

Senior
Medicare Advantage			682,300			760,500
Medicare Supplement			26,900			15,600
CMS Disease Management			—			—

Total Senior			709,200			776,100

Total Membership			2,912,100			3,138,000

(1)	Managed care membership includes HMO and PPO membership whether shared-risk or self-funded.

Specialty Segment Membership.  PBM unaffiliated membership at December 31, 2003 increased approximately 27%, or 436,300 members, compared to the prior year primarily due to an increase of approximately 400,000 from one group and the net addition of 20 clients. PBM HMO membership at December 31, 2003 decreased approximately 7% compared to the prior year as a result of county exits and member disenrollments attributable to reduced benefits and increased premiums effective January 1, 2003 and the loss of our contract with CalPERS as discussed above.

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

Below is a summary of our specialty membership.

	December 31, 2003			December 31, 2002
	PacifiCare	Unaffiliated	Total	PacifiCare	Unaffiliated	Total
Specialty Membership:
Pharmacy benefit management(1)	2,912,100	2,071,400	4,983,500	3,138,000	1,635,100	4,773,100
Behavioral health(2)	2,013,400	1,646,700	3,660,100	2,194,700	1,681,300	3,876,000
Dental and vision(2)	485,000	234,600	719,600	442,500	244,800	687,300

(1)	Pharmacy benefit management PacifiCare membership represents members that are in our commercial, Medicare Advantage and Medicare Supplement plans. All of these members either have a prescription drug benefit or are able to purchase their prescriptions utilizing our retail network contracts or our mail service.

(2)	Behavioral health, dental and vision PacifiCare membership represents members in our commercial, Medicare Advantage and Medicare Supplement plans that are also enrolled in our behavioral health, dental and/or vision plans.

Revenues

Health Plans Segment Revenue

Commercial Revenue.  Commercial revenue increased 5%, or $260 million, to $5 billion for the year ended December 31, 2003 compared to the prior year as follows:

Year Ended December 31, 2003
(Amounts in millions)
Revenue increases primarily due to premium rate increases of approximately 18% for the year ended December 31, 2003	$743
Net membership decreases, primarily in California and Texas	(489)
Other	6

Increase over the comparable period of the prior year	$260

Senior Revenue.  Senior revenue decreased 8%, or $492 million, to $5.4 billion for the year ended December 31, 2003 compared to the prior year as follows:

Year Ended December 31, 2003
(Amounts in millions)
Revenue increases primarily due to premium rate increases of approximately 4% for the year ended December 31, 2003	$260
Net membership decreases, primarily in California and Texas	(752)

Decrease over the comparable period of the prior year	$(492)

Specialty Segment Revenue.  Specialty and other revenue increased 18%, or $77 million to $499 million for the year ended December 31, 2003 as compared to the same period in the prior year. The increase was primarily due to increased mail order revenues and unaffiliated membership from our pharmacy benefit management subsidiary.

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

Segment Margins

Health Plans Segment Margin

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

Senior Margin.  Our senior margin increased 9%, or $72 million, to $855 million for the year ended December 31, 2003, compared to $783 million for the same period in the prior year as follows:

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

Specialty Segment Margin.  Our specialty and other margin decreased 1%, or $2 million, to $244 million for the year ended December 31, 2003. The decrease was primarily driven by the loss of higher margin business, partially offset by an increase in unaffiliated membership in our behavioral health and PBM businesses.

Medical Loss Ratios.  The consolidated MLR and its components, unadjusted for any prior period changes in health care cost estimates, for the year ended December 31, 2003 and 2002 are as follows:

	Year Ended December 31,
	2003	2002
Medical loss ratio:
Consolidated	84.0%	86.8%
Private—Commercial	84.0%	87.1%
Private—Senior	63.4%	53.5%
Private—Consolidated	83.7%	86.7%
Government—Senior	84.2%	86.9%
Government—Consolidated	84.2%	86.9%

Private—Commercial Medical Loss Ratio.  Our private—commercial medical loss ratio decreased to 84.0% for the year ended December 31, 2003 compared to 87.1% for the prior year. The decrease was driven by premium rate increases that outpaced an increase in health care services and other expenses on both an absolute dollar and per member per month basis.

Private—Senior Medical Loss Ratio.  Our private—senior medical loss ratio increased to 63.4% for the year ended December 31, 2003 compared to 53.5% for the prior year. The increase was primarily driven by health care services and other expenses increases that outpaced premium revenue increases on a per member per month basis.

Government—Senior Medical Loss Ratio.  Our government—senior medical loss ratio decreased to 84.2% for the year ended December 31, 2003 compared to 86.9% for the prior year. The decrease was driven by rate increases, benefit reductions and decreased utilization attributable to our medical management programs that outpaced an increase in health care services and other expenses on a per member per month basis.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses increased 6%, or $82 million, to $1.5 billion for the year ended December 31, 2003, from $1.4 billion in the prior year. Total selling, general and administrative expenses increased primarily due to increased spending for new product development and marketing costs, our expensing of stock-based compensation and increased write-off of certain property and equipment.

Total selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income) increased compared to the prior year primarily due to declines in operating revenue (excluding net investment income) totaling $155 million for the year ended December 31, 2003.

	Year Ended December 31,
	2003	2002
Total selling, general and administrative expenses as a percentage of total operating revenue (excluding net investment income)	13.3%	12.4%

Interest Expense.  Interest expense increased 34%, or $26 million, to $101 million for the year ended December 31, 2003, from $75 million compared to the prior year. The increase was due to the following:

•	$28 million for the redemption premium and other write-offs associated with our redemption of $175 million in principal of our 10 3/4% senior notes in December 2003 with no comparable activity in the prior year;

•	approximately $3 million for the write-off of unamortized loan fees in the second quarter of 2003 in connection with the replacement of our senior credit facility with no comparable activity in the prior year; partially offset by

•	$5 million of favorable effect of the interest rate swap on $300 million of our 10 3/4% senior notes with no comparable activity in the prior year; and

•	lower interest rate from our term loan under the senior credit facility which was effective June 2003.

Provision for Income Taxes.  The effective income tax rate was 37.7% for the year ended December 31, 2003, compared with 37.3% in 2002. The increase in the effective tax rate from the prior year is primarily due to higher 2003 earnings resulting in a higher state tax expense while reducing the benefit that tax-exempt income had on our effective tax rate.

Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant management estimates and judgments are required in determining our effective tax rate. We are routinely under audit by federal, state or local authorities regarding the timing and amount of deductions, nexus of income among various tax jurisdictions and compliance with federal, state and local tax laws. Tax assessments related to these audits may not arise until several years after tax returns have been filed. Although predicting the outcome of such tax assessments involves uncertainty, we believe that the recorded tax liabilities appropriately account for our analysis of probable outcomes, including interest and other potential obligations. Our tax liabilities are adjusted in light of changing facts and circumstances, such as the progress of audits, case law and emerging legislation and such adjustments are included in the effective tax rate.

Liquidity and Capital Resources

Operating Cash Flows.  Our consolidated cash and equivalents and marketable securities increased $203 million or 8% to $2.8 billion at December 31, 2004, from $2.6 billion at December 31, 2003.

Cash flows provided by operations were $28 million (or $457 million, excluding the impact of unearned premium revenue) for the year ended December 31, 2004 compared to cash flows provided by operations of $414 million (or $397 million, excluding the impact of unearned premium revenue) for the year ended December 31, 2003. The decrease was primarily due to a change in the timing of our January premium payment from CMS that was received on January 3, 2005 compared to the January 2004 payment that was received on December 31, 2003. Other changes in cash flows provided by operations are discussed below in “Other Balance Sheet Change Explanations.”

Investing Activities.  For the year ended December 31, 2004, cash flows used in investing activities were $810 million compared to $202 million used during the year ended December 31, 2003. The change was primarily related to the use of $446 million in connection with the acquisition of AMS and increased purchases of unrestricted marketable securities.

Financing Activities.  For the year ended December 31, 2004, financing activities provided $408 million of cash, compared to $34 million provided during the year ended December 31, 2003. The changes were as follows:

•	During the year ended December 31, 2004, we received $625 million from our new senior credit facility, paid $148 million on our previous senior credit facility entered into in June 2003 and paid $30 million of outstanding indebtedness of AMS assumed in connection with the acquisition of AMS. During the year ended December 31, 2003, we received $150 million in proceeds from our senior credit facility entered into in June 2003 and paid $151 million on our 2002 senior credit facility.

•	We paid $103 million for the purchase and retirement of our common stock, primarily in connection with repurchases under our stock repurchases program which commenced in May 2004, with no comparable activity in 2003.

•	We received $82 million from the issuance of common stock for the year ended December 31, 2004 in connection with our employee stock purchase plan and exercises of employee stock options compared to $41 million during the same period in 2003.

•	We paid $9 million in loan fees in 2004 in connection with the replacement of our 2003 senior credit facility as discussed above. During the year ended December 31, 2003, we paid $7 million in connection with the replacement of our 2002 senior credit facility.

•	We paid $7 million in 2004 in connection with our database financing agreements compared to $4 million during the same period in 2003.

•	We redeemed $175 million in principal of our 10 3/4% senior notes, paid a redemption premium of $19 million and received approximately $200 million of net proceeds from our public offering of 7.6 million shares of common stock during 2003 with no comparable activity in 2004.

In May 2004, our Board of Directors authorized the repurchase of up to $150 million of our common stock under a stock repurchase program. Share repurchases are made under our stock repurchase program from time to time through open market purchases or through privately negotiated transactions using available cash, and may be discontinued at any time. Also, in connection with our employee equity incentive plans, we may repurchase shares of common stock from employees for the satisfaction of their individual payroll tax withholdings upon vesting of restricted stock.

A summary of our repurchase activity for the year ended December 31, 2004 is as follows:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares Purchased Under Our Stock Repurchase Program(2)	Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program(2)
January 1 – January 31	70,200	$33.87	—	$—
February 1 – February 29	3,875	$31.72	—	$—
March 1 – March 31	303	$37.16	—	$—
April 1 – April 30	5,035	$41.04	—	$—
May 1 – May 31	221,928	$35.84	218,500	$142,172,000
June 1 – June 30	818,326	$36.50	818,300	$112,304,000
July 1 – July 31	350	$37.91	—	$112,304,000
August 1 – August 31	2,049,500	$30.40	2,049,500	$49,993,000
September 1 – September 30	2,590	$32.58	—	$49,993,000
October 1 – October 31	1,415	$36.90	—	$49,993,000
November 1 – November 30	4,165	$43.14	—	$49,993,000
December 1 – December 31	1,987	$54.94	—	$49,993,000

Total	3,179,674	$32.48	3,086,300

(1)	The total number of shares purchased includes shares delivered to, or withheld by us in connection with employee payroll tax withholding upon vesting of restricted stock and shares purchased under our stock repurchase program.

(2)	Our stock repurchase program authorized the repurchase of up to $150 million of our common stock.

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

We have $325 million in aggregate principal amount of 10 3/4% senior notes due in 2009 outstanding. The 10 3/4% senior notes were issued in May 2002 at 99.389% of the aggregate principal amount representing an initial discount of $3 million that is being amortized over the term of the notes. In December 2003, in accordance with the applicable provisions of the debt agreement, we redeemed $175 million in principal of the senior notes at a redemption price equal to 110.750%, plus accrued and unpaid interest on the notes as of the redemption date. We expensed approximately $28 million in connection with the redemption, including the pro-rata write-off of the initial discount, the redemption premium and other fees and expenses associated with the transaction. We may redeem the remaining 10 3/4% senior notes at any time on or after June 1, 2006 at an initial redemption price equal to 105.375% of their principal amount plus accrued and unpaid interest. The redemption price will thereafter decline annually. Additionally, at any time on or prior to June 1, 2006, we may redeem the 10 3/4% senior notes upon a change of control, as defined in the indenture for the notes, at 100% of their principal amount plus accrued and unpaid interest and a “make-whole” premium.

Certain of our domestic subsidiaries fully and unconditionally guarantee the 10 3/4% senior notes. See Note 16 of the Notes to Consolidated Financial Statements.

In April 2003, we entered into an interest rate swap on $300 million of our 10¾% senior notes for the purpose of hedging the fair value of our indebtedness. This fair value hedge is accounted for using the short-cut method under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the hedge is reported in our balance sheets at fair value, and the carrying value of the long-term debt is adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Under the terms of the agreement, we make interest payments based on the three-month London Interbank Offered Rate, or LIBO Rate, plus 692 basis points and receive interest payments based on the 10¾% fixed rate. Our current floating rate under the swap agreement was 9.32%, at December 31, 2004 which is based on a 90-day LIBO Rate of 2.40% plus 692 basis points. The three-month LIBO Rate we use to determine our interest payments under the swap agreement was first established on June 2, 2003 and resets every three months thereafter, until expiration in June 2009.

In December 2004, we replaced our senior credit facility with a new syndicated senior Credit Agreement, or the Credit Agreement, with the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Bookrunner, Morgan Stanley Senior Funding, Inc., as Syndication Agent and Co-Arranger and CIBC, Inc., The Bank of New York, and Wells Fargo Bank, N.A., as Co-Documentation Agents. The new facility consists of a $200 million term A loan, which matures on December 13, 2009, a $425 million term B loan, which matures on December 13, 2010, and a $200 million revolving line of credit, which matures on December 13, 2009. We used the proceeds of the term A and term B loans to refinance approximately $149 million (including accrued interest and fees of approximately $1 million) outstanding under our previous senior credit facility entered into in June 2003, refinance approximately $30 million outstanding under the senior credit facility of AMS and to fund a portion of the merger consideration paid to acquire AMS. See Notes 3 and 5 of the Notes to Consolidated Financial Statements. In connection with the Credit Agreement, we incurred approximately $9 million in fees and expenses that are being amortized over the life of the facility. As of December 31, 2004, we had $625 million outstanding on the term A and term B loans and no balance outstanding on the revolving line of credit. There were no borrowings under the revolving line of credit (or the line of credit we refinanced) during the year ended December 31, 2004.

The credit facility provides us with two interest rate options for borrowings under the term loans, to which a margin spread is added: (1) the LIBO Rate multiplied by the Statutory Reserve Rate and (2) JPMorgan Chase Bank’s prime rate (or, if greater, the Federal Funds Rate plus 0.5%), which we refer to as the alternate base rate. The margin spread for the term loans is based upon our current Standard & Poor’s Ratings Services and Moody’s Investor Service debt ratings. The margin spread for LIBO Rate borrowings range from 0.75% to 1.75% per annum under the term A loan and 1.25% to 1.5% per annum under the term B loan. The margin spread for alternate base rate borrowings range from 0% to 0.75% per annum under the term A loan and 0.25% to 0.5% per annum under the term B loan. All of our borrowings under the term loans are currently LIBO Rate borrowings with rates ranging from 3.9% to 4.3%. The interest rates per annum applicable to revolving credit borrowings are, at our option, either LIBO Rate borrowings with the same margin spread as our term A loan or alternate base rate borrowings with the same margin spread applicable to the term A loan. We also pay a commitment fee on the average daily unused amount of the revolving credit commitment. The commitment fee range is based upon our current debt rating and ranges from 0.15% and 0.5% per annum. The current commitment fee rate is 0.375% per annum.

The Credit Agreement contains various covenants customary for financings of this type which place restrictions on our and/or our subsidiaries’ ability to incur debt, pay dividends, create liens, make investments, optionally repay, redeem or repurchase our securities and enter into mergers, dispositions and transactions with affiliates. The Credit Agreement also requires we meet various financial ratios, including a maximum consolidated leverage ratio, a minimum consolidated net worth requirement and a minimum fixed charge coverage requirement. At December 31, 2004, we were in compliance with all of these covenants.

Certain of our domestic subsidiaries provide guarantees and have granted security interests to the lenders in substantially all of their personal property in order to secure our obligations and their guarantees under the Credit Agreement. See Note 16 of the Notes to Consolidated Financial Statements. We have also pledged the equity of certain of our subsidiaries to the lenders as security for the Credit Agreement.

	Term Loan Facility	Revolving Credit Facility	Total
	(Amounts in millions)
Balance at December 31, 2002	$151	$—	$151
Scheduled payments under prior senior credit facility	(20)	—	(20)
Repayment of outstanding balance under prior senior credit facility	(131)	—	(131)
Proceeds from borrowing under new senior credit facility	150	3	153
Scheduled payments under new senior credit facility	(1)	(3)	(4)

Balance at December 31, 2003	149	—	149

Scheduled payments under prior senior credit facility	(1)	—	(1)
Assumption of debt related to acquisition of AMS	—	30	30
Repayment of outstanding balance under prior senior credit facilities	(148)	(30)	(178)
Proceeds from borrowing under new senior credit facility	625	—	625

Balance at December 31, 2004	$625	$—	$625

On December 13, 2004, we completed our acquisition of AMS. See Note 3 of the Notes to Consolidated Financial Statements. We paid $32.75 in cash for each share of AMS common stock outstanding and cashed out all outstanding options on a net basis for a total equity purchase price of approximately $505 million. We also repaid approximately $30 million of outstanding indebtedness of AMS in connection with the closing of the acquisition. We financed the acquisition through proceeds from a new $825 million credit facility as described above and the use of internally generated cash.

On November 29, 2004, we entered into a definitive agreement to acquire Pacific Life’s group health insurance business. We anticipate the acquisition will be consummated during the spring of 2005.

Our contractual cash obligations as of December 31, 2004, including long-term debt and other commitments, were as follows:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(Amounts in millions)
Long-term debt:
JPMorgan term loan B facility	$425	$4	$8	$132	$281
10¾% senior notes, net of discount	324	—	—	324	—
JPMorgan term loan A facility	200	30	70	100	—
Convertible subordinated debentures	135	—	—	—	135
Database financing agreement	2	2	—	—	—
Other	3	2	1	—	—

Total long-term debt commitments, including current maturities	1,089	38	79	556	416

Other commitments:
Information technology outsourcing contracts(1)	872	158	260	232	222
Operating leases	117	31	51	27	8
Purchase obligations(2)	51	25	17	6	3
Interest on long-term debt, including current maturities(3)	368	61	117	90	100
Other long-term liabilities reflected on our balance sheet under GAAP	38	—	—	—	38

Total other commitments	1,446	275	445	355	371

Total contractual cash obligations	$2,535	$313	$524	$911	$787

(1)	Amounts under information technology outsourcing contracts reflect our payment obligations for the resource baselines specified in the applicable outsourcing contracts and do not take into consideration any rights we may have under these contracts to reduce or eliminate resource usage or baselines.

(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. This includes contracts which are cancelable with notice and the payment of an early termination penalty. Purchase obligations exclude agreements that are cancelable without penalty and also exclude liabilities to the extent presented on the balance sheet as of December 31, 2004.

We are subject to various contracts with certain health care providers and facilities for the provision of health care services to its members. Such contracts involve payments from us, generally on a monthly basis, in the ordinary course of business and are not included in the above table because some of the above terms are unable to be determined (e.g., the timing and volume of future services provided under fee-for-service arrangements or what membership levels will be for capitated arrangements are not known for December 31, 2004).

The future contractual obligations in the contractual obligation tables are estimated based on information currently available. The timing of and actual payment amounts may differ based on actual events.

(3)	Interest on long-term debt is calculated using the stated rates per the financing agreements. For debt with variable rates, such as the swap on $300 million of our 10¾% senior notes and the senior term loans, the rates in place as of December 31, 2004 were used to estimate all remaining payments.

As of December 31, 2004 we did not have any off-balance sheet arrangements that are required to be disclosed under Item 303(a)(4)(ii) of SEC Regulation S-K.

In February 2005, our debt was rated by the major credit rating agencies as follows:

Agency	Outlook	Senior Credit Facility	10¾% Senior Notes	Convertible Subordinated Debentures
Moody’s	Stable	Ba2	Ba3	B1
Standard & Poor’s	Negative	BBB-	BBB-	BB+
Fitch IBCA	Stable	BB+	BB+	BB

Consequently, if we seek to raise funds in capital markets transactions, our ability to do so will be limited to issuing additional non-investment grade debt or issuing equity and/or equity-linked instruments.

We expect to fund our working capital requirements and capital expenditures during the next twelve months from our cash flow from operations or from capital market transactions. We have taken a number of steps to increase our internally generated cash flow, including increasing premiums, increasing our marketing of specialty product lines, introducing new products to generate new revenue sources and reducing our health care expenses by, among other things, exiting from unprofitable markets and cost savings initiatives. If our cash flow is less than we expect due to one or more of the risk factors described in “Cautionary Statements,” or our cash flow requirements increase for reasons we do not currently foresee or we make any acquisitions as part of our growth strategy, then we may need to draw down available funds on our revolving line of credit which matures in June 2009 or issue additional debt or equity securities. A failure to comply with any covenant in the senior credit facility could make funds under our revolving line of credit unavailable. We also may be required to take additional actions to reduce our cash flow requirements, including the deferral of planned investments aimed at reducing our selling, general and administrative expenses. The deferral or cancellation of any investments could have a material adverse impact on our ability to meet our short-term business objectives. We regularly evaluate cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. We may elect to raise additional funds for these purposes either through additional debt or equity, the sale of investment securities or otherwise as appropriate. We have an effective shelf registration statement on file with the Securities and Exchange Commission under which we may sell common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units in one or more offerings from time to time up to a total dollar amount of $600 million. As of December 31, 2004, we have approximately $400 million available under the shelf registration after our common stock offering in November 2003. The actual amount of any securities issued, the terms of those securities and the intended use of the proceeds from any sale, will be determined at the time of sale, if any such sale occurs.

Other Balance Sheet Change Explanations

Receivables, Net.  Receivables, net as of December 31, 2004, increased $51 million from the balance as of December 31, 2003 primarily due to an increase of pharmacy rebates receivable.

Medical Claims and Benefits Payable.  The majority of our medical claims and benefits payable represents liabilities related to our fee-for-service based contracts. Under fee-for-service based contracts, claims are payable once incurred and cash disbursements are made to health care providers for services provided to members after the related claim has been submitted and adjudicated. Under capitated contracts, health care providers are prepaid on a fixed fee per member per month basis, regardless of the services provided to members. The liabilities that arise for capitated contracts relate to timing issues primarily due to membership changes that may occur. As of December 31, 2004, approximately 87% of medical claims and benefits payable was attributable to fee-for-service based contracts.

The following table presents the breakdown of our medical claims and benefits payable:

	December 31, 2004	December 31, 2003
	(Amounts in millions)
Incurred But Not Reported (IBNR)	$1,004	$826
Capitation and All Other Medical Claims and Benefits Payable	188	202

Medical Claims and Benefits Payable	$1,192	$1,028

Medical claims and benefits payable as of December 31, 2004 increased $164 million from the balance as of December 31, 2003, primarily due to an increase in IBNR of $178 million, as a result of IBNR assumed of $87 million due to the acquisition of AMS, an increase in commercial PPO membership for which providers are reimbursed on a fee-for-service basis, commercial health care cost trend increases and an increase in senior health care costs as a result of required benefit increase from the enacted MMA legislation. These increased costs were partially offset by an increase in payments of fee-for-service claims in 2004 as compared to 2003.

Accounts Payable and Accrued Liabilities.  Accounts payable and accrued liabilities, including accrued compensation and employee benefits, increased $24 million from the balance as of December 31, 2003, primarily due to the assumption of AMS’ liabilities of $48 million, offset primarily by the effect of the timing of payment of accounts payable and accrued liabilities.

Stockholders’ Equity.  The increase of $337 million in stockholders’ equity from December 31, 2003, to December 31, 2004, was primarily due to net income and the activity related to share-based compensation. This increase was partially offset by the costs incurred to acquire treasury shares.

Critical Accounting Estimates

When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. We base these estimates on historical results and various other assumptions believed to be reasonable, the results of which form the basis for making estimates concerning the carrying value of assets and liabilities that are not readily available from other sources. Actual results could differ from the amounts previously estimated, which were based on the information available at the time the estimates were made. Changes in estimates are recorded if and when better information becomes available.

We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make an assumption about a matter that was highly uncertain at the time the estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of a different estimate that we reasonably could have used in the current period, would have a material impact on our consolidated results of operations or financial condition.

Although these critical accounting estimates are primarily the responsibility of our management, our management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to them.

The accounting estimates that we believe involve the most complex judgments, and are the most critical to the accurate reporting of our financial condition and results of operations include the following:

Incurred But Not Reported or Paid Claims Reserves.  We estimate the amount of our reserves for claims incurred but not reported (including those received but not yet paid), or IBNR, under our fee-for-service based provider contracts and our fee-for-service carve-outs from our capitated provider contracts, primarily using standard actuarial methodologies based on historical data. These standard actuarial methodologies include, among other factors, contractual requirements, historical utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefit changes, expected health care cost inflation, seasonality patterns and changes in membership along with a provision for adverse claims development. The provision for adverse claims development is intended to account for variability in the following types of current and other environmental factors:

•	Changes in claims payment patterns to the extent to which emerging claims payment patterns differ from the historical payment patterns selected to calculate the IBNR reserve estimate;

•	Differences between the estimated per member per month, or PMPM, incurred expense for the most recent months and the expected PMPM based on historical PMPM incurred estimates and the estimated trend from the historical period to the most recent months;

•	Differences between the estimated impact of known differences in environmental factors and the actual impact of known environmental factors; and

•	The healthcare expense impact of present but unknown environmental factors that differ from historical norms.

In developing the IBNR estimate, we apply different estimation methods depending on the month for which incurred claims are being estimated. For example, we actuarially calculate completion factors using our analysis of claims payment patterns over the most recent 36-month period. The completion factor is an actuarial estimate, based upon historical experience, of the percentage of claims incurred during a given period that has been adjudicated by us as of the date of estimation. We then apply these completion factors to the actual claims paid-to-date for each incurral month, except for the most recent months, to estimate the expected amount of ultimate incurred claims for each of these months. We do not believe that completion factors are a reliable basis for estimating claims incurred for the most recent two to four months, because claims likely have not had enough time to achieve a trendable level of completion. Therefore, for the more recent months, we estimate our claims incurred by applying observed trend factors to the PMPM costs for prior months, which costs have been estimated using completion factors, in order to estimate the PMPMs for the most recent months. We validate our estimates of the most recent PMPMs by comparing the most recent months’ utilization levels to the utilization levels in older months. This approach is consistently applied from period to period.

The completion factors and claims PMPM trend factors are the most significant factors we use in estimating our IBNR. The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by these factors:

Completion Factor(a) Increase (Decrease) in Factor	Increase (Decrease) in Medical Claims Payable
(Amounts in millions)
(3)%	$ 52
(2)%	34
(1)%	17
1%	(17)
2%	(33)
3%	(48)

Claims Trend(b) Increase (Decrease) in Factor	Increase (Decrease) in Medical Claims Payable
(Amounts in millions)
(3)%	$(20)
(2)%	(13)
(1)%	(7)
1%	7
2%	13
3%	20

(a)	Reflects estimated potential changes in medical claims payable caused by changes in completion factors in each of the most recent four months.

(b)	Reflects estimated potential changes in medical claims payable caused by changes in annualized claims trend used for the estimation of PMPM claims for the most recent four months.

In addition, assuming a hypothetical 1% difference between our December 31, 2004 estimated claims liability and the actual claims incurred run-out, net income for the year ended December 31, 2004 would increase or decrease by approximately $10 million, while diluted net income per share would increase or decrease by $0.06 per share, net of tax.

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

Intangible Assets and Goodwill.  In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. SFAS No. 142, which became effective for fiscal years beginning after December 15, 2001, eliminates amortization of goodwill and other intangible assets with indefinite useful lives. Rather, these assets are subject to impairment tests at least annually. We are required to make estimates of fair value and apply certain assumptions, such as a discount factor in applying these annual impairment tests. Such estimates could produce significantly different results if other assumptions, which could also be considered reasonable, were to be used. Intangible assets with definite useful lives are being amortized using a straight-line basis or the timing of related cash flows. An intangible asset subject to amortization must be reviewed for impairment pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

We adopted SFAS No. 142 on January 1, 2002 and, accordingly, no longer amortize goodwill and other intangible assets with indefinite useful lives. In accordance with SFAS No. 142, we determined no adjustments to recorded amounts were required as of December 31, 2004 and 2003 based on our annual impairment testing.

Ordinary Course Legal Proceedings.  We are routinely involved in legal proceedings that involve claims for coverage and tort liability encountered in the ordinary course of business. The loss of even one of these claims, if it results in a significant punitive damage award, could have a material adverse effect on our business. In addition, our exposure to potential liability under punitive damage theories may significantly decrease our ability to settle these claims on reasonable terms.

CAUTIONARY STATEMENTS

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are filing in this Annual Report on Form 10-K cautionary statements identifying important risk factors that could cause our actual results to differ materially from those projected in “forward looking statements” of the Company made by or on behalf of the Company (in this report or otherwise), within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward looking statements relate to future events or our future financial and/or operating performance and can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” or “opportunity,” the negative of these words or words of similar import. Similarly, statements that describe our reserves and our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward looking statements. These forward looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and so are subject to risks and uncertainties, including the risks and uncertainties set forth below, that could cause actual results to differ materially from those anticipated as of the date of this report. In addition, past financial and/or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends. In evaluating these statements, you should specifically consider the risks described below and in other parts of this report. Except as required by law, we undertake no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date of this report.

Risks Relating to Us and Our Industry

Our profitability will depend in part on accurately pricing our products and predicting health care costs and on our ability to control future health care costs.

Our profitability depends in part on our ability to price our products accurately, predict our health care costs and control future health care costs through underwriting criteria, medical and disease management programs, product design and negotiation of favorable provider, provider network and hospital contracts. We use our underwriting systems to establish and assess premium rates based on accumulated actuarial data, with adjustments for factors such as claims experience and hospital and physician contract changes. We may be less able to accurately price our new products than our other products because of our relative lack of experience and accumulated data for our new products. Premiums on our commercial products are generally fixed for one-year periods. Each of our subsidiaries that offers Medicare Advantage products must submit adjusted community rate proposals, generally by county or service area, to CMS in early September for each Medicare Advantage product that will be offered in the subsequent year. As a result, increases in the costs of health care services in excess of the estimated future health care costs reflected in the premiums or the adjusted community rate proposals generally cannot be recovered in the applicable contract year through higher premiums or benefit designs.

Our actual health care costs may exceed our estimates reflected in premiums and adjusted community rates due to various factors, including increased utilization of medical facilities and services, including prescription drugs, changes in demographic characteristics, the regulatory environment, changes in health care practices, medical cost inflation, new treatment and technologies, continued consolidation of physician, hospital and other provider groups, termination of capitation arrangements resulting in transfer of membership to fee-for-service based arrangements and contractual disputes with providers. Our failure to adequately price our products or predict and control health care costs may result in a material adverse effect on our financial condition, results of operations or cash flows.

If we fail to implement successfully our strategic initiatives, our revenues could decline and our results of operations could be adversely affected.

Our performance depends in part upon our ability to implement our business strategy of expanding our product portfolio and increasing our commercial and specialty memberships, managing our participation in the Medicare Advantage program in light of the MMA legislation and ultimately evolving into a consumer health organization. Our revenues could decline if we lose membership, fail to increase membership in targeted markets or fail to gain market acceptance for new products for any reason, including:

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

To reduce insolvency risk, we have developed contingency plans that include shifting members to other providers and reviewing operational and financial plans to monitor and maximize financial and network stability. In a limited number of circumstances, we have also taken steps to establish security reserves for insolvency issues. Security reserves are most frequently in the forms of letters of credit or segregated funds that are held in the provider’s name in a third party financial institution. The reserves may be used to pay claims that are the financial responsibility of the provider. These security reserves may not be adequate to cover claims that are the financial responsibility of the provider. If our reserves are inadequate to cover these claims, our operating results could be adversely affected.

A disruption in our health care provider network could have an adverse effect on our ability to market our products and our profitability.

Our profitability is dependent in part upon our ability to contract with health care providers and provider networks on favorable terms. In any particular market, health care providers or provider networks could refuse to contract with us, demand higher payments or take other actions that could result in higher health care costs or difficulty in meeting our regulatory or accreditation requirements. In some markets, health care providers may have significant market positions or may be the only available health care provider. If health care providers refuse to contract with us, use their market position to negotiate favorable contracts, or place us at a competitive disadvantage, then our ability to market products or to be profitable in those markets could be adversely affected. Our provider networks could also be disrupted by the financial insolvency of large provider groups. Any disruption in our provider network could result in a loss of membership or higher health care costs.

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

Overall, prescription drug costs have been rising for the past few years. The increases are due to higher unit costs for currently available medications, the introduction of new drugs that treat new conditions or have fewer side effects, new medications costing significantly more than existing drugs, direct consumer advertising by the pharmaceutical industry creating consumer demand for particular brand drugs, patients seeking medications to address lifestyle changes, higher prescribed doses of medications and enhanced pharmacy benefits for members such as reduced copayments and higher benefit maximums. We may be unable to predict the extent to which these factors will impact our costs when establishing our premiums or we may otherwise be unable to manage these costs, which could adversely impact our profitability.

Increases in our selling, general and administrative expenses could harm our profitability.

Our selling, general and administrative expenses have been rising due in part to our continued investment in strategic initiatives and could increase more than we anticipate as a result of a number of factors, which could adversely impact our profitability. These factors include:

•	our need for additional investments in PBM expansion, medical management, underwriting and actuarial resources and technology;

•	our need for additional investments in information technology projects, including consolidation of our existing systems that manage membership, eligibility, capitation, claims processing and payment information and other important information;

•	our need for increased claims administration, personnel and systems;

•	our greater emphasis on small group and individual health insurance products, which may result in an increase in the commissions we pay to brokers and agents;

•	the necessity to comply with regulatory requirements, including, without limitation, the MMA legislation and other recent changes in privacy and health care laws;

•	the success or lack of success of our marketing and sales plans to attract new customers, and create customer acceptance for new products;

•	our ability to estimate costs for our self-insured retention for medical malpractice claims; and

•	our ability to estimate legal expenses and settlements associated with litigation that has been or could be brought against us.

In addition, our selling, general and administrative expenses as a percentage of our revenue could increase due to changes in our product mix among commercial, senior and specialty products and unexpected declines in our membership and related revenue. If we do not generate expected cash flow from operations, we could be forced to postpone or cancel some of these planned investments, which would adversely affect our ability to meet our short- and long-term strategic plans.

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

Efforts to bring suit against health plans continue, with a number of lawsuits brought against us and other health plans, including “In re Managed Care.” In general, the “In re Managed Care” lawsuits brought by health care providers allege that health plans’ claims processing systems automatically and impermissibly alter codes included on providers’ reimbursement/claims forms to reduce the amount of reimbursement, and that health plans impose unfair contracting terms on health care providers, delay making capitated payments under their capitated contracts, and negotiate capitation payments that are inadequate to cover the costs of health care services provided.

We are also subject to class action litigation that was pending against AMS when we acquired AMS. For example, AMS recently received final approval from an Alabama Circuit Court of the certification and settlement of a class action lawsuit involving the rating methodology formerly used by AMS for group health benefit plans marketed to individuals in Alabama and Georgia. For additional information, see Note 13 of the Notes to Consolidated Financial Statements.

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

The Medicare program has accounted for approximately 47% of our total revenue in 2004 and approximately 4% additional revenue was attributable to the Federal Employee Health Benefits Program. CMS regulates the benefits provided, premiums paid, quality assurance procedures, marketing and advertising for our Medicare Advantage products. CMS may terminate our Medicare Advantage contracts or elect not to renew those contracts when those contracts come up for renewal every 12 months. Although we are receiving increased government funding under the MMA, we may still face the risk of reduced or insufficient government reimbursement and the need to continue to exit unprofitable markets. The loss of Medicare contracts or changes in the regulatory requirements governing the Medicare Advantage program or the program itself could have a material adverse effect on our financial position, results of operations or cash flows.

In August 2004, CMS published proposed regulations for Title I (Prescription Drug Plan) and Title II (Medicare Advantage Program) of the MMA. Depending on how the final regulations are written, there may be a significant impact on our business. Existing Medicare Advantage plans and new entities will need to demonstrate compliance with the new rules. Achieving timely compliance with the rules could require substantial additional risk capital as well as investments in modifying our existing systems and work processes and developing new systems and processes.

We compete in highly competitive markets and our inability to compete effectively for any reason in any of those markets could adversely affect our profitability.

We operate in highly competitive markets. Consolidation of acute care hospitals and continuing consolidation of insurance carriers, other health plans and PPOs, some of which have substantially larger enrollments or greater financial resources than ours, has created competition for hospitals, physicians and members, impacting profitability and the ability to influence medical management. The cost of providing benefits is in many instances the controlling factor in obtaining and retaining employer groups as clients and some of our competitors have set premium rates at levels below our rates for comparable products. We anticipate that premium pricing will continue to be highly competitive. In addition, PBM companies have continued to consolidate, competing with our PBM, Prescription Solutions. Some PBMs possess greater financial, marketing and other resources than we possess. If we are unable to compete effectively in any of our markets, our business may be adversely affected.

Our business activities are highly regulated and new and proposed government regulation or legislative reforms could increase our cost of doing business, reduce our membership or subject us to additional litigation.

Our health plans are subject to substantial federal and state government regulations, including those relating to:

•	maintenance of minimum net worth or risk based capital;

•	licensing requirements;

•	approval of policy language and benefits;

•	mandated benefits and administrative processes;

•	mandated claims and appeals review procedures;

•	provider compensation arrangements;

•	member disclosure;

•	privacy concerns;

•	periodic audits and investigations by state and federal agencies;

•	rating practices;

•	restrictions on some investment activities; and

•	restrictions on our subsidiaries’ ability to make dividend payments, loans, loan repayments or other payments to us.

The laws and regulations governing our business and interpretations of these laws and regulations are subject to frequent change. In recent years, significant federal and state laws have been enacted that have increased our cost of doing business, exposed us to increased liability and had other adverse effects on our business. State and federal governments are continually considering changes to the laws and regulations regulating our industry, and are currently considering laws and regulations relating to:

•	increasing minimum capital or risk based capital requirements;

•	mandating benefits and products;

•	restricting a health plan’s ability to limit coverage to medically necessary care;

•	reducing the reimbursement or payment levels for government funded programs;

•	imposing guidelines for pharmaceutical manufacturers that could cause pharmaceutical companies to restructure the financial terms of their business arrangements with PBMs or health plans;

•	patients’ bill of rights legislation at the state and federal level that could hold health plans liable for medical malpractice;

•	limiting a health plan’s ability to capitate physicians and hospitals or delegate financial risk, utilization review, quality assurance or other medical decisions to our contracting physicians and hospitals;

•	restricting a health plan’s ability to select and terminate providers in our networks;

•	allowing independent physicians to collectively bargain with health plans on a number of issues, including financial compensation;

•	adding further restrictions and administrative requirements on the use, retention, transmission, processing, protection and disclosure of personally identifiable health information;

•	tightening time periods for the timely payment and administration of health care claims and imposing financial and other penalties for non-compliance;

•	limiting the ability of small employer group health plans to use risk selection to control costs and health status and industry codes to set rates, as well as limiting the amount of rate increases that can be given from year to year;

•	allowing employers to leverage their purchasing power through associations or other multiple employer arrangements; and

•	adding further restrictions and administrative requirements related to the compensatory arrangements pertaining to our agents and brokers in connection with the sale of our products and disclosure of such compensatory arrangements.

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

We have substantial indebtedness outstanding and have available borrowing capacity under our senior credit facility of up to $200 million. We may also incur additional indebtedness in the future.

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

From time to time in press releases, conference calls and otherwise, we may publish or make forecasts or other forward looking statements regarding our future results, including estimated earnings per share and other operating and financial metrics. Our forecasts are based upon various assumptions that are subject to significant uncertainties and any number of them may prove incorrect. Our estimated earnings per share are based in part upon a forecast of our weighted average shares outstanding at the time of our estimate. Our convertible subordinated debentures include a contingent conversion feature that requires that our convertible subordinated debenture be included in our calculation of weighted average shares outstanding in every quarter.

Our achievement of any forecasts depends upon numerous factors, many of which are beyond our control. Consequently, we cannot assure you that our performance will be consistent with management forecasts. Variations from forecasts and other forward looking statements may be material and adverse.

Our acquisitions may increase costs, liabilities, or create disruptions in our business.

We have recently acquired AMS and announced the acquisition of the Pacific Life’s group health insurance business and we may pursue other acquisitions of other companies or businesses from time to time. Although we review the records of companies or businesses we plan to acquire, even an in-depth review of records may not reveal existing or potential problems or permit us to become familiar enough with a business to assess fully its capabilities and deficiencies. As a result, we may assume unanticipated liabilities or adverse operating conditions, or an acquisition may not perform as well as expected. We face the risk that the returns on acquisitions will not support the expenditures or indebtedness incurred to acquire such businesses, or the capital expenditures needed to develop such businesses. We also face the risk that we will not be able to integrate acquisitions into our existing operations effectively without substantial expense, delay or other operational or financial problems. Integration may be hindered by, among other things, differing procedures, including internal controls, business practices and technology systems. We may need to divert more management resources to integration than we planned, which may adversely affect our ability to pursue other profitable activities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The principal objectives of our asset management activities are to ensure liquidity and maximize net investment income, while maintaining acceptable levels of interest rate and credit risk and facilitating our funding needs. Our net investment income and interest expense are subject to the risk of interest rate fluctuations. To mitigate the impact of fluctuations in interest rates, we manage the structure of the maturity of debt and investments and may use derivative financial instruments, primarily interest rate swaps.

Investments

We are exposed to interest rate and credit risk due to our investing and borrowing activities. Interest rate risk is the risk of loss of principal value on financial securities as a result of changes in market interest rates. Our fixed income portfolio consists of U.S. dollar-denominated assets, invested primarily in U.S. Treasury and federal agency securities, corporate bonds and notes, mortgage and asset-backed securities, and municipal bonds, all of which represent an exposure to changes in the level of market interest rates. We are also exposed to credit quality risk which is defined as the risk of a credit downgrade to an individual security and the potential loss attributable to that downgrade.

We manage our asset interest rate risk within a duration band established by us, and tied to our liabilities. Credit risk is managed by maintaining a high level of average credit ratings and both sector and issuer diversification. We regularly evaluate our interest rate risks, as well as the appropriateness of investments, relative to our internal investment guidelines and those of the states in which we do business. We operate within these guidelines by maintaining a well-diversified portfolio, both across market sectors and within asset classes.

As of December 31, 2004, our current marketable securities at fair value totaled $1.9 billion of which 100% was invested in fixed income securities. The following table presents the pre-tax impact to the fair value of our fixed income portfolio over a 12-month period from a hypothetical change in all interest rates of 100, 200 and 300 basis points, or bp. Considerable judgment is required to develop estimates of fair value. Our model incorporates assumptions about portfolio-generated cash flows from future coupon interest income and pre-payments of mortgage-backed securities. Projected cash flows received into the portfolio during the year along with proceeds from maturing securities are assumed to be reinvested at forecasted prevailing rates and offset declines in the fair value of the portfolio attributable to a rise in interest rates. As shown in the table below, the fair value of the portfolio increases under the 100 bp scenario as the projected cash flow exceeds the decrease in fair value associated with the rise in interest rates. Under the 200 bp and 300 bp scenarios, the fair value of the portfolio decreases as the decline in the fair value of the portfolio associated with the rise in interest rates exceeds the projected cash flows. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

As of December 31, 2004:	Change in fair value given an interest rate increase of:
	(Amounts in thousands)
	100 bp	200 bp	300 bp
Fixed income portfolio	$19,286	$(40,249)	$(98,929)

As of December 31, 2003:	Change in fair value given an interest rate increase of:
	(Amounts in thousands)
	100 bp	200 bp	300 bp
Fixed income portfolio	$9,695	$(32,371)	$(73,726)

Changes in the value of our investment portfolio which is available-for-sale are recognized, net of tax, in the balance sheet through stockholders’ equity. We believe that our cash flows and short duration of our investment portfolio allow us to hold securities to maturity, thereby avoiding realized losses should interest rates rise significantly.

Debt

We use an interest rate swap contract as a part of our hedging strategy to manage certain exposures related to the effects of changes in interest rates on the fair value of our indebtedness. In April 2003, we entered into an interest rate swap on $300 million in aggregate principal of our 10 3/4% senior notes. Under the terms of the agreement, we make interest payments based on the three-month London Interbank Offered Rate, or LIBO Rate, plus 692 basis points and receive interest payments based on the 10 3/4% fixed rate. The three-month LIBO Rate we use to determine our interest payments under the swap agreement was first established on June 2, 2003 and resets every three months thereafter, until expiration in June 2009.

Our senior notes, due in 2009, have a fixed interest rate of 10 3/4%. Our convertible subordinated debentures, due in 2032, have a fixed interest rate of 3%. The fair value of these instruments is affected by changes in market interest rates, and in the case of the convertible subordinated debentures, the value of the underlying shares. As of December 31, 2004, the combined carrying value of our senior notes and convertible subordinated debentures, net of discount, was $459 million. The combined fair value of our senior notes and convertible subordinated debentures was $746 million. Considerable judgment is required to develop estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The following table presents the expected cash outflows relating to our fixed rate long-term borrowings as of December 31, 2004. These outflows include both expected principal and interest payments consistent with the terms of the outstanding debt as of December 31, 2004, prior to our swap arrangement. The rates in place on our swap agreement as of December 31, 2004 were used to estimate all future receipts. For terms relating to our long-term debt, see Note 5 of the Notes to Consolidated Financial Statements.

	2005	2006	2007	2008	2009	Thereafter	Total
	(Amounts in millions)
Fixed rate borrowings:

Principal	$—	$—	$—	$—	$325.0	$135.0	$460.0
Interest	39.0	39.0	39.0	39.0	18.7	93.2	267.9
Swap	(4.3)	(4.3)	(4.3)	(4.3)	(1.7)	—	(18.9)

	$34.7	$34.7	$34.7	$34.7	$342.0	$228.2	$709.0

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Item 15. Exhibits and Financial Statement Schedules.”

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Under the supervision and with the participation of our management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2004.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as this term is defined in Exchange Act Rules 13a-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management has not conducted an assessment of the internal control over financial reporting of our wholly-owned subsidiary, American Medical Security Group, Inc., or AMS, or AMS’ subsidiaries. We completed the acquisition of

AMS on December 13, 2004, and it was not possible to conduct a complete assessment of AMS’ internal control over financial reporting in the period between the completion of the acquisition and the date of our management’s assessment of our internal control over financial reporting. Our conclusion in this Annual Report on Form 10-K regarding the effectiveness of our internal control over financial reporting as of December 31, 2004 does not include the internal controls over financial reporting of AMS and its subsidiaries. Included in our consolidated financial statements was 19 days of operations which amounted to approximately $37 million of total revenues and $2 million of net income. Additionally, AMS’ total assets as of December 31, 2004 was approximately $750 million, or 14% of consolidated total assets and net assets totaled approximately $550 million, or 25% of consolidated net assets.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Stockholders of PacifiCare Health Systems, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that PacifiCare Health Systems, Inc. (PacifiCare) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PacifiCare’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of PacifiCare’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of American Medical Security Group, Inc. (AMS), which are included in the 2004 consolidated financial statements of PacifiCare and constituted approximately $750 million and approximately $550 million of total and net assets, respectively, as of December 31, 2004 and approximately $37 million and approximately $2 million of total revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at this entity because PacifiCare acquired this entity effective December 13, 2004 and has not completed its assessment of those internal controls. Our audit of internal control over financial reporting of PacifiCare also did not include an evaluation of the internal control over financial reporting of AMS.

In our opinion, management’s assessment that PacifiCare maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, PacifiCare maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PacifiCare Health Systems, Inc., as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of PacifiCare and our report dated February 24, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California

February 24, 2005

ITEM 9B.  OTHER INFORMATION

Other information not previously reported on Form 8-K

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in the sections entitled “Board of Directors,” “Director Compensation,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders is incorporated herein by reference.

The information regarding our audit committee members and audit committee financial experts set forth in the sections entitled “Activities of the Board of Directors and its Committees” and “Audit Committee Report” contained in our definitive Proxy Statement for its 2005 Annual Meeting of Stockholders is incorporated herein by reference.

The information regarding the Registrant’s code of ethics set forth in the section entitled “Code of Ethics” contained in our definitive Proxy Statement for its 2005 Annual Meeting of Stockholders is incorporated herein by reference.

The information regarding the procedures for stockholders to recommend board nominees is set forth in the section entitled “Procedures for Stockholder Recommendations of Board Nominees and Stockholder Proposals” contained in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained in the section entitled “Executive Compensation” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The information contained in the section entitled “Principal Stockholders” and “Equity-Based Instruments Held by Management” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders is incorporated herein by reference.

The information contained in the section entitled “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders is also incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in the section entitled “Certain Relationships and Related Transactions” contained in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information contained in the section entitled “Independent Auditor Fees” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFICARE HEALTH SYSTEMS, INC.

By:	/s/ HOWARD G. PHANSTIEL
Howard G. Phanstiel Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: February 25, 2005

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

Name	Title	Date

/s/ HOWARD G. PHANSTIEL Howard G. Phanstiel	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 25, 2005

/s/ GREGORY W. SCOTT Gregory W. Scott	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2005

/s/ PETER A. REYNOLDS Peter A. Reynolds	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 25, 2005

/s/ DAVID A. REED David A. Reed	Lead Independent Director	February 25, 2005

/s/ AIDA ALVAREZ Aida Alvarez	Director	February 25, 2005

/s/ BRADLEY C. CALL Bradley C. Call	Director	February 25, 2005

Name	Title	Date

/s/ TERRY O. HARTSHORN Terry O. Hartshorn	Director	February 25, 2005

/s/ DOMINIC NG Dominic Ng	Director	February 25, 2005

/s/ WARREN E. PINCKERT II Warren E. Pinckert II	Director	February 25, 2005

/s/ CHARLES R. RINEHART Charles R. Rinehart	Director	February 25, 2005

/s/ LINDA ROSENSTOCK Linda Rosenstock	Director	February 25, 2005

/s/ LLOYD E. ROSS Lloyd E. Ross	Director	February 25, 2005

PACIFICARE HEALTH SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
	(Amounts in thousands,
	except per share data)
ASSETS
Current assets:
Cash and equivalents	$824,104	$1,198,422
Marketable securities	1,936,765	1,359,720
Receivables, net	317,362	265,943
Prepaid expenses and other current assets	54,746	57,299
Deferred income taxes	148,702	149,817

Total current assets	3,281,679	3,031,201

Property, plant and equipment, net	226,594	149,407
Marketable securities-restricted	140,298	166,546
Goodwill	1,278,677	983,104
Intangible assets, net	227,122	221,108
Other assets	72,547	67,938

	$5,226,917	$4,619,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1,192,400	$1,027,500
Accounts payable	75,356	65,222
Accrued liabilities	319,837	326,051
Accrued compensation and employee benefits	119,143	99,537
Unearned premium revenue	89,496	496,480
Current portion of long-term debt	37,534	7,496

Total current liabilities	1,833,766	2,022,286

Long-term debt	916,520	477,700
Convertible subordinated debentures	135,000	135,000
Deferred income taxes	114,733	104,777
Other liabilities	38,460	28,004
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; issued 86,072 shares in 2004 and 84,854 shares in 2003	861	848
Unearned compensation	(32,207)	(16,843)
Additional paid-in capital	1,569,118	1,458,310
Accumulated other comprehensive income	3,498	18,815
Retained earnings	647,168	390,407

Total stockholders’ equity	2,188,438	1,851,537

	$5,226,917	$4,619,304

All applicable share and per share amounts reflect the retroactive effects of the two-for-one common stock split in the form of a stock dividend that was effective January 20, 2004.

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(Amounts in thousands, except per share data)
Revenue:
Commercial	$5,686,373	$5,043,257	$4,782,973
Senior	5,810,247	5,395,265	5,887,603
Specialty and other	691,367	498,668	421,439
Net investment income	88,817	71,321	64,487

Total operating revenue	12,276,804	11,008,511	11,156,502
Expenses:
Health care services and other:
Commercial	4,786,830	4,270,329	4,205,376
Senior	5,007,852	4,540,301	5,104,275
Specialty and other	379,097	255,164	176,050

Total health care services and other	10,173,779	9,065,794	9,485,701
Selling, general and administrative expenses	1,561,247	1,452,542	1,370,160
Impairment, disposition, restructuring, Office of Personnel Management and other charges (credits), net	—	—	3,774

Operating income	541,778	490,175	296,867
Interest expense, net	(48,041)	(100,531)	(74,904)

Income before income taxes	493,737	389,644	221,963
Provision for income taxes	190,583	146,896	82,792

Income before cumulative effect of a change in accounting principle	303,154	242,748	139,171
Cumulative effect of a change in accounting principle	—	—	(897,000)

Net income (loss)	$303,154	$242,748	$(757,829)

Basic earnings (loss) per share(1):
Income before cumulative effect of a change in accounting principle	$3.60	$3.26	$1.98
Cumulative effect of a change in accounting principle	—	—	(12.73)

Basic earnings (loss) per share	$3.60	$3.26	$(10.75)

Diluted earnings (loss) per share(1)(2):
Income before cumulative effect of a change in accounting principle	$3.20	$2.89	$1.98
Cumulative effect of a change in accounting principle	—	—	(12.73)

Diluted earnings (loss) per share	$3.20	$2.89	$(10.75)

(1)	All applicable per share amounts reflect the retroactive effects of the two-for-one common stock split in the form of a stock dividend that was effective January 20, 2004.

(2)	The diluted earnings per share for the year ended December 31, 2003 has been restated for the retroactive impact of Emerging Issues Task Force, or EITF, Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share. The dilutive effect of EITF 04-8 did not have an impact on the diluted loss per share for the year ended December 31, 2002 as it was antidilutive. See Note 2 of the Notes to Consolidated Financial Statements.

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Unearned Compensation	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
	(Amounts in thousands)
Balances at December 31, 2001	$946	$(1,153)	$1,582,093	$1,951	$1,108,198	$(658,250)	$2,033,785

Comprehensive income (loss):
Net loss	—	—	—	—	(757,829)	—	(757,829)
Other comprehensive gain, net of tax:
Change in unrealized gains on marketable securities, net of reclassification adjustment	—	—	—	19,779	—	—	19,779

Comprehensive income (loss)	—	—	—	19,779	(757,829)	—	(738,050)

Capital stock activity:
Employee benefit plans	8	(847)	(7,649)	—	—	28,301	19,813
Reissuance of treasury stock	—	—	(15,145)	—	—	26,893	11,748
Tax benefit associated with exercise of stock options	—	—	1,009	—	—	—	1,009

Balances at December 31, 2002	954	(2,000)	1,560,308	21,730	350,369	(603,056)	1,328,305

Comprehensive income (loss):
Net income	—	—	—	—	242,748	—	242,748
Other comprehensive loss, net of tax:
Change in unrealized gains on marketable securities, net of reclassification adjustment	—	—	—	(2,915)	—	—	(2,915)

Comprehensive income (loss)	—	—	—	(2,915)	242,748	—	239,833

Capital stock activity:
Employee benefit plans	51	(14,843)	78,974	—	—	2,448	66,630
Purchase of treasury stock	—	—	—	—	—	(493)	(493)
Retirement of treasury stock	(233)	—	(398,158)	—	(202,710)	601,101	—
Proceeds from equity offering	76	—	199,348	—	—	—	199,424
Tax benefit associated with exercise of stock options	—	—	17,838	—	—	—	17,838

Balances at December 31, 2003	848	(16,843)	1,458,310	18,815	390,407	—	1,851,537

Comprehensive income (loss):
Net income	—	—	—	—	303,154	—	303,154
Other comprehensive loss, net of tax:
Change in unrealized gains on marketable securities, net of reclassification adjustment	—	—	—	(15,317)	—	—	(15,317)

Comprehensive income (loss)	—	—	—	(15,317)	303,154	—	287,837

Capital stock activity:
Employee benefit plans	44	(15,364)	134,548	—	—	—	119,228
Purchase of treasury stock	(31)	—	—	—	(46,393)	31	(46,393)
Retirement of treasury stock	—	—	(56,867)	—	—	(31)	(56,898)
Tax benefit associated with exercise of stock options	—	—	29,627	—	—	—	29,627
Tax benefit for Unihealth consideration	—	—	3,500	—	—	—	3,500

Balances at December 31, 2004	$861	$(32,207)	$1,569,118	$3,498	$647,168	$—	$2,188,438

All applicable dollar amounts reflect the retroactive effects of the two-for-one common stock split in the form of a stock dividend that was effective January 20, 2004.

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(Amounts in thousands)
Operating activities:
Net income (loss)	$303,154	$242,748	$(757,829)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	50,503	44,713	50,284
Stock-based compensation expense	33,467	19,092	693
Deferred income taxes	30,874	(46,088)	18,559
Tax benefit realized for stock option exercises	29,627	17,838	1,009
Amortization of intangible assets	19,786	21,908	23,600
Amortization of capitalized loan fees	8,364	7,481	7,784
Amortization of notes receivable from sale of fixed assets	(5,626)	(5,641)	(3,107)
Loss on disposal of property, plant and equipment and other	2,478	22,328	12,793
Provision for doubtful accounts	1,604	10,271	6,346
Amortization of discount on 10 3/4% senior notes	284	424	266
Impairment, disposition, restructuring, Office of Personnel Management and other charges (credits), net	—	—	3,774
Expenses related to bond redemption	—	28,155	—
Employer benefit plan contributions in treasury stock	—	1,363	12,132
Cumulative effect of a change in accounting principle	—	—	897,000
Marketable and other securities impairment for other than temporary declines in value	—	—	12,543
Adjustment to cash received in purchase transaction	—	—	17
Changes in assets and liabilities net of effects of acquisition:
Receivables, net	(44,857)	19,327	82,369
Prepaid expenses and other assets	1,153	(33,748)	2,627
Medical claims and benefits payable	44,016	(17,000)	(52,226)
Accounts payable and accrued liabilities:
Payment for Office of Personnel Management settlement, net of amounts received	—	(10,000)	(65,441)
Accrued taxes	(20,379)	9,750	(6,749)
Other changes in accounts payable and accrued liabilities	2,439	64,281	65,776
Unearned premium revenue	(428,787)	16,928	(69,841)

Net cash flows provided by operating activities	28,100	414,130	242,379

Investing activities:
Acquisition of AMS, net of cash acquired	(445,886)	—	—
Purchase of marketable securities, net	(321,061)	(169,102)	(113,987)
Purchase of property, plant and equipment	(73,066)	(52,271)	(59,274)
Sale (purchase) of marketable securities-restricted, net	29,517	19,643	(117,368)
Proceeds from the sale of property, plant and equipment	430	30	12,492

Net cash flows used in investing activities	(810,066)	(201,700)	(278,137)

Financing activities:
Proceeds from borrowings of long-term debt	625,000	150,000	496,945
Principal payments on long-term debt	(179,591)	(151,329)	(554,308)
Purchase and retirement of common stock	(103,291)	(493)	—
Proceeds from issuance of common and treasury stock	81,787	41,146	4,893
Loan fees	(9,264)	(6,949)	(37,789)
Payments on software financing agreement	(6,993)	(3,683)	(2,231)
Proceeds from equity offering used for redemption of $175 million of senior notes	—	199,424	—
Principal payments on senior note redemption	—	(175,000)	—
Use of restricted cash collateral for payment of FHP senior notes	—	43,250	—
Principal payments on FHP senior notes	—	(43,250)	(41,750)
Payment of premium to bondholders for senior note redemption	—	(18,813)	—
Proceeds from issuance of convertible subordinated debentures	—	—	135,000
Proceeds from draw down under equity commitment arrangement	—	—	8,928

Net cash flows provided by financing activities	407,648	34,303	9,688

Net increase (decrease) in cash and equivalents	(374,318)	246,733	(26,070)
Beginning cash and equivalents	1,198,422	951,689	977,759

Ending cash and equivalents	$824,104	$1,198,422	$951,689

See accompanying notes.

Table continued on next page

PACIFICARE HEALTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(Amounts in thousands)
Supplemental cash flow information:
Cash paid (received) during the year for:
Income taxes, net of refunds	$154,193	$168,933	$(68,123)
Interest	$39,653	$67,363	$68,732
Supplemental schedule of noncash investing and financing activities:
Details of cumulative effect of a change in accounting principle:
Goodwill impairment	$—	$—	$929,436
Less decrease in deferred tax liability	—	—	(32,436)

Goodwill impairment, net of tax	$—	$—	$897,000

Stock-based compensation	$3,974	$5,028	$1,915

Treasury stock reissued in exchange for retirement of long-term debt:
Treasury stock	$—	$—	$5,218
Additional paid-in capital	—	—	(2,398)
Long-term debt retired	—	—	(3,000)

Extraordinary gain on early retirement of debt	$—	$—	$(180)

Details of accumulated other comprehensive income:
Change in market value on marketable securities	$(24,093)	$(4,899)	$31,720
Decrease (increase) in deferred tax liability	8,776	1,984	(11,941)

Change in stockholders’ equity	$(15,317)	$(2,915)	$19,779

Details of discount on 10 3/4% senior notes:
Discount	$(1,529)	$(2,789)	$(3,055)
Discount reduction related to bond redemption	—	836	—
Amortization	284	424	266

Net discount on notes payable	$(1,245)	$(1,529)	$(2,789)

Details of assets acquired:
Net book value of assets acquired	$—	$(2,522)	$(13,674)
Note payable	—	3,002	—
Prepaid software maintenance	—	(480)	13,674

Cash paid for assets acquired	$—	$—	$—

Details of businesses acquired in purchase transactions:
Fair value of assets acquired	$754,416	$—	$—
Less liabilities assumed or created	(246,941)	—	—

Cash paid for fair value of assets acquired	507,475	—	—
Cash acquired in acquisitions	(61,589)	—	—

Net cash paid for acquisitions	$445,886	$—	$—

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Organization and Operations.  PacifiCare Health Systems, Inc. offers managed care and other health insurance products to employer groups, individuals and Medicare beneficiaries throughout most of the United States and Guam. Our commercial and senior medical plans are designed to deliver quality health care and customer service to members cost-effectively. These products include health insurance, health benefits administration and indemnity insurance products such as Medicare Supplement products offered through health maintenance organizations, or HMOs, and preferred provider organizations, or PPOs. We also offer a variety of specialty managed care products and services that employees can purchase as a supplement to our basic commercial and senior plans or as stand-alone products. These products include pharmacy benefit management, or PBM, services, behavioral health services, group life and health insurance and dental and vision benefit plans.

Consolidation.  Premium revenues are earned from products where we bear insured risk. Non-premium revenues are earned from all other sources, including revenues from our PBM mail order business, administrative fees and other revenue. Our statement of operations shows total revenues (premium revenues and non-premium revenues) and health care services and other expenses by the following categories: commercial, senior and specialty and other.

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

Reclassifications.  We reclassified certain prior year amounts in the accompanying consolidated financial statements to conform to the 2004 presentation.

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

We are required by state regulatory agencies to set aside funds to comply with the laws of the various states in which we operate. These funds are classified as marketable securities-restricted (which include U.S. government securities

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and certificates of deposit held by trustees or state regulatory agencies). Certain marketable securities-restricted are designated as held-to-maturity since we have the intent and ability to hold such securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity, and are classified as noncurrent assets. See Note 4, “Marketable Securities.”

Concentrations of Credit Risk.  Financial instruments that potentially subject us to concentrations of credit risk consist primarily of investments in marketable securities and receivables generated in the ordinary course of business. Our short-term investments in marketable securities are managed by professional investment managers within guidelines established by our board of directors that, as a matter of policy, limit the amounts that may be invested in any one issuer. Our receivables include premium receivables from commercial customers, rebate receivables from pharmaceutical manufacturers, receivables related to prepayment of claims on behalf of our self-funded customers, and receivables owed to us from providers under risk-sharing arrangements. We had no significant concentrations of credit risk at December 31, 2004.

Fair Value of Financial Instruments.  Our consolidated balance sheets include the following financial instruments: cash and equivalents, trade accounts and notes receivable, trade accounts payable and long-term obligations. We consider the carrying amounts of current assets and liabilities in the consolidated financial statements to approximate the fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization. The fair values of our 10 3/4% senior notes and convertible subordinate debentures are estimated based on the quoted market prices. The carrying value of our 10 3/4% senior notes, net of discount, was $324 million as of December 31, 2004 and 2003 and the fair values were $370 million and $382 million as of December 31, 2004 and 2003, respectively. The carrying value of our convertible subordinated debentures was $135 million as of December 31, 2004 and 2003 and the fair values were $376 million and $237 million as of December 31, 2004 and 2003, respectively. Considerable judgment is required to develop estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value of our term debt of $625 million at December 31, 2004 approximated its fair value since this debt was incurred in December 2004.

Long-Lived Assets.

Property, Plant and Equipment.  We record property, plant and equipment at cost. We capitalize replacements and major improvements and certain internal and external costs associated with the purchase or development of internal-use software. We charge repairs and maintenance to expense as incurred. We eliminate the costs and related accumulated depreciation when we sell property, plant and equipment, and any resulting gains or losses are included in net income. We depreciate property, plant and equipment, including assets under capital leases, evenly over the assets’ useful lives ranging from three to 40 years. We amortize leasehold improvements evenly over the shorter of the lease term or five years. We amortize software costs evenly over estimated useful lives ranging from three to five years. Accumulated depreciation and amortization on property, plant and equipment totaled $256 million at December 31, 2004 and $212 million at December 31, 2003.

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

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SFAS No. 142 are more stringent than the previous tests required by SFAS No. 121. See Note 7, “Goodwill and Intangible Assets.”

Premiums and Revenue Recognition.  We report prepaid health care premiums received from our HMOs’ enrolled groups as revenue in the month that enrollees are entitled to receive health care services. We record premiums received in advance as unearned premium revenue. Funds received under the federal Medicare program accounted for approximately 48% in 2004, 50% in 2003 and 53% in 2002 as a percentage of total premiums.

Health Care Services.  Our HMOs arrange for comprehensive health care services to their members through capitation or fee-for-service based arrangements. Capitation is a fixed monthly payment made without regard to the frequency, extent or nature of the health care services actually furnished. We provide benefits to enrolled members generally through our contractual relationships with physician groups and hospitals. Our capitated physicians and hospitals may, in turn, contract with specialists or referral physicians and hospitals for specific services and are generally responsible for any related payments to those referral physicians and hospitals. Risk-based arrangements include shared-risk and fee-for-service contracts. Under the shared-risk contracts, we share the risk of health care costs with parties not covered by our capitation arrangements. Under fee-for-service contracts, we contract with certain hospitals and ancillary providers, as well as some individual physicians or physician organizations, to provide services to our members based on modified discounted fee schedules for the services provided. The cost of health care provided is accrued in the period it is dispensed to the enrolled members, based in part on estimates for hospital services and other health care costs that have been incurred but not yet reported, or IBNR. Management develops these estimates using standard actuarial methods which include, among other factors, the average interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, expected health care cost inflation, utilization, seasonality patterns and changes in membership. The estimates for submitted claims and IBNR claims liabilities are made on an accrual basis and adjusted based on actual claims data in future periods as required. For new products, such as our PPO products, estimates are initially based on health care cost data provided by third parties. This data includes assumptions for member age, gender and geography. The models that we use to prepare estimates for each product are adjusted as we accumulate actual claims paid data. Such estimates could materially understate or overstate our actual liability for medical claims and benefits payable, however, at each reporting period management records its best estimate of the liability for incurred claims. These estimates are reviewed by outside parties and state regulatory authorities on a periodic basis. The estimates for submitted claims and IBNR claims liabilities are made on an accrual basis and adjusted in future periods as required. Adjustments to prior period estimates, if any, are included in current operations. We have also recorded reserves, based in part on estimates, to indemnify our members against potential claims made by specialists or other providers whose fees should have been paid by the insolvent medical groups. See Note 13, “Contingencies.”

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

Stock-Based Compensation.  We have stock-based employee and director compensation plans. See Note 9, “Employee Benefit Plans.” Prior to 2003, we accounted for those plans under the recognition and measurement provisions of Accounting Principals Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee and director compensation cost was reflected in net loss for the year ended December 31, 2002, as all stock options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, on a prospective basis for all employee and director awards granted, modified or settled on or after January 1, 2003. Awards typically vest over four years. Therefore, costs related to stock-based employee and director compensation included in the determination of net income for 2003 and 2004 are less than that which would have been recognized if the fair value based method had been applied to all awards granted, modified or settled since October 1, 1995. The following table illustrates the effect on

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

net income (loss) and earnings (loss) per share, after adjusting for the effect of the two-for-one stock split in the form of a stock dividend that was effective January 20, 2004, as if the fair value method had been applied to all outstanding and unvested awards in each period.

	Year Ended
	2004	2003	2002
	(Amounts in thousands, except per share data)
Net income (loss), as reported	$303,154	$242,748	$(757,829)
Add stock-based compensation expense included in reported net income (loss), net of related tax effect	15,119	8,228	—
Deduct total stock-based compensation expense determined under fair value method for all awards, net of related tax effect	(17,839)	(16,703)	(18,360)

Pro forma net income (loss)	$300,434	$234,273	$(776,189)

Earnings (loss) per share:
Basic—as reported	$3.60	$3.26	$(10.75)

Basic—pro forma	$3.57	$3.15	$(11.01)

Diluted—as reported	$3.20	$2.89	$(10.75)

Diluted—pro forma	$3.17	$2.79	$(11.01)

The following table illustrates the components of our stock-based compensation expense:

	Year Ended
	2004		2003		2002
	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount
	(Amounts in thousands)
Stock options	$9,868	$6,059	$7,545	$4,512	$—	$—
Employee Stock Purchase Plan	14,755	9,060	6,214	3,716	—	—

	24,623	15,119	13,759	8,228	—	—
Restricted stock(1)	8,844	5,430	5,333	3,189	693	414

Total	$33,467	$20,549	$19,092	$11,417	$693	$414

(1)	The recognition and measurement of restricted stock is the same under APB Opinion No. 25 and SFAS No. 123. The related expenses for the fair value of restricted stock were charged to selling, general and administrative expenses and are included in the net income (loss), as reported amounts in the pro forma net income (loss) table above. See Note 6, “Stockholders’ Equity.”

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (Revised 2004), Share-Based Payment, or SFAS No. 123R, which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS No. 123R is effective for us beginning July 1, 2005 and will require us to expense share-based payments under the “modified prospective” method. Under this method, compensation expense is recognized for all share-based payments granted after July 1, 2005 and also for all awards granted prior to July 1, 2005 that remain unvested on the effective date. We adopted the transitional provisions of SFAS No. 123 effective January 1, 2003 using the prospective method. Consequently, compensation expense for awards that we granted prior to January 1, 2003 that are not fully vested on July 1, 2005 will be subject to expense beginning July 1, 2005 under SFAS No. 123R. We do not expect that the adoption of SFAS No. 123R will have a significant impact on our results of operations or financial position.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Taxes Based on Premiums.  Certain states in which we do business require the payment of excise, per capita or premium taxes based on a specified rate for enrolled members or a percentage of billed premiums. Such taxes may be levied instead of state income tax. These taxes are recorded in selling, general and administrative expenses, and totaled $43 million in 2004, $34 million in 2003 and $27 million in 2002.

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

Earnings per Share.  The following table includes a reconciliation of the denominators for the computation of basic and diluted earnings per share. All share and per share amounts reflect the retroactive effects of the two-for-one common stock split in the form of a stock dividend that was effective January 20, 2004. See Note 6, “Stockholders’ Equity.”

	2004	2003	2002
	(Amounts in thousands, except per share data)
Basic Earnings (Loss) Per Share Calculation:
Numerator
Net income (loss)	$303,154	$242,748	$(757,829)

Denominator
Shares outstanding at the beginning of the period(1)	83,339	71,782	68,894
Weighted average number of shares issued:
Treasury stock repurchases	(1,488)	—	—
Stock options exercised and treasury stock reissued, net	2,405	1,627	1,580
Common stock offering(2)	—	1,000	—

Denominator for basic earnings (loss) per share	84,256	74,409	70,474

Basic earnings (loss) per share	$3.60	$3.26	$(10.75)

Diluted Earnings (Loss) Per Share Calculation:
Numerator
Net income (loss)	$303,154	$242,748	$(757,829)
Adjustment for interest expense avoided on convertible subordinated debentures, net of tax(3)(6)	2,487	2,523	253

Net income, as adjusted for interest expense avoided on convertible subordinated debentures	$305,641	$245,271	$(757,576)

Denominator
Denominator for basic earnings (loss) per share	84,256	74,409	70,474
Common stock equivalents related to convertible subordinated debentures(3)(5)	6,429	6,429	—
Employee stock options and other dilutive potential common shares(4)(5)	4,805	3,933	—

Denominator for diluted earnings (loss) per share	95,490	84,771	70,474

Diluted earnings (loss) per share	$3.20	$2.89	$(10.75)

(1)	Excludes 910,000, 1,515,000 and 226,000 shares of restricted common stock which have been granted under our stock-based compensation plans but have not vested as of December 31, 2004, 2003 and 2002, respectively.

(2)	In November 2003, we issued 7.6 million shares of our common stock in a public offering. See Note 6, “Stockholders’ Equity.”

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	In November 2004, the Emerging Issues Task Force, or EITF, ratified its decision on EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, which impacts when the conversion to shares of common stock should be recognized for periods prior to the satisfaction of the market price condition. EITF No. 04-8 requires issuers of contingently convertible debt instruments which become convertible into common stock if certain events occurs, such as the underlying common stock achieving a specified price target, to include the dilutive impact of the instrument in diluted earnings per share upon issuance, rather than waiting until the specified share price is met. This consensus is effective for all periods ending after December 15, 2004 and must be applied by restating all periods during which the instrument was outstanding.

(4)	Certain options to purchase common stock were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock for the periods presented. For the year ended December 31, 2004 and 2003, these excluded weighted options outstanding totaled 1.5 million shares and 4.6 million shares, respectively, with exercise prices ranging from $14.26 to $54.57 per share. For the year ended December 31, 2004 and 2003, the average market value used in the computation of dilutive employee stock options and other dilutive potential common shares was $37.68 and $21.73, respectively.

(5)	Common stock equivalents related to convertible subordinated debentures and employee stock options and other dilutive potential common shares for the year ended December 31, 2002 were not included in the calculation of diluted earnings per share because they were antidilutive.

(6)	The adjusted interest expense avoided on convertible subordinated debentures was prorated for issuance in November 2002.

3.  Acquisitions of Businesses

American Medical Security Group, Inc.  On December 13, 2004, we completed our acquisition of American Medical Security Group, Inc., or AMS, through a cash merger in which AMS became our wholly-owned subsidiary. AMS provides an expansion of our commercial membership, strengthens our position in the individual and small group markets and adds new proprietary products including a health savings account and group life products. Under the terms of the merger agreement, total consideration paid to all holders of AMS common stock and the cash out of options in the merger was approximately $505 million in cash. We also assumed $30 million of existing long-term debt which we repaid concurrent with the completion of the acquisition. See Note 5, “Long-Term Debt and Other Commitments.” The total purchase price of $505 million was used to purchase net assets with a fair value of approximately $221 million. As a result of the acquisition of AMS, we incurred $35 million in transaction costs. In accordance with generally accepted accounting principles, costs which are not associated with the generation of future revenues and have no future economic benefit, will be reflected as assumed liabilities in the allocation of the purchase price to net assets acquired. Included in the assumed liabilities is an estimate of integration costs expected to be incurred for plans to be finalized within one year of the date of acquisition. Any difference between actual and estimated integration costs will be recorded as an adjustment to goodwill through the date in which the allocation of the purchase price is completed. Estimated goodwill and other intangibles totaling $321 million includes $10 million of deferred tax liabilities relating to identified intangibles. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets with indefinite useful lives are not amortized, but instead are subject to impairment tests. Identified intangibles with definite useful lives are being amortized on a straight-line basis over two to 15 years. The current estimated purchase price allocation between goodwill and identifiable intangible assets is $295 million and $26 million, respectively. The entire estimated goodwill amount of $295 million is not deductible for tax purposes. The operating results for AMS were included in our consolidated statement of operations beginning December 13, 2004.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our preliminary estimate of the fair value of the assets acquired and liabilities assumed at date of acquisition.

As of December 13, 2004
(Amounts in thousands)
Current assets	$370,812
Property, plant and equipment	58,962
Goodwill	295,573
Intangible assets	25,800
Other assets	3,269

Total assets acquired	754,416
Current liabilities	238,038

Total liabilities assumed	238,038

Net assets acquired	$516,378

The unaudited pro forma financial information presented below assumes that the acquisition of AMS had occurred as of the beginning of each respective period. The pro forma information includes the results of operations for AMS for the period prior to its acquisition, adjusted for interest expense on long-term debt incurred to fund the acquisitions, amortization of intangible assets with definite useful lives and the related income tax effects. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations had AMS been a wholly-owned subsidiary during the years ended December 31, 2004 and 2003, nor is it necessarily indicative of future results of operations.

Pro forma earnings per share are based on 84.3 million and 74.4 million weighted average shares for the years ended December 31, 2004 and 2003, respectively. Pro forma earnings per share assuming full dilution is based on 95.5 million and 84.8 million weighted average shares for the years ended December 31, 2004 and 2003, respectively.

	2004	2003
	(Unaudited)
	(Amounts in thousands, except per share data)
Pro forma revenues	$12,975,796	$11,752,227
Pro forma net income	$305,903	$259,707
Pro forma earnings per share:
Basic	$3.63	$3.49
Diluted	$3.23	$3.09

Pacific Life Insurance Company.  On November 29, 2004, we entered into a definitive agreement to purchase Pacific Life Insurance Company’s, or Pacific Life, group health insurance business. The transaction will be financed through internally generated cash. The group health insurance business we are acquiring from Pacific Life includes medical, dental and life coverage for small and large group employers. Through the transaction, which is structured as a coinsurance arrangement, we expect to acquire up to 140,000 PPO members and obtain assets necessary to support and preserve the continuity of the acquired business and the rights to offer employment to the approximately 700 Pacific Life employees who currently provide service and support to the group insurance business. The transaction is subject to approvals from the California Insurance Commissioner and certain other state regulatory approvals. We anticipate the acquisition will be consummated during the spring of 2005.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.  Marketable Securities

The following table summarizes marketable securities as of the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)
Marketable securities:
U.S. government and agency	$428,259	$841	$(2,061)	$427,039
State, municipal and state and local agency	624,701	10,463	(1,842)	633,322
Corporate debt and other securities	878,042	6,346	(7,984)	876,404

Total marketable securities	1,931,002	17,650	(11,887)	1,936,765

Marketable securities-restricted:
U.S. government and agency	67,995	41	(647)	67,389
State, municipal and state and local agency	11,547	156	(24)	11,679
Corporate debt and other securities	60,756	169	(452)	60,473

Total marketable securities-restricted	140,298	366	(1,123)	139,541

Balance at December 31, 2004	$2,071,300	$18,016	$(13,010)	$2,076,306

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)
Marketable securities:
U.S. government and agency	$337,323	$4,084	$(3,903)	$337,504
State, municipal and state and local agency	537,179	20,037	(1,359)	555,857
Corporate debt and other securities	455,360	13,644	(2,645)	466,359

Total marketable securities	1,329,862	37,765	(7,907)	1,359,720

Marketable securities-restricted:
U.S. government and agency	111,442	523	(9)	111,956
State, municipal and state and local agency	17,305	432	(39)	17,698
Corporate debt and other securities	37,799	320	(13)	38,106

Total marketable securities-restricted	166,546	1,275	(61)	167,760

Balance at December 31, 2003	$1,496,408	$39,040	$(7,968)	$1,527,480

As of December 31, 2004, the contractual maturities of our marketable securities were as follows:

	Marketable Securities		Marketable Securities— Restricted
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Amounts in thousands)
Due in one year or less	$127,726	$127,797	$34,133	$34,089
Due after one year through five years	788,930	790,135	93,348	92,571
Due after five years through ten years	571,784	578,437	7,821	7,875
Due after ten years	419,863	422,099	4,996	5,006

Contractual maturities	1,908,303	1,918,468	140,298	139,541
Equity securities (no maturity)	22,699	18,297	—	—

Total marketable securities	$1,931,002	$1,936,765	$140,298	$139,541

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Proceeds from sales and maturities of marketable securities were $5.1 billion in 2004, $7.4 billion in 2003 and $7.7 billion in 2002. Gross realized gains and gross realized losses are included in net investment income under the specific identification method.

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2004.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
Marketable securities:
U.S. government and agency	$432,444	$(2,595)	$9,659	$(113)	$442,103	$(2,708)
State, municipal and state and local agency	195,617	(1,770)	6,252	(96)	201,869	(1,866)
Corporate debt and other securities	537,615	(3,631)	30,050	(4,805)	567,665	(8,436)

Total marketable securities	$1,165,676	$(7,996)	$45,961	$(5,014)	$1,211,637	$(13,010)

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2003.

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
Marketable securities:
U.S. government and agency	$128,920	$(899)	$19,685	$(3,013)	$148,605	$(3,912)
State, municipal and state and local agency	63,378	(1,061)	8,067	(337)	71,445	(1,398)
Corporate debt and other securities	91,799	(2,401)	4,696	(257)	96,495	(2,658)

Total marketable securities	$284,097	$(4,361)	$32,448	$(3,607)	$316,545	$(7,968)

Investment Grade Securities.  Our investments in investment grade debt securities consist primarily of U.S. Treasury and federal agency securities, mortgage and asset-backed securities, corporate bonds and notes, and municipal bonds. The unrealized losses on our investments were caused by interest rate increases. We considered the unrealized losses to be temporary at December 31, 2004 and 2003 because the decline in market value is attributable to changes in interest rates and not credit quality, and because the severity and duration of the unrealized losses were not significant.

In September 2004, the FASB issued FASB Staff Position, or FSP, EITF Issue 03-1-1 Effective Date of Paragraphs 10-20 of EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which delayed the effective date for paragraphs 10-20 of EITF Issue No. 03-01. Paragraphs 10-20 provide guidance for assessing impairment losses on debt and equity investments. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing literature. In addition, the FASB staff issued a proposed FSP EITF Issue No. 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under EITF Issue No. 03-01. The delay of the effective date for paragraphs 10-20 of EITF 03-01 will be superceded with the final issuance of EITF Issue No. 03-1-a. We will evaluate the effect, if any, of the EITF Issue No. 03-1-a when final guidance is released.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  Long-Term Debt and Other Commitments

Our contractual cash obligations as of December 31, 2004, including long-term debt and other commitments, were as follows:

	Payments Due by Period
	Total	2005	2006	2007	2008	2009	Thereafter
	(Amounts in millions)
Long-term debt:
JPMorgan term loan B facility	$425	$4	$4	$4	$4	$128	$281
10¾% senior notes, net of discount	324	—	—	—	—	324	—
JPMorgan term loan A facility	200	30	30	40	50	50	—
Convertible subordinated debentures	135	—	—	—	—	—	135
Database financing agreement	2	2	—	—	—	—	—
Other	3	2	1	—	—	—	—

Total long-term debt commitments	1,089	38	35	44	54	502	416

Other commitments:
Information technology outsourcing contracts	872	158	136	124	118	114	222
Operating leases	117	31	28	23	15	12	8

Total other commitments	989	189	164	147	133	126	230

Total contractual cash obligations	$2,078	$227	$199	$191	$187	$628	$646

Convertible Subordinated Debentures.  We have $135 million in aggregate principal amount of 3% convertible subordinated debentures due in 2032. The debentures are convertible into 6,428,566 shares of common stock under certain conditions, including satisfaction of a market price condition for our common stock, satisfaction of a trading price condition relating to the debentures, upon notice of redemption, or upon specified corporate transactions. Each $1,000 of the debentures is convertible into 47.619 shares of our common stock. The market price condition for conversion of the debentures is satisfied if the closing sale price of our common stock exceeds 110% of the conversion price (which is calculated at $23.10 per share) for the debentures for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of any fiscal quarter. In the event that the market price condition is satisfied during any fiscal quarter, the debentures are convertible, at the option of the holder, during the following fiscal quarter. The market price condition is evaluated each quarter to determine whether the debentures will be convertible at the option of the holder during the following fiscal quarter. Beginning with the quarter ended September 30, 2003 and during each consecutive calendar quarter up through and including the quarter ended December 31, 2004, the market price condition described above was satisfied. As a result, the debentures were convertible beginning October 1, 2003, and remain convertible at the option of the holder at any time during the quarter ended March 31, 2005. While no debentures were converted as of December 31, 2004, they are considered common stock equivalents and are included in the calculation of weighted average shares outstanding on a diluted basis.

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

10¾% Senior Notes.  We have $325 million in aggregate principal amount of 10¾% senior notes due in 2009 outstanding. The 10¾% senior notes were issued in May 2002 at 99.389% of the aggregate principal amount representing an initial discount of $3 million that is being amortized over the term of the notes. In December 2003, in accordance with the applicable provisions of the debt agreement, we redeemed $175 million in principal of the senior

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

notes at a redemption price equal to 110.750%, plus accrued and unpaid interest on the notes as of the redemption date. We expensed approximately $28 million in connection with the redemption, including the pro-rata write-off of the initial discount, the redemption premium and other fees and expenses associated with the transaction. We may redeem the remaining 10¾% senior notes at any time on or after June 1, 2006 at an initial redemption price equal to 105.375% of their principal amount plus accrued and unpaid interest. The redemption price will thereafter decline annually. Additionally, at any time on or prior to June 1, 2006, we may redeem the 10¾% senior notes upon a change of control, as defined in the indenture for the notes, at 100% of their principal amount plus accrued and unpaid interest and a “make-whole” premium.

Certain of our domestic subsidiaries fully and unconditionally guarantee the 10¾% senior notes. See Note 16, “Financial Guarantees.”

In April 2003, we entered into an interest rate swap on $300 million of our 10¾% senior notes for the purpose of hedging the fair value of our indebtedness. This fair value hedge is accounted for using the short-cut method under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the hedge is reported in our balance sheets at fair value, and the carrying value of the long-term debt is adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Under the terms of the agreement, we make interest payments based on the three-month London Interbank Offered Rate, or LIBO Rate, plus 692 basis points and receive interest payments based on the 10¾% fixed rate. Our current floating rate under the swap agreement was 9.32%, at December 31, 2004 which is based on a 90-day LIBO Rate of 2.40% plus 692 basis points. The three-month LIBO Rate we use to determine our interest payments under the swap agreement was first established on June 2, 2003 and resets every three months thereafter, until expiration in June 2009.

Senior Credit Facility.  In December 2004, we replaced our senior credit facility with a new syndicated senior Credit Agreement, or the Credit Agreement, with the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Bookrunner, Morgan Stanley Senior Funding, Inc., as Syndication Agent and Co-Arranger and CIBC, Inc., The Bank of New York, and Wells Fargo Bank, N.A., as Co-Documentation Agents. The new facility consists of a $200 million term A loan, which matures on December 13, 2009, a $425 million term B loan, which matures on December 13, 2010, and a $200 million revolving line of credit, which matures on December 13, 2009. We used the proceeds of the term A and term B loans to refinance approximately $149 million (including accrued interest and fees of approximately $1 million) outstanding under our previous senior credit facility entered into in June 2003, refinance approximately $30 million outstanding under the senior credit facility of AMS and to fund a portion of the merger consideration paid to acquire AMS. See Note 3, “Acquisitions of Businesses.” In connection with the Credit Agreement, we incurred approximately $9 million in fees and expenses that are being amortized over the life of the facility. As of December 31, 2004, we had $625 million outstanding on the term A and term B loans and no balance outstanding on the revolving line of credit. There were no borrowings under the revolving line of credit (or the line of credit we refinanced) during the year ended December 31, 2004.

The credit facility provides us with two interest rate options for borrowings under the term loans, to which a margin spread is added: (1) the LIBO Rate multiplied by the Statutory Reserve Rate and (2) JPMorgan Chase Bank’s prime rate (or, if greater, the Federal Funds Rate plus 0.5%), which we refer to as the alternate base rate. The margin spread for the term loans is based upon our current Standard & Poor’s Ratings Services and Moody’s Investor Service debt ratings. The margin spread for LIBO Rate borrowings range from 0.75% to 1.75% per annum under the term A loan and 1.25% to 1.5% per annum under the term B loan. The margin spread for alternate base rate borrowings range from 0% to 0.75% per annum under the term A loan and 0.25% to 0.5% per annum under the term B loan. All of our borrowings under the term loans are currently LIBO Rate borrowings with rates ranging from 3.9% to 4.3%. The interest rates per annum applicable to revolving credit borrowings are, at our option, either LIBO Rate borrowings with the same margin spread as our term A loan or alternate base rate borrowings with the same margin spread applicable to the term A loan. We also pay a commitment fee on the average daily unused amount of the revolving credit commitment. The commitment fee range is based upon our current debt rating and ranges from 0.15% and 0.5% per annum. The current commitment fee rate is 0.375% per annum.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Credit Agreement contains various covenants customary for financings of this type which place restrictions on our and/or our subsidiaries’ ability to incur debt, pay dividends, create liens, make investments, optionally repay, redeem or repurchase our securities and enter into mergers, dispositions and transactions with affiliates. The Credit Agreement also requires we meet various financial ratios, including a maximum consolidated leverage ratio, a minimum consolidated net worth requirement and a minimum fixed charge coverage requirement. At December 31, 2004, we were in compliance with all of these covenants.

Certain of our domestic subsidiaries provide guarantees and have granted security interests to the lenders in substantially all of their personal property in order to secure our obligations and their guarantees under the Credit Agreement. See Note 16, “Financial Guarantees.” We have also pledged the equity of certain of our subsidiaries to the lenders as security for the Credit Agreement.

	Term Loan Facility	Revolving Credit Facility	Total
	(Amounts in millions)
Balance at December 31, 2002	$151	$—	$151
Scheduled payments under prior senior credit facility	(20)	—	(20)
Repayment of outstanding balance under prior senior credit facility	(131)	—	(131)
Proceeds from borrowing under new senior credit facility	150	3	153
Scheduled payments under new senior credit facility	(1)	(3)	(4)

Balance at December 31, 2003	149	—	149

Scheduled payments under prior senior credit facility	(1)	—	(1)
Assumption of debt related to acquisition of AMS	—	30	30
Repayment of outstanding balance under prior senior credit facilities	(148)	(30)	(178)
Proceeds from borrowing under new senior credit facility	625	—	625

Balance at December 31, 2004	$625	$—	$625

Database Financing Agreements.  As of December 31, 2004, we had $2 million outstanding under various financing agreements related to the purchase of database licenses, financial accounting system software and related maintenance in connection with the implementation of our information technology, or IT, initiatives. Payments under the financing agreements are due quarterly through October 2006. The interest imputed on the payment plan agreements ranges from 4.0% to 6.5%.

Letters of Credit.  Letters of credit are purchased guarantees that assure our performance or payment to third parties in connection with professional liability insurance policies, lease commitments and other potential obligations. Letters of credit commitments totaled $17 million and $19 million at December 31, 2004 and 2003, respectively. As of December 31, 2004, our letters of credit commitments were backed by funds deposited in restricted cash accounts.

Information Technology Outsourcing Contracts.  In December 2001, we entered into a 10-year contract to outsource our IT operations to International Business Machines Corporation, or IBM. Under the contract, IBM is the coordinator of our IT outsourcing arrangement, and provides IT services and day-to-day management of our IT infrastructure, including data center operations, support services and information distribution. In January 2002, we entered into a 10-year contract to outsource our IT software applications maintenance and enhancement services to Keane, Inc., or Keane. Our remaining cash obligations for base fees under these contracts over the initial 10-year terms are approximately $900 million, assuming our actual use of services equals the baselines specified in the contracts. However, because we have the ability to reduce services from the vendors under the contracts, our ultimate cash commitment may be less than the stated contract amounts. The contracts also provide for variable fees, based on services provided above certain contractual baselines. Additionally, in the event of contract termination, we may be responsible to pay termination fees to IBM and Keane. These termination fees decline as each successive year of the contract term is completed.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating Leases.  We lease office space and equipment under various non-cancelable operating leases. Rent expense totaled $26 million in 2004, $30 million in 2003 and $43 million in 2002.

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

Stock Repurchase Program.  In May 2004, our Board of Directors authorized a share repurchase program under which up to $150 million of our common stock may be repurchased. Under the program, repurchases may be made from time to time in the open market or through privately negotiated transactions using available cash, and may be discontinued at any time. During the year ended December 31, 2004, we repurchased approximately 3 million shares which cost approximately $100 million. The remaining authorization under our stock repurchase program as of December 31, 2004 was $50 million.

Stock Split.  On December 19, 2003, our board of directors approved a two-for-one split of our common stock in the form of a stock dividend. On January 20, 2004, we distributed one additional share of common stock for every share of common stock outstanding to stockholders of record as of the close of business on January 7, 2004. We had a sufficient number of authorized but unissued shares of common stock to effect this stock split. The par value of our common stock after the split remained at $0.01 per share, and additional paid-in capital was reduced by the par value of the additional common shares issued. The rights of the holders of these securities were not otherwise modified. In accordance with SFAS 128, Earnings per Share, which requires retroactive adjustment of per share computation of stock split that occurs after the close of the period but before issuance of the financial statements, all shares, per share and market price data related to our common shares outstanding and under employee stock plans reflect the retroactive effects of this two-for-one stock split in the form of a dividend.

Common Stock Offering.  In November 2003, we issued 7.6 million shares of our common stock in a public offering. The net proceeds from the offering, approximately $200 million after underwriting fees, were used to redeem $175 million in principal of the company’s outstanding 10¾% senior notes. See Note 5, “Long-Term Debt and Other Commitments.”

Restricted Stock Awards.  We granted approximately 817,000 and 1,489,000 shares of restricted common stock, including stock deferred into restricted stock units, as part of an employee recognition and retention program during the years ended December 31, 2004 and 2003, respectively. Restrictions on these shares will expire and related charges are being amortized as earned over the vesting period, not to exceed four years. A total of approximately 141,000 and 108,000 shares were forfeited for the year ended December 31, 2004 and 2003, respectively.

All shares of restricted stock were issued from our 1996 Officer and Key Employee Stock Option Plan, as amended. See Note 9, “Employee Benefit Plans.” The amount of unearned compensation recorded is based on the market value of the shares on the date of issuance and is included as a separate component of stockholders’ equity, which was approximately $32 million and $17 million as of December 31, 2004 and 2003, respectively. Expenses related to the vesting of restricted stock (charged to selling, general and administrative expenses) were $8.8 million and $5.3 million for the year ended December 31, 2004 and 2003, respectively.

Treasury Stock.  In December 2003, our board of directors approved a resolution to retire all outstanding shares of the Company’s treasury stock. As a result of this resolution, approximately 23 million shares were permanently retired and have been added back to our shares authorized for future issuance.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dividends.  We have never paid cash dividends on our common stock. We do not expect to declare cash dividends on our common stock in the future, retaining all earnings for business development. Any possible future dividends will depend on our earnings, financial condition, and regulatory requirements. If we decide to declare dividends on our common stock in the future, such dividends may only be made in compliance with our senior credit facility and our 10 3/4% senior notes.

7.  Goodwill and Intangible Assets

In the first quarter of 2002, we recognized $897 million (net of $32 million of deferred tax liability reversals) of goodwill impairment as the cumulative effect of a change in accounting principle upon adopting SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill is no longer amortized, but is subject to impairment tests on an annual basis or more frequently if impairment indicators exist. Under the guidance of SFAS No. 142, we used a discounted cash flow methodology to assess the fair values of our reporting units as of January 1, 2002. For reporting units with book equity values that exceeded the fair values, we performed a hypothetical purchase price allocation. Impairment was measured by comparing the goodwill derived from the hypothetical purchase price allocation to the carrying value of the goodwill balance. The same methodology was used for the years ended December 31, 2004 and 2003. Based on the results of our impairment testing, no additional adjustments were required.

Other intangible assets are being amortized over their useful lives ranging from 2 to 40 years. As part of the implementation SFAS No. 142, we reassessed the remaining useful lives of the other intangible assets. We estimate our intangible asset amortization will be $20 million in 2005, $19 million in 2006, $18 million in 2007, $15 million in 2008 and $15 million in 2009. The following table sets forth balances of identified intangible assets, by major class, for the periods indicated:

	Cost	Accumulated Amortization	Net Balance
	(Amounts in thousands)
Intangible assets:
Employer groups	$252,320	$140,854	$111,466
Provider networks	122,751	24,132	98,619
Other	26,329	9,292	17,037

Balance at December 31, 2004	$401,400	$174,278	$227,122

Intangible assets:
Employer groups	$243,820	$124,170	$119,650
Provider networks	121,051	21,080	99,971
Other	10,729	9,242	1,487

Balance at December 31, 2003	$375,600	$154,492	$221,108

The changes in the carrying amount of goodwill, by reportable segment are as follows:

	Health Plans	Specialty	Corporate And Other	Consolidated
	(Amounts in thousands)
Balance as of January 1 and December 31, 2003	$954,701	$28,403	$—	$983,104
Goodwill acquired during 2004	295,573	—	—	295,573

Balance at December 31, 2004	$1,250,274	$28,403	$—	$1,278,677

On December 13, 2004, we completed our acquisition of AMS. See Note 3, “Acquisitions of Businesses.” As a result of the acquisition of AMS, we recorded $295 million of goodwill and $26 million of intangible assets. We assume no residual value for its amortizable intangible assets.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  Income Taxes

Deferred income taxes are recognized for the difference between the carrying amounts of assets and liabilities for financial statement and tax purposes. Deferred income tax assets are required to be reduced by a valuation allowance when it is determined that it is more likely than not some portion or all of a deferred tax asset will not be realized.

The tax effects of the major items recorded as deferred tax assets and liabilities were as follows:

	2004	2003
	(Amounts in thousands)
Current deferred tax assets (liabilities):
Medical claims and benefits payable	$40,110	$63,295
Accrued compensation	33,166	21,389
Accrued expenses	32,509	44,243
Insurance liabilities	17,539	—
Prepaid expenses	(11,236)	(12,673)
Stock-based compensation	9,405	4,903
State franchise taxes	9,020	6,963
Provider receivables	7,992	20,702
Contract termination accrual	7,338	—
Restructuring	2,946	7,325
Unrealized gains on marketable securities	(2,267)	(11,043)
Other	2,180	4,713

	148,702	149,817

Non-current deferred tax (liabilities) assets:
Identifiable intangibles	(89,227)	(84,816)
Depreciation and software amortization	(30,007)	(27,308)
Net operating loss and capital loss carryover	6,616	—
Valuation allowance	(6,616)	—
Goodwill amortization	4,501	7,347

	(114,733)	(104,777)

Net deferred tax assets	$33,969	$45,040

The provision for income taxes consisted of the following:

	2004	2003	2002
	(Amounts in thousands)
Current:
Federal	$138,297	$165,009	$60,063
State	21,412	27,975	4,170

Total current	159,709	192,984	64,233

Deferred:
Federal	25,201	(39,148)	15,321
State	5,673	(6,940)	3,238

Total deferred	30,874	(46,088)	18,559

Provision for income taxes	$190,583	$146,896	$82,792

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliation of the U.S. statutory income tax rate to our effective tax rate is as follows:

	2004	2003	2002
Computed expected provision	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.7	3.7	3.2
Tax-exempt interest	(1.6)	(1.6)	(2.1)
Nondeductible stock-based compensation	0.9	—	—
Nondeductible expenses	0.4	0.3	0.9
Other, net	0.2	0.3	0.3

Provision for income taxes	38.6%	37.7%	37.3%

Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant management estimates and judgments are required in determining our effective tax rate. We are routinely under audit by federal, state or local authorities regarding the timing and amount of deductions, nexus of income among various tax jurisdictions and compliance with federal, state and local tax laws. Tax assessments related to these audits may not arise until several years after tax returns have been filed. Although predicting the outcome of such tax assessments involves uncertainty, we believe that the recorded tax liabilities appropriately account for our analysis of probable outcomes, including interest and other potential obligations. Our tax liabilities are adjusted in light of changing facts and circumstances, such as the progress of audits, case law and emerging legislation and such adjustments are included in the effective tax rate.

9.  Employee Benefit Plans

Savings and profit-sharing plan.  Most of our employees may participate in our savings and profit-sharing plan, or the 401(k) Plan. Features of the 401(k) Plan in 2004 were as follows:

•	Participants may defer from 2% to 50% of annual compensation up to $13,000. Participants age 50 or older may be eligible to make additional contributions.

•	We matched one-half of the deferral, up to 3% of annual compensation per employee; and

•	We automatically contributed 3% of annual compensation per employee to all employees participating in the plan.

The plan authorizes us to contribute a discretionary amount to each employee’s account, generally based on a percentage of pretax income. We did not contribute a discretionary amount in 2004, 2003 or 2002. Charges to income for the 401(k) Plan were $24 million in 2004, $21 million in 2003 and $18 million in 2002.

We also have a nonqualified statutory restoration plan which allows executive officers to defer the portion of their pay that due to statutory limitations are not available for deferral, and also to receive excess matching contributions, profit-sharing contributions and discretionary contributions in the same percentages as those provided by the 401(k) Plan.

Supplemental Executive Retirement Plan.  We maintain an unfunded, nonqualified executive pension plan, or SERP, covering certain senior executives. This plan provides defined benefits based on years of service and final average compensation. The accumulated benefit obligation for the SERP at the end of 2004 and 2003 was $14 million and $10 million respectively, of which $8 million and $3 million respectively, were the net amounts recognized (excludes unrecognized prior service costs which offsets the accumulated benefit obligation).

Retirement savings plan.  Employees of AMS may participate in our retirement savings plan with profit sharing and discretionary savings provisions covering all eligible salaried and hourly employees. Features of the plan in 2004 were as follows:

•	Participant contributions up to 6% of the participant’s compensation were matched 70 percent; and

•	Participants vest in the company’s contributions in three years.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our contributions to the plan were not material to our consolidated financial statements.

Nonqualified deferred compensation plan.  We have a nonqualified deferred compensation plan, or the Deferred Compensation Plan, to provide supplemental retirement income benefits for certain key management employees due to compensation limitations imposed by the Internal Revenue Service. The Deferred Compensation Plan is funded through a rabbi trust and has contribution and investment options similar to those of our savings and profit-sharing plans.

Nonqualified executive retirement plan.  We have a nonqualified executive retirement plan, or the Nonqualified Plan, to provide certain key management employees of AMS with the opportunity to accumulate deferred compensation which cannot be accumulated under our retirement savings plan due to compensation limitations imposed by the Internal Revenue Service. The Nonqualified Plan is funded through a rabbi trust and has contribution and investment options similar to those of our retirement savings plan. Our expense recognized in 2004 associated with the plan was not material to our consolidated financial statements.

Employee Stock Purchase Plan.  Our ESPP provides that up to 3,700,000 shares of our common stock can be sold to our employees, representing an initial pool of 2,200,000 shares, after adjusting for the effect of the two-for-one stock split in the form of a stock dividend that was effective January 20, 2004, plus an additional 1,500,000 authorized by our Board of Directors on February 26, 2004 and approved by our stockholders on May 20, 2004. Features of the plan in 2004 were as follows:

•	Participants could have up to 15% of their after-tax earnings withheld and applied to the purchase of these shares;

•	The purchase price was 85% of the lower of the market price of our common stock on the offering date (generally the first day of each offering period), or on the purchase date;

•	Beginning with the first offering period on February 1, 2002, each offering period was two years, and there were four purchase dates within each offering period;

•	Beginning on February 1, 2004, each offering period was reduced to six months; and

•	Purchase dates were the last day of each six-month purchase period within the offering period.

Approximately 1,900 employees are currently participating in this plan.

Equity Incentive Plans.

Employee Plans.  As of December 31, 2004, under the 2000 and 1996 Employee Plans, we could award officers and employees the following equity incentives:

•	Options to purchase shares of common stock at no less than 100% of the market price on the date the options are granted;

•	Shares of restricted stock that could be deferred into restricted stock units; and

•	Stock appreciation rights.

Stock options typically vest over four years in equal increments, and expire 10 years after the grant date. In late 2001, we granted approximately four million options that vested over two years. Awards under the Employee Plans are generally subject to continuous employment. As of December 31, 2004, approximately 6.0 million shares were available for awards under the Employee Plans.

In 2003, we began to award restricted stock and stock units as part of the annual performance cycle to enhance stock ownership, assist in retaining key talent and to reduce the use of our shares. These awards typically vest over four years. For our executive officers, the awards were subject to a mandatory minimum four-year deferral into restricted

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Premium Plan.  As of December 31, 2004, 0.3 million of the vested premium options were outstanding and will expire in 2007. The balance of the premium options expired because the closing market price of our common stock did not reach $57.00 prior to October 6, 2002. There are no shares available for future awards under the Premium Plan.

Director Plans.  As of December 31, 2004 under the 2000 and 1996 Director Plans, we granted non-employee directors the following stock incentives:

•	Options to purchase 7,000 shares of common stock are automatically granted annually to all non-employee members of the board other than the Chairman of the Board on June 30, at no less than 100% of the market price on the date the options are granted;

•	Options to purchase 14,000 shares of common stock are automatically granted annually to the non-employee Lead Independent Director on June 30, at no less than 100% of the market price on the date the options are granted;

•	Options to purchase up to 25,000 shares of common stock are awarded when new members are elected or appointed to the board of directors;

•	Options to purchase shares of common stock may be granted on a discretionary basis; and

•	Stock units issued as a deferral of up to 50% of directors’ annual retainer, until directors reach targeted stock ownership levels.

All stock options, except for initial grants to new board members, vest immediately on the grant date, but the associated common stock may not be sold within six months after the grant date. Effective October 23, 2003, the initial grants to new board members vest one-third on the date of grant and one-third on the first and second anniversary of the date of grant. As of December 31, 2004, approximately 0.1 million shares were available for awards under the Director Plans.

Our stock incentive plans provide for accelerated exercisability of plan awards if certain events relating to a change of control, merger, sale of assets or liquidation of PacifiCare were to occur.

Prior to 2003, we accounted for our stock option plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation on a prospective basis. Under the prospective method provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the recognition provisions will be applied to all employee awards granted, modified or settled after January 1, 2003.

Pro forma information regarding net income (loss) and earnings (loss) per share, as presented in Note 2, “Significant Accounting Policies,” is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if we had accounted for our employee stock options and ESPP under the fair value method of that Statement upon its initial effective date. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for 2004, 2003 and 2002:

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Employee Stock Options			ESPP
	2004	2003	2002	2004	2003	2002
Expected dividend yield	0%	0%	0%	0%	0%	0%
Risk-free interest rate	2%	4%	3%	1%	1%	2%
Expected stock price volatility	54%	80%	83%	40%	59%	67%
Expected term until exercise upon vesting (years)	2	2	2	0.5	0.5	0.5
Weighted average fair value of options on grant date:
Granted at market prices	$15.12	$9.11	$6.75	$15.23	$11.49	$5.04

Nonqualified stock option activity for all plans was as follows:

	Options	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding at December 31, 2001	15,984,702	$23.20	7,195,034	$31.91
Granted at market price	3,782,344	$9.73	—	$—
Exercised	(413,126)	$7.61	—	$—
Canceled	(5,826,284)	$30.39	—	$—

Outstanding at December 31, 2002	13,527,636	$16.81	6,628,204	$22.34
Granted at market price	1,712,400	$15.51	—	$—
Exercised	(3,205,864)	$11.16	—	$—
Canceled	(966,420)	$23.48	—	$—

Outstanding at December 31, 2003	11,067,752	$17.66	6,383,252	$21.55
Granted at market price	849,300	$34.22	—	$—
Exercised	(3,765,067)	$18.56	—	$—
Canceled	(149,236)	$17.42	—	$—

Outstanding at December 31, 2004	8,002,749	$19.00	4,435,999	$21.07

The following is a summary of information about options outstanding and options exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Life(1)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.03 - $9.00	1,786,398	6.63	$7.73	1,213,898	$7.48
$9.13 - $13.55	1,926,818	7.26	$10.21	780,068	$10.24
$14.27 - $22.66	1,439,600	7.64	$15.39	421,100	$18.05
$24.67 - $37.69	2,229,633	6.34	$30.94	1,451,633	$30.42
$38.66 - $54.57	620,300	4.06	$44.22	569,300	$43.30

	8,002,749			4,435,999

(1)	Weighted average contractual life remaining in years.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Impairment, Disposition, Restructuring, Office of Personnel Management and Other Charges (Credits)

We recognized net pretax (credits) charges in 2003 and 2002 as follows:

	Quarter Recognized	Pretax (Credits) Charges	Net-of-Tax Amount	Diluted Loss (Earnings) per Share(1)
	(Amounts in millions, except per share data)
2003(2)
Restructuring change in estimate	Total Fourth	$(1.9)	$(1.2)	$(0.01)

2002(3)
OPM credits	Total First	$(12.9)	$(8.1)	$(0.11)

Write-off of unamortized senior credit facility fees and paid advisory fees	Total Second	18.3	11.4	0.16

OPM credits	Fourth	(11.1)	(6.9)	(0.09)
Loss on disposition of subsidiary	Fourth	9.0	5.6	0.07
Write-off of unamortized senior credit facility fees and paid advisory fees	Fourth	1.1	0.7	0.01
Restructuring change in estimate	Fourth	(0.7)	(0.5)	—

Total impairment, disposition, restructuring, OPM and other charges (credits)	Total Fourth	(1.7)	(1.1)	(0.01)

Total net 2002 impairment, disposition, restructuring, OPM and other charges (credits)		$3.7	$2.2	$0.04

(1)	The year to date diluted loss (earnings) per share is computed using the year to date weighted average common shares and equivalents outstanding and may not agree to the sum of each quarter.

(2)	During the fourth quarter of 2003, we recognized a credit of $1.9 million for changes in our December 2001 restructuring estimates related to severance and related employee benefits.

(3)	During 2002, we recognized net pretax charges of $4 million as described below:

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

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2004, approximately 1,250 employees have left the company and 200 employees, whose positions were eliminated, accepted other positions within the company. During 2004, we made severance payments totaling approximately $.8 million to terminated employees.

The following table presents the activity through December 31, 2004, on the restructuring charge we took in 2001:

	Initial Pretax Charge	Non-cash Write-off	2001 Activity	2002 Activity	2003 Activity	Balance at December 31, 2003	2004 Payments	Balance at December 31, 2004
	(Amounts in millions)
December 2001 restructuring:
Lease cancellations and commitments	$39.7	$(25.8)	$—	$(8.0)	$(3.1)	$2.8	$(2.8)	$—
Severance and separation benefits	20.2	—	(0.6)	(14.0)	(4.8)	0.8	(0.8)	—

Total December 2001 restructuring	$59.9	$(25.8)	$(0.6)	$(22.0)	$(7.9)	$3.6	$(3.6)	$—

11.  Incurred But Not Reported Claims Reserves

The following table presents the roll-forward of our incurred but not reported, or IBNR, claims reserves as of the periods indicated:

	Year Ended
	2004	2003	2002
	(Amounts in millions)
IBNR as of January 1	$826	$753	$808
Medical claims reserves from business acquired during the period	87	—	—
Health care claim expenses incurred during the period
Related to current year	5,491	4,682	4,343
Related to prior years	(63)	(104)	—

Total incurred	5,428	4,578	4,343
Health care claims paid during the period:
Related to current year	(4,659)	(3,918)	(3,689)
Related to prior years	(678)	(587)	(709)

Total health care claims payments	(5,337)	(4,505)	(4,398)

IBNR as of December 31	$1,004	$826	$753

Included in IBNR is a provision for adverse claims development. The provision for adverse claims development at the beginning of each year is released against the health care claims expenses related to prior periods in each period presented. The provision for adverse claims development is then re-evaluated based on actuarial calculations and recorded in the current year expense. “Health care claim expenses incurred during the period—Related to current year” includes a provision for adverse claims development related to the variability in the factors used to estimate IBNR. This expense amount totaled $59 million, $53 million and $50 million in 2004, 2003 and 2002, respectively. Included in the line “Health care claims expenses incurred during the period—Related to prior years” is the release of the prior year provision for adverse claims development which totaled $53 million, $50 million and $51 million in 2004, 2003 and 2002, respectively.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  Health Care Services and Other Expenses

The following table presents the components of total health care services and other expenses for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004		2003		2002
	Commercial	Senior	Commercial	Senior	Commercial	Senior
	(Amounts in millions)
Capitation expense	$1,574	$2,846	$1,488	$2,704	$1,795	$2,994
All other health care services and other expenses	3,213	2,162	2,782	1,836	2,410	2,110

Total health care services and other expenses	$4,787	$5,008	$4,270	$4,540	$4,205	$5,104

13.  Contingencies

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

On September 26, 2002, the District Court certified a nationwide RICO class of virtually all physicians in the country as well as a nationwide state-law subclass of physicians. On September 1, 2004, the Eleventh Circuit upheld part of the class certified by the District Court. Specifically, the Eleventh Circuit upheld the District Court’s certification of a nationwide RICO class of physicians, but reversed the District Court’s certification of plaintiffs’ state law claims. On October 15, 2004, we filed a Petition for Writ of Certiorari with the United States Supreme Court seeking review of the Eleventh Circuit’s decision to uphold the nationwide RICO class. The petition was denied. The District Court has set a trial date for September 2005. We deny all material allegations and intend to defend the action vigorously.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Ronald Allen Gass v. Wellpoint Health Networks, Inc., et al. No. BC318704.  On July 19, 2004, Ronald Gass filed a complaint in the California Superior Court of Los Angeles County, California, against our subsidiary, PacifiCare of California, Inc. as well as eleven other managed care companies. On or about September 22, 2004, plaintiff Gass filed a second amended complaint. The second amended complaint alleges that hospitals, by placing liens on third-party recoveries obtained by members of the Managed Care Organizations’, or MCOs, health plans, were collecting more money from the members than the hospitals were entitled to receive under their contracts with the MCOs. Gass further alleged that the MCOs were permitting the hospitals to file such liens (or at least not preventing them from doing so), and the MCOs’ failure to prevent this hospital practice amounted to illegal, unfair and fraudulent conduct by the MCOs in violation of California Business and Professions Code sec. 17200, et seq. The complaint seeks unspecified monetary damages and injunctive relief. The case has been designated a complex case under California law. We deny all material allegations in the lawsuit and intend to defend this action vigorously.

Gadson v. United Wisconsin Life Insurance Company.  On September 29, 2004, the Circuit Court of Montgomery County, Alabama, granted final approval of the certification and settlement of a class action lawsuit, Gadson v. United Wisconsin Life Insurance Company, although approval of the settlement has been appealed to the Alabama Supreme Court. The Circuit Court had granted preliminary approval of the certification and settlement in March 2004. The lawsuit was filed in 2001 and involves issues relating to the rating methodology formerly used by AMS for group health benefit plans marketed to individuals in Alabama and Georgia. All claims of participating class members have been dismissed in exchange for the settlement consideration. On June 14, 2004, the Superior Court of Cobb County, Georgia in Parker v. American Medical Security Group, Inc., issued an order enjoining AMS from settling with Georgia residents who are members of the Gadson class. On September 2, 2004 the Superior Court certified a class of Georgia residents. AMS has appealed this injunction and certification to the Georgia Supreme Court, where its appeal of the order is currently pending.

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

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Provider Instability and Insolvency.  Our health care services and other expenses include write-offs of certain uncollectible receivables from providers, and the estimated cost of unpaid health care claims normally covered by our capitation payments. Depending on state law, we may be held liable for unpaid health care claims that were previously the responsibility of the capitated provider and for which we have already paid capitation. Insolvency reserves also include estimates for potentially insolvent providers that we have specifically identified, where conditions indicate claims are not being paid or claim payments have slowed considerably, and we have determined that it is probable that we will be required to make the providers’ claim payments. We continue to monitor the financial condition of our providers where there is perceived risk of insolvency and adjust our insolvency reserves as necessary. Information provided by provider groups may be unaudited, self-reported information or may not ultimately be obtained. The balance of our insolvency reserves included in medical claims and benefits payable totaled $30 million at December 31, 2004 and $37 million at December 31, 2003.

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

Other Litigation.  We are involved in various legal actions in the normal course of business, including a variety of legal actions and claims that seek monetary damages (or punitive damages that are not covered by insurance) relating but not limited to the following: (i) denial of healthcare benefits, (ii) disputes related to managed care or cost containment activities, (iii) disputes with providers, agents or brokers over compensation or other matters, (iv) disputes related to claim administration errors and failure to disclose network rate discounts and other fee and rebate arrangements, (v) disputes over rating methodology and practices or termination of coverage, (vi) disputes over copayment calculations, (vii) customer audits of our administration of ERISA and other plans, and (viii) disputes with payers and other third parties over contracted services provided by us. Our establishment of drug formularies, support of clinical trials and PBM services may increase our exposure to product liability claims associated with pharmaceuticals and medical devices. Based on current information, including consultation with our lawyers, we believe any ultimate liability that may arise from these actions, including the “In re Managed Care Litigation,” would not materially affect our consolidated financial position, results of operations or cash flows. However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material effect on our results of operations or cash flows of a future period. For example, the loss of even one claim resulting in a significant punitive damage award could have a material adverse effect on our business. Moreover, our exposure to potential liability under punitive damage theories may decrease significantly our ability to settle these claims on reasonable terms.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  Comprehensive Income (Loss)

The following tables summarize the components of other comprehensive income (loss) for the periods indicated:

	Pretax Amount	Income Tax Benefit (Expense)	Net-of-Tax Amount
	(Amounts in thousands)
2004:
Change in unrealized gains on marketable securities	$(40,512)	$14,753	$(25,759)
Less: reclassification adjustment for net gains realized in net income	16,419	(5,977)	10,442

Other comprehensive income (loss)	$(24,093)	$8,776	$(15,317)

2003:
Change in unrealized gains on marketable securities	$2,743	$(1,111)	$1,632
Less: reclassification adjustment for net gains realized in net income	(7,642)	3,095	(4,547)

Other comprehensive income (loss)	$(4,899)	$1,984	$(2,915)

2002:
Change in unrealized gains on marketable securities	$36,234	$(13,638)	$22,596
Less: reclassification adjustment for net gains realized in net income	(4,514)	1,697	(2,817)

Other comprehensive income	$31,720	$(11,941)	$19,779

15.  Business Segment Information

We sell health care services in the form of bundled managed care and supplemental managed care products to members of all ages. Thus, our customer is the individual. However, we are paid by employer groups and the Federal Government who offer our health plans, along with other health plans, to their employees (or in the case of Medicare, to the individual Medicare beneficiary). The member can select our plan, or a plan offered by another health care provider. We also offer our health plans to individuals directly. We have identified our product lines as commercial, Medicare and supplemental managed care products based on the benefits offered and source of payment (commercial premiums are paid for by a combination of the employer and employee, whereas the government pays most of the premium for Medicare beneficiaries).

We have two reportable segments, the Health Plans segment, which is comprised of eight geographic operating segments and the Specialty segment which is comprised of pharmacy products, pharmacy benefit management, and dental, vision and behavioral health services. The operating segments within the Health Plans segment all have similar economic characteristics. In addition, the operating segments within the Health Plans reportable segment meet the additional following five aggregation criteria as defined under paragraph 17 of SFAS No. 131, Disclosures About Segments of An Enterprise and Related Information:

1.	All operating segments provide similar health care products to the same class of customers, individuals. We generally market the same health care products throughout the country for each of our customer groups. We provide a broad spectrum of health plans to our members through programs such as HMOs for members of all ages, including senior members, PPOs, and Medicare supplement products.

2.	The production processes are substantially similar for all operating segments as they support similar customer groups and products.

3.	Each operating segment has the same class of customers, individuals within large and small employer groups and senior and commercial individuals.

4.	Each operating segment has similar distribution channels. We use multiple distribution channels such as general agents, an on-line price-quoting service, insurance brokers and consultants who represent many employer groups and direct plan enrollment for a portion of our senior members. These methods are similar across geographies.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	The health care industry is highly regulated at both the federal and state levels. All of the geographies must comply with the same federal regulations. While each state’s laws are in some respects unique, many states have similar laws and regulations applicable to managed care and insurance companies.

The team which comprises the “chief operating decision maker” reviews commercial and senior product lines (Health Plans segment) and the specialty product line to operating income. We regularly review for changes in our segment reporting. We expect our specialty product revenues may increase in 2005 and rise to the level of a reportable segment. As a result of entering into contracts that bear margin or pricing risk, we expect there will be an increase in revenues and expenses. Accordingly, we have provided disclosures related to our Health Plans and Specialty segments in the table below.

The accounting policies of the segments are consistent with generally accepted accounting principles in the United States. The following table presents segment information for the Health Plans and Specialty segments for the years ended December 31, 2004, 2003 and 2002, as if our segment reporting structure had been effective on January 1, 2002. Intersegment revenues include internal pharmaceutical sales by our mail order pharmacy to the Health Plans segment’s members and fees recognized by the Specialty segment for services provided to the Health Plans segment. Amounts under the heading “Corporate and Other” include revenues and expenses not allocable to reportable segments. Intersegment transactions are eliminated in consolidation under the heading “Corporate and Other.”

	Health Plans		Specialty	Corporate and Other	Consolidated
	(Amounts in thousands)
2004:
Operating revenue from external customers	$11,496,620		$691,367	$—	$12,187,987
Intersegment revenues	18,759		349,846	(368,605)	—
Net investment income	87,443		1,374	—	88,817
Selling, general and administrative expenses	1,362,089		199,158	—	1,561,247
Depreciation and amortization expense	59,357		10,932	—	70,289
Segment operating income	427,291		114,487	—	541,778
Segment assets	$4,440,448		$364,768	$421,701	$5,226,917

2003:
Operating revenue from external customers	$10,438,522		$498,668	$—	$10,937,190
Intersegment revenues	1,360		276,281	(277,641)	—
Net investment income	70,538		783	—	71,321
Selling, general and administrative expenses	1,272,244		180,298	—	1,452,542
Depreciation and amortization expense	56,026		10,595	—	66,621
Segment operating income	426,187	(a)	63,988	—	490,175
Segment assets	$3,904,510		$318,258	$396,536	$4,619,304

2002:
Operating revenue from external customers	$10,670,576		$421,439	$—	$11,092,015
Intersegment revenues	577		271,960	(272,537)	—
Net investment income	63,398		1,089	—	64,487
Selling, general and administrative expenses	1,209,264		160,896	—	1,370,160
Impairment, disposition, restructuring, Office of Personnel Management and other charges (credits), net	3,774		—	—	3,774
Depreciation and amortization expense	63,302		10,582	—	73,884
Segment operating income	211,285		85,582	—	296,867
Segment assets	$3,699,973		$337,909	$213,251	$4,251,133

(a)	Includes $54 million of favorable prior period health care cost adjustments recorded in 2003 related to the 2002 and prior estimate.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our largest source of revenue is the federal government. Sources of federal government revenues include revenues from Medicare beneficiaries and from federal employees covered by the Federal Employee Health Benefits Program, or FEHBP, who are included in our commercial product line. Federal government revenues were $6.2 billion in 2004, $5.9 billion in 2003 and $6.3 billion in 2002.

16.  Financial Guarantees

Certain of our domestic subsidiaries fully and unconditionally guarantee the 10 3/4% senior notes. The Guarantor Subsidiaries, excluding MEDeMORPHUS Healthcare Solutions, Inc., PacifiCare of Arizona, Inc. and PacifiCare of Oklahoma, Inc., are also guarantors of our senior credit facility.

The following condensed consolidating financial statements quantify the financial position as of December 31, 2003 and 2004 and the operations and cash flows for the years ended December 31, 2002, 2003 and 2004 of the Guarantor Subsidiaries listed below. The following condensed consolidating balance sheets, condensed consolidating statements of operations and condensed consolidating statements of cash flows present financial information for the following entities and utilizing the following adjustments:

Parent—PacifiCare Health Systems, Inc. on a stand-alone basis (carrying investments in subsidiaries under the equity method); PacifiCare became the parent on February 14, 1997 effective with the acquisition of FHP International Corporation, or FHP.

Guarantor Subsidiaries—(a) PacifiCare Health Plan Administrators, Inc., or PHPA, PacifiCare eHoldings, Inc., SeniorCo, Inc., MEDeMORPHUS Healthcare Solutions, Inc., RxSolutions, Inc., doing business as Prescription Solutions, PacifiCare Behavioral Health, Inc., American Medical Security Group, Inc. and SecureHorizons USA, Inc. on a stand-alone basis (carrying investments in subsidiaries under the equity method) and (b) PacifiCare of Arizona, Inc., PacifiCare of Oklahoma, Inc. and PacifiCare Southwest Operations, Inc., which are fully owned subsidiaries of PHPA.

Non-Guarantor Subsidiaries—Represents all other directly or indirectly wholly owned subsidiaries of the Parent on a condensed consolidated basis.

Consolidating Adjustments—Entries that eliminate the investment in subsidiaries and intercompany balances and transactions.

The Company—The financial information for PacifiCare Health Systems, Inc. on a condensed consolidated basis.

Provision For Income Taxes—PacifiCare and its subsidiaries record the provision for income taxes in accordance with an intercompany tax-sharing agreement. Income tax benefits available to subsidiaries that arise from net operating losses can only be used to offset the subsidiaries’ taxable income from prior years in accordance with the Federal Tax Law and taxable income in future periods.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2002

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
Operating revenue	$(10,346)	$1,762,065	$9,745,459	$(340,676)	$11,156,502
Loss from subsidiaries	(661,977)	(561,578)	—	1,223,555	—

Total operating revenue	(672,323)	1,200,487	9,745,459	882,879	11,156,502
Health care services and other expenses	—	1,335,766	8,470,577	(320,642)	9,485,701
Selling, general and administrative expenses	(121)	535,996	851,353	(17,068)	1,370,160
Impairment, disposition, restructuring, Office of Personnel Management and other charges (credits), net	18,162	(16,894)	2,506	—	3,774

Operating income (loss)	(690,364)	(654,381)	421,023	1,220,589	296,867
Interest expense, net	(67,465)	(8,508)	(1,897)	2,966	(74,904)

Income (loss) before income taxes	(757,829)	(662,889)	419,126	1,223,555	221,963
Provision (benefit) for income taxes	—	(88,540)	171,332	—	82,792

Income (loss) before cumulative effect of a change in accounting principle	(757,829)	(574,349)	247,794	1,223,555	139,171
Cumulative effect of a change in accounting principle	—	(273,222)	(623,778)	—	(897,000)

Net loss	$(757,829)	$(847,571)	$(375,984)	$1,223,555	$(757,829)

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2002

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
Operating activities:
Net loss	$(757,829)	$(847,571)	$(375,984)	$1,223,555	$(757,829)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	661,977	561,578	—	(1,223,555)	—
Depreciation and amortization	—	39,381	10,903	—	50,284
Stock-based compensation expense	693	—	—	—	693
Deferred income taxes	—	(1,096)	19,655		18,559
Tax benefit realized for stock option exercises	1,009	—	—	—	1,009
Amortization of intangible assets	—	4,103	19,497		23,600
Amortization of capitalized loan fees	7,784	—	—	—	7,784
Amortization of notes receivable from sale of fixed assets	—	(3,107)	—	—	(3,107)
Loss (gain) on disposal of property, plant and equipment	—	15,813	(3,020)	—	12,793
Provision (recovery) for doubtful accounts	—	(5,330)	11,676	—	6,346
Amortization of discount on 10 3/4% senior notes	266	—	—	—	266
Impairment, disposition, restructuring, Office of Personnel Management and other charges (credits), net	18,162	(12,776)	(1,612)	—	3,774
Employee benefit plan contributions in treasury stock	12,132	—	—	—	12,132
Cumulative effect of a change in accounting principle	—	273,222	623,778	—	897,000
Marketable and other securities impairment for other than temporary declines in value	11,001	—	1,542	—	12,543
Adjustment to cash received in purchase transaction	—	17	—	—	17
Changes in assets and liabilities	84,815	(89,490)	(38,810)	—	(43,485)

Net cash flows provided by (used in) operating activities	40,010	(65,256)	267,625	—	242,379

Investing activities:
Purchase of marketable securities, net	—	(48,827)	(65,160)	—	(113,987)
Purchase of property, plant and equipment	—	(51,497)	(7,777)	—	(59,274)
Purchase of marketable securities-restricted	(78,158)	(1)	(39,209)	—	(117,368)
Proceeds from the sale of property, plant and equipment	—	104	12,388	—	12,492

Net cash flows used in investing activities	(78,158)	(100,221)	(99,758)	—	(278,137)

Financing activities:
Proceeds from borrowings of long-term debt	496,945	—	—	—	496,945
Principal payments on long-term debt	(554,412)	—	104	—	(554,308)
Proceeds from issuance of common and treasury stock	4,893	—	—	—	4,893
Credit facility amendment fees and expenses	(37,789)	—	—	—	(37,789)
Payments on software financing agreement	—	(2,231)	—	—	(2,231)
Principal payments on FHP senior notes	—	(41,750)	—	—	(41,750)
Proceeds from issuance of convertible subordinated debentures	135,000	—	—	—	135,000
Proceeds from draw down under equity commitment arrangement	8,928	—	—	—	8,928
Intercompany activity:
Dividends received (paid)	790	143,399	(144,189)	—	—
Royalty dividends and loans received (paid)	—	117,613	(117,613)	—	—
Subordinated loans received (paid)	—	(17,179)	17,179	—	—
Capital contributions received (paid)	—	27,288	(27,288)	—	—

Net cash flows provided by (used in) financing activities	54,355	227,140	(271,807)	—	9,688

Net increase (decrease) in cash and equivalents	16,207	61,663	(103,940)	—	(26,070)
Beginning cash and equivalents	—	152,137	825,622	—	977,759

Ending cash and equivalents	$16,207	$213,800	$721,682	$—	$951,689

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
ASSETS
Current assets:
Cash and equivalents	$—	$373,527	$824,895	$—	$1,198,422
Marketable securities	37	162,666	1,197,017	—	1,359,720
Receivables, net	991	80,985	191,663	(7,696)	265,943
Intercompany	10,110	62,769	(72,879)	—	—
Prepaid expenses and other current assets	8,074	39,999	13,133	(3,907)	57,299
Deferred income taxes	(15)	76,792	101,680	(28,640)	149,817

Total current assets	19,197	796,738	2,255,509	(40,243)	3,031,201

Property, plant and equipment at cost, net	—	111,494	37,913	—	149,407
Marketable securities-restricted	33,436	3,250	129,860	—	166,546
Deferred income taxes	—	89,758	26,907	(116,665)	—
Investment in subsidiaries	2,376,929	2,312,024	3,688	(4,692,641)	—
Goodwill and intangible assets, net	—	118,755	1,085,457	—	1,204,212
Other assets	17,549	28,688	21,701	—	67,938

	$2,447,111	$3,460,707	$3,561,035	$(4,849,549)	$4,619,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$—	$168,015	$864,144	$(4,659)	$1,027,500
Accounts payable and accrued liabilities	6,646	353,203	135,763	(4,802)	490,810
Deferred income taxes	—	17,846	10,794	(28,640)	—
Unearned premium revenue	—	67,150	431,472	(2,142)	496,480
Current portion of long-term debt	1,500	5,766	230	—	7,496

Total current liabilities	8,146	611,980	1,442,403	(40,243)	2,022,286

Long-term debt	471,221	4,883	1,596	—	477,700
Convertible subordinated debentures	135,000	—	—	—	135,000
Deferred income taxes	—	141,590	79,852	(116,665)	104,777
Other liabilities	—	28,004	—	—	28,004
Stockholders’ equity:
Common stock	848	—	—	—	848
Unearned compensation	(16,843)	—	—	—	(16,843)
Additional paid-in capital	1,458,310	—	—	—	1,458,310
Accumulated other comprehensive loss	22	2,202	16,591	—	18,815
Retained earnings	390,407	—	—	—	390,407
Treasury stock	—	—	—	—	—
Equity in income of subsidiaries	—	2,672,048	2,020,593	(4,692,641)	—

Total stockholders’ equity	1,832,744	2,674,250	2,037,184	(4,692,641)	1,851,537

	$2,447,111	$3,460,707	$3,561,035	$(4,849,549)	$4,619,304

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
Operating revenue	$841	$1,928,172	$9,443,414	$(363,916)	$11,008,511
Income from subsidiaries	339,072	482,836	349	(822,257)	—

Total operating revenue	339,913	2,411,008	9,443,763	(1,186,173)	11,008,511
Health care services and other expenses	—	1,482,158	7,904,853	(321,217)	9,065,794
Selling, general and administrative expenses	166	551,149	941,395	(40,168)	1,452,542
Impairment, disposition, restructuring, Office of Personnel Management and other charges (credits), net	—	590	(590)	—	—

Operating income	339,747	377,111	598,105	(824,788)	490,175
Interest expense, net	(96,999)	(5,337)	(726)	2,531	(100,531)

Income before income taxes	242,748	371,774	597,379	(822,257)	389,644
Provision (benefit) for income taxes	—	(40,432)	187,328	—	146,896

Net income	$242,748	$412,206	$410,051	$(822,257)	$242,748

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
Operating activities:
Net income	$242,748	$412,206	$410,051	$(822,257)	$242,748
Adjustments to reconcile net income to net cash flows provided (used in) by operating activities:
Equity in income of subsidiaries	(339,072)	(482,836)	(349)	822,257	—
Depreciation and amortization	—	35,240	9,473	—	44,713
Stock-based compensation expense	19,092	—	—	—	19,092
Deferred income taxes	—	2,320	(48,408)	—	(46,088)
Tax benefit realized for stock option exercises	17,838	—	—	—	17,838
Amortization of intangible assets	—	2,854	19,054	—	21,908
Amortization of capitalized loan fees	7,481	—	—	—	7,481
Amortization of notes receivable from sale of fixed assets	—	(5,641)	—	—	(5,641)
Loss on disposal of property, plant and equipment and other	—	19,952	2,376	—	22,328
Provision for doubtful accounts	—	3,616	6,655	—	10,271
Amortization of discount on 10 3/4% senior notes	424	—	—	—	424
Expense related to bond redemption	28,155	—	—	—	28,155
Employer benefit plan contributions in treasury stock	1,363	—	—	—	1,363
Changes in assets and liabilities, net of effects from acquisitions and dispositions	(552,840)	581,081	21,297	—	49,538

Net cash flows provided by (used in) operating activities	(574,811)	568,792	420,149	—	414,130

Investing activities:
Purchase of marketable securities, net	—	(14,156)	(154,946)	—	(169,102)
Purchase of property, plant and equipment	—	(46,287)	(5,984)	—	(52,271)
Sale of marketable securities-restricted, net	1,376	502	17,765	—	19,643
Proceeds from the sale of property, plant and equipment	—	30	—	—	30

Net cash flows provided by (used in) investing activities	1,376	(59,911)	(143,165)	—	(201,700)

Financing activities:
Proceeds from borrowings of long-term debt	150,000	—	—	—	150,000
Principal payments on long-term debt	(151,337)	—	8	—	(151,329)
Common stock repurchases	(493)	—	—	—	(493)
Proceeds from issuance of common and treasury stock	41,146	—	—	—	41,146
Loan fees	(6,949)	—	—	—	(6,949)
Payments on software financing agreements	—	(3,683)	—	—	(3,683)
Proceeds from equity offering used for redemption of $175 million of senior notes	199,424	—	—	—	199,424
Principal payments on senior note redemption	(175,000)	—	—	—	(175,000)
Use of restricted cash collateral for payment of FHP senior notes	43,250	—	—	—	43,250
Principal payments on FHP senior notes	—	(43,250)	—	—	(43,250)
Payments of premium to bondholders for senior note redemption	(18,813)	—	—	—	(18,813)
Intercompany activity:
Dividends received (paid)	476,000	(393,917)	(82,083)	—	—
Royalty dividends and loans received (paid)	—	87,576	(87,576)	—	—
Capital contributions received (paid)	—	4,120	(4,120)	—	—

Net cash flows provided by (used in) financing activities	557,228	(349,154)	(173,771)	—	34,303

Net increase (decrease) in cash and equivalents	(16,207)	159,727	103,213	—	246,733
Beginning cash and equivalents	16,207	213,800	721,682	—	951,689

Ending cash and equivalents	$—	$373,527	$824,895	$—	$1,198,422

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
ASSETS
Current assets:
Cash and equivalents	$—	$394,295	$429,809	$—	$824,104
Marketable securities	—	207,181	1,729,584	—	1,936,765
Receivables, net	996	89,426	235,527	(8,587)	317,362
Intercompany	(49,021)	84,977	(35,956)	—	—
Prepaid expenses and other current assets	5,800	38,721	16,268	(6,043)	54,746
Deferred income taxes	—	80,512	112,845	(44,655)	148,702

Total current assets	(42,225)	895,112	2,488,077	(59,285)	3,281,679

Property, plant and equipment, net	—	133,033	93,561	—	226,594
Marketable securities-restricted	31,940	4,949	103,409	—	140,298
Deferred income taxes	—	111,201	30,060	(141,261)	—
Investment in subsidiaries	3,273,114	2,646,361	7,341	(5,926,816)	—
Goodwill and intangible assets, net	—	437,274	1,068,525	—	1,505,799
Other assets	21,069	29,778	21,700	—	72,547

	$3,283,898	$4,257,708	$3,812,673	$(6,127,362)	$5,226,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$—	$180,890	$1,020,428	$(8,918)	$1,192,400
Accounts payable and accrued liabilities	15,203	324,455	178,034	(3,356)	514,336
Deferred income taxes	—	28,083	16,212	(44,295)	—
Unearned premium revenue	—	4,671	87,181	(2,356)	89,496
Current portion of long-term debt	34,250	3,028	256	—	37,534

Total current liabilities	49,453	541,127	1,302,111	(58,925)	1,833,766

Long-term debt	914,505	627	1,388	—	916,520
Convertible subordinated debentures	135,000	—	—	—	135,000
Deferred income taxes	—	168,940	87,054	(141,261)	114,733
Other liabilities	—	38,460	—	—	38,460
Stockholders’ equity:
Common stock	861	—	—	—	861
Unearned compensation	(32,207)	—	—	—	(32,207)
Additional paid-in capital	1,569,118	—	—	—	1,569,118
Accumulated other comprehensive income (loss)	—	(83)	3,581	—	3,498
Retained earnings	647,168	—	—	—	647,168
Equity in income of subsidiaries	—	3,508,637	2,418,539	(5,927,176)	—

Total stockholders’ equity	2,184,940	3,508,554	2,422,120	(5,927,176)	2,188,438

	$3,283,898	$4,257,708	$3,812,673	$(6,127,362)	$5,226,917

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
Operating revenue	$974	$2,274,899	$10,498,439	$(497,508)	$12,276,804
Income from subsidiaries	349,426	563,902	3,668	(916,996)	—

Total operating revenue	350,400	2,838,801	10,502,107	(1,414,504)	12,276,804
Health care services and other expenses	—	1,779,421	8,834,658	(440,300)	10,173,779
Selling, general and administrative expenses	180	704,449	911,401	(54,783)	1,561,247

Operating income	350,220	354,931	756,048	(919,421)	541,778
Interest expense, net	(47,066)	(2,890)	(510)	2,425	(48,041)

Income before income taxes	303,154	352,041	755,538	(916,996)	493,737
Provision (benefit) for income taxes	—	(55,277)	245,860	—	190,583

Net income	$303,154	$407,318	$509,678	$(916,996)	$303,154

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
Operating activities:
Net income	$303,154	$407,318	$509,678	$(916,996)	$303,154
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(349,426)	(563,902)	(3,668)	916,996	—
Depreciation and amortization	—	41,934	8,569	—	50,503
Stock-based compensation expense	33,467	—	—	—	33,467
Deferred income taxes	—	15,038	15,836	—	30,874
Tax benefit realized upon exercise of stock-based compensation	29,627	—	—	—	29,627
Amortization of intangible assets	—	2,856	16,930	—	19,786
Amortization of capitalized loan fees	8,364	—	—	—	8,364
Amortization of notes receivable from sale of fixed assets	—	(5,626)	—	—	(5,626)
Loss on disposal of property, plant and equipment	—	3,052	(574)	—	2,478
Provision (recovery) for doubtful accounts	—	(5,955)	7,559	—	1,604
Amortization of discount on 10 3/4% senior notes	284	—	—	—	284
Changes in assets and liabilities	4,096	(109,266)	(341,245)	—	(446,415)

Net cash flows provided by (used in) operating activities	29,566	(214,551)	213,085	—	28,100

Investing activities:
Acquisition of AMS, net of cash acquired	(445,886)	3,424	(3,424)	—	(445,886)
Purchase of marketable securities, net	—	(40,607)	(280,454)	—	(321,061)
Purchase of property, plant and equipment	—	(64,401)	(8,665)	—	(73,066)
Sale (purchase) of marketable securities—restricted, net	1,496	(1,699)	29,720	—	29,517
Proceeds from sale of property, plant and equipment	—	249	181	—	430

Net cash flows used in investing activities	(444,390)	(103,034)	(262,642)	—	(810,066)

Financing activities:
Proceeds from borrowing of long-term debt	625,000	—	—	—	625,000
Principal payments on long-term debt	(179,408)	—	(183)	—	(179,591)
Purchase and retirement of common stock	(103,291)	—	—	—	(103,291)
Proceeds from issuance of common and treasury stock	81,787	—	—	—	81,787
Loan fees	(9,264)	—	—	—	(9,264)
Payments on software financing agreement	—	(6,993)	—	—	(6,993)
Intercompany activity:
Dividends received (paid)	—	390,346	(390,346)	—	—
Capital contributions received (paid)	—	(45,000)	45,000	—	—

Net cash flows provided by (used in) financing activities	414,824	338,353	(345,529)	—	407,648

Net increase (decrease) in cash and equivalents	—	20,768	(395,086)	—	(374,318)
Beginning cash and equivalents	—	373,527	824,895	—	1,198,422

Ending cash and equivalents	$—	$394,295	$429,809	$—	$824,104

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PacifiCare Health Systems, Inc.

We have audited the accompanying consolidated balance sheets of PacifiCare Health Systems, Inc. (the Company) as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PacifiCare Health Systems, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PacifiCare Health Systems, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2005, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California

February 24, 2005

PACIFICARE HEALTH SYSTEMS, INC.

QUARTERLY INFORMATION FOR 2004 AND 2003 (Unaudited)

	Quarters Ended
	March 31	June 30	September 30	December 31
	(Amounts in thousands, except per share data)
2004
Operating revenue	$2,964,123	$3,047,448	$3,105,626	$3,159,607
Operating expenses	2,843,648	2,912,170	2,952,991	3,026,217
Interest expense, net	10,817	10,853	10,182	16,189

Income before income taxes	109,658	124,425	142,453	117,201
Provision for income taxes	42,657	48,401	54,285	45,240

Net income	$67,001	$76,024	$88,168	$71,961

Basic earnings per share(2)	$0.80	$0.90	$1.05	$0.86

Diluted earnings per share(2)	$0.71	$0.80	$0.94	$0.76

Managed care and other membership(1)	2,959	2,992	2,998	3,336

2003
Operating revenue	$2,739,595	$2,730,234	$2,742,167	$2,796,515
Operating expenses	2,606,994	2,592,108	2,616,912	2,702,322
Interest expense, net	19,550	20,410	16,924	43,647

Income before income taxes	113,051	117,716	108,331	50,546
Provision for income taxes	42,281	44,718	40,841	19,056

Net income	$70,770	$72,998	$67,490	$31,490

Basic earnings per share(2)	$0.98	$1.00	$0.91	$0.40

Diluted earnings per share(2)(3)	$0.89	$0.89	$0.80	$0.36

Managed care and other membership(1)	2,897	2,885	2,883	2,912

(1)	HMO and other membership as of quarter end.

(2)	All applicable per share amounts reflect the retroactive effects of the two-for-one common stock split in the form of a stock dividend that was effective January 20, 2004.

(3)	The diluted earnings per share has been restated for the retroactive impact of Emerging Issues Task Force, or EITF, Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share. See Note 2 of the Notes to Consolidated Financial Statements.

PACIFICARE HEALTH SYSTEMS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For The Years Ended December 31, 2004, 2003 and 2002

	Balance at Beginning of Period	Charged to Provision for Doubtful Accounts	Deductions or Write-offs, net	Balance at End of Period
	(Amounts in thousands)
Allowance for doubtful accounts:
Years ended December 31:
2004	$23,132	1,604	(8,662)	$16,074
2003	$29,814	10,271	(16,953)	$23,132
2002	$36,230	6,346	(12,762)	$29,814

PACIFICARE HEALTH SYSTEMS, INC.

EXHIBIT INDEX

2.01	Agreement and Plan of Merger, dated as of September 15, 2004 between the Registrant, Ashland Acquisition Corp., and American Medical Security Group, Inc. (incorporated by reference to Exhibit 2.01 of Registrant’s Form 8-K, dated September 15, 2004).

3.01	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-3 (File No. 333-83069)).

3.02	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K, dated November 19, 1999).

3.03	Amendment to Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.03 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).

3.04	First Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.04 to Registrant’s Form 10-K for the year ended December 31, 2003).

4.01	Form of Specimen Certificate For Registrant’s Common Stock (incorporated by reference to Exhibit 4.02 to Registrant’s Form 10-K for the year ended December 31, 1999).

4.02	Indenture, dated as of November 22, 2002, between Registrant and U.S. Bank National Association (as Trustee) (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-3 (File No. 333-102909)).

4.03	Registration Rights Agreement, dated as of November 22, 2002, between the Registrant and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-3 (File No. 333-102909)).

4.04	Indenture, dated as of May 21, 2002, among PacifiCare Health Systems, Inc., as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc. and SeniorCo, Inc., as initial subsidiary guarantors, and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).

4.05	Registration Rights Agreement, dated May 21, 2002, by and among PacifiCare Health Systems, Inc., PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc., SeniorCo, Inc., Morgan Stanley & Co. Incorporated and UBS Warburg LLC (incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).

4.06	Supplemental Indenture, dated as of September 15, 2003, by and among PacifiCare Health Systems, Inc., as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc., and SeniorCo, Inc., as initial subsidiary guarantors, RxSolutions, Inc., PacifiCare Behavioral Health, Inc. and Secure Horizons USA, Inc., as PHPA subsidiary guarantors, U.S. Bank National Association, as successor to the State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.06 to Registrant’s Form 10-K for the year ended December 31, 2003).

4.07	Second Supplemental Indenture, dated as of November 19, 2003, by and among PacifiCare Health Systems, Inc., as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., MEDeMORPHUS Healthcare Solutions, Inc. (formerly known as Rx-Connect, Inc.) and SeniorCo, Inc., as initial subsidiary guarantors, RxSolutions, Inc., PacifiCare Behavioral Health, Inc. and Secure Horizons USA, Inc., as PHPA subsidiary guarantors, PacifiCare of Arizona, Inc. and PacifiCare of Oklahoma, Inc., as additional subsidiary guarantors, U.S. Bank National Association, as successor to the State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.07 to Registrant’s Form 10-Q for the quarter ended September 30, 2004).

4.08	Third Supplemental Indenture, dated as of January 14, 2004, by and among PacifiCare Health Systems, Inc., as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., MEDeMORPHUS Healthcare Solutions, Inc. (formerly known as Rx-Connect, Inc.),

PACIFICARE HEALTH SYSTEMS, INC.

EXHIBIT INDEX

SeniorCo, Inc., RxSolutions, Inc., PacifiCare Behavioral Health, Inc., Secure Horizons USA, Inc., PacifiCare of Arizona, Inc. and PacifiCare of Oklahoma, Inc., as existing subsidiary guarantors, PacifiCare Southwest Operations, Inc., as additional subsidiary guarantor, U.S. Bank National Association, as successor to the State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.08 to Registrant’s Form 10-Q for the quarter ended September 30, 2004).

*4.09	Fourth Supplemental Indenture, dated as of December 13, 2004, by and among PacifiCare Health Systems, Inc., as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., MEDeMORPHUS Healthcare Solutions, Inc. (formerly known as Rx-Connect, Inc.), SeniorCo, Inc., Rx Solutions, Inc., PacifiCare Behavioral Health, Inc., Secure Horizons USA, Inc., PacifiCare of Arizona, Inc., PacifiCare of Oklahoma, Inc., and PacifiCare Southwest Operations, Inc., as existing subsidiary guarantors, American Medical Security Group, Inc., as additional subsidiary guarantor, U.S. Bank National Association, as successor to the State Street Bank and Trust Company of California, N.A., as trustee, a copy of which is filed herewith.

4.10	Specimen Form of Exchange Global Note for the 10 3/4% Senior Notes due 2009 (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).

4.11	Rights Agreement, dated as of November 19, 1999, between the Registrant and Chase Mellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K, dated November 19, 1999).

†10.01	Senior Executive Employment Agreement, dated as of March 30, 2004, between the Registrant and Howard G. Phanstiel (incorporated by reference to Exhibit 10.01 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

†10.02	Senior Executive Employment Agreement, dated as of August 1, 2004, between the Registrant and Gregory W. Scott (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K, dated October 13, 2004).

†10.03	Senior Executive Employment Agreement, dated as of March 1, 2002, between Registrant and Bradford A. Bowlus (incorporated by reference to Exhibit 99.4 to Registrant’s Form 10-Q for the quarter ended March 31, 2002).

†10.04	Senior Executive Employment Agreement, dated as of July 22, 2002, between the Registrant and Jacqueline B. Kosecoff, Ph.D. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended September 30, 2002).

†10.05	Senior Executive Employment Agreement, dated as of March 31, 2004, between the Registrant and Katherine F. Feeny (incorporated by reference to Exhibit 10.05 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

†10.06	Senior Executive Employment Agreement, dated as of January 1, 2002, between the Registrant and Joseph S. Konowiecki (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K, dated January 4, 2005).

†10.07	Senior Executive Employment Agreement, dated as of December 2, 2002, between the Registrant and Sharon D. Garrett (incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2002).

†10.08	Senior Executive Employment Agreement, dated as of October 3, 2004, between the Registrant and Peter A. Reynolds (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K, dated October 13, 2004).

†10.09	1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit 10.05 to Registrant’s Form 8-B, dated January 23, 1997).

†10.10	First Amendment to 1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit D to Registrant’s Proxy Statement, dated May 25, 1999).

PACIFICARE HEALTH SYSTEMS, INC.

EXHIBIT INDEX

†10.11	Second Amendment to the 1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).

†10.12	Form of Restricted Stock Grant Notice and Restricted Stock Grant Agreement under the 1996 Stock Option Plan for Officers and Key Employees of the Registrant, as amended (incorporated by reference to Exhibit 10.12 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

†10.13	Form of Stock Option Agreement under the 1996 Stock Option Plan for Officers and Key Employees of the Registrant, as amended (incorporated by reference to Exhibit 10.13 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

†10.14	2000 Employee Plan (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-44038)).

†10.15	First Amendment to the 2000 Employee Plan of the Registrant (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).

†10.16	Form of Restricted Stock Grant Notice and Restricted Stock Grant Agreement under the 2000 Employee Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.16 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

†10.17	Form of Stock Option Agreement under the 2000 Employee Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

†10.18	Amended and Restated 2000 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 1 to Registrant’s Proxy Statement, dated May 18, 2001).

†10.19	First Amendment to the Amended and Restated 2000 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).

†10.20	Second Amendment to the Amended and Restated 2000 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 10.18 to Registrant’s Form 10-Q for the quarter ended September 30, 2003).

†10.21	Form of Stock Option Agreement under the Amended and Restated 2000 Non-Employee Directors Stock Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

†10.22	Amended and Restated 1996 Non-Officer Directors Stock Plan (incorporated by reference to Exhibit E to Registrant’s Proxy Statement, dated May 25, 1999).

†10.23	First Amendment to Amended and Restated 1996 Non-Officer Directors Stock Option Plan (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-8 (File No. 333-49272)).

†10.24	Form of Stock Option Agreement under the Amended and Restated 1996 Non-Officer Directors Stock Option Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.24 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

†10.25	2003 Incentive Bonus Plan of the Registrant (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2003).

†10.26	2003 Management Incentive Compensation Plan of the Registrant (incorporated by reference to Annex B to Registrant’s Proxy Statement, dated May 8, 2003).

†10.27	Amended 1997 Premium Priced Stock Option Plan of the Registrant (incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement, dated April 28, 1998).

†10.28	First Amendment to Amended 1997 Premium Priced Stock Option Plan, dated as of August 27, 1998 (incorporated by reference to Exhibit 10.12 to Registrant’s Form 10-K for the year ended December 31, 1998).

PACIFICARE HEALTH SYSTEMS, INC.

EXHIBIT INDEX

†10.29	Third Amended and Restated PacifiCare Health Systems, Inc. Stock Unit Deferred Compensation Plan, dated January 1, 2002 (incorporated by reference to Exhibit 10.20 to Registrant’s Form 10-K for the year ended December 31, 2002).

†10.30	First Amendment, dated as of January 22, 2003, to the Third Amended and Restated PacifiCare Health Systems, Inc. Stock Unit Deferred Compensation Plan, dated January 1, 2002 (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2002).

†10.31	Third Amended and Restated PacifiCare Health Systems, Inc. Non-Qualified Deferred Compensation Plan, dated as of October 23, 2003 (incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-Q for the quarter ended September 30, 2003).

†10.32	Second Amended and Restated PacifiCare Health Systems, Inc. Statutory Restoration Plan, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.23 to Registrant’s Form 10-K for the year ended December 31, 2002).

†10.33	Amended and Restated 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to Registrant’s Proxy Statement dated April 22, 2004).

10.34	Form of Contract with Eligible Medicare+Choice Organization and the Centers for Medicare and Medicaid Services for the period January 1, 2004 to December 31, 2004 (incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-K for the year ended December 31, 2003).

10.35	Form of Indemnification Agreement by and between the Registrant and certain of its Directors and Executive Officers (incorporated by reference to Exhibit 10.26 to Registrant’s Form 10-Q for the quarter ended March 31, 2003).

10.36	Information Technology Services Agreement, dated as of December 31, 2001, between the Registrant and International Business Machines Corporation (incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-K for the year ended December 31, 2001).

10.37	Information Technology Services Agreement, dated as of January 11, 2002, between the Registrant and Keane, Inc. (incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-K for the year ended December 31, 2001).

10.38	Credit Agreement, dated as of June 3, 2003, between the Registrant, the Subsidiary Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).

10.39	Amendment No. 1 to the Credit Agreement, dated as of November 13, 2003, between the Registrant, the Subsidiary Guarantors party thereto and JPMorgan Chase Bank as Administrative Agent (incorporated by reference to Exhibit 10.35 to Registrant’s Form 10-K for the year ended December 31, 2003).

10.40	Amendment No. 2 to the Credit Agreement, dated as of December 17, 2003, between the Registrant, the Subsidiary Guarantors party thereto and JPMorgan Chase Bank as Administrative Agent (incorporated by reference to Exhibit 10.36 to Registrant’s Form 10-K for the year ended December 31, 2003).

10.41	Amendment No. 3 to the Credit Agreement, dated as of May 19, 2004, between the Registrant, the Subsidiary Guarantors party thereto and JPMorgan Chase Bank as Administrative Agent (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004).

10.42	Definitive Settlement Agreement, dated as of July 23, 2003, by and among the State of Texas, the Office of the Attorney General, the Texas Department of Insurance, including the Texas Insurance Commissioner, and PacifiCare of Texas, Inc. (incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).

11.1	Statement regarding computation of per share earnings (included in Note 2 to the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K).

PACIFICARE HEALTH SYSTEMS, INC.

EXHIBIT INDEX

14.1	Financial Code of Ethics (incorporated by reference to Exhibit 14.1 to Registrant’s Form 10-K for the year ended December 31, 2003).

*21	List of Subsidiaries, a copy of which is filed herewith.

*23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, a copy of which is filed herewith.

24	Power of Attorney (included on signature page).

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*	A copy of this exhibit is being filed with this Annual Report on Form 10-K.

†	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.