Form 10-Q
period 2005-03-31
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 2005-05-04
CIK 1027974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

There were approximately 87,129,000 shares of common stock outstanding on April 29, 2005.

PACIFICARE HEALTH SYSTEMS, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$817,665	$824,104
Marketable securities	2,007,174	1,936,765
Receivables, net	333,923	317,362
Prepaid expenses and other current assets	56,878	54,746
Deferred income taxes	139,318	148,702

Total current assets	3,354,958	3,281,679

Property, plant and equipment, net	226,155	226,594
Marketable securities-restricted	140,830	140,298
Goodwill	1,274,975	1,278,677
Intangible assets, net	221,541	227,122
Other assets	73,597	72,547

	$5,292,056	$5,226,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1,202,300	$1,192,400
Accounts payable and accrued liabilities	486,990	514,336
Unearned premium revenue	95,068	89,496
Current portion of long-term debt	36,349	37,534

Total current liabilities	1,820,707	1,833,766

Long-term debt	907,707	916,520
Convertible subordinated debentures	135,000	135,000
Deferred income taxes	108,920	114,733
Other liabilities	43,633	38,460
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; issued 87,106 shares in 2005 and 85,976 shares in 2004	871	861
Unearned compensation	(62,895)	(32,207)
Additional paid-in capital	1,628,363	1,569,118
Accumulated other comprehensive income (loss)	(14,486)	3,498
Retained earnings	724,236	647,168

Total stockholders’ equity	2,276,089	2,188,438

	$5,292,056	$5,226,917

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Revenue:
Commercial	$1,566,332	$1,386,318
Senior	1,619,705	1,410,113
Specialty and other	221,694	149,847
Net investment income	27,892	17,845

Total operating revenue	3,435,623	2,964,123

Expenses:
Health care services and other:
Commercial	1,288,400	1,168,563
Senior	1,408,941	1,224,961
Specialty and other	132,332	81,072

Total health care services and other	2,829,673	2,474,596

Selling, general and administrative expenses	449,131	369,052

Operating income	156,819	120,475
Interest expense, net	(16,777)	(10,817)

Income before income taxes	140,042	109,658
Provision for income taxes	54,336	42,657

Net income	$85,706	$67,001

Basic earnings per share	$1.00	$0.80

Diluted earnings per share	$0.89	$0.71

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Net income	$85,706	$67,001
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	15,133	12,016
Tax benefit realized for stock option exercises	12,273	9,811
Deferred income taxes	11,066	2,215
Stock-based compensation expense	7,064	9,452
Amortization of intangible assets	5,581	4,946
Amortization of notes receivable from sale of fixed assets	(1,296)	(1,360)
Recovery of doubtful accounts	(1,293)	(1,220)
Amortization of capitalized loan fees	1,034	1,077
Loss on disposal of property, plant and equipment and other	309	205
Amortization of discount on 10 3/4% senior notes	71	71
Changes in assets and liabilities net of effects of acquisition:
Receivables, net	(13,972)	(47,373)
Prepaid expenses and other assets	(4,216)	(12,615)
Medical claims and benefits payable	9,900	77,000
Accounts payable and accrued liabilities:
Accrued taxes	17,838	32,240
Other changes in accounts payable and accrued liabilities	(22,586)	10,285
Unearned premium revenue	5,572	(381,782)

Net cash flows provided by (used in) operating activities	128,184	(218,031)

Investing activities:
Purchase of marketable securities, net	(99,683)	(58,689)
Purchase of property, plant and equipment	(15,003)	(14,241)
Acquisitions, net of cash acquired	(7,357)	—
Sale (purchase) of marketable securities-restricted, net	(532)	29,190

Net cash flows used in investing activities	(122,575)	(43,740)

Financing activities:
Purchase and retirement of common stock	(12,671)	(2,512)
Proceeds from issuance of common stock	10,692	21,246
Principal payments on long-term debt	(8,713)	(491)
Payments on software financing agreements	(1,356)	(2,605)

Net cash flows provided by (used in) financing activities	(12,048)	15,638

Net decrease in cash and equivalents	(6,439)	(246,133)
Beginning cash and equivalents	824,104	1,198,422

Ending cash and equivalents	$817,665	$952,289

Table continued on next page.

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2005	2004
Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$6,071	$439
Interest	$13,542	$7,995
Supplemental schedule of noncash investing and financing activities:
Details of accumulated other comprehensive income (loss):
Change in market value of marketable securities	$(29,274)	$9,737
Decrease (increase) in deferred income taxes	11,290	(2,541)

Change in stockholders’ equity	$(17,984)	$7,196

Stock-based compensation	$2,193	$3,674

Discount on 10 3/4% senior notes	$(1,174)	$(1,458)

Details of businesses acquired in purchase transactions:
Adjustment to fair value of assets acquired	$(3,702)	$—

Adjustment to liabilities assumed	$3,702	$—

Table continued from previous page.

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

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

Following the rules and regulations of the Securities and Exchange Commission, or SEC, we have omitted footnote disclosures that would substantially duplicate the disclosures contained in our annual audited financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and the notes included in our December 31, 2004 Annual Report on Form 10-K, filed with the SEC in February 2005.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, needed to present fairly the financial results for these interim periods. The condensed consolidated results of operations presented for the interim periods are not necessarily indicative of the results for a full year.

Premium revenues are earned from products where we bear insured risk. Non-premium revenues are earned from all other sources, including revenues from our PBM mail order business, administrative fees and other revenue. Our condensed consolidated statements of income show total revenues (premium revenues and non-premium revenues) and health care services and other expenses by the following categories: commercial, senior and specialty and other.

All intercompany transactions and accounts were eliminated in consolidation.

We reclassified certain prior year amounts in the accompanying condensed consolidated financial statements to conform to the 2005 presentation.

2. Stock-Based Compensation

Effective January 1, 2003, we adopted the fair value recognition provisions of Statements of Financial Accounting Standards, or SFAS No. 123, Accounting for Stock-Based Compensation, on a prospective basis for all employee and director awards granted, modified or settled on or after January 1, 2003. Awards typically vest over four years. Therefore, costs related to stock-based employee and director compensation included in the determination of net income is less than that which would have been recognized if the fair value based method had been applied to all awards granted, modified or settled since October 1, 1995.

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (Revised 2004), Share-Based Payment, or SFAS No. 123R, which is a revision of SFAS No. 123. SFAS No. 123R supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. In April 2004, the SEC delayed the implementation date of SFAS No. 123R. SFAS No. 123R, which will become effective for us on January 1, 2006, will require us to expense share-based payments under the “modified

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

(unaudited)

prospective” method. Under this method, compensation expense is recognized for all share-based payments granted after January 1, 2006 and also for all awards granted prior to January 1, 2006 that remain unvested as of that date. We adopted the transitional provisions of SFAS No. 123 effective January 1, 2003 using the prospective method. Consequently, compensation expense for awards that we granted prior to January 1, 2003 that are not fully vested on January 1, 2006 will be subject to expense beginning January 1, 2006 under SFAS No. 123R. We do not expect that the adoption of SFAS No. 123R will have a significant impact on our results of operations or financial position.

The following table illustrates the effect on net income and earnings per share, as if the fair value method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended March 31,
	2005	2004
	(Amounts in thousands, except per share data)
Net income, as reported	$85,706	$67,001
Add stock-based compensation expense included in reported net income, net of related tax effect	2,332	4,551
Deduct total stock-based compensation expense determined under fair value method for all awards, net of related tax effect	(2,670)	(5,360)

Pro forma net income	$85,368	$66,192

Earnings per share:
Basic — as reported	$1.00	$0.80

Basic — pro forma	$0.99	$0.79

Diluted — as reported	$0.89	$0.71

Diluted — pro forma	$0.89	$0.69

The following table illustrates the components of our stock-based compensation expense for the three months ended March 31, 2005 and 2004:

	March 31, 2005		March 31, 2004
	Pretax Charges	Net of Estimated Tax Expense	Pretax Charges	Net of Estimated Tax Expense
	(Amounts in thousands)
Stock options	$2,063	$1,263	$2,117	$1,294
Employee Stock Purchase Plan	1,747	1,069	5,331	3,257

	3,810	2,332	7,448	4,551
Restricted stock(1)	3,255	1,992	2,004	1,224

Total	$7,065	$4,324	$9,452	$5,775

(1)	The recognition and measurement of restricted stock is the same under APB Opinion No. 25 and SFAS No. 123. The related expenses for the fair value of restricted stock were charged to selling, general and administrative expenses and are included in the net income, as reported amounts in the pro forma net income table above. See Note 5, “Stockholders’ Equity.”

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

(unaudited)

3. Acquisition of Business

Pacific Life Insurance Company. On November 29, 2004, we entered into a definitive agreement to purchase Pacific Life Insurance Company’s, or Pacific Life, group health insurance business. This acquisition was completed on April 27, 2005.

4. Long-Term Debt and Other Commitments

Convertible Subordinated Debentures. We have $135 million in aggregate principal amount of 3% convertible subordinated debentures due in 2032. The debentures are convertible into 6,428,566 shares of common stock under certain conditions, including satisfaction of a market price condition for our common stock, satisfaction of a trading price condition relating to the debentures, upon notice of redemption, or upon specified corporate transactions. Each $1,000 of the debentures is convertible into 47.619 shares of our common stock. The market price condition for conversion of the debentures is satisfied if the closing sale price of our common stock exceeds 110% of the conversion price (which is calculated at $23.10 per share) for the debentures for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of any fiscal quarter. In the event that the market price condition is satisfied during any fiscal quarter, the debentures are convertible, at the option of the holder, during the following fiscal quarter. While no debentures were converted as of March 31, 2005, they are considered common stock equivalents and are included in the calculation of weighted average shares outstanding on a diluted basis.

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

10 3/4% Senior Notes. We have $325 million in aggregate principal amount of 10 3/4% senior notes due in 2009 outstanding. The 10 3/4% senior notes were issued in May 2002 at 99.389% of the aggregate principal amount; the initial discount is being amortized over the term of the notes. We may redeem the 10 3/4% senior notes at any time on or after June 1, 2006 at an initial redemption price equal to 105.375% of their principal amount plus accrued and unpaid interest. The redemption price will thereafter decline annually. Additionally, at any time on or prior to June 1, 2006, we may redeem the 10 3/4% senior notes upon a change of control, as defined in the indenture for the notes, at 100% of their principal amount plus accrued and unpaid interest and a “make-whole” premium.

Certain of our domestic subsidiaries fully and unconditionally guarantee the 10 3/4% senior notes. See Note 12, “Financial Guarantees.”

In April 2003, we entered into an interest rate swap on $300 million of our 10 3/4% senior notes for the purpose of hedging the fair value of our indebtedness. This fair value hedge was accounted for using the short-cut method under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the hedge was reported in our balance sheets at fair value, and the carrying value of the long-term debt was adjusted for an offsetting amount representing changes in fair value attributable to the hedged risk. Under the terms of the agreement, we made interest payments based on the three-month London Interbank Offered Rate, or LIBO Rate, plus 692 basis points and received interest payments based on the 10 3/4% fixed rate. Our current floating rate under the swap agreement was 9.83%, at March 31, 2005 which is based on a 90-day LIBO Rate of 2.91% plus 692 basis points. The three-month LIBO Rate we used to determine our interest payments under the swap

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

(unaudited)

agreement was first established on June 2, 2003 and reset every three months thereafter. On April 20, 2005, we terminated our swap agreement. The remaining swap value of approximately $7.5 million, representing a discount of the fair value of our 10 3/4% senior notes, will be amortized as a yield adjustment through June 2009, which correlates to the corresponding debt maturity.

Senior Credit Facility. In December 2004, we replaced our senior credit facility with a new syndicated senior Credit Agreement, or the Credit Agreement, with the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Bookrunner, Morgan Stanley Senior Funding, Inc., as Syndication Agent and Co-Arranger and CIBC, Inc., The Bank of New York, and Wells Fargo Bank, N.A., as Co-Documentation Agents. The new facility consists of a $200 million term A loan, which matures on December 13, 2009, a $425 million term B loan, which matures on December 13, 2010, and a $200 million revolving line of credit, which matures on December 13, 2009. We used the proceeds of the term A and term B loans to refinance approximately $149 million (including accrued interest and fees of approximately $1 million) outstanding under our previous senior credit facility entered into in June 2003, to refinance approximately $30 million outstanding under the senior credit facility of American Medical Security Group, Inc., or AMS, and to fund a portion of the merger consideration paid to acquire AMS. In connection with the Credit Agreement, we incurred approximately $9 million in fees and expenses that are being amortized over the life of the facility. As of March 31, 2005, we had $616 million outstanding on the term A and term B loans and no balance outstanding on the revolving line of credit. There were no borrowings under the revolving line of credit during the quarter ended March 31, 2005.

The credit facility provides us with two interest rate options for borrowings under the term loans, to which a margin spread is added: (1) the LIBO Rate multiplied by the Statutory Reserve Rate and (2) JPMorgan Chase Bank’s prime rate (or, if greater, the Federal Funds Rate plus 0.5%), which we refer to as the alternate base rate. The margin spread for the term loans is based upon our current Standard & Poor’s Ratings Services and Moody’s Investor Service debt ratings. The margin spread for LIBO Rate borrowings range from 0.75% to 1.75% per annum under the term A loan and 1.25% to 1.5% per annum under the term B loan. The margin spread for alternate base rate borrowings range from 0% to 0.75% per annum under the term A loan and 0.25% to 0.5% per annum under the term B loan. All of our borrowings under the term loans are currently LIBO Rate borrowings with rates ranging from 4.25% to 4.94%. The interest rates per annum applicable to revolving credit borrowings are, at our option, either LIBO Rate borrowings with the same margin spread as our term A loan or alternate base rate borrowings with the same margin spread applicable to the term A loan. We also pay a commitment fee on the average daily unused amount of the revolving credit commitment. The commitment fee range is based upon our current debt rating and ranges from 0.15% to 0.5% per annum. The current commitment fee rate is 0.375% per annum.

The Credit Agreement contains various covenants customary for financings of this type which place restrictions on our and/or our subsidiaries’ ability to incur debt, pay dividends, create liens, make investments, optionally repay, redeem or repurchase our securities and enter into mergers, dispositions and transactions with affiliates. The Credit Agreement also requires we meet various financial ratios, including a maximum consolidated leverage ratio, a minimum consolidated net worth requirement and a minimum fixed charge coverage requirement. At March 31, 2005, we were in compliance with all of these covenants.

Certain of our domestic subsidiaries provide guarantees and have granted security interests to the lenders in substantially all of their personal property in order to secure our obligations and their guarantees under the Credit Agreement. See Note 12, “Financial Guarantees.” We have also pledged the equity of certain of our subsidiaries to the lenders as security for the Credit Agreement.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

(unaudited)

Database Financing Agreements. As of March 31, 2005, we had $2 million outstanding under various financing agreements related to the purchase of database licenses, financial accounting system software and related maintenance in connection with the implementation of our information technology, or IT, initiatives. Payments under the financing agreements are due quarterly through October 2006. The interest imputed on the payment plan agreements ranges from 4.0% to 6.5%.

Letters of Credit. Letters of credit are purchased guarantees that assure our performance or payment to third parties in connection with professional liability and workers compensation insurance policies, lease commitments and other potential obligations. Letters of credit commitments totaled $17 million at March 31, 2005 and 2004. As of March 31, 2005, our letters of credit commitments were backed by funds deposited in restricted cash accounts.

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

5. Stockholders’ Equity

Stock Repurchase Program. In May 2004, our Board of Directors authorized a share repurchase program under which up to $150 million of our common stock may be repurchased. Under the program, repurchases may be made from time to time in the open market or through privately negotiated transactions using available cash, and may be discontinued at any time. No shares were repurchased under the share repurchase program for the three months ended March 31, 2005. The remaining authorization under our stock repurchase program as of March 31, 2005 was $50 million.

Restricted Stock Awards. For the three months ended March 31, 2005 and 2004, we granted 540,300 and 783,400 shares of restricted common stock, respectively, including stock deferred into restricted stock units, as part of an employee recognition and retention program. Restrictions on these shares will expire and related charges are being amortized as earned over the vesting period of up to four years. A total of approximately 32,800 shares were forfeited during the first quarter of 2005 and 35,100 shares were forfeited in the same period of 2004.

All shares of restricted stock were issued from our 1996 Officer and Key Employee Stock Option Plan, as amended. The amount of unearned compensation recorded is based on the market value of the shares on the date of issuance and is included as a separate component of stockholders’ equity. Expenses related to the vesting of restricted stock (charged to selling, general and administrative expenses) were $3.3 million and $2.0 million for the three months ended March 31, 2005 and 2004, respectively.

6. Goodwill and Intangible Assets

Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under this rule, goodwill is no longer amortized, but is subject to impairment tests on an annual basis or more frequently if

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

(unaudited)

impairment indicators exist. Under the guidance of SFAS No. 142, we use a discounted cash flow methodology to assess the fair values of our reporting units. Impairment is measured by comparing the goodwill derived from the hypothetical purchase price allocation to the carrying value of the goodwill balance. No goodwill impairment indicators existed for the three months ended March 31, 2005 and, as a result, impairment testing was not required.

Other intangible assets are being amortized over their useful lives. We estimate our intangible asset amortization will be $20 million in 2005, $19 million in 2006, $18 million in 2007, $15 million in 2008 and $15 million in 2009. The following sets forth balances of identified intangible assets, by major class, for the periods indicated:

	Cost	Accumulated Amortization	Net Balance
	(Amounts in thousands)
Intangible assets:
Employer groups	$252,320	$140,854	$111,466
Provider networks	122,751	24,132	98,619
Other	26,329	9,292	17,037

Balance at December 31, 2004	$401,400	$174,278	$227,122

Intangible assets:
Employer groups	$252,320	$145,084	$107,236
Provider networks	122,751	25,145	97,606
Other	26,329	9,630	16,699

Balance at March 31, 2005	$401,400	$179,859	$221,541

The changes in the carrying amount of goodwill, by reportable segment are as follows:

	Health Plans	Specialty	Corporate And Other	Consolidated
	(Amounts in thousands)
Balance as of January 1, 2004	$954,701	$28,403	$—	$983,104
Goodwill acquired during 2004	295,573	—	—	295,573

Balance at December 31, 2004	1,250,274	28,403	—	1,278,677

Adjustments to goodwill acquired in 2004	(3,702)	—	—	(3,702)

Balance at March 31, 2005	$1,246,572	$28,403	$—	$1,274,975

Goodwill adjustments of $3.7 million for the quarter ended March 31, 2005 relate to the acquisition of AMS.

7. Health Care Services and Other Expenses

The following table presents the components of total health care services and other expenses for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005		2004
	Commercial	Senior	Commercial	Senior
	(Amounts in millions)
Capitation expense	$384	$769	$398	$702
All other health care services and other expenses	904	640	771	523

Total health care services and other expenses	$1,288	$1,409	$1,169	$1,225

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

(unaudited)

8. Contingencies

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

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

(unaudited)

In 2004, two California actions were filed against us and other managed care companies relating to hospital practices of placing liens on third party recoveries obtained by members of the Managed Care Organizations or MCOs and a federal action was filed against us relating to our practice of demanding repayment of third party recoveries. We deny all material allegations in each of these lawsuits which are described in more detail below and intend to defend each of these actions vigorously.

•	Ronald Allen Gass v. Wellpoint Health Networks, Inc., et al. No. BC318704. Deeanna Foster et al., v. WellPoint Health Networks, Inc., et al. No. BC331007. On July 19, 2004, Ronald Gass filed a complaint in the California Superior Court of Los Angeles County, California, against our subsidiary, PacifiCare of California, Inc. as well as eleven other managed care companies. The fifth amended complaint alleges a single cause of action under California Business and Professions Code section 17200, et seq. Specifically, plaintiffs allege that hospitals, by placing liens on third-party recoveries obtained by MCO members, were collecting more money from the members than the hospitals were entitled to receive under their contracts with the MCOs. Plaintiffs further allege that the MCOs were permitting the hospitals to file such liens (or at least not preventing them from doing so), and the MCOs’ failure to prevent this hospital practice amounted to illegal, unfair and fraudulent conduct by the MCOs in violation of California Business and Professions Code Sec. 17200, et seq. On March 28, 2005, Deeanna Foster filed a complaint in the California Superior Court of Los Angeles County, California, against PacifiCare of California as well as eleven other managed care companies. The complaint mirrors the allegations made in the Gass complaint except the Gass case excluded all members of ERISA, FEHBA and Medicare plans the Foster action includes members of the defendants’ ERISA plans. Both complaints seek unspecified monetary damages and injunctive relief. No responsive pleadings have been filed in either action, which have been designated complex cases under California law.

•	Ruby Saucedo et al., v. PacifiCare of California and Primax Recoveries, Inc. (04-CV-9354, C.D. Cal.). On November 12, 2004, Ruby Saucedo and Carolina Segovia, who are members of our California health plans, filed a complaint in the United States District Court for the Central District of California against PacifiCare of California and Primax Recoveries, Inc. Plaintiffs allege that PacifiCare, through its agent Primax, unlawfully demanded repayment of Plaintiffs’ third-party recoveries even though the Plaintiffs had already paid their applicable deductibles and co-payments in alleged violation of ERISA. The complaint seeks unspecified monetary damages and injunctive relief. On February 9, 2005, we filed a motion to dismiss the Complaint. In April 2005, the complaint was dismissed with prejudice which terminated the case.

Gadson v. United Wisconsin Life Insurance Company. On September 29, 2004, the Circuit Court of Montgomery County, Alabama, granted final approval of the certification and settlement of a class action lawsuit, Gadson v. United Wisconsin Life Insurance Company, although approval of the settlement has been appealed to the Alabama Supreme Court. The Circuit Court had granted preliminary approval of the certification and settlement in March 2004. The lawsuit was filed in 2001 and involves issues relating to the rating methodology formerly used by AMS for group health benefit plans marketed to individuals in Alabama and Georgia. All claims of participating class members have been dismissed in exchange for the settlement consideration. On June 14, 2004, the Superior Court of Cobb County, Georgia in Parker v. American Medical Security Group, Inc., issued an order enjoining AMS from settling with Georgia residents who are members of the Gadson class. On September 2, 2004 the Superior Court certified a class of Georgia residents. On March 31, 2005, the Georgia Supreme Court ruled that the Georgia plaintiffs lacked standing to challenge the Gadson settlement and held that the injunction was invalid.

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

March 31, 2005

(unaudited)

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

Provider Instability and Insolvency. Our health care services and other expenses include write-offs of certain uncollectible receivables from providers, and the estimated cost of unpaid health care claims normally covered by our capitation payments. Depending on state law, we may be held liable for unpaid health care claims that were previously the responsibility of the capitated provider and for which we have already paid capitation. Insolvency reserves also include estimates for potentially insolvent providers that we have specifically identified, where conditions indicate claims are not being paid or claim payments have slowed considerably, and we have determined that it is probable that we will be required to make the providers’ claim payments. We continue to monitor the financial condition of our providers where there is perceived risk of insolvency and adjust our insolvency reserves as necessary. Information provided by provider groups may be unaudited, self-reported information or may not ultimately be obtained. The balance of our insolvency reserves included in medical claims and benefits payable totaled $25 million at March 31, 2005 and $30 million at December 31, 2004.

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

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

(unaudited)

9. Earnings Per Share

The following table includes a reconciliation of the numerators and denominators for the computation of basic and diluted earnings per share.

	Three Months Ended March 31,
	2005	2004
	(Amounts in thousands, except per share data)
Basic Earnings Per Share Calculation:

Numerator
Net income	$85,706	$67,001

Denominator
Shares outstanding at the beginning of the period(1)	85,162	83,339
Weighted average number of shares issued:
Stock options exercised and treasury stock reissued, net	726	932

Denominator for basic earnings per share	85,888	84,271

Basic earnings per share	$1.00	$0.80

Diluted Earnings Per Share Calculation:

Numerator
Net income	$85,706	$67,001
Adjustment for interest expense avoided on convertible subordinated debentures, net of tax	620	618

Net income, as adjusted for interest expense avoided on convertible subordinated debentures	$86,326	$67,619

Denominator
Denominator for basic earnings per share	85,888	84,271
Common stock equivalents related to convertible subordinated debentures	6,429	6,429
Employee stock options and other dilutive potential common shares(2)	4,757	4,763

Denominator for diluted earnings per share	97,074	95,463

Diluted earnings per share	$0.89	$0.71

(1)	Excludes 1,022,000 and 1,030,000 shares of restricted common stock which have been granted under our stock-based compensation plans but have not vested as of March 31, 2005 and 2004, respectively.

(2)	Certain options to purchase common stock were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock for the periods presented. For the three months ended March 31, 2005 and 2004, these excluded weighted options outstanding totaled 0.2 million shares and 1.7 million shares, respectively, with exercise prices ranging from $54.57 to $64.26 per share. For the three months ended March 31, 2005 and 2004, the average market value used in the computation of dilutive employee stock options and other dilutive potential common shares was $60.92 and $34.48, respectively.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

(unaudited)

10. Comprehensive Income

Comprehensive income represents our net income plus changes in equity, other than those changes resulting from investments by, and distributions to, our stockholders. Such changes include unrealized gains or losses on our available-for-sale securities. Our comprehensive income totaled $68 million and $74 million for the three months ended March 31, 2005 and 2004, respectively.

11. Business Segment Information

We sell health care services in the form of bundled managed care and supplemental managed care products to members of all ages. Thus, our customer is the individual. However, we are paid by employer groups and the Federal Government who offer our health plans, along with other health plans, to their employees (or in the case of Medicare, to the individual Medicare beneficiary). The member can select one of our plans, or a plan offered by another health care insurer. We also offer our health plans to individuals directly. We have identified our product lines as commercial, Medicare and supplemental managed care products based on the benefits offered and source of payment (commercial premiums are paid for by a combination of the employer and employee, whereas the government pays most of the premium for Medicare beneficiaries).

We have two reportable segments, the Health Plans segment, which is comprised of eight principal geographic operating segments and the Specialty segment which is comprised of pharmacy products, pharmacy benefit management, and dental, vision and behavioral health services. The operating segments within the reportable Health Plans segment all have similar economic characteristics. In addition, the operating segments within the reportable Health Plans segment meet the additional following five aggregation criteria as defined under paragraph 17 of SFAS No. 131, Disclosures About Segments of An Enterprise and Related Information:

1.	All operating segments provide similar health care products to the same class of customers, individuals. We generally market similar health care products throughout the country for each of our customer groups. We provide a broad spectrum of health plans to our members through programs such as HMOs for members of all ages, including senior members, PPOs, and Medicare supplement products.

2.	The production processes are substantially similar for all operating segments as they support similar customer groups and products.

3.	Each operating segment has the same class of customers, individuals within large and small employer groups and senior and commercial individuals.

4.	Each operating segment has similar distribution channels. We use multiple distribution channels such as general agents, an on-line price-quoting service, insurance brokers and consultants who represent many employer groups and direct plan enrollment for a portion of our senior members. These methods are similar across geographies.

5.	The health care industry is highly regulated at both the federal and state levels. All of the geographies must comply with the same federal regulations. While each state’s laws are in some respects unique, many states have similar laws and regulations applicable to managed care and insurance companies.

The team which comprises the “chief operating decision maker” reviews commercial and senior product lines (Health Plans segment) and the specialty product line to operating income. We regularly review for changes in our segment reporting. Our reportable segments have not changed from December 31, 2004. Accordingly, we have provided disclosures related to our Health Plans and Specialty segments in the table below.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

(unaudited)

The accounting policies of the segments are consistent with generally accepted accounting principles in the United States. The following table presents segment information for the Health Plans and Specialty segments for the three months ended March 31, 2005 and 2004, as if our segment reporting structure had been effective on January 1, 2004. Intersegment revenues include internal pharmaceutical sales by our mail order pharmacy to the Health Plans segment’s members and fees recognized by the Specialty segment for services provided to the Health Plans segment. Amounts under the heading “Corporate and Other” include revenues and expenses not allocable to reportable segments. Intersegment transactions are eliminated in consolidation under the heading “Corporate and Other.”

	Health Plans	Specialty	Corporate and Other	Consolidated
	(Amounts in thousands)
Three months ended March 31, 2005:
Operating revenue from external customers	$3,186,037	$221,694	$—	$3,407,731
Intersegment revenues	5,509	260,503	(266,012)	—
Segment operating income	120,791	36,028	—	156,819
Segment assets	$4,566,948	$358,370	$366,738	$5,292,056

Three months ended March 31, 2004:
Operating revenue from external customers	$2,796,431	$149,847	$—	$2,946,278
Intersegment revenues	2,974	83,015	(85,989)	—
Segment operating income	90,021	30,454	—	120,475
Segment assets	$3,629,134	$354,559	$483,671	$4,467,364

Our largest source of revenue is the federal government. Sources of federal government revenues include revenues from Medicare beneficiaries and from federal employees covered by the Federal Employee Health Benefits Program, or FEHBP, who are included in our commercial product line. Federal government revenues were $1.7 billion and $1.5 billion for the three months ended March 31, 2005 and 2004, respectively.

12. Financial Guarantees

Certain of our domestic subsidiaries fully and unconditionally guarantee the 10 3/4% senior notes. The Guarantor Subsidiaries, excluding PacifiCare of Arizona, Inc. and PacifiCare of Oklahoma, Inc., are also guarantors of our senior credit facility.

The following unaudited condensed consolidating financial statements quantify the financial position as of March 31, 2005 and December 31, 2004 and the operations and cash flows for the three months ended March 31, 2005 and March 31, 2004 of the Guarantor Subsidiaries listed below. The following unaudited condensed consolidating balance sheets, condensed consolidating statements of operations and condensed consolidating statements of cash flows present financial information for the following entities and utilizing the following adjustments:

Parent — PacifiCare Health Systems, Inc. on a stand-alone basis (carrying investments in subsidiaries under the equity method); PacifiCare became the parent on February 14, 1997 effective with the acquisition of FHP International Corporation, or FHP.

Guarantor Subsidiaries — (a) PacifiCare Health Plan Administrators, Inc., or PHPA, PacifiCare eHoldings, Inc., SeniorCo, Inc., RxSolutions, Inc., doing business as Prescription Solutions, PacifiCare Behavioral Health, Inc., American Medical Security Group, Inc., or AMSG, and SecureHorizons USA, Inc. on a stand-alone basis

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

(unaudited)

(carrying investments in subsidiaries under the equity method) and (b) PacifiCare of Arizona, Inc., PacifiCare of Oklahoma, Inc. and PacifiCare Southwest Operations, Inc., which are fully owned subsidiaries of PHPA, and Nurse Healthline, Inc. and Continental Plan Services, Inc., which are fully owned subsidiaries of AMSG.

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

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
ASSETS
Current assets:
Cash and equivalents	$—	$400,469	$417,196	$—	$817,665
Marketable securities	—	221,545	1,785,629	—	2,007,174
Receivables, net	9,091	67,492	264,785	(7,445)	333,923
Intercompany	(27,369)	44,352	(16,983)	—	—
Prepaid expenses and other current assets	2,543	39,560	18,630	(3,855)	56,878
Deferred income taxes	—	78,116	109,009	(47,807)	139,318

Total current assets	(15,735)	851,534	2,578,266	(59,107)	3,354,958

Property, plant and equipment, net	—	154,632	71,523	—	226,155
Marketable securities-restricted	32,046	4,311	104,473	—	140,830
Deferred income taxes	—	109,656	30,060	(139,716)	—
Investment in subsidiaries	3,345,165	2,744,258	7,445	(6,096,868)	—
Goodwill and intangible assets, net	—	431,691	1,064,825	—	1,496,516
Other assets	20,929	30,969	21,699	—	73,597

	$3,382,405	$4,327,051	$3,878,291	$(6,295,691)	$5,292,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$—	$192,778	$1,015,626	$(6,104)	$1,202,300
Accounts payable and accrued liabilities	16,566	293,123	182,502	(5,201)	486,990
Deferred income taxes	—	28,618	16,212	(44,830)	—
Unearned premium revenue	—	6,430	88,638	—	95,068
Current portion of long-term debt	34,250	1,856	243	—	36,349

Total current liabilities	50,816	522,805	1,303,221	(56,135)	1,820,707

Long-term debt	906,014	443	1,250	—	907,707
Convertible subordinated debentures	135,000	—	—	—	135,000
Deferred income taxes	—	169,968	78,668	(139,716)	108,920
Other liabilities	—	43,633	—	—	43,633
Stockholders’ equity:
Common stock	871	—	—	—	871
Unearned compensation	(62,895)	—	—	—	(62,895)
Additional paid-in capital	1,628,363	—	—	—	1,628,363
Accumulated other comprehensive loss	—	(1,362)	(13,124)	—	(14,486)
Retained earnings	724,236	—	—	—	724,236
Equity in income of subsidiaries	—	3,591,564	2,508,276	(6,099,840)	—

Total stockholders’ equity	2,290,575	3,590,202	2,495,152	(6,099,840)	2,276,089

	$3,382,405	$4,327,051	$3,878,291	$(6,295,691)	$5,292,056

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
ASSETS
Current assets:
Cash and equivalents	$—	$394,305	$429,799	$—	$824,104
Marketable securities	—	207,181	1,729,584	—	1,936,765
Receivables, net	996	89,426	235,527	(8,587)	317,362
Intercompany	(49,021)	85,013	(35,992)	—	—
Prepaid expenses and other current assets	5,800	38,764	16,225	(6,043)	54,746
Deferred income taxes	—	80,526	112,831	(44,655)	148,702

Total current assets	(42,225)	895,215	2,487,974	(59,285)	3,281,679

Property, plant and equipment, net	—	133,033	93,561	—	226,594
Marketable securities-restricted	31,940	4,949	103,409	—	140,298
Deferred income taxes	—	111,201	30,060	(141,261)	—
Investment in subsidiaries	3,273,114	2,646,361	7,341	(5,926,816)	—
Goodwill and intangible assets, net	—	437,274	1,068,525	—	1,505,799
Other assets	21,069	29,778	21,700	—	72,547

	$3,283,898	$4,257,811	$3,812,570	$(6,127,362)	$5,226,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$—	$180,890	$1,020,428	$(8,918)	$1,192,400
Accounts payable and accrued liabilities	15,203	324,499	177,990	(3,356)	514,336
Deferred income taxes	—	28,083	16,212	(44,295)	—
Unearned premium revenue	—	4,671	87,181	(2,356)	89,496
Current portion of long-term debt	34,250	3,028	256	—	37,534

Total current liabilities	49,453	541,171	1,302,067	(58,925)	1,833,766

Long-term debt	914,505	627	1,388	—	916,520
Convertible subordinated debentures	135,000	—	—	—	135,000
Deferred income taxes	—	168,940	87,054	(141,261)	114,733
Other liabilities	—	38,460	—	—	38,460
Stockholders’ equity:
Common stock	861	—	—	—	861
Unearned compensation	(32,207)	—	—	—	(32,207)
Additional paid-in capital	1,569,118	—	—	—	1,569,118
Accumulated other comprehensive income (loss)	—	(83)	3,581	—	3,498
Retained earnings	647,168	—	—	—	647,168
Equity in income of subsidiaries	—	3,508,696	2,418,480	(5,927,176)	—

Total stockholders’ equity	2,184,940	3,508,613	2,422,061	(5,927,176)	2,188,438

	$3,283,898	$4,257,811	$3,812,570	$(6,127,362)	$5,226,917

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the Three Months Ended March 31, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
Operating revenue	$391	$804,693	$2,930,657	$(300,118)	$3,435,623
Income from subsidiaries	102,051	138,938	103	(241,092)	—

Total operating revenue	102,442	943,631	2,930,760	(541,210)	3,435,623
Health care services and other expenses	—	669,674	2,444,363	(284,364)	2,829,673
Selling, general and administrative expenses	66	176,030	287,467	(14,432)	449,131

Operating income	102,376	97,927	198,930	(242,414)	156,819
Interest expense, net	(16,670)	(1,451)	22	1,322	(16,777)

Income before income taxes	85,706	96,476	198,952	(241,092)	140,042
Provision (benefit) for income taxes	—	(11,239)	65,575	—	54,336

Net income	$85,706	$107,715	$133,377	$(241,092)	$85,706

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the Three Months Ended March 31, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
Operating revenue	$221	$528,577	$2,550,766	$(115,441)	$2,964,123
Income from subsidiaries	77,535	130,484	94	(208,113)	—

Total operating revenue	77,756	659,061	2,550,860	(323,554)	2,964,123
Health care services and other expenses	—	415,318	2,160,486	(101,208)	2,474,596
Selling, general and administrative expenses	75	151,149	231,371	(13,543)	369,052

Operating income	77,681	92,594	159,003	(208,803)	120,475
Interest expense, net	(10,680)	(875)	48	690	(10,817)

Income before income taxes	67,001	91,719	159,051	(208,113)	109,658
Provision (benefit) for income taxes	—	(9,286)	51,943	—	42,657

Net income	$67,001	$101,005	$107,108	$(208,113)	$67,001

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
Operating activities:
Net income	$85,706	$107,715	$133,377	$(241,092)	$85,706
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(102,051)	(138,938)	(103)	241,092	—
Depreciation and amortization	—	12,118	3,015	—	15,133
Tax benefit realized for stock option exercises	12,273	—	—	—	12,273
Deferred income taxes	—	3,381	7,685	—	11,066
Stock-based compensation expense	7,064	—	—	—	7,064
Amortization of intangible assets	—	1,881	3,700	—	5,581
Amortization of notes receivable from sale of fixed assets	—	(1,296)	—	—	(1,296)
Provision (recovery) for doubtful accounts	—	584	(1,877)	—	(1,293)
Amortization of capitalized loan fees	1,034	—	—	—	1,034
Loss on disposal of property, plant and equipment and other	—	309	—	—	309
Amortization of discount on 10 3/4% senior notes	71	—	—	—	71
Changes in assets and liabilities, net	(16,092)	61,685	(53,057)	—	(7,464)

Net cash flows provided by (used in) operating activities	(11,995)	47,439	92,740	—	128,184

Investing activities:
Purchase of marketable securities, net	—	(17,671)	(82,012)	—	(99,683)
Purchase of property, plant and equipment	—	(11,526)	(3,477)	—	(15,003)
Acquisitions net of cash acquired	(7,357)	—	—	—	(7,357)
Sale (purchase) of marketable securities-restricted, net	(106)	638	(1,064)	—	(532)
Intercompany transfers of property, plant and equipment	—	(22,500)	22,500	—	—

Net cash flows used in investing activities	(7,463)	(51,059)	(64,053)	—	(122,575)

Financing activities:
Purchase and retirement of common stock	(12,671)	—	—	—	(12,671)
Proceeds from issuance of common stock	10,692	—	—	—	10,692
Principal payments on long-term debt	(8,562)	—	(151)	—	(8,713)
Payments on software financing agreement	—	(1,356)	—	—	(1,356)
Intercompany activity:
Capital contributions received (paid)	(1)	16,140	(16,139)	—	—
Dividends received (paid)	30,000	(5,000)	(25,000)	—	—

Net cash flows provided by (used in) financing activities	19,458	9,784	(41,290)	—	(12,048)

Net increase (decrease) in cash and equivalents	—	6,164	(12,603)	—	(6,439)
Beginning cash and equivalents	—	394,305	429,799	—	824,104

Ending cash and equivalents	$—	$400,469	$417,196	$—	$817,665

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2005

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
Operating activities:
Net income	$67,001	$101,005	$107,108	$(208,113)	$67,001
Adjustments to reconcile net income to net cash flows used in operating activities:
Equity in income of subsidiaries	(77,535)	(130,484)	(94)	208,113	—
Depreciation and amortization	—	9,962	2,054	—	12,016
Tax benefit realized for stock option exercises	9,811	—	—	—	9,811
Deferred income taxes	—	1,538	677	—	2,215
Stock-based compensation expense	9,452	—	—	—	9,452
Amortization of intangible assets	—	714	4,232	—	4,946
Amortization of notes receivable from sale of fixed assets	—	(1,360)	—	—	(1,360)
Provision for doubtful accounts	—	(6,045)	4,825	—	(1,220)
Amortization of capitalized loan fees	1,077	—	—	—	1,077
Loss on disposal of property, plant and equipment and other	—	271	(66)	—	205
Amortization of discount on 10 3/4% senior notes	71	—	—	—	71
Changes in assets and liabilities	(30,080)	(3,151)	(289,014)	—	(322,245)

Net cash flows used in operating activities	(20,203)	(27,550)	(170,278)	—	(218,031)

Investing activities:
Purchase of marketable securities, net	—	(12,792)	(45,897)	—	(58,689)
Purchase of property, plant and equipment	—	(13,838)	(403)	—	(14,241)
Sale (purchase) of marketable securities-restricted	1,844	(2,954)	30,300	—	29,190

Net cash flows provided by (used in) investing activities	1,844	(29,584)	(16,000)	—	(43,740)

Financing activities:
Purchase and retirement of common stock	(2,512)	—	—	—	(2,512)
Proceeds from issuance of common stock	21,246	—	—	—	21,246
Principal payments on long-term debt	(375)	—	(116)	—	(491)
Payments on software financing agreement	—	(2,605)	—	—	(2,605)
Intercompany activity:
Dividends received (paid)	—	110,500	(110,500)	—	—

Net cash flows provided by (used in) financing activities	18,359	107,895	(110,616)	—	15,638

Net increase (decrease) in cash and equivalents	—	50,761	(296,894)	—	(246,133)
Beginning cash and equivalents	—	373,527	824,895	—	1,198,422

Ending cash and equivalents	$—	$424,288	$528,001	$—	$952,289

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

Acquisitions. During 2004, we entered into agreements to acquire two businesses. On December 13, 2004, we completed our acquisition of American Medical Security Group, Inc., or AMS. AMS provides an expansion of our commercial membership, strengthens our position in the individual and small group markets and adds new proprietary products including a health savings account and group life products. We paid $32.75 in cash for each share of AMS common stock outstanding and cashed out all outstanding options on a net basis for a total equity purchase price of approximately $505 million. We financed the acquisition through proceeds from a new $825 million credit facility and the use of internally generated cash. The new credit facility includes a total of $625 million of term debt, approximately $148 million of which was used to refinance our existing senior credit facility and approximately $30 million was used to refinance AMS’s senior credit facility, and a new $200 million un-utilized revolving credit facility. We recorded an estimated purchase price allocation of $292 million of goodwill and $26 million of intangible assets as a result of this acquisition. As of March 31, 2005, AMS provided a variety of individual and small group insurance products to approximately 270,000 PPO members, 195,600 dental members and 37,700 employer self-funded members.

On November 29, 2004, we entered into a definitive agreement to purchase Pacific Life Insurance Company’s, or Pacific Life, group health insurance business. This acquisition was completed on April 27, 2005.

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

The cost of prescription drugs covered under our commercial and senior plans is expensed when the prescription drugs are dispensed. Our commercial and senior plans also provide incentives, through a variety of programs, for health care providers that participate in those plans to control health care costs while providing quality health care. Expenses related to these programs, which are based in part on estimates, are recorded in the period in which the related services are provided. Historically, we have primarily arranged health care services for our members by contracting with health care providers on a capitated basis, regardless of the services provided to each member. Under some of our capitation contracts, we partially share the risk of excess health care expenses with health care providers, meaning that if member utilization of health care services exceeds agreed-upon amounts or falls into certain defined categories, we partially share the excess expenses with the applicable health care provider. Under fee-for-service arrangements, we generally bear the full risk of member utilization of health care services.

Specialty Segment. Health care services and other expenses for our specialty companies primarily comprise payments to physicians, hospitals and other health care providers under capitated or fee-for-service based contracts for services provided to our behavioral health and dental and vision members and the cost of acquiring drugs by the PBM subsidiary in its mail operation and the cost of providing drugs in the retail environment for clients where we assume margin or pricing risk. Health care services and other expenses also include expenses for administrative services performed by our specialty companies.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Membership

Health Plans Segment Membership. Total managed care membership increased 9% to approximately 3.2 million members at March 31, 2005 from approximately 2.9 million members at March 31, 2004.

Commercial membership increased approximately 11% at March 31, 2005 compared to the prior year primarily due to an increase in membership of approximately 434,000 members in our PPO and employer self-funded products, of which approximately 308,000 were the result of the AMS acquisition. Membership increases in the PPO and employer self-funded products were offset by a net decrease in commercial HMO membership primarily due to the termination of large employer groups in Texas, California, Colorado, and Oklahoma effective January 1, 2005.

Medicare Advantage membership increased approximately 4% at March 31, 2005 compared to the prior year primarily due to increased membership in Arizona, California, and Texas due to improved field sales, service area expansions and sales through new broker channels.

Medicare Supplement membership increased approximately 25% at March 31, 2005 compared to the prior year primarily due to individual membership growth from the broker channel particularly in Texas, Michigan, and Georgia.

We anticipate that our health plans segment membership will increase in 2005, which includes expansion through our completed acquisitions.

Below is a summary of our commercial and senior membership.

	March 31, 2005			March 31, 2004
	Commercial	Medicare Advantage	Total	Commercial	Medicare Advantage	Total
Managed Care Membership(1)
Arizona	174,000	107,800	281,800	162,500	92,000	254,500
California	1,475,900	360,700	1,836,600	1,477,100	357,500	1,834,600
Colorado	222,200	52,300	274,500	247,600	52,200	299,800
Florida	29,500	—	29,500	—	—	—
Guam	26,500	—	26,500	27,100	—	27,100
Illinois	36,000	—	36,000	—	—	—
Michigan	44,100	—	44,100	—	—	—
Nevada	44,800	25,900	70,700	34,600	25,200	59,800
Oklahoma	65,800	15,100	80,900	83,400	15,800	99,200
Oregon	55,300	22,900	78,200	58,200	23,400	81,600
Texas	108,500	89,000	197,500	86,200	74,700	160,900
Washington	62,100	42,400	104,500	63,300	48,200	111,500
Other states	137,100	—	137,100	—	—	—

Total Managed Care Membership	2,481,800	716,100	3,197,900	2,240,000	689,000	2,929,000

Total Membership
Commercial
HMO			1,780,600			1,973,100
PPO			595,500			240,000
Employer self-funded			105,700			26,900

Total Commercial			2,481,800			2,240,000

Senior
Medicare Advantage			716,100			689,000
Medicare Supplement			38,100			30,400
CMS Disease Management			3,700			—

Total Senior			757,900			719,400

Total Membership			3,239,700			2,959,400

(1)	Managed care membership includes HMO and PPO membership whether risk or self-funded.

Specialty Segment Membership. PBM unaffiliated membership at March 31, 2005 increased approximately 5% compared to the prior year primarily due to a net addition of approximately 128,100 members including 19 new clients. PBM PacifiCare membership at March 31, 2005 was comparable to the prior year.

Total behavioral health membership at March 31, 2005, increased approximately 21% compared to the prior year primarily due to the addition of unaffiliated membership on the East Coast in January 2005 as well as to growth in the Employee Assistance Program and Administrative Services Only products, or ASO, partially offset by PacifiCare membership losses in California, Colorado, and Oklahoma.

Total dental and vision membership at March 31, 2005, increased approximately 44% compared to the prior year primarily due to the addition of 195,600 members as a result of the AMS acquisition and new PacifiCare vision product offerings which resulted in increased membership in Arizona, California and Nevada, as well as expansion of dental and vision benefits to ASO members in Colorado as of January 2005.

We anticipate that our specialty segment membership will increase in 2005.

Below is a summary of our specialty membership.

	March 31, 2005			March 31, 2004
	PacifiCare	Unaffiliated	Total	PacifiCare	Unaffiliated	Total
Specialty Membership:
Pharmacy benefit management(1)	2,932,000	2,554,000	5,486,000	2,959,400	2,425,900	5,385,300
Behavioral health(2)	1,970,300	2,632,500	4,602,800	2,000,700	1,788,900	3,789,600
Dental and vision(2)	736,700	428,800	1,165,500	581,800	226,000	807,800

(1)	PBM PacifiCare membership represents members that are in our commercial, Medicare Advantage, Medicare Supplement or CMS Disease Management plans, excluding members covered under other PBM contracts. All of these members either have a prescription drug benefit or are able to purchase their prescriptions utilizing our retail network contracts or our mail service.

(2)	Behavioral health, dental and vision PacifiCare membership represents members in our commercial, Medicare Advantage, and Medicare Supplement plans that are also enrolled in our behavioral health, dental and/or vision plans.

Revenues

Health Plans Segment Revenue

Commercial Revenue. Commercial revenue increased 13%, or $180 million, to $1.57 billion for the three months ended March 31, 2005, from $1.39 billion for the three months ended March 31, 2004 as follows:

Three Months Ended March 31, 2005
(Amounts in millions)
Net membership increases primarily due to the acquisition of AMS, offset by membership decreases primarily in Colorado and Oklahoma	$114
Premium rate increases	66

Increase over the comparable period of the prior year	$180

We anticipate revenue increases in 2005 primarily due to membership and rate increases, which includes expansion through our completed acquisitions.

Senior Revenue. Senior revenue increased 15%, or $210 million, to $1.62 billion for the three months ended March 31, 2005 from $1.41 billion for the three months ended March 31, 2004 as follows:

Three Months Ended March 31, 2005
(Amounts in millions)
Premium rate increases	$142
Net membership increases	68

Increase over the comparable period of the prior year	$210

Premium rate increases are comprised of rate increases and include a full quarter impact of increases in 2005 related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA. In the first quarter of 2004 only the month of March included premium increases from the MMA legislation. Additionally, revenues related to risk adjustment factors were earned in the first quarter of 2005 with no corresponding revenue in first quarter of 2004.

We anticipate revenue increases in 2005 primarily due to membership and rate increases.

Specialty Segment Revenue. Specialty and other revenue increased 48%, or $72 million, to $222 million for the three months ended March 31, 2005, from $150 million for the three months ended March 31, 2004. The increase was primarily due to increased volume of PBM service contracts where we assume margin or pricing risk and increased mail service business as a result of increased unaffiliated PBM membership, increased revenue at our behavioral health subsidiary as a result of increased unaffiliated membership and increased dental revenues as a result of the acquisition of AMS.

Net Investment Income. Net investment income increased 56%, or $10 million, to $28 million for the three months ended March 31, 2005, from $18 million for the three months ended March 31, 2004 primarily due to higher invested balances and higher interest rates compared to the same period in the prior year.

Segment Margins

Health Plans Segment Margins

Commercial Margin. Our commercial margin increased 28%, or $60 million, to $278 million for the three months ended March 31, 2005, from $218 million for the three months ended March 31, 2004 as follows:

Three Months Ended March 31, 2005
(Amounts in millions)
Commercial revenue increases (as noted above)	$180
Increases in health care services and other expenses primarily as a result of the acquisition of AMS, offset by net commercial membership decreases primarily in Colorado and Oklahoma	(96)
Increases in health care services and other expenses as a result of trend increases	(24)

Increase over the comparable period of the prior year	$60

We anticipate our commercial margin for the year ending December 31, 2005 will be slightly higher than 2004.

Senior Margin. Our senior margin increased 14%, or $26 million, to $211 million for the three months ended March 31, 2005, from $185 million for the three months ended March 31, 2004 as follows:

Three Months Ended March 31, 2005
(Amounts in millions)
Senior revenue increases (as noted above)	$210
Increases in health care services and other expenses as a result of trend increases and benefit adjustments	(125)
Increases in health care services and other expenses as a result of net senior membership increases	(59)

Increase over the comparable period of the prior year	$26

We anticipate our senior margin for the year ending December 31, 2005 will be lower than in 2004 primarily due to health care services and other expenses which are expected to outpace the increases in our premium revenue.

Specialty Segment Margin. Our specialty and other margin increased 29%, or $20 million, to $89 million for the three months ended March 31, 2005, from $69 million for the three months ended March 31, 2004 which was primarily driven by increased volume of mail service business as a result of growth in unaffiliated PBM membership and an increase in our dental business as a result of the acquisition of AMS.

Medical Loss Ratio. Our medical loss ratios, or MLRs, are calculated using premium revenue and related health care services and other expenses and cannot be directly calculated from the line items in the Condensed Consolidated Statement of Income. Our MLRs are calculated using the following categories of revenue and expenses:

•	Private — Commercial: includes premium revenue and related health care services and other expenses for our commercial HMO products (including Federal Employees Health Benefit Program, or FEHBP, and state and local government contracts), PPO products, and other indemnity, behavioral, dental and vision plans;

•	Private — Senior: includes premium revenue and related health care services and other expenses for our Medicare Supplement and Senior Supplement products where premiums are paid in full by the employer or the consumer;

•	Government — Senior: includes premium revenue and related health care services and other expenses for our Medicare Advantage, HMO and PPO products and other senior products where premiums are paid principally through government programs.

All non-premium revenues and related health care services and other expenses are excluded from the calculation of our MLR.

The consolidated MLR and its components for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,
	2005	2004
Medical loss ratio:
Consolidated	84.3%	85.1%
Private — Commercial	81.9%	83.6%
Private — Senior	82.9%	83.1%
Private — Consolidated	81.9%	83.6%
Government — Senior	86.9%	86.6%
Government — Consolidated	86.9%	86.6%

Private — Commercial MLR. Our private — commercial MLR decreased to 81.9% for the three months ended March 31, 2005 compared to 83.6% for the same period in 2004. The decrease was primarily driven by a 14% increase in premium revenue, offset by a 12% increase in health care services and other expenses.

Private — Senior MLR. Our private — senior MLR decreased to 82.9% for the three months ended March 31, 2005 compared to 83.1% for the same period in 2004, primarily due to a 14% increase in premium revenue, offset by a 13% increase in health care services and other expenses.

Government — Senior MLR. Our government — senior MLR increased to 86.9% for the three months ended March 31, 2005 compared to 86.6% for the same period in 2004. The increase was driven by a 16% increase in health care services and other expenses that outpaced the 15% increase in premium revenue.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased 22%, or $80 million, to $449 million for the three months ended March 31, 2005, from $369 million for the three months ended March 31, 2004. Total selling, general and administrative expenses increased primarily due to selling, general and administrative expenses associated with AMS, increased broker commissions as a result of a shift in product mix, increased advertising, and costs incurred in our preparations to become a national prescription drug plan administrator for the new Medicare Part D benefit.

Selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income) increased compared to the same period in the prior year primarily due to the increase in selling, general and administrative expenses as described above.

	Three Months Ended March 31,
	2005	2004
Selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income)	13.2%	12.5%

Interest Expense. Interest expense increased 55%, or $6 million, to $17 million for the three months ended March 31, 2005, from $11 million for the three months ended March 31, 2004. The increase was due to higher outstanding balances on our new senior credit facility which we entered into in December 2004 in conjunction with our acquisition of AMS.

Provision for Income Taxes. The effective income tax rate was 38.8% for the quarter ended March 31, 2005, compared with 38.9% for the quarter ended March 31, 2004. We have revised our effective income tax rate primarily due to a decrease in the level of non-deductible stock-based compensation in 2005.

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

Liquidity and Capital Resources

Operating Cash Flows. Our consolidated cash and equivalents and marketable securities increased $64 million or 2% to $2.8 billion at March 31, 2005, from $2.8 billion at December 31, 2004.

Cash flows provided by operations were $128 million (or $123 million, excluding the impact of unearned premium revenue) for the three months ended March 31, 2005 compared to cash flows used in operations of $218 million (or cash flows provided by operations of $164 million, excluding the impact of unearned premium revenue) for the three months ended March 31, 2004. The increase was primarily related to the changes in assets and liabilities as discussed below in “Other Balance Sheet Change Explanations.”

Investing Activities. For the three months ended March 31, 2005, investing activities used $123 million of cash compared to $44 million used during the three months ended March 31, 2004. The change was primarily related to increased purchases of unrestricted and restricted marketable securities and cash paid in connection with the acquisition of AMS.

Financing Activities. For the three months ended March 31, 2005, financing activities used $12 million of cash compared to $16 million provided during the three months ended March 31, 2004. The changes were as follows:

•	We received $11 million from the issuance of common stock for three months ended March 31, 2005 in connection with exercises of employee stock options and our employee stock purchase plan compared to $21 million during the same period in 2004.

•	We purchased and retired $13 million of our common stock related to the withholding of shares under our employee stock plan awards to satisfy tax withholding obligations and purchased and retired $3 million during the same period in 2004.

•	We paid $9 million on our long-term debt during the three months ended March 31, 2004 compared to $0.5 million during the same period in 2004.

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

A summary of our repurchase activity for the three months ended March 31, 2005 and 2004 is as follows:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased Under our Stock Repurchase Program(2)	Dollar Value of Shares that may yet be Purchased Under the Repurchase Program(2)
2005
January 1 – January 31	220,477	$57.21	—	$49,993,000
February 1 – February 28	620	$62.00	—	$49,993,000
March 1 – March 31	303	$64.08	—	$49,993,000

Total	221,400	$57.23	—

2004
January 1 – January 31	70,200	$33.87	—	$—
February 1 – February 29	3,875	$31.72	—	$—
March 1 – March 31	303	$37.16	—	$—

Total	74,378	$33.77	—

(1)	The total number of shares purchased includes shares delivered to, or withheld by us in connection with employee payroll tax withholding upon vesting of restricted stock and shares purchased under our stock repurchase program.

(2)	Our stock repurchase program authorized the repurchase of up to $150 million of our common stock. No shares were repurchased under the stock repurchase program for the three months ended March 31, 2005.

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

We have $325 million in aggregate principal amount of 10 3/4% senior notes due in 2009 outstanding. The 10 3/4% senior notes were issued in May 2002 at 99.389% of the aggregate principal amount; the initial discount is being amortized over the term of the notes. We may redeem the 10 3/4% senior notes at any time on or after June 1, 2006 at an initial redemption price equal to 105.375% of their principal amount plus accrued and unpaid interest. The redemption price will thereafter decline annually. Additionally, at any time on or prior to June 1, 2006, we may redeem the 10 3/4% senior notes upon a change of control, as defined in the indenture for the notes, at 100% of their principal amount plus accrued and unpaid interest and a “make-whole” premium.

Certain of our domestic subsidiaries fully and unconditionally guarantee the 10 3/4% senior notes. See Note 12 of the Notes to Condensed Consolidated Financial Statements.

In April 2003, we entered into an interest rate swap on $300 million of our 10 3/4% senior notes for the purpose of hedging the fair value of our indebtedness. Under the terms of the agreement, we made interest payments based on the three-month London Interbank Offered Rate, or LIBO Rate, plus 692 basis points and received interest payments based on the 10 3/4% fixed rate. Our current floating rate under the swap agreement was 9.83%, at March 31, 2005 which is based on a 90-day LIBO Rate of 2.91% plus 692 basis points. The three-month LIBO Rate we used to determine our interest payments under the swap agreement was first established on June 2, 2003 and reset every three months thereafter. On April 20, 2005, we terminated our swap agreement. The remaining swap value of approximately $7.5 million, representing a discount of the fair value of our 10 3/4% senior notes, will be amortized as a yield adjustment through June 2009, which correlates to the corresponding debt maturity.

In December 2004, we replaced our senior credit facility with a new syndicated senior Credit Agreement, or the Credit Agreement, with the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Bookrunner, Morgan Stanley Senior Funding, Inc., as Syndication Agent and Co-Arranger and CIBC, Inc., The Bank of New York, and Wells Fargo Bank, N.A., as Co-Documentation Agents. The new facility consists of a $200 million term A loan, which matures on December 13, 2009, a $425 million term B loan, which matures on December 13, 2010, and a $200 million revolving line of credit, which matures on December 13, 2009. We used the proceeds of the term A and term B loans to refinance approximately $149 million (including accrued interest and fees of approximately $1 million) outstanding under our previous senior credit facility entered into in June 2003, to refinance approximately $30 million outstanding under the senior credit facility of AMS and to fund a portion of the merger consideration paid to acquire AMS. In connection with the Credit Agreement, we incurred approximately $9 million in fees and expenses that are being amortized over the life of the facility. As of March 31, 2005, we had $616 million outstanding on the term A and term B loans and no balance outstanding on the revolving line of credit. There were no borrowings under the revolving line of credit during the quarter ended March 31, 2005.

The credit facility provides us with two interest rate options for borrowings under the term loans, to which a margin spread is added: (1) the LIBO Rate multiplied by the Statutory Reserve Rate and (2) JPMorgan Chase Bank’s prime rate (or, if greater, the Federal Funds Rate plus 0.5%), which we refer to as the alternate base rate. The margin spread for the term loans is based upon our current Standard & Poor’s Ratings Services and Moody’s Investor Service debt ratings. The margin spread for LIBO Rate borrowings range from 0.75% to 1.75% per annum under the term A loan and 1.25% to 1.5% per annum under the term B loan. The margin spread for alternate base rate borrowings range from 0% to 0.75% per annum under the term A loan and 0.25% to 0.5% per annum under the term B loan. All of our borrowings under the term loans are currently LIBO Rate borrowings with rates ranging from 4.25% to 4.94%. The interest rates per annum applicable to revolving credit borrowings are, at our option, either LIBO Rate borrowings with the same margin spread as our term A loan or alternate base rate borrowings with the same margin spread applicable to the term A loan. We also pay a commitment fee on the average daily unused amount of the revolving credit commitment. The commitment fee range is based upon our current debt rating and ranges from 0.15% to 0.5% per annum. The current commitment fee rate is 0.375% per annum.

The Credit Agreement contains various covenants customary for financings of this type which place restrictions on our and/or our subsidiaries’ ability to incur debt, pay dividends, create liens, make investments, optionally repay, redeem or repurchase our securities and enter into mergers, dispositions and transactions with affiliates. The Credit Agreement also requires we meet various financial ratios, including a maximum consolidated leverage ratio, a minimum consolidated net worth requirement and a minimum fixed charge coverage requirement. At March 31, 2005, we were in compliance with all of these covenants.

Certain of our domestic subsidiaries provide guarantees and have granted security interests to the lenders in substantially all of their personal property in order to secure our obligations and their guarantees under the Credit Agreement. See Note 12 of the Notes to Condensed Consolidated Financial Statements. We have also pledged the equity of certain of our subsidiaries to the lenders as security for the Credit Agreement.

On December 13, 2004, we completed our acquisition of AMS. We paid $32.75 in cash for each share of AMS common stock outstanding and cashed out all outstanding options on a net basis for a total equity purchase price of approximately $505 million. We also repaid approximately $30 million of outstanding indebtedness of AMS in connection with the closing of the acquisition. We financed the acquisition through proceeds from a new $825 million credit facility as described above and the use of internally generated cash.

On November 29, 2004, we entered into a definitive agreement to acquire Pacific Life’s group health insurance business. This acquisition was completed on April 27, 2005.

In April 2005, our debt was rated by the major credit rating agencies as follows:

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

We expect to fund our working capital requirements and capital expenditures during the next twelve months from our cash flow from operations or from capital market transactions. We have taken a number of steps to increase our internally generated cash flow, including increasing premiums, increasing our marketing of specialty product lines, introducing new products to generate new revenue sources and reducing our health care expenses by, among other things, exiting from unprofitable markets and cost savings initiatives. If our cash flow is less than we expect due to one or more of the risk factors described in “Cautionary Statements,” or our cash flow requirements increase for reasons we do not currently foresee or we make any acquisitions as part of our growth strategy, then we may need to draw down available funds on our revolving line of credit which matures in June 2009 or issue additional debt or equity securities. A failure to comply with any covenant in the senior credit facility could make funds under our revolving line of credit unavailable. We also may be required to take additional actions to reduce our cash flow requirements, including the deferral of planned investments aimed at reducing our selling, general and administrative expenses. The deferral or cancellation of any investments could have a material adverse impact on our ability to meet our short-term business objectives. We regularly evaluate cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. We may elect to raise additional funds for these purposes either through additional debt or equity, the sale of investment securities or otherwise as appropriate. We have an effective shelf registration statement on file with the Securities and Exchange Commission under which we may sell common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units in one or more offerings from time to time up to a total dollar amount of $600 million. As of March 31, 2005, we have approximately $400 million available under the shelf registration after our common stock offering in November 2003. The actual amount of any securities issued, the terms of those securities and the intended use of the proceeds from any sale, will be determined at the time of sale, if any such sale occurs.

Other Balance Sheet Change Explanations

Receivables, Net. Receivables, net as of March 31, 2005, increased $17 million from December 31, 2004 primarily due to an increase in receivables from CMS related to risk adjustment factor amounts which are expected to be received in the second half of the year.

Medical Claims and Benefits Payable. The majority of our medical claims and benefits payable represent liabilities related to our fee-for-service based contracts. Under fee-for-service based contracts, claims are payable once incurred and cash disbursements are made to health care providers for services provided to members after the related claim has been submitted and adjudicated. Under capitated contracts, health care providers are prepaid on a fixed fee per member per month basis, regardless of the services provided to members. The liabilities that arise for capitated contracts relate to timing issues primarily due to membership changes that may occur. As of March 31, 2005, approximately 89% of medical claims and benefits payable was attributable to fee-for-service based contracts.

The following table presents the breakdown of our medical claims and benefits payable:

	March 31, 2005	December 31, 2004
	(Amount in millions)
Incurred But Not Reported (IBNR)	$1,016	$1,004
Capitation and All Other Medical Claims and Benefits Payable	186	188

Medical Claims and Benefits Payable	$1,202	$1,192

Medical claims and benefits payable as of March 31, 2005 increased $10 million from the balance as of December 31, 2004, primarily due to an increase in IBNR due to an overall increase in contract rates offset by a decrease in overall risk membership, as well as payment of run-out claims on our non-renewed HMO business.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities, including accrued compensation and employee benefits, decreased $27 million from the balance as of December 31, 2004, primarily due to a decrease of $47 million in accrued compensation and employee benefits as a result of payments of incentive compensation partially offset by an increase of $18 million in accrued taxes and $2 million in the timing of trade payables.

Stockholders’ Equity. The increase of $88 million in stockholders’ equity from December 31, 2004, was primarily due to net income and the activity related to share-based compensation. This increase was partially offset by the costs incurred to acquire treasury shares.

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

Incurred But Not Reported or Paid Claims Reserves. We estimate the amount of our reserves for claims incurred but not reported (including those received but not yet paid), or IBNR, under our fee-for-service based provider contracts and our fee-for-service carve-outs from our capitated provider contracts, primarily using standard actuarial methodologies based on historical data. These standard actuarial methodologies include, among other factors, contractual requirements, historical utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefit changes, expected health care cost inflation, seasonality patterns and changes in membership along with a provision for adverse claims development. Because the reserve methodology is based upon historical information, it must be adjusted for known or suspected operational and environmental changes. These adjustments are made by our actuaries based on their estimate of emerging impacts to benefit costs and payment speed. The provision for adverse claims development is intended to account for variability in the following types of current and other environmental factors:

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

All of the above factors are and have been considered in our estimates for every quarter.

We believe that the provision for adverse claims development is appropriate because it provides a relatively constant addition to the liability calculated by our standard model and hindsight has shown that often at least a portion of this reserve has been used to cover additional claims not covered by the standard model IBNR estimate and that were incurred prior to the end of a quarter but paid after quarter end.

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

The completion factors and claims PMPM trend factors are the most significant factors we use in estimating our IBNR. The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by these factors:

Completion Factor(a) Increase (Decrease) in Factor	Increase (Decrease) in Medical Claims Payable
(Amounts in millions)
(3)%	$53
(2)%	35
(1)%	17
1%	(17)
2%	(34)
3%	(50)

Claims Trend(b) Increase (Decrease) in Factor	Increase (Decrease) in Medical Claims Payable
(Amounts in millions)
(3)%	$(19)
(2)%	(13)
(1)%	(6)
1%	6
2%	13
3%	19

(a)	Reflects estimated potential changes in medical claims payable caused by changes in completion factors in each of the most recent four months.

(b)	Reflects estimated potential changes in medical claims payable caused by changes in annualized claims trend used for the estimation of PMPM claims for the most recent four months.

In addition, assuming a hypothetical 1% difference between our March 31, 2005 estimated claims liability and the actual claims incurred run-out, net income for the year ended March 31, 2005 would increase or decrease by approximately $10 million, while diluted net income per share would increase or decrease by $0.06 per share, net of tax.

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

We adopted SFAS No. 142 on January 1, 2002 and, accordingly, no longer amortize goodwill and other intangible assets with indefinite useful lives. In accordance with SFAS No. 142, we determined no adjustments to recorded amounts were required as of March 31, 2005 and 2004.

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

If we fail to implement our strategic initiatives successfully, our revenues could decline and our results of operations could be adversely affected.

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

To reduce insolvency risk, we have developed contingency plans that include shifting members to other providers and reviewing operational and financial plans to monitor and maximize financial and network stability. In a limited number of circumstances, we have also taken steps to establish security reserves for insolvency issues. Security reserves are most frequently in the forms of letter of credit or segregated funds that are held in the provider’s name in a third party financial institution. The reserves may be used to pay claims that are the financial responsibility of the provider. These security reserves may not be adequate to cover claims that are the financial responsibility of the provider. If our reserves are inadequate to cover these claims, our operating results could be adversely affected.

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

Our selling, general and administrative expenses have been rising due in part to our continued investment in strategic initiatives and could increase more than we anticipate as a result of a number of factors, which could adversely impact our profitability. These factors include:

•	our need for additional investments in PBM expansion, medical management, underwriting and actuarial resources and technology;

•	our investment in new products that do not generate adequate revenue;

•	our need for additional investments in information technology projects, including consolidation of our existing systems that manage membership, eligibility, capitation, claims processing and payment information and other important information;

•	our need for increased claims administration, personnel and systems;

•	our greater emphasis on small group and individual health insurance products, which may result in an increase in the commissions we pay to brokers and agents;

•	the necessity to comply with regulatory requirements, including, without limitation, the MMA legislation and other recent changes in privacy and health care laws;

•	the success or lack of success of our marketing and sales plans to attract new customers, and create customer acceptance for new products;

•	our ability to estimate costs for our self-insured retention for medical malpractice claims; and

•	our ability to estimate legal expenses and settlements associated with litigation that has been or could be brought against us.

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

Our business depends significantly on effective information systems. The information gathered and processed by our management information systems assists us in among other things, marketing and sales tracking, underwriting, billing, claims processing, capitation processing, medical management, medical cost and utilization trending, financial and management accounting, reporting, planning and analysis and e-commerce. These systems also support our on-line customer service functions, provider and member administrative functions and support our tracking and extensive analyses of health care costs and outcome data. Any inability or failure to properly maintain management information systems including, among other things, ensuring that such management information systems comply with the security standards mandated by the Health Insurance Portability and Accountability Act of 1996, or any inability or failure to successfully update or expand processing capability or develop new capabilities to meet our business needs, could result in operational disruptions, loss of existing customers, difficulty in attracting new customers, disputes with customers and providers, regulatory problems, increases in administrative expenses and other adverse consequences.

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

We are also subject to class action litigation that was pending against AMS when we acquired AMS. For example, AMS recently received final approval from an Alabama Circuit Court of the certification and settlement of a class action lawsuit involving the rating methodology formerly used by AMS for group health benefit plans marketed to individuals in Alabama and Georgia. For additional information, see Note 8 of the Notes to Condensed Consolidated Financial Statements.

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

In January 2005, CMS published final regulations for Title I (Prescription Drug Plan) and Title II (Medicare Advantage Program) of the MMA. Achieving timely compliance with the rules could require substantial additional risk capital as well as investments in modifying our existing systems and work processes and developing new systems and processes.

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

Like other health care companies, we use agents and independent brokers to sell our products. While we are not aware of any unlawful practices by our agents and brokers in connection with the sale of our products, current investigations of the insurance industry by the New York Attorney General, the Commissioner of Insurance of California and other regulators could result in changes in industry practices that could have an adverse affect on our ability to market our products.

Our investment portfolio is subject to economic and market conditions as well as regulation that may adversely affect the performance of the portfolio.

The market value of our investments fluctuates depending upon economic and market conditions. Since virtually all of our investments consist of fixed-income securities, increases in interest rates may adversely affect the market value, and in certain instances, the duration of investments in our portfolios. Our regulated subsidiaries are also subject to state laws and regulations that require diversification of our investment portfolio and limit the amount of investments we can make in riskier investments that could generate higher returns. In some cases, these laws could require the sale of investments in our portfolio. We cannot be certain that our investment portfolio will produce total positive returns in future periods or that we will not sell investments at prices that are less than the carrying value of these investments.

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

Our PBM is also subject to federal and state anti-remuneration laws that govern its relationships with pharmaceutical manufacturers. Federal and state legislatures are considering new regulations for the industry that could adversely affect current industry practices, including the receipt of rebates from pharmaceutical companies. In addition, if a court were to determine that our PBM acts as a fiduciary under the Employee Retirement Income Security Act, or ERISA, we could be subject to claims for alleged breaches of fiduciary obligations in implementation of formularies, preferred drug listings and therapeutic intervention programs and other transactions. We also conduct business as a mail order pharmacy, which subjects us to extensive federal, state and local regulation, as well as risks inherent in the packaging and distribution of pharmaceuticals and other health care products. The failure to adhere to these regulations could expose our PBM subsidiary to civil and criminal penalties. We also face potential claims in connection with claimed errors by our mail order pharmacy.

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

We have recently acquired AMS and Pacific Life’s group health insurance business and we may pursue other acquisitions of other companies or businesses from time to time. Although we review the records of companies or businesses we plan to acquire, even an in-depth review of records may not reveal existing or potential problems or permit us to become familiar enough with a business to assess fully its capabilities and deficiencies. As a result, we may assume unanticipated liabilities or adverse operating conditions, or an acquisition may not perform as well as expected. We face the risk that the returns on acquisitions will not support the expenditures or indebtedness incurred to acquire such businesses, or the capital expenditures needed to develop such businesses. We also face the risk that we will not be able to integrate acquisitions into our existing operations effectively without substantial expense, delay or other operational or financial problems. Integration may be hindered by, among other things, differing procedures, including internal controls, business practices and technology systems. We may need to divert more management resources to integration than we planned, which may adversely affect our ability to pursue other profitable activities.

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

We manage our asset interest rate risk within a duration band established by us, and tied to our liabilities. Credit risk is managed by maintaining a high level of average credit ratings and both sector and issuer diversification. We regularly evaluate our interest rate risks, as well as the appropriateness of investments, relative to our internal investment guidelines and those of the states in which we do business. We operate within these guidelines by maintaining a well-diversified portfolio, both across market sectors and within asset classes. No material changes to our interest rate or credit quality risks have occurred since December 31, 2004.

Changes in the value of our investment portfolio which is available-for-sale are recognized, net of tax, in the balance sheet through stockholders’ equity. We believe that our cash flows and short duration of our investment portfolio allow us to hold securities to maturity, thereby avoiding realized losses should interest rates rise significantly.

Debt

In April 2003, we entered into an interest rate swap on $300 million in aggregate principal of our 10 3/4% senior notes for the purpose of hedging the fair value of our indebtedness. Under the terms of the agreement, we made interest payments based on the three-month London Interbank Offered Rate, or LIBO Rate, plus 692 basis points and received interest payments based on the 10 3/4% fixed rate. The three-month LIBO Rate we used to determine our interest payments under the swap agreement was first established on June 2, 2003 and reset every three months thereafter. On April 20, 2005, we terminated our swap agreement. The remaining swap value of approximately $7.5 million, representing a discount of the fair value of our 10 3/4% senior notes, will be amortized through June 2009 as a yield adjustment, which correlates to the corresponding debt maturity.

Our senior notes, due in 2009, have a fixed interest rate of 10 3/4%. Our convertible subordinated debentures, due in 2032, have a fixed interest rate of 3%. The fair value of these instruments is affected by changes in market interest rates, and in the case of the convertible subordinated debentures, the value of the underlying shares. As of March 31, 2005, the combined carrying value of our senior notes and convertible subordinated debentures, net of discount, was $459 million. The combined fair value of our senior notes and convertible subordinated debentures was $727 million. Considerable judgment is required to develop estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The following table presents the expected cash outflows relating to our fixed rate long-term borrowings as of March 31, 2005. Since we terminated the swap agreement in April 2005, the effect of the swap agreement has been excluded from the table below. These outflows include both expected principal and interest payments consistent with the terms of the outstanding debt as of March 31, 2005. For terms relating to our long-term debt, see Note 4 of the Notes to Condensed Consolidated Financial Statements.

	2006	2007	2008	2009	2010	Thereafter	Total
	(Amounts in millions)
Fixed rate borrowings:
Principal	$—	$—	$—	$325.0	$—	$135.0	$460.0
Interest	39.0	39.0	39.0	18.7	4.1	93.2	233.0

	$39.0	$39.0	$39.0	$343.7	$4.1	$228.2	$693.0

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

Under the supervision and with the participation of our management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2005.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

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

None.

Item 6: Exhibits

An “Exhibit Index” is filed as part of this Form 10-Q on page 51 and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICARE HEALTH SYSTEMS, INC.
(Registrant)

Date: May 4, 2005	By:	/s/ GREGORY W. SCOTT
Gregory W. Scott Executive Vice President, Finance and Enterprise Services and Chief Financial Officer (Principal Financial Officer)

Date: May 4, 2005	By:	/s/ PETER A. REYNOLDS
Peter A. Reynolds Senior Vice President and Corporate Controller (Chief Accounting Officer)

PACIFICARE HEALTH SYSTEMS, INC.

EXHIBIT INDEX

2.01	Agreement and Plan of Merger, dated as of September 15, 2004 between the Registrant, Ashland Acquisition Corp., and American Medical Security Group, Inc. (incorporated by reference to Exhibit 2.01 of Registrant’s Form 8-K, dated September 15, 2004).

3.01	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-3 (File No. 333-83069)).

3.02	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K, dated November 19, 1999).

3.03	Amendment to Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.03 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).

3.04	First Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.04 to Registrant’s Form 10-K for the year ended December 31, 2003).

4.01	Form of Specimen Certificate For Registrant’s Common Stock (incorporated by reference to Exhibit 4.02 to Registrant’s Form 10-K for the year ended December 31, 1999).

4.02	Indenture, dated as of November 22, 2002, between Registrant and U.S. Bank National Association (as Trustee) (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-3 (File No. 333-102909)).

4.03	Registration Rights Agreement, dated as of November 22, 2002, between the Registrant and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-3 (File No. 333-102909)).

4.04	Indenture, dated as of May 21, 2002, among PacifiCare Health Systems, Inc., as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc. and SeniorCo, Inc., as initial subsidiary guarantors, and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).

4.05	Registration Rights Agreement, dated May 21, 2002, by and among PacifiCare Health Systems, Inc., PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc., SeniorCo, Inc., Morgan Stanley & Co. Incorporated and UBS Warburg LLC (incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).

4.06	Supplemental Indenture, dated as of September 15, 2003, by and among PacifiCare Health Systems, Inc., as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc., and SeniorCo, Inc., as initial subsidiary guarantors, RxSolutions, Inc., PacifiCare Behavioral Health, Inc. and Secure Horizons USA, Inc., as PHPA subsidiary guarantors, U.S. Bank National Association, as successor to the State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.06 to Registrant’s Form 10-K for the year ended December 31, 2003).

4.07	Second Supplemental Indenture, dated as of November 19, 2003, by and among PacifiCare Health Systems, Inc., as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., MEDeMORPHUS Healthcare Solutions, Inc. (formerly known as Rx-Connect, Inc.) and SeniorCo, Inc., as initial subsidiary guarantors, RxSolutions, Inc., PacifiCare Behavioral Health, Inc. and Secure Horizons USA, Inc., as PHPA subsidiary guarantors, PacifiCare of Arizona, Inc. and PacifiCare of Oklahoma, Inc., as additional subsidiary guarantors, U.S. Bank National Association, as successor to the State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.07 to Registrant’s Form 10-Q for the quarter ended September 30, 2004).

4.08	Third Supplemental Indenture, dated as of January 14, 2004, by and among PacifiCare Health Systems, Inc., as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., MEDeMORPHUS Healthcare Solutions, Inc. (formerly known as Rx-Connect, Inc.), SeniorCo, Inc., RxSolutions, Inc., PacifiCare Behavioral Health, Inc., Secure Horizons USA, Inc., PacifiCare of Arizona, Inc. and PacifiCare of Oklahoma, Inc., as existing subsidiary guarantors, PacifiCare Southwest Operations, Inc., as additional subsidiary guarantor, U.S. Bank National Association, as successor to the State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.08 to Registrant’s Form 10-Q for the quarter ended September 30, 2004).

4.09	Fourth Supplemental Indenture, dated as of December 13, 2004, by and among PacifiCare Health Systems, Inc., as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., MEDeMORPHUS Healthcare Solutions, Inc. (formerly known as Rx-Connect, Inc.), SeniorCo, Inc., RxSolutions, Inc., PacifiCare Behavioral Health, Inc., Secure Horizons USA, Inc., PacifiCare of Arizona, Inc., PacifiCare of Oklahoma, Inc., and PacifiCare Southwest Operations, Inc., as existing subsidiary guarantors, American Medical Security Group, Inc., as additional subsidiary guarantor, U.S. Bank National Association, as successor to the State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.09 to Registrant’s Form 10-K for the year ended December 31, 2004).

*4.10	Fifth Supplemental Indenture, dated as of March 11, 2005, by and among PacifiCare Health Systems, Inc., as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., MEDeMORPHUS Healthcare Solutions, Inc. (formerly known as Rx-Connect, Inc.), SeniorCo, Inc., RxSolutions, Inc., PacifiCare Behavioral Health, Inc., Secure Horizons USA, Inc., PacifiCare of Arizona, Inc., PacifiCare of Oklahoma, Inc., PacifiCare Southwest Operations, Inc. and American Medical Security Group, Inc., as existing subsidiary guarantors, Nurse Healthline, Inc. and Continental Plan Services, Inc. as additional subsidiary guarantors and U.S. Bank National Association, as successor to the State Street Bank and Trust Company of California, N.A., as trustee, a copy of which is filed herewith.

4.11	Specimen Form of Exchange Global Note for the 10 3/4% Senior Notes due 2009 (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).

4.12	Rights Agreement, dated as of November 19, 1999, between the Registrant and Chase Mellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K, dated November 19, 1999).

10.01	Senior Executive Employment Agreement, dated as of March 30, 2004, between the Registrant and Howard G. Phanstiel (incorporated by reference to Exhibit 10.01 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.02	Senior Executive Employment Agreement, dated as of August 1, 2004, between the Registrant and Gregory W. Scott (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K, dated October 13, 2004).

10.03	Senior Executive Employment Agreement, dated as of March 1, 2002, between Registrant and Bradford A. Bowlus (incorporated by reference to Exhibit 99.4 to Registrant’s Form 10-Q for the quarter ended March 31, 2002).

10.04	Senior Executive Employment Agreement, dated as of July 22, 2002, between the Registrant and Jacqueline B. Kosecoff, Ph.D. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended September 30, 2002).

10.05	Senior Executive Employment Agreement, dated as of March 31, 2005, between the Registrant and Katherine F. Feeny (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K dated April 4, 2005).

10.06	Senior Executive Employment Agreement, dated as of January 1, 2005, between the Registrant and Joseph S. Konowiecki (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K, dated January 4, 2005).

10.07	Senior Executive Employment Agreement, dated as of December 2, 2002, between the Registrant and Sharon D. Garrett (incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2002).

10.08	Senior Executive Employment Agreement, dated as of October 3, 2004, between the Registrant and Peter A. Reynolds (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K, dated October 13, 2004).

10.09	Senior Executive Employment Agreement, dated as of March 1, 2005, between the Registrant and James Frey (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K, dated March 25, 2005).

10.10	Senior Executive Employment Agreement, dated as of March 1, 2005, between the Registrant and Sam W. Ho (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K, dated April 13, 2005).

10.11	1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit 10.05 to Registrant’s Form 8-B, dated January 23, 1997).

10.12	First Amendment to 1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit D to Registrant’s Proxy Statement, dated May 25, 1999).

10.13	Second Amendment to the 1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).

10.14	Form of Restricted Stock Grant Notice and Restricted Stock Grant Agreement under the 1996 Stock Option Plan for Officers and Key Employees of the Registrant, as amended (incorporated by reference to Exhibit 10.12 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.15	Form of Stock Option Agreement under the 1996 Stock Option Plan for Officers and Key Employees of the Registrant, as amended (incorporated by reference to Exhibit 10.13 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.16	2000 Employee Plan (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-44038)).

10.17	First Amendment to the 2000 Employee Plan of the Registrant (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).

10.18	Form of Restricted Stock Grant Notice and Restricted Stock Grant Agreement under the 2000 Employee Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.16 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.19	Form of Stock Option Agreement under the 2000 Employee Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.20	Amended and Restated 2000 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 1 to Registrant’s Proxy Statement, dated May 18, 2001).

10.21	First Amendment to the Amended and Restated 2000 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).

10.22	Second Amendment to the Amended and Restated 2000 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 10.18 to Registrant’s Form 10-Q for the quarter ended September 30, 2003).

10.23	Form of Stock Option Agreement under the Amended and Restated 2000 Non-Employee Directors Stock Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.24	Amended and Restated 1996 Non-Officer Directors Stock Plan (incorporated by reference to Exhibit E to Registrant’s Proxy Statement, dated May 25, 1999).

10.25	First Amendment to Amended and Restated 1996 Non-Officer Directors Stock Option Plan (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-8 (File No. 333-49272)).

10.26	Form of Stock Option Agreement under the Amended and Restated 1996 Non-Officer Directors Stock Option Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.24 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.27	2003 Incentive Bonus Plan of the Registrant (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2003).

10.28	2003 Management Incentive Compensation Plan of the Registrant (incorporated by reference to Annex B to Registrant’s Proxy Statement, dated May 8, 2003).

10.29	Amended 1997 Premium Priced Stock Option Plan of the Registrant (incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement, dated April 28, 1998).

10.30	First Amendment to Amended 1997 Premium Priced Stock Option Plan, dated as of August 27, 1998 (incorporated by reference to Exhibit 10.12 to Registrant’s Form 10-K for the year ended December 31, 1998).

10.31	Third Amended and Restated PacifiCare Health Systems, Inc. Stock Unit Deferred Compensation Plan, dated January 1, 2002 (incorporated by reference to Exhibit 10.20 to Registrant’s Form 10-K for the year ended December 31, 2002).

10.32	First Amendment, dated as of January 22, 2003, to the Third Amended and Restated PacifiCare Health Systems, Inc. Stock Unit Deferred Compensation Plan, dated January 1, 2002 (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2002).

10.33	Third Amended and Restated PacifiCare Health Systems, Inc. Non-Qualified Deferred Compensation Plan, dated as of October 23, 2003 (incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-Q for the quarter ended September 30, 2003).

10.34	Second Amended and Restated PacifiCare Health Systems, Inc. Statutory Restoration Plan, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.23 to Registrant’s Form 10-K for the year ended December 31, 2002).

10.35	Amended and Restated 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to Registrant’s Proxy Statement dated April 22, 2004).

10.36	Form of Contract with Eligible Medicare+Choice Organization and the Centers for Medicare and Medicaid Services for the period January 1, 2004 to December 31, 2004 (incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-K for the year ended December 31, 2003).

10.37	Form of Indemnification Agreement by and between the Registrant and certain of its Directors and Executive Officers (incorporated by reference to Exhibit 10.26 to Registrant’s Form 10-Q for the quarter ended March 31, 2003).

10.38	Information Technology Services Agreement, dated as of December 31, 2001, between the Registrant and International Business Machines Corporation (incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-K for the year ended December 31, 2001).

10.39	Information Technology Services Agreement, dated as of January 11, 2002, between the Registrant and Keane, Inc. (incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-K for the year ended December 31, 2001).

10.40	Credit Agreement, dated as of December 13, 2004, between the Registrant, the Subsidiary Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.01 to the Registrant’s Form 8-K, dated December 13, 2004).

11.1	Statement regarding computation of per share earnings (included in Note 9 to the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q).

14.1	Financial Code of Ethics (incorporated by reference to Exhibit 14.1 to Registrant’s Form 10-K for the year ended December 31, 2003).

*15.1	Letter re: Unaudited Interim Financial Information, a copy of which is filed herewith.

*20.1	Report of Independent Registered Public Accounting Firm, a copy of which is filed herewith.

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*	A copy of this exhibit is being filed with this Quarterly Report on Form 10-Q.