Form 10-Q
period 2005-06-30
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 2005-08-03
CIK 1027974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

There were approximately 87,671,000 shares of common stock outstanding on July 29, 2005.

PACIFICARE HEALTH SYSTEMS, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$670,295	$824,104
Marketable securities	2,074,077	1,936,765
Receivables, net	405,394	317,362
Prepaid expenses and other current assets	47,879	54,746
Deferred income taxes	175,344	148,702

Total current assets	3,372,989	3,281,679

Property, plant and equipment, net	230,198	226,594
Marketable securities-restricted	182,203	140,298
Goodwill	1,333,434	1,278,677
Intangible assets, net	231,865	227,122
Other assets	77,305	72,547

	$5,427,994	$5,226,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1,250,700	$1,192,400
Accounts payable and accrued liabilities	446,887	514,336
Unearned premium revenue	91,889	89,496
Current portion of long-term debt	35,146	37,534

Total current liabilities	1,824,622	1,833,766

Long-term debt	891,702	916,520
Convertible subordinated debentures	135,000	135,000
Deferred income taxes	115,234	114,733
Other liabilities	55,534	38,460
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; issued and outstanding 87,628 shares in 2005 and 86,072 shares in 2004	876	861
Unearned compensation	(58,208)	(32,207)
Additional paid-in capital	1,650,111	1,569,118
Accumulated other comprehensive income (loss)	(2,895)	3,498
Retained earnings	816,018	647,168

Total stockholders’ equity	2,405,902	2,188,438

	$5,427,994	$5,226,917

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended June 30,
	2005	2004
Revenue:
Commercial	$1,678,717	$1,413,587
Senior	1,637,775	1,441,187
Specialty and other	230,454	170,845
Net investment income	34,510	21,829

Total operating revenue	3,581,456	3,047,448

Expenses:
Health care services and other:
Commercial	1,367,917	1,198,216
Senior	1,431,195	1,248,111
Specialty and other	137,421	93,420

Total health care services and other	2,936,533	2,539,747

Selling, general and administrative expenses	475,729	372,423

Operating income	169,194	135,278
Interest expense, net	(18,729)	(10,853)

Income before income taxes	150,465	124,425
Provision for income taxes	57,888	48,401

Net income	$92,577	$76,024

Basic earnings per share	$1.07	$0.90

Diluted earnings per share	$0.96	$0.80

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(Amounts in thousands, except per share data)

	Six Months Ended June 30,
	2005	2004
Revenue:
Commercial	$3,245,049	$2,799,905
Senior	3,257,480	2,851,300
Specialty and other	452,148	320,692
Net investment income	62,402	39,674

Total operating revenue	7,017,079	6,011,571

Expenses:
Health care services and other:
Commercial	2,656,317	2,366,779
Senior	2,840,136	2,473,072
Specialty and other	269,753	174,492

Total health care services and other	5,766,206	5,014,343

Selling, general and administrative expenses	924,860	741,475

Operating income	326,013	255,753
Interest expense, net	(35,506)	(21,670)

Income before income taxes	290,507	234,083
Provision for income taxes	112,224	91,058

Net income	$178,283	$143,025

Basic earnings per share	$2.07	$1.69

Diluted earnings per share	$1.85	$1.51

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Net income	$178,283	$143,025
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	30,606	24,721
Deferred income taxes	(25,772)	34,021
Tax benefit realized for stock option exercises	21,491	13,364
Stock-based compensation expense	15,979	20,377
Amortization of intangible assets	10,857	9,893
Amortization of notes receivable from sale of fixed assets	(2,626)	(2,751)
Amortization of capitalized loan fees	2,076	2,155
Recovery of doubtful accounts	(1,064)	(1,176)
Amortization of discount on 10 3/4% senior notes	448	142
Loss on disposal of property, plant and equipment and other	99	424
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	(84,342)	(51,200)
Prepaid expenses and other assets	7,033	(10,843)
Medical claims and benefits payable	43,102	53,200
Accounts payable and accrued liabilities:
Accrued taxes	(18,075)	(8,046)
Other changes in accounts payable and accrued liabilities	(38,183)	(21,768)
Unearned premium revenue	2,393	(398,307)

Net cash flows provided by (used in) operating activities	142,305	(192,769)

Investing activities:
Purchase of marketable securities, net	(147,822)	(110,985)
Acquisitions, net of cash acquired	(54,746)	—
Sale (purchase) of marketable securities-restricted, net	(41,905)	26,863
Purchase of property, plant and equipment	(31,971)	(27,272)
Proceeds from the sale of property, plant and equipment	2,452	—

Net cash flows used in investing activities	(273,992)	(111,394)

Financing activities:
Proceeds from issuance of common stock	19,377	31,076
Principal payments on long-term debt	(17,439)	(948)
Purchase and retirement of common stock	(13,845)	(40,542)
Adjustment to fair value of 10 3/4% senior notes	(7,487)	—
Payments on software financing agreements	(2,728)	(4,053)

Net cash flows used in financing activities	(22,122)	(14,467)

Net decrease in cash and equivalents	(153,809)	(318,630)
Beginning cash and equivalents	824,104	1,198,422

Ending cash and equivalents	$670,295	$879,792

Table continued on next page

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2005	2004
Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$121,576	$48,218
Interest	$32,123	$19,234
Supplemental schedule of noncash investing and financing activities:
Details of accumulated other comprehensive income (loss):
Change in market value of marketable securities	$(10,510)	$(34,092)
Decrease in deferred income taxes	4,117	12,704

Change in stockholders’ equity	$(6,393)	$(21,388)

Stock-based compensation	$2,193	$3,722

Discount on 10 3/4% senior notes	$(8,283)	$(1,387)

Investment in preferred stock	$7,000	$—

Details of businesses acquired in purchase transactions:
Fair value of assets acquired	$75,147	$—
Less liabilities assumed or created	(20,401)	—

Net cash paid for acquisitions	$54,746	$—

Table continued from previous page.

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

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

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (Revised 2004), Share-Based Payment, or SFAS No. 123R, which is a revision of SFAS No. 123. SFAS No. 123R supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. In April 2004, the SEC delayed the implementation date of SFAS No. 123R. SFAS No. 123R, which will become effective for us on January 1, 2006, will require us to expense share-based payments under the “modified prospective” method. Under this method, compensation expense is recognized for all share-based payments

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2005

(unaudited)

granted after January 1, 2006 and also for all awards granted prior to January 1, 2006 that remain unvested as of that date. We adopted the transitional provisions of SFAS No. 123 effective January 1, 2003 using the prospective method. Consequently, compensation expense for awards that we granted prior to January 1, 2003 that are not fully vested on January 1, 2006 will be subject to expense beginning January 1, 2006 under SFAS No. 123R. We do not expect that the adoption of SFAS No. 123R will have a significant impact on our results of operations or financial position.

The following table illustrates the effect on net income and earnings per share, as if the fair value method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Amounts in thousands, except per-share data)
Net income, as reported	$92,577	$76,024	$178,283	$143,025
Add stock-based compensation expense included in reported net income, net of related tax effect	3,356	5,227	5,689	9,778
Deduct total stock-based compensation expense determined under fair value method for all awards, net of related tax effect	(3,596)	(5,984)	(6,266)	(11,344)

Pro forma net income	$92,337	$75,267	$177,706	$141,459

Earnings per share:
Basic — as reported	$1.07	$0.90	$2.07	$1.69

Basic — pro forma	$1.07	$0.89	$2.06	$1.67

Diluted — as reported	$0.96	$0.80	$1.85	$1.51

Diluted — pro forma	$0.96	$0.79	$1.84	$1.49

The following table illustrates the components of our stock-based compensation expense for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	Pretax Charges	Net of Estimated Tax Expense	Pretax Charges	Net of Estimated Tax Expense	Pretax Charges	Net of Estimated Tax Expense	Pretax Charges	Net of Estimated Tax Expense
	(Amounts in thousands)
Stock options	$3,702	$2,266	$3,154	$1,927	$5,766	$3,529	$5,271	$3,221
Employee Stock Purchase Plan	1,782	1,090	5,401	3,300	3,529	2,160	10,732	6,557

	5,484	3,356	8,555	5,227	9,295	5,689	16,003	9,778
Restricted stock(1)	3,429	2,099	2,370	1,449	6,684	4,090	4,374	2,673

Total	$8,913	$5,455	$10,925	$6,676	$15,979	$9,779	$20,377	$12,451

(1)	The recognition and measurement of restricted stock is the same under APB Opinion No. 25 and SFAS No. 123. The related expenses for the fair value of restricted stock were charged to selling, general and administrative expenses and are included in the net income, as reported amounts in the pro forma net income table above. See Note 5, “Stockholders’ Equity.”

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2005

(unaudited)

3. Acquisition of Business

Pacific Life Insurance Company. On April 27, 2005, we completed the acquisition of the group health insurance business of Pacific Life Insurance Company, or Pacific Life. The transaction was structured as a coinsurance arrangement, whereby Pacific Life cedes to us all future premiums received for its group health operations, and we assume all future incurred claim liabilities. We also obtained renewal rights for the acquired membership. In conjunction with this acquisition, we entered into agreements for transitional and administrative services related to the acquired group health insurance business.

4. Long-Term Debt and Other Commitments

Convertible Subordinated Debentures. We have $135 million in aggregate principal amount of 3% convertible subordinated debentures due in 2032. The debentures are convertible into 6,428,566 shares of common stock under certain conditions, including satisfaction of a market price condition for our common stock, satisfaction of a trading price condition relating to the debentures, upon notice of redemption, or upon specified corporate transactions. Each $1,000 of the debentures is convertible into 47.619 shares of our common stock. The market price condition for conversion of the debentures is satisfied if the closing sale price of our common stock exceeds 110% of the conversion price (which is calculated at $23.10 per share) for the debentures for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of any fiscal quarter. In the event that the market price condition is satisfied during any fiscal quarter, the debentures are convertible, at the option of the holder, during the following fiscal quarter. While no debentures were converted as of June 30, 2005, they are considered common stock equivalents and are included in the calculation of weighted average shares outstanding on a diluted basis.

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

In April 2003, we entered into an interest rate swap on $300 million of our 10 3/4% senior notes for the purpose of hedging the fair value of our indebtedness. On April 20, 2005, we terminated our swap agreement. The remaining swap value of approximately $7.5 million, representing a discount of the fair value of our 10 3/4% senior notes, is being amortized as a yield adjustment through June 2009, which correlates to the corresponding debt maturity.

Certain of our domestic subsidiaries fully and unconditionally guarantee the 10 3/4% senior notes. See Note 13, “Financial Guarantees.”

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2005

(unaudited)

Senior Credit Facility. In December 2004, we replaced our senior credit facility with a new syndicated senior Credit Agreement, or the Credit Agreement, with the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Bookrunner, Morgan Stanley Senior Funding, Inc., as Syndication Agent and Co-Arranger and CIBC, Inc., The Bank of New York, and Wells Fargo Bank, N.A., as Co-Documentation Agents. The new facility consists of a $200 million term A loan, which matures on December 13, 2009, a $425 million term B loan, which matures on December 13, 2010, and a $200 million revolving line of credit, which matures on December 13, 2009. We used the proceeds of the term A and term B loans to refinance approximately $149 million (including accrued interest and fees of approximately $1 million) outstanding under our previous senior credit facility entered into in June 2003, to refinance approximately $30 million outstanding under the senior credit facility of American Medical Security Group, Inc., or AMS, and to fund a portion of the merger consideration paid to acquire AMS. In connection with the Credit Agreement, we incurred approximately $9 million in fees and expenses that are being amortized over the life of the facility. As of June 30, 2005, we had $608 million outstanding on the term A and term B loans and no balance outstanding on the revolving line of credit. There were no borrowings under the revolving line of credit during the quarter or six months ended June 30, 2005.

The credit facility provides us with two interest rate options for borrowings under the term loans, to which a margin spread is added: (1) the LIBO Rate multiplied by the Statutory Reserve Rate and (2) JPMorgan Chase Bank’s prime rate (or, if greater, the Federal Funds Rate plus 0.5%), which we refer to as the alternate base rate. The margin spread for the term loans is based upon our current Standard & Poor’s Ratings Services and Moody’s Investor Service debt ratings. The margin spread for LIBO Rate borrowings range from 0.75% to 1.75% per annum under the term A loan and 1.25% to 1.5% per annum under the term B loan. The margin spread for alternate base rate borrowings range from 0% to 0.75% per annum under the term A loan and 0.25% to 0.5% per annum under the term B loan. All of our borrowings under the term loans are currently LIBO Rate borrowings with rates ranging from 4.94% to 5.19%. The interest rates per annum applicable to revolving credit borrowings are, at our option, either LIBO Rate borrowings with the same margin spread as our term A loan or alternate base rate borrowings with the same margin spread applicable to the term A loan. We also pay a commitment fee on the average daily unused amount of the revolving credit commitment. The commitment fee range is based upon our current debt rating and ranges from 0.15% to 0.5% per annum. The current commitment fee rate is 0.375% per annum.

The Credit Agreement contains various covenants customary for financings of this type which place restrictions on our and/or our subsidiaries’ ability to incur debt, pay dividends, create liens, make investments, optionally repay, redeem or repurchase our securities and enter into mergers, dispositions and transactions with affiliates. The Credit Agreement also requires we meet various financial ratios, including a maximum consolidated leverage ratio, a minimum consolidated net worth requirement and a minimum fixed charge coverage requirement. At June 30, 2005, we were in compliance with all of these covenants.

Certain of our domestic subsidiaries provide guarantees and have granted security interests to the lenders in substantially all of their personal property in order to secure our obligations and their guarantees under the Credit Agreement. See Note 13, “Financial Guarantees.” We have also pledged the equity of certain of our subsidiaries to the lenders as security for the Credit Agreement.

Database Financing Agreements. As of June 30, 2005, we had $1 million outstanding under various financing agreements related to the purchase of database licenses, financial accounting system software and related maintenance in connection with the implementation of our information technology, or IT, initiatives. Payments under the financing agreements are due quarterly through October 2006. The interest imputed on the payment plan agreements ranges from 4.0% to 6.5%.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2005

(unaudited)

Letters of Credit. Letters of credit are purchased guarantees that assure our performance or payment to third parties in connection with professional liability and workers compensation insurance policies, lease commitments and other potential obligations. Letters of credit commitments totaled $17 million at June 30, 2005 and 2004. As of June 30, 2005, our letters of credit commitments were backed by funds deposited in restricted cash accounts.

Information Technology Outsourcing Contracts. In December 2001, we entered into a 10-year contract to outsource our IT operations to International Business Machines Corporation, or IBM. Under the contract, IBM is the coordinator of our IT outsourcing arrangement, and provides IT services and day-to-day management of our IT infrastructure, including data center operations, support services and information distribution. In January 2002, we entered into a 10-year contract to outsource our IT software applications maintenance and enhancement services to Keane, Inc., or Keane. Our remaining cash obligations for base fees under these contracts over the initial 10-year terms are approximately $730 million, assuming our actual use of services equals the baselines specified in the contracts. However, because we have the ability to reduce services from the vendors under the contracts, our ultimate cash commitment may be less than the stated contract amounts. The contracts also provide for variable fees, based on services provided above certain contractual baselines. Additionally, in the event of contract termination, we may be responsible to pay termination fees to IBM and Keane. These termination fees decline as each successive year of the contract term is completed.

5. Stockholders’ Equity

Stock Repurchase Program. In May 2004, our Board of Directors authorized a share repurchase program under which up to $150 million of our common stock may be repurchased. Under the program, repurchases may be made from time to time in the open market or through privately negotiated transactions using available cash, and may be discontinued at any time. No shares were repurchased under the share repurchase program for the three and six months ended June 30, 2005. During the three months ended June 30, 2004, we repurchased approximately 1 million shares at a cost of approximately $38 million. The remaining authorization under our stock repurchase program as of June 30, 2005 was $50 million.

Restricted Stock Awards. For the three months ended June 30, 2005 and 2004, we granted 14,100 and 8,500 shares of restricted common stock, respectively, including stock deferred into restricted stock units, as part of an employee recognition and retention program. For the six months ended June 30, 2005 and 2004, we granted 559,300 and 791,900 shares in connection with the same program, respectively. Restrictions on these shares will expire and related charges are being amortized as earned over the vesting period of up to four years. A total of approximately 47,600 and 24,400 shares were forfeited during the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, 85,300 and 59,500 shares were forfeited, respectively.

All shares of restricted stock were issued from our 1996 Officer and Key Employee Stock Option Plan, as amended. The amount of unearned compensation recorded is based on the market value of the shares on the date of issuance and is included as a separate component of stockholders’ equity. Expenses related to the vesting of restricted stock (charged to selling, general and administrative expenses) were $3.4 million and $2.4 million for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, the related expenses were $6.7 million and $4.4 million, respectively.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2005

(unaudited)

6. Goodwill and Intangible Assets

Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under this rule, goodwill is no longer amortized, but is subject to impairment tests on an annual basis or more frequently if impairment indicators exist. Under the guidance of SFAS No. 142, we use a discounted cash flow methodology to assess the fair values of our reporting units. Impairment is measured by comparing the goodwill derived from the hypothetical purchase price allocation to the carrying value of the goodwill balance. No goodwill impairment indicators existed for the three months ended June 30, 2005 and, as a result, impairment testing was not required.

Other intangible assets are being amortized over their useful lives. We estimate our intangible asset amortization will be $20 million in 2005, $19 million in 2006, $18 million in 2007, $15 million in 2008 and $15 million in 2009. The following sets forth balances of identified intangible assets, by major class, for the periods indicated:

	Cost	Accumulated Amortization	Net Balance
	(Amounts in thousands)
Intangible assets:
Employer groups	$252,320	$140,854	$111,466
Provider networks	122,751	24,132	98,619
Other	26,329	9,292	17,037

Balance at December 31, 2004	$401,400	$174,278	$227,122

Intangible assets:
Employer groups	$271,520	$150,107	$121,413
Provider networks	118,251	25,704	92,547
Other	27,229	9,324	17,905

Balance at June 30, 2005	$417,000	$185,135	$231,865

The changes in the carrying amount of goodwill, by reportable segment are as follows:

	Health Plans	Specialty	Corporate And Other	Consolidated
	(Amounts in thousands)
Balance as of January 1, 2004	$954,701	$28,403	$—	$983,104
Goodwill acquired during 2004	295,573	—	—	295,573

Balance at December 31, 2004	1,250,274	28,403	—	1,278,677

Adjustments to goodwill acquired in 2004	(3,993)	—	—	(3,993)
Goodwill acquired during 2005	58,750	—	—	58,750

Balance at June 30, 2005	$1,305,031	$28,403	$—	$1,333,434

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2005

(unaudited)

7. Health Care Services and Other Expenses

The following table presents the components of total health care services and other expenses for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,
	2005		2004
	Commercial	Senior	Commercial	Senior
	(Amounts in millions)
Capitation expense	$377	$779	$403	$711
All other health care services and other expenses	991	652	795	537

Total health care services and other expenses	$1,368	$1,431	$1,198	$1,248

	Six Months Ended June 30,
	2005		2004
	Commercial	Senior	Commercial	Senior
	(Amounts in millions)
Capitation expense	$761	$1,548	$802	$1,413
All other health care services and other expenses	1,895	1,292	1,565	1,060

Total health care services and other expenses	$2,656	$2,840	$2,367	$2,473

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

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2005

(unaudited)

On September 26, 2002, the District Court certified a nationwide RICO class of virtually all physicians in the country as well as a nationwide state-law subclass of physicians. On September 1, 2004, the Eleventh Circuit upheld part of the class certified by the District Court. Specifically, the Eleventh Circuit upheld the District Court’s certification of a nationwide RICO class of physicians, but reversed the District Court’s certification of plaintiffs’ state law claims. On July 25, 2005, the District Court amended the class certification to, among other things, exclude “any claims that the methods by which negotiated capitation rates are derived and calculated are actuarially unsound.” The District Court’s July 25, 2005 order amended and certified plaintiffs’ class as to both “In re Managed Care” and also as to the essentially identical lawsuit filed in the Southern District of Florida: Shane et al. v. Humana et al. Case No. 04-21589-CIV-MORENO (“Shane II”). The District Court has set a trial date for January 2006. We deny all material allegations and intend to defend the action vigorously.

Several additional lawsuits have been filed against us and the other defendants in the “In re Managed Care Litigation” by non-physician providers of health care services, such as chiropractors and podiatrists. Those lawsuits have been assigned to the District Court for pre-trial proceedings, but are currently stayed pending the completion of pre-trial matters in the physician class action.

Ronald Allen Gass v. Wellpoint Health Networks, Inc., et al. No. BC318704. Deeanna Foster et al., v. WellPoint Health Networks, Inc., et al. No. BC331007. On July 19, 2004, Ronald Gass filed a complaint in the California Superior Court of Los Angeles County, California, against our subsidiary, PacifiCare of California, Inc. as well as eleven other managed care companies. The fifth amended complaint alleges a single cause of action under California Business and Professions Code section 17200, et seq. Specifically, plaintiffs allege that hospitals, by placing liens on third-party recoveries obtained by Managed Care Organization, or MCO, members, were collecting more money from the members than the hospitals were entitled to receive under their contracts with the MCOs. Plaintiffs further allege that the MCOs were permitting the hospitals to file such liens (or at least not preventing them from doing so), and the MCOs’ failure to prevent this hospital practice amounted to illegal, unfair and fraudulent conduct by the MCOs in violation of California Business and Professions Code Sec. 17200, et seq. On June 3, 2005, PacifiCare filed a demurrer as to each of the claims alleged in the fifth amended complaint. In July 2005, the demurrer was granted and the complaint was dismissed with prejudice which terminated the case.

On March 28, 2005, Deeanna Foster filed a complaint in the California Superior Court of Los Angeles County, California, against PacifiCare of California as well as eleven other managed care companies. On April 28, 2005, the case was removed to the U.S. District Court for the Central District of California. On May 31, 2005, plaintiffs Deeanna Foster, Gerado Gomez, Arlene Isaccs, Maria Esquivel and Thelma Thomas filed their First Amended Complaint. Plaintiffs, who are not members of a PacifiCare health plan, allege that the defendants violated provisions sections 502 (a)(1)(B) and 503 (a)(3) of the Employment Retirement Income Security Act, or ERISA. Specifically, the First Amended Complaint alleges that the defendants engage in unfair business practices by permitting hospitals to collect full or partial payment for a patient’s emergency medical care from the patient (through a lien on a third-party recovery) or from a Med-Pay provision in an auto or homeowner’s policy. In July 2005, Plaintiffs entered into a stipulation with PacifiCare dismissing all claims against PacifiCare which terminated the case.

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

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2005

(unaudited)

Gadson v. United Wisconsin Life Insurance Company. On September 29, 2004, the Circuit Court of Montgomery County, Alabama, granted final approval of the certification and settlement of a class action lawsuit, Gadson v. United Wisconsin Life Insurance Company, although approval of the settlement has been appealed to the Alabama Supreme Court. Oral argument on this appeal was heard on August 2, 2005. The Circuit Court had granted preliminary approval of the certification and settlement in March 2004. The lawsuit was filed in 2001 and involves issues relating to the rating methodology formerly used by AMS for group health benefit plans marketed to individuals in Alabama and Georgia. All claims of participating class members have been dismissed in exchange for the settlement consideration. On June 14, 2004, the Superior Court of Cobb County, Georgia in Parker v. American Medical Security Group, Inc., issued an order enjoining AMS from settling with Georgia residents who are members of the Gadson class. On September 2, 2004 the Superior Court certified a class of Georgia residents. On March 31, 2005, the Georgia Supreme Court ruled that the Georgia plaintiffs lacked standing to challenge the Gadson settlement and held that the injunction was invalid.

Irwin v. AdvancePCS, Inc. et al. On March 26, 2003, Robert Irwin filed a complaint in the California Superior Court of Alameda County, California, against our PBM company, Prescription Solutions, as well as nine other PBM companies. On July 17, 2003, the Irwin case was coordinated with American Federation of State, County & Municipal Employees v. AdvancedPCS, et al., and transferred to Los Angeles Superior Court for coordinated proceedings. The case purports to be filed on behalf of members of non-ERISA health plans and individuals with no prescription drug coverage who have purchased drugs at retail rates. The first amended complaint, filed on November 25, 2003, alleges that each of the defendants violated California’s unfair competition law. The complaint challenges alleged business practices of PBMs, including practices relating to pricing, rebates, formulary management, data utilization and accounting and administrative processes. The complaint seeks unspecified monetary damages and injunctive relief. On May 5, 2004, Prescription Solutions filed a petition to compel arbitration. On July 9, 2004, the Superior Court granted the petition, holding that Irwin’s request for monetary relief can only be resolved in arbitration and staying Irwin’s request for injunctive relief against Prescription Solutions until an appropriate arbitration is completed. Discovery is stayed as to Prescription Solutions pending arbitration. We deny all material allegations and intend to defend the action vigorously.

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

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2005

(unaudited)

Provider Instability and Insolvency. Our health care services and other expenses include write-offs of certain uncollectible receivables from providers, and the estimated cost of unpaid health care claims normally covered by our capitation payments. Depending on state law, we may be held liable for unpaid health care claims that were previously the responsibility of the capitated provider and for which we have already paid capitation. Insolvency reserves also include estimates for potentially insolvent providers that we have specifically identified, where conditions indicate claims are not being paid or claim payments have slowed considerably, and we have determined that it is probable that we will be required to make the providers’ claim payments. We continue to monitor the financial condition of our providers where there is perceived risk of insolvency and adjust our insolvency reserves as necessary. Information provided by provider groups may be unaudited, self-reported information or may not ultimately be obtained. The balance of our insolvency reserves included in medical claims and benefits payable totaled $23 million at June 30, 2005 and $30 million at December 31, 2004.

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

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2005

(unaudited)

9. Earnings Per Share

The following table includes a reconciliation of the numerators and denominators for the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Amounts in thousands, except per share data)
Basic Earnings Per Share Calculation:

Numerator
Net income	$92,577	$76,024	$178,283	$143,025

Denominator
Shares outstanding at the beginning of the period(1)	86,084	84,946	85,162	83,339
Weighted average number of shares issued:
Treasury stock repurchases	(17)	(267)	(223)	(200)
Stock options exercised	346	254	1,213	1,463

Denominator for basic earnings per share	86,413	84,933	86,152	84,602

Basic earnings per share	$1.07	$0.90	$2.07	$1.69

Diluted Earnings Per Share Calculation:

Numerator
Net income	$92,577	$76,024	$178,283	$143,025
Adjustment for interest expense avoided on convertible subordinated debentures, net of tax	620	618	1,239	1,237

Net income, as adjusted for interest expense avoided on convertible subordinated debentures	$93,197	$76,642	$179,522	$144,262

Denominator
Denominator for basic earnings per share	86,413	84,933	86,152	84,602
Common stock equivalents related to convertible subordinated debentures	6,429	6,429	6,429	6,429
Employee stock options and other dilutive potential common shares(2)	4,411	4,770	4,549	4,818

Denominator for diluted earnings per share	97,253	96,132	97,130	95,849

Diluted earnings per share	$0.96	$0.80	$1.85	$1.51

(1)	Excludes 976,000 and 997,000 shares of restricted common stock which have been granted under our stock-based compensation plans but have not vested as of June 30, 2005 and 2004, respectively.

(2)	Certain options to purchase common stock were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock for the periods presented. For the three months ended June 30, 2005 and 2004, these excluded weighted options outstanding totaled 0.5 million shares and 1.5 million shares, respectively, with exercise prices ranging from $32.37 to $64.26 per share. For the six months ended June 30, 2005 and 2004, these weighted options outstanding totaled 0.4 million shares and 1.5 million shares, respectively, with exercise prices ranging from $32.37 to $64.26 per share. For the three months ended June 30, 2005 and 2004, the average market value used in the computation of dilutive employee stock options and other dilutive potential common shares was $62.05 and $37.65, respectively. For the six months ended June 30, 2005 and 2004, the average market value used was $61.05 and $36.06, respectively.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2005

(unaudited)

10. Comprehensive Income

Comprehensive income represents our net income plus changes in equity, other than those changes resulting from investments by, and distributions to, our stockholders. Such changes include unrealized gains or losses on our available-for-sale securities. Our comprehensive income totaled $104 million and $47 million for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, our comprehensive income totaled $172 million and $122 million, respectively.

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

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2005

(unaudited)

The accounting policies of the segments are consistent with generally accepted accounting principles in the United States. The following table presents segment information for the Health Plans and Specialty segments for the three and six months ended June 30, 2005 and 2004, as if our segment reporting structure had been effective on January 1, 2004. Intersegment revenues include internal pharmaceutical sales by our mail order pharmacy to the Health Plans segment’s members and fees recognized by the Specialty segment for services provided to the Health Plans segment. Amounts under the heading “Corporate and Other” include revenues and expenses not allocable to reportable segments. Intersegment transactions are eliminated in consolidation under the heading “Corporate and Other.”

	Health Plan	Specialty	Corporate and Other	Consolidated
	(Amounts in thousands)
Three months ended June 30, 2005:
Operating revenue from external customers	$3,316,492	$230,454	$—	$3,546,946
Intersegment revenues	5,472	269,636	(275,108)	—
Segment operating income	137,241	31,953	—	169,194
Segment assets	$4,655,021	$378,481	$394,492	$5,427,994

Three months ended June 30, 2004:
Operating revenue from external customers	$2,854,774	$170,845	$—	$3,025,619
Intersegment revenues	5,588	84,101	(89,689)	—
Segment operating income	110,301	24,977	—	135,278
Segment assets	$3,666,615	$337,409	$367,007	$4,371,031

Six months ended June 30, 2005:
Operating revenue from external customers	$6,502,529	$452,148	$—	$6,954,677
Intersegment revenues	10,981	530,139	(541,120)	—
Segment operating income	264,126	61,887	—	326,013
Segment assets	$4,655,021	$378,481	$394,492	$5,427,994

Six months ended June 30, 2004:
Operating revenue from external customers	$5,651,205	$320,692	$—	$5,971,897
Intersegment revenues	8,562	167,116	(175,678)	—
Segment operating income	200,322	55,431	—	255,753
Segment assets	$3,666,615	$337,409	$367,007	$4,371,031

Our largest source of revenue is the federal government. Sources of federal government revenues include revenues from Medicare beneficiaries and from federal employees covered by the Federal Employee Health Benefits Program, or FEHBP, who are included in our commercial product line. Federal government revenues were $1.8 billion and $1.5 billion for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, federal government revenues were $3.5 billion and $3.0 billion, respectively.

12. Subsequent Events

Pending Merger with UnitedHealth Group Inc. On July 6, 2005, we entered into a definitive agreement to merge with UnitedHealth Group Inc., or UnitedHealth. Upon completion of the merger, we will operate as a wholly owned subsidiary of UnitedHealth. Under the terms of the agreement, at the effective time of the merger each outstanding share of our common stock will be converted into the right to receive 1.10 shares of UnitedHealth common stock plus $21.50 in cash. The transaction with UnitedHealth is subject to a number of

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2005

(unaudited)

conditions, including, the adoption of the Merger Agreement by our stockholders at a special stockholder’s meeting, the termination or expiration of the waiting period under the Hart Scott Rodino Antitrust Improvements Act, receipt of all other necessary regulatory approvals and the satisfaction or waiver of other customary conditions. The merger agreement contains certain termination rights for both us and UnitedHealth, and provides that, upon termination of the merger agreement under specified circumstances, we may be required to pay UnitedHealth a termination fee of $243.6 million.

Sale of Guam Business Operations. On July 16, 2005, we entered into a definitive agreement to sell all of the outstanding shares of PacifiCare Health Insurance Company of Micronesia, Inc., a Guam domestic insurance company. Completion of this sale is subject to regulatory approvals and other customary conditions. We anticipate completing this sale in the latter part of 2005.

13. Financial Guarantees

Certain of our domestic subsidiaries fully and unconditionally guarantee the 10 3/4% senior notes. The Guarantor Subsidiaries, excluding PacifiCare of Arizona, Inc. and PacifiCare of Oklahoma, Inc., are also guarantors of our senior credit facility.

The following unaudited condensed consolidating financial statements quantify the financial position as of June 30, 2005 and December 31, 2004 and the operations for the three and six months ended June 30, 2005 and 2004 and the cash flows for the six months ended June 30, 2005 and June 30, 2004 of the Guarantor Subsidiaries listed below. The following unaudited condensed consolidating balance sheets, condensed consolidating statements of operations and condensed consolidating statements of cash flows present financial information for the following entities and utilize the following adjustments:

Parent — PacifiCare Health Systems, Inc. on a stand-alone basis (carrying investments in subsidiaries under the equity method); PacifiCare Health Systems, Inc. became the parent on February 14, 1997 effective with the acquisition of FHP International Corporation, or FHP.

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

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2005

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
ASSETS
Current assets:
Cash and equivalents	$—	$320,788	$349,507	$—	$670,295
Marketable securities	—	227,675	1,846,402	—	2,074,077
Receivables, net	1,073	133,000	283,201	(11,880)	405,394
Intercompany	(29,309)	89,598	(60,289)	—	—
Prepaid expenses and other current assets	50	39,303	15,511	(6,985)	47,879
Deferred income taxes	—	101,249	121,170	(47,075)	175,344

Total current assets	(28,186)	911,613	2,555,502	(65,940)	3,372,989

Property, plant and equipment, net	—	162,216	67,982	—	230,198
Marketable securities-restricted	29,286	8,974	143,943	—	182,203
Deferred income taxes	—	110,627	30,059	(140,686)	—
Investment in subsidiaries	3,455,623	2,660,309	9,500	(6,125,432)	—
Goodwill and intangible assets, net	—	503,516	1,061,783	—	1,565,299
Other assets	23,330	32,276	21,699	—	77,305

	$3,480,053	$4,389,531	$3,890,468	$(6,332,058)	$5,427,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$—	$195,401	$1,067,334	$(12,035)	$1,250,700
Accounts payable and accrued liabilities	4,664	220,069	226,666	(4,512)	446,887
Deferred income taxes	—	30,133	16,942	(47,075)	—
Unearned premium revenue	—	4,726	89,486	(2,323)	91,889
Current portion of long-term debt	34,250	672	224	—	35,146

Total current liabilities	38,914	451,001	1,400,652	(65,945)	1,824,622

Long-term debt	890,342	255	1,105	—	891,702
Convertible subordinated debentures	135,000	—	—	—	135,000
Deferred income taxes	—	176,789	79,131	(140,686)	115,234
Other liabilities	7,000	48,534	—	—	55,534
Stockholders’ equity:
Common stock	876	—	—	—	876
Unearned compensation	(58,208)	—	—	—	(58,208)
Additional paid-in capital	1,650,111	—	—	—	1,650,111
Accumulated other comprehensive loss	—	(444)	(2,622)	171	(2,895)
Retained earnings	816,018	—	—	—	816,018
Equity in income of subsidiaries	—	3,713,396	2,412,202	(6,125,598)	—

Total stockholders’ equity	2,408,797	3,712,952	2,409,580	(6,125,427)	2,405,902

	$3,480,053	$4,389,531	$3,890,468	$(6,332,058)	$5,427,994

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2005

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

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2005

(unaudited)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

For the Three Months Ended June 30, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
Operating revenue	$379	$837,536	$3,055,137	$(311,596)	$3,581,456
Income from subsidiaries	110,724	133,148	2,055	(245,927)	—

Total operating revenue	111,103	970,684	3,057,192	(557,523)	3,581,456
Health care services and other expenses	—	701,127	2,530,796	(295,390)	2,936,533
Selling, general and administrative expenses	32	179,630	311,201	(15,134)	475,729

Operating income	111,071	89,927	215,195	(246,999)	169,194
Interest expense, net	(18,494)	(1,216)	(91)	1,072	(18,729)

Income before income taxes	92,577	88,711	215,104	(245,927)	150,465
Provision (benefit) for income taxes	—	(21,413)	79,301	—	57,888

Net income	$92,577	$110,124	$135,803	$(245,927)	$92,577

For the Six Months Ended June 30, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
Operating revenue	$770	$1,642,229	$5,985,794	$(611,714)	$7,017,079
Income from subsidiaries	212,775	272,086	2,158	(487,019)	—

Total operating revenue	213,545	1,914,315	5,987,952	(1,098,733)	7,017,079
Health care services and other expenses	—	1,370,801	4,975,159	(579,754)	5,766,206
Selling, general and administrative expenses	98	355,660	598,668	(29,566)	924,860

Operating income	213,447	187,854	414,125	(489,413)	326,013
Interest expense, net	(35,164)	(2,667)	(69)	2,394	(35,506)

Income before income taxes	178,283	185,187	414,056	(487,019)	290,507
Provision (benefit) for income taxes	—	(32,652)	144,876	—	112,224

Net income	$178,283	$217,839	$269,180	$(487,019)	$178,283

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2005

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the Three Months Ended June 30, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
Operating revenue	$186	$557,285	$2,609,223	$(119,246)	$3,047,448
Income from subsidiaries	86,470	133,100	752	(220,322)	—

Total operating revenue	86,656	690,385	2,609,975	(339,568)	3,047,448
Health care services and other expenses	—	443,193	2,205,397	(108,843)	2,539,747
Selling, general and administrative expenses	39	153,408	229,192	(10,216)	372,423

Operating income	86,617	93,784	175,386	(220,509)	135,278
Interest expense	(10,593)	(371)	(76)	187	(10,853)

Income before income taxes	76,024	93,413	175,310	(220,322)	124,425
Provision (benefit) for income taxes	—	(13,628)	62,029	—	48,401

Net income	$76,024	$107,041	$113,281	$(220,322)	$76,024

For the Six Months Ended June 30, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
Operating revenue	$407	$1,085,862	$5,159,989	$(234,687)	$6,011,571
Income from subsidiaries	164,005	263,584	846	(428,435)	—

Total operating revenue	164,412	1,349,446	5,160,835	(663,122)	6,011,571
Health care services and other expenses	—	858,511	4,365,883	(210,051)	5,014,343
Selling, general and administrative expenses	114	304,557	460,563	(23,759)	741,475

Operating income	164,298	186,378	334,389	(429,312)	255,753
Interest expense	(21,273)	(1,246)	(28)	877	(21,670)

Income before income taxes	143,025	185,132	334,361	(428,435)	234,083
Provision (benefit) for income taxes	—	(22,914)	113,972	—	91,058

Net income	$143,025	$208,046	$220,389	$(428,435)	$143,025

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2005

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
Operating activities:
Net income	$178,283	$217,839	$269,180	$(487,019)	$178,283
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(212,775)	(272,086)	(2,158)	487,019	—
Depreciation and amortization	—	24,777	5,829	—	30,606
Deferred income taxes	—	(23,013)	(2,759)	—	(25,772)
Tax benefit realized for stock option exercises	21,491	—	—	—	21,491
Stock-based compensation expense	15,979	—	—	—	15,979
Amortization of intangible assets	—	4,116	6,741	—	10,857
Amortization of notes receivable from sale of fixed assets	—	(2,626)	—	—	(2,626)
Amortization of capitalized loan fees	2,076	—	—	—	2,076
Provision for (recovery of) doubtful accounts	—	419	(1,483)	—	(1,064)
Amortization of discount on 10 3/4% senior notes	448	—	—	—	448
Loss (gain) on disposal of property, plant and equipment and other	—	341	(242)	—	99
Changes in assets and liabilities, net of effects of acquisitions	(10,952)	(140,577)	63,457	—	(88,072)

Net cash flows provided by (used in) operating activities	(5,450)	(190,810)	338,565	—	142,305

Investing activities:
Purchase of marketable securities, net	—	(21,716)	(126,106)	—	(147,822)
Acquisitions, net of cash acquired	(8,390)	(46,356)	—	—	(54,746)
Sale (purchase) of marketable securities-restricted, net	2,654	(4,025)	(40,534)	—	(41,905)
Purchase of property, plant and equipment	—	(27,011)	(4,960)	—	(31,971)
Proceeds from the sale of property, plant and equipment	—	—	2,452	—	2,452

Net cash flows used in investing activities	(5,736)	(99,108)	(169,148)	—	(273,992)

Financing activities:
Proceeds from issuance of common stock	19,377	—	—	—	19,377
Principal payments on long-term debt	(17,125)	—	(314)	—	(17,439)
Purchase and retirement of common stock	(13,845)	—	—	—	(13,845)
Adjustment to fair value of senior notes	(7,487)	—	—	—	(7,487)
Payments on software financing agreements	—	(2,728)	—	—	(2,728)
Intercompany activity:
Capital contributions received (paid)	266	65,749	(66,015)	—	—
Dividends received (paid)	30,000	140,245	(170,245)	—	—
Subordinated loans received (paid)	—	13,135	(13,135)	—	—

Net cash flows provided by (used in) financing activities	11,186	216,401	(249,709)	—	(22,122)

Net decrease in cash and equivalents	—	(73,517)	(80,292)	—	(153,809)
Beginning cash and equivalents	—	394,305	429,799	—	824,104

Ending cash and equivalents	$—	$320,788	$349,507	$—	$670,295

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2005

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
Operating activities:
Net income	$143,025	$208,046	$220,389	$(428,435)	$143,025
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(164,005)	(263,584)	(846)	428,435	—
Depreciation and amortization	—	20,315	4,406	—	24,721
Deferred income taxes	—	35,774	(1,753)	—	34,021
Tax benefit realized for stock option exercises	13,364	—	—	—	13,364
Stock-based compensation expense	20,377	—	—	—	20,377
Amortization of intangible assets	—	1,428	8,465	—	9,893
Amortization of notes receivable from sale of fixed assets	—	(2,751)	—	—	(2,751)
Amortization of capitalized loan fees	2,155	—	—	—	2,155
Provision for (recovery of) doubtful accounts	—	(6,032)	4,856	—	(1,176)
Amortization of discount on 10 3/4% senior notes	142	—	—	—	142
Loss (gain) on disposal of property, plant and equipment	—	492	(68)	—	424
Changes in assets and liabilities	(6,516)	(84,655)	(345,793)	—	(436,964)

Net cash flows provided by (used in) operating activities	8,542	(90,967)	(110,344)	—	(192,769)

Investing activities:
Purchase of marketable securities, net	—	(8,886)	(102,099)	—	(110,985)
Sale (purchase) of marketable securities-restricted, net	1,372	(4,492)	29,983	—	26,863
Purchase of property, plant and equipment	—	(24,791)	(2,481)	—	(27,272)

Net cash flows provided by (used in) investing activities	1,372	(38,169)	(74,597)	—	(111,394)

Financing activities:
Proceeds from issuance of common stock	31,076	—	—	—	31,076
Principal payments on long-term debt	(750)	—	(198)	—	(948)
Purchase and retirement of common stock	(40,542)	—	—	—	(40,542)
Payments on software financing agreements	—	(4,053)	—	—	(4,053)
Intercompany activity:
Dividends received (paid)	—	172,831	(172,831)	—	—
Capital contributions received (paid)	—	(20,000)	20,000	—	—

Net cash flows provided by (used in) financing activities	(10,216)	148,778	(153,029)	—	(14,467)

Net increase (decrease) in cash and equivalents	(302)	19,642	(337,970)	—	(318,630)
Beginning cash and equivalents	—	373,527	824,895	—	1,198,422

Ending cash and equivalents	$(302)	$393,169	$486,925	$—	$879,792

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

Significant Transactions.

On July 6, 2005, we entered into a definitive agreement to merge with UnitedHealth Group Inc., or UnitedHealth. Upon completion of the merger, we will operate as a wholly owned subsidiary of UnitedHealth. Under the terms of the agreement, at the effective time of the merger each outstanding share of PacifiCare common stock will be converted into the right to receive 1.10 shares of UnitedHealth common stock plus $21.50 in cash. The transaction with UnitedHealth is subject to a number of conditions, including, the adoption of the Merger Agreement by PacifiCare stockholders at a special stockholder’s meeting, the termination or expiration of the waiting period under the Hart Scott Rodino Antitrust Improvements Act, receipt of all other necessary regulatory approvals and the satisfaction or waiver of other customary conditions. The merger agreement contains certain termination rights for both PacifiCare and UnitedHealth, and provides that, upon termination of the merger agreement under specified circumstances, we may be required to pay UnitedHealth a termination fee of $243.6 million.

On December 13, 2004, we completed the acquisition of American Medical Security Group, Inc., or AMS. The acquisition of AMS provides an expansion of our commercial membership, strengthens our position in the individual and small group markets and adds new proprietary products including a health savings account and group life products. We paid $32.75 in cash for each share of AMS common stock outstanding and cashed out all outstanding options on a net basis for a total equity purchase price of approximately $505 million. We financed the acquisition through proceeds from a new $825 million credit facility and the use of internally generated cash. The new credit facility includes a total of $625 million of term debt, approximately $148 million of which was used to refinance our existing senior credit facility and approximately $30 million was used to refinance AMS’s senior credit facility, and a new $200 million un-utilized revolving credit facility. As of June 30, 2005, AMS provided a variety of individual and small group insurance products to approximately 267,300 PPO members, 190,300 dental members and 35,200 employer self-funded members.

On April 27, 2005, we completed the acquisition of the group health insurance business of Pacific Life Insurance Company, or Pacific Life. The transaction was structured as a coinsurance arrangement, whereby Pacific Life cedes to us all future premiums received for its group health operations, and we assume all future incurred claim liabilities. We also obtained renewal rights for the acquired membership. In conjunction with this acquisition, we entered into agreements for transitional and administrative services related to the acquired group health insurance business. As of June 30, 2005, Pacific Life provided a variety of individual and small group insurance products to approximately 131,500 PPO members.

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

Premiums for our commercial products and Medicare Advantage products are generally fixed in advance of the periods covered. Of our commercial business, more than 50% of our membership renews on January 1 of each year, with premiums that are generally fixed for a period of one year. In addition, each of our subsidiaries that offers Medicare Advantage products must submit adjusted community rate proposals, generally by county or service area, to CMS, for each Medicare Advantage product that will be offered in the subsequent year. As a result, increases in the costs of health care services in excess of the estimated future health care services expense reflected in the premiums or the adjusted community rate proposals generally cannot be recovered in the applicable contract year through higher premiums or changes in benefit designs.

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

Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004

Membership

Health Plans Segment Membership. Total managed care membership increased 13% to approximately 3.4 million members at June 30, 2005 from approximately 3.0 million members at June 30, 2004.

Commercial membership increased approximately 15% at June 30, 2005 compared to the prior year primarily due to an increase in membership of approximately 545,500 members in our PPO and employer self-funded products, of which approximately 302,500 were the result of the AMS acquisition and approximately 131,500 were the result of the Pacific Life acquisition. Membership increases in the PPO and employer self-funded products were offset by a net decrease in commercial HMO membership primarily due to the termination of large employer groups in California, Colorado and Oklahoma effective January 1, 2005.

Medicare Advantage membership increased approximately 5% at June 30, 2005 compared to the prior year primarily due to increased membership in Arizona and Texas due to improved field sales, service area expansions and sales through new broker channels.

Medicare Supplement membership increased approximately 22% at June 30, 2005 compared to the prior year primarily due to individual membership growth from the broker channel particularly in Texas, Michigan, Pennsylvania and Georgia.

We anticipate that our health plans segment membership will increase in 2005, which includes expansion through our completed acquisitions.

Below is a summary of our commercial and senior membership.

	June 30, 2005			June 30, 2004
	Commercial	Medicare Advantage	Total	Commercial	Medicare Advantage	Total
Managed Care Membership(1)
Arizona	174,900	109,400	284,300	167,200	93,600	260,800
California	1,481,000	359,000	1,840,000	1,493,100	357,100	1,850,200
Colorado	224,200	53,100	277,300	247,900	52,100	300,000
Florida	37,000	—	37,000	—	—	—
Guam	26,500	—	26,500	27,500	—	27,500
Illinois	44,000	—	44,000	—	—	—
Michigan	53,500	—	53,500	—	—	—
Nevada	48,600	26,300	74,900	36,000	25,200	61,200
Oklahoma	71,100	15,900	87,000	83,900	15,300	99,200
Oregon	55,400	23,100	78,500	58,300	23,200	81,500
Texas	158,700	93,600	252,300	89,800	76,800	166,600
Washington	63,800	41,300	105,100	66,300	46,300	112,600
Other States	172,000	—	172,000	—	—	—

Total Managed Care Membership	2,610,700	721,700	3,332,400	2,270,000	689,600	2,959,600

Total Membership
Commercial
HMO			1,758,200			1,963,000
PPO			746,200			279,500
Employer self-funded			106,300			27,500

Total Commercial			2,610,700			2,270,000

Senior
Medicare Advantage			721,700			689,600
Medicare Supplement			40,000			32,800
CMS Disease Management			4,200			—

Total Senior			765,900			722,400

Total Membership			3,376,600			2,992,400

(1)	Managed care membership includes HMO and PPO membership whether risk or self-funded.

Specialty Segment Membership.

PBM PacifiCare and unaffiliated membership at June 30, 2005 was comparable to the prior year.

Total behavioral health membership at June 30, 2005, increased approximately 23% compared to the prior year primarily due to the addition of unaffiliated membership on the East Coast in January 2005 as well as to growth in the Employee Assistance Program and Administrative Services Only, or ASO, products, partially offset by PacifiCare membership losses in California, Colorado and Oklahoma.

Total dental and vision membership at June 30, 2005, increased approximately 46% compared to the prior year primarily due to the addition of 190,300 members as a result of the AMS acquisition and new PacifiCare vision product offerings which resulted in increased membership in Arizona, California and Nevada, as well as expansion of dental and vision benefits to ASO members in Colorado as of January 2005.

We anticipate that our specialty segment membership will increase in 2005.

Below is a summary of our specialty membership.

	June 30, 2005			June 30, 2004
	PacifiCare	Unaffiliated	Total	PacifiCare	Unaffiliated	Total
Specialty Membership
Pharmacy benefit management(1)	2,942,600	2,560,300	5,502,900	2,992,400	2,552,700	5,545,100
Behavioral health(2)	1,984,600	2,641,600	4,626,200	1,995,600	1,757,000	3,752,600
Dental and vision(2)	939,200	244,100	1,183,300	689,400	119,600	809,000

(1)	PBM PacifiCare membership represents members that are in our commercial, Medicare Advantage, Medicare Supplement or CMS Disease Management plans, excluding members covered under other PBM contracts. All of these members either have a prescription drug benefit or are able to purchase their prescriptions utilizing our retail network contracts or our mail service.

(2)	Behavioral health, dental and vision PacifiCare membership represents members in our commercial and Medicare Advantage plans that are also enrolled in our behavioral health, dental and/or vision plans.

Revenues

Health Plans Segment Revenue

Commercial Revenue. Commercial revenue increased 19%, or $265 million, to $1.68 billion for the three months ended June 30, 2005, from $1.41 billion for the three months ended June 30, 2004 and increased 16%, or $445 million, to $3.25 billion for the six months ended June 30, 2005, from $2.80 billion for the six months ended June 30, 2004 as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Amounts in millions)
Net membership increases primarily due to the acquisitions of AMS and Pacific Life, offset by membership decreases primarily in California, Colorado and Oklahoma	$149	$263
Premium rate increases	116	182

Increase over the comparable period of the prior year	$265	$445

We anticipate revenue increases in 2005 primarily due to membership and rate increases, which includes expansion through our completed acquisitions.

Senior Revenue. Senior revenue increased 14%, or $197 million, to $1.64 billion for the three months ended June 30, 2005 from $1.44 billion for the three months ended June 30, 2004 and increased 14%, or $406 million, to $3.26 billion for the six months ended June 30, 2005, from $2.85 billion for the six months ended June 30, 2004 as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Amounts in millions)
Premium rate increases	$113	$254
Net membership increases	84	152

Increase over the comparable period of the prior year	$197	$406

Premium rate increases are comprised of rate increases and include the six month impact of increases in 2005 related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA. For the six months ended June 30, 2004, only the months of March through June included premium increases from MMA legislation. Additionally, revenues related to risk adjustment factors were accrued as earned in the six months ended June 30, 2005, and were $29 million greater than the corresponding accrual in the same period of the prior year.

We anticipate revenue increases in 2005 primarily due to membership and rate increases.

Specialty Segment Revenue. Specialty and other revenue increased 35%, or $59 million, to $230 million for the three months ended June 30, 2005, from $171 million for the three months ended June 30, 2004 and increased 41%, or $131 million, to $452 million for the six months ended June 30, 2005, from $321 million for the six months ended June 30, 2004. The increase was primarily due to increased volume of PBM service contracts where we assume margin or pricing risk and increased mail service business, increased revenue at our behavioral health subsidiary as a result of increased unaffiliated membership and increased dental revenues as a result of the acquisition of AMS.

We anticipate specialty revenue increases in 2005 primarily due to an increase in the volume of PBM service contracts where we assume margin or pricing risk.

Net Investment Income. Net investment income increased 58%, or $13 million, to $35 million for the three months ended June 30, 2005, from $22 million for the three months ended June 30, 2004. Net investment income increased 57%, or $22 million, to $62 million for the six months ended June 30, 2005, from $40 million for the six months ended June 30, 2004. The increases were primarily due to higher interest rates and invested balances compared to the same period in the prior year.

Segment Margins

Health Plans Segment Margins

Commercial Margin. Our commercial margin increased 44%, or $96 million, to $311 million for the three months ended June 30, 2005, from $215 million for the three months ended June 30, 2004 and increased 36%, or $156 million, to $589 million for the six months ended June 30, 2005, from $433 million for the six months ended June 30, 2004 as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Amounts in millions)
Commercial revenue increases (as noted above)	$265	$445
Increases in health care services and other expenses primarily as a result of net membership increases primarily due to the acquisitions of AMS and Pacific Life, offset by membership decreases primarily in California, Colorado and Oklahoma	(126)	(222)
Increases in health care services and other expenses as a result of trend increases	(43)	(67)

Increase over the comparable period of the prior year	$96	$156

We anticipate our commercial margin and commercial margin as a percentage of commercial revenue for the year ending December 31, 2005 will be higher than 2004.

Senior Margin. Our senior margin increased 7%, or $14 million, to $207 million for the three months ended June 30, 2005, from $193 million for the three months ended June 30, 2004 and increased 10%, or $39 million, to $417 million for the six months ended June 30, 2005, from $378 million for the six months ended June 30, 2004 as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Amounts in millions)
Senior revenue increases (as noted above)	$197	$406
Increases in health care services and other expenses as a result of trend increases and benefit adjustments	(110)	(235)
Increases in health care services and other expenses as a result of net senior membership increases	(73)	(132)

Increase over the comparable period of the prior year	$14	$39

We anticipate our senior margin will be slightly higher for the year ending December 31, 2005, but our senior margin as a percentage of senior revenue will be lower than in 2004 primarily due to increases in health care services and other expenses which are expected to outpace the increases in our premium revenue.

Specialty Segment Margin. Our specialty and other margin increased 20%, or $16 million, to $93 million for the three months ended June 30, 2005, from $77 million for the three months ended June 30, 2004 and increased 25%, or $36 million, to $182 million for the six months ended June 30, 2005, from $146 million for the six months ended June 30, 2004, which was primarily driven by increased volume of PBM service contracts where we assume margin or pricing risk and increased mail service business, increased revenue at our behavioral health subsidiary as a result of increased unaffiliated membership and increased dental revenues as a result of the acquisition of AMS.

Medical Loss Ratio. Our medical loss ratios, or MLRs, are calculated using premium revenue and related health care services and other expenses and cannot be directly calculated from the line items in the Condensed Consolidated Statement of Income. Our MLRs are calculated using the following categories of revenue and expenses:

•	Private — Commercial: includes premium revenue and related health care services and other expenses for our commercial HMO products (including Federal Employees Health Benefit Program, or FEHBP, and state and local government contracts), PPO products, and other indemnity, behavioral, dental and vision plans;

•	Private — Senior: includes premium revenue and related health care services and other expenses for our Medicare Supplement and Senior Supplement products where premiums are paid in full by the employer or the consumer;

•	Government — Senior: includes premium revenue and related health care services and other expenses for our Medicare Advantage, HMO and PPO products and other senior products where premiums are paid principally through government programs.

All non-premium revenues and related health care services and other expenses are excluded from the calculation of our MLR.

The consolidated MLR and its components for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Medical loss ratio:
Consolidated	84.1%	85.1%	84.2%	85.1%
Private — Commercial	81.2%	84.3%	81.5%	83.9%
Private — Senior	69.5%	64.9%	76.1%	73.8%
Private — Consolidated	81.0%	83.9%	81.4%	83.8%
Government — Senior	87.5%	86.4%	87.2%	86.5%

Private — Commercial MLR. Our private — commercial MLR decreased to 81.2% for the three months ended June 30, 2005 compared to 84.3% for the same period in 2004. The decrease was primarily due to a 20% increase in premium revenue offset by a 15% increase in health care services and other expenses. For the six months ended June 30, 2005, our private — commercial MLR decreased to 81.5% compared to 83.9% for the same period in 2004. The decrease was primarily due to a 17% increase in our commercial HMO premium revenue, offset by a 14% increase in our commercial HMO health care services and other expenses. The change is mainly due to a change in our business mix as we increased our focus on individual and small group membership as reflected by our recent acquisitions.

Private — Senior MLR. Our private — senior MLR increased to 69.5% for the three months ended June 30, 2005 compared to 64.9% for the same period in 2004 and increased to 76.1% for the six months ended June 30, 2005 compared to 73.8% for the same period in 2004. The increases were driven by a 20% increase in health care services and other expenses that outpaced a 12% increase in premium revenue for the three months ended June 30, 2005 and a 16% increase in health care services and other expenses that outpaced a 13% increase in premium revenue for the six months ended June 30, 2005.

Government — Senior MLR. Our government — senior MLR increased to 87.5% for the three months ended June 30, 2005 compared to 86.4% for the same period in 2004 and increased to 87.2% for the six months ended June 30, 2005 compared to 86.5% for the same period in 2004. The increases were driven by a 15% increase in health care services and other expenses that outpaced a 14% increase in premium revenue for the three months ended June 30, 2005 and a 15% increase in health care services and other expenses that outpaced a 14% increase in premium revenue for the six months ended June 30, 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 28%, or $104 million, to $476 million for the three months ended June 30, 2005, from $372 million for the three months ended June 30, 2004. Selling, general and administrative expenses increased 25%, or $184 million, to $925 million for the six months ended June 30, 2005 from $741 million for the six months ended June 30, 2004. Total selling, general and administrative expenses increased primarily due to selling, general and administrative expenses associated with AMS and Pacific Life, increased broker commissions as a result of higher revenues and a shift in product mix and cost incurred in our preparations to become a national prescription drug plan administrator for the new Medicare Part D benefit.

For the three and six months ended June 30, 2005, selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income) increased compared to the same period in the prior year primarily due to the increase in selling, general and administrative expenses as described above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income)	13.4%	12.3%	13.3%	12.4%

Interest Expense. Interest expense increased 73%, or $8 million, to $19 million for the three months ended June 30, 2005, from $11 million for the three months ended June 30, 2004 and increased 64%, or $14 million, to $36 million for the six months ended June 30, 2005, from $22 million for the six months ended June 30, 2004. The increase was due to higher outstanding balances on our new senior credit facility entered into in December 2004 in conjunction with our acquisition of AMS and lower swap interest payments received. Interest expense for the six months ended June 30, 2004 was offset by the favorable impact of our interest rate swap on $300 million of our 10 3/4% senior notes for the full six months versus approximately four months for the same period in 2005 as a result of the termination of our swap agreement on April 20, 2005.

Provision for Income Taxes. The effective income tax rate was 38.5% for the three months ended June 30, 2005 and 38.6% for the six months ended June 30, 2005, compared with 38.9% for the three and six months ended June 30, 2004. We revised our effective income tax rate primarily due to a decrease in the level of non-deductible stock-based compensation in 2005. Additionally, during the quarter ended June 30, 2005, we recognized a favorable adjustment of $492,000 due to the settlement of tax issues from prior years.

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

Liquidity and Capital Resources

Operating Cash Flows. Our consolidated cash and equivalents and marketable securities decreased $16 million or 1% to $2.7 billion at June 30, 2005, from $2.8 billion at December 31, 2004.

Cash flows provided by operations were $142 million (or cash flows provided by operations of $140 million, excluding the impact of unearned premium revenue) for the six months ended June 30, 2005 compared to cash flows used in operations of $193 million (or cash flows provided by operations of $206 million, excluding the impact of unearned premium revenue) for the six months ended June 30, 2004. The increase was primarily related to the changes in assets and liabilities as discussed below in “Other Balance Sheet Change Explanations.”

Investing Activities. For the six months ended June 30, 2005, investing activities used $274 million of cash, compared to $111 million used during the six months ended June 30, 2004. The change was primarily related to increased purchases of unrestricted and restricted marketable securities and cash paid in connection with the acquisition of Pacific Life including a $40 million restricted investment which was a requirement for our New York Pacific Life business.

Financing Activities. For the six months ended June 30, 2005, financing activities used $22 million of cash, compared to $14 million used during the six months ended June 30, 2004. The changes were as follows:

•	We received $19 million from the issuance of common stock for the six months ended June 30, 2005 in connection with our employee stock purchase plan and exercises of employee stock options and received $31 million during the same period in 2004.

•	We repaid $17 million of our long-term debt during the six months ended June 30, 2005 compared to $1 million during the same period in the prior year.

•	We paid $14 million for the purchase and retirement of our common stock during the six months ended June 30, 2005, primarily in connection with repurchases from our employees for payroll tax withholdings upon vesting of restricted stock, compared to $41 million during the same period in 2004 primarily in connection with repurchases under our stock repurchase program.

•	We capitalized the remaining swap value of approximately $7 million representing a discount of the fair value of our 10 3/4% senior notes due to the termination of our swap agreement on April 20, 2005 with no comparable activity in 2004. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

•	We repaid $3 million on our software financing agreements during the six months ended June 30, 2005 as compared to $4 million during the same period in 2004.

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

A summary of our repurchase activity for the six months ended June 30, 2005 and 2004 is as follows:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased Under our Stock Repurchase Program(2)	Dollar Value of Shares that may yet be Purchased Under the Repurchase Program(2)
2005
January 1 – January 31	220,477	$57.21	—	$49,993,000
February 1 – February 28	620	$62.00	—	$49,993,000
March 1 – March 31	303	$64.08	—	$49,993,000
April 1 – April 30	15,919	$56.73	—	$49,993,000
May 1 – May 31	4,320	$62.64	—	$49,993,000
June 1 – June 30	—	$—	—	$49,993,000

Total	241,639	$57.29	—

2004
January 1 – January 31	70,200	$33.87	—	$—
February 1 – February 29	3,875	$31.72	—	$—
March 1 – March 31	303	$37.16	—	$—
April 1 – April 30	5,035	$41.04	—	$—
May 1 – May 31	221,928	$35.84	218,500	$142,172,000
June 1 – June 30	818,326	$36.50	818,300	$112,304,000

Total	1,119,667	$36.21	1,036,800

(1)	The total number of shares purchased includes shares delivered to, or withheld by us in connection with employee payroll tax withholding upon vesting of restricted stock and shares purchased under our stock repurchase program.

(2)	Our stock repurchase program authorized the repurchase of up to $150 million of our common stock. No shares were repurchased under the stock repurchase program for the three and six months ended June 30, 2005.

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

In April 2003, we entered into an interest rate swap on $300 million of our 10 3/4% senior notes for the purpose of hedging the fair value of our indebtedness. On April 20, 2005, we terminated our swap agreement. The remaining swap value of approximately $7.5 million, representing a discount of the fair value of our 10 3/4% senior notes, is being amortized as a yield adjustment through June 2009, which correlates to the corresponding debt maturity.

Certain of our domestic subsidiaries fully and unconditionally guarantee the 10 3/4% senior notes. See Note 13 of the Notes to Condensed Consolidated Financial Statements.

In December 2004, we replaced our senior credit facility with a new syndicated senior Credit Agreement, or the Credit Agreement, with the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Bookrunner, Morgan Stanley Senior Funding, Inc., as Syndication Agent and Co-Arranger and CIBC, Inc., The Bank of New York, and Wells Fargo Bank, N.A., as Co-Documentation Agents. The new facility consists of a $200 million term A loan, which matures on December 13, 2009, a $425 million term B loan, which matures on December 13, 2010, and a $200 million revolving line of credit, which matures on December 13, 2009. We used the proceeds of the term A and term B loans to refinance approximately $149 million (including accrued interest and fees of approximately $1 million) outstanding under our previous senior credit facility entered into in June 2003, to refinance approximately $30 million outstanding under the senior credit facility of AMS and to fund a portion of the merger consideration paid to acquire AMS. In connection with the Credit Agreement, we incurred approximately $9 million in fees and expenses that are being amortized over the life of the facility. As of June 30, 2005, we had $608 million outstanding on the term A and term B loans and no balance outstanding on the revolving line of credit. There were no borrowings under the revolving line of credit during the three or six months ended June 30, 2005.

The credit facility provides us with two interest rate options for borrowings under the term loans, to which a margin spread is added: (1) the LIBO Rate multiplied by the Statutory Reserve Rate and (2) JPMorgan Chase Bank’s prime rate (or, if greater, the Federal Funds Rate plus 0.5%), which we refer to as the alternate base rate. The margin spread for the term loans is based upon our current Standard & Poor’s Ratings Services and Moody’s Investor Service debt ratings. The margin spread for LIBO Rate borrowings range from 0.75% to 1.75% per annum under the term A loan and 1.25% to 1.5% per annum under the term B loan. The margin spread for alternate base rate borrowings range from 0% to 0.75% per annum under the term A loan and 0.25% to 0.5% per annum under the term B loan. All of our borrowings under the term loans are currently LIBO Rate borrowings with rates ranging from 4.94% to 5.19%. The interest rates per annum applicable to revolving credit borrowings are, at our option, either LIBO Rate borrowings with the same margin spread as our term A loan or alternate base rate borrowings with the same margin spread applicable to the term A loan. We also pay a commitment fee on the average daily unused amount of the revolving credit commitment. The commitment fee range is based upon our current debt rating and ranges from 0.15% to 0.5% per annum. The current commitment fee rate is 0.375% per annum.

The Credit Agreement contains various covenants customary for financings of this type which place restrictions on our and/or our subsidiaries’ ability to incur debt, pay dividends, create liens, make investments, optionally repay, redeem or repurchase our securities and enter into mergers, dispositions and transactions with affiliates. The Credit Agreement also requires we meet various financial ratios, including a maximum consolidated leverage ratio, a minimum consolidated net worth requirement and a minimum fixed charge coverage requirement. At June 30, 2005, we were in compliance with all of these covenants.

Certain of our domestic subsidiaries provide guarantees and have granted security interests to the lenders in substantially all of their personal property in order to secure our obligations and their guarantees under the Credit Agreement. See Note 13 of the Notes to Condensed Consolidated Financial Statements. We have also pledged the equity of certain of our subsidiaries to the lenders as security for the Credit Agreement.

On July 6, 2005, we entered into a definitive agreement to merge with UnitedHealth. Upon completion of the merger, we will operate as a wholly owned subsidiary of UnitedHealth. Under the terms of the agreement, at the effective time of the merger each outstanding share of PacifiCare common stock will be converted into the right to receive 1.10 shares of UnitedHealth common stock plus $21.50 in cash. The transaction with UnitedHealth is subject to a number of conditions, including, the adoption of the Merger Agreement by PacifiCare stockholders at a special stockholder’s meeting, the termination or expiration of the waiting period under the Hart Scott Rodino Antitrust Improvements Act, receipt of all other necessary regulatory approvals and the satisfaction or waiver of other customary conditions. The merger agreement contains certain termination rights for both PacifiCare and UnitedHealth, and provides that, upon termination of the merger agreement under specified circumstances, we may be required to pay UnitedHealth a termination fee of $243.6 million.

On July 16, 2005, we entered into a definitive agreement to sell all of the outstanding shares of PacifiCare Health Insurance Company of Micronesia, Inc., a Guam domestic insurance company. Completion of this sale is subject to regulatory approvals and other customary conditions. We anticipate completing this sale in the latter part of 2005.

On April 27, 2005, we completed the acquisition of the group health insurance business of Pacific Life Insurance Company, or Pacific Life. The transaction was structured as a coinsurance arrangement, whereby Pacific Life cedes to us all future premiums received for its group health operations, and we assume all future incurred claim liabilities. We also obtained renewal rights for the acquired membership. In conjunction with this acquisition, we entered into agreements for transitional and administrative services related to the acquired group health insurance business.

On December 13, 2004, we completed the acquisition of AMS. We paid $32.75 in cash for each share of AMS common stock outstanding and cashed out all outstanding options on a net basis for a total equity purchase price of approximately $505 million. We also repaid approximately $30 million of outstanding indebtedness of AMS in connection with the closing of the acquisition. We financed the acquisition through proceeds from a new $825 million credit facility as described above and the use of internally generated cash.

In August 2005, our debt was rated by the major credit rating agencies as follows:

Agency	Outlook	Senior Credit Facility	10 3/4% Senior Notes	Convertible Subordinated Debentures
Moody’s	Possible Upgrade	Ba2	Ba3	B1
Standard & Poor’s	Watch Positive	BBB-	BBB-	BB+
Fitch IBCA	Watch Positive	BB+	BB+	BB

Consequently, if we seek to raise funds in capital market transactions, our ability to do so will be limited to issuing additional non-investment grade debt or issuing equity and/or equity-linked instruments.

We expect to fund our working capital requirements and capital expenditures during the next twelve months from our cash flow from operations or from capital market transactions. We have taken a number of steps to increase our internally generated cash flow, including increasing premiums, increasing our marketing of specialty product lines, introducing new products to generate new revenue sources and reducing our health care expenses by, among other things, exiting from unprofitable markets and cost savings initiatives. If our cash flow is less than we expect due to one or more of the risk factors described in “Cautionary Statements,” or our cash flow requirements increase for reasons we do not currently foresee or we make any acquisitions as part of our growth strategy, then we may need to draw down available funds on our revolving line of credit which matures in June 2009 or issue additional debt or equity securities. A failure to comply with any covenant in the senior credit facility could make funds under our revolving line of credit unavailable. We also may be required to take additional actions to reduce our cash flow requirements, including the deferral of planned investments aimed at reducing our selling, general and administrative expenses. The deferral or cancellation of any investments could have a material adverse impact on our ability to meet our short-term business objectives. We regularly evaluate cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. We may elect to raise additional funds for these purposes either through additional debt or equity, the sale of investment securities or otherwise as appropriate. We have an effective shelf registration statement on file with the Securities and Exchange Commission under which we may sell common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units in one or more offerings from time to time up to a total dollar amount of $600 million. As of June 30, 2005, we have approximately $400 million available under the shelf registration after our common stock offering in November 2003. The actual amount of any securities issued, the terms of those securities and the intended use of the proceeds from any sale, will be determined at the time of sale, if any such sale occurs.

Other Balance Sheet Change Explanations

Receivables, Net. Receivables, net as of June 30, 2005, increased $88 million from December 31, 2004 primarily due to the acquisition of Pacific Life in April 2005 and an increase in receivables from CMS related to risk adjustment factor amounts which are expected to be received in the second half of the year.

Medical Claims and Benefits Payable. The majority of our medical claims and benefits payable represent liabilities related to our fee-for-service based contracts. Under fee-for-service based contracts, claims are payable once incurred and cash disbursements are made to health care providers for services provided to members after the related claim has been submitted and adjudicated. Under capitated contracts, health care providers are prepaid on a fixed fee per member per month basis, regardless of the services provided to members. The liabilities that arise for capitated contracts relate to timing issues primarily due to membership changes that may occur. As of June 30, 2005, approximately 87% of medical claims and benefits payable was attributable to fee-for-service based contracts.

The following table presents the breakdown of our medical claims and benefits payable:

	June 30, 2005	December 31, 2004
	(Amount in millions)
Incurred But Not Reported (IBNR)	$1,045	$1,004
Capitation and All Other Medical Claims and Benefits Payable	206	188

Medical Claims and Benefits Payable	$1,251	$1,192

Medical claims and benefits payable as of June 30, 2005 increased $59 million from the balance as of December 31, 2004, primarily due to an increase in IBNR as a result of the acquisition of Pacific Life and an increase in provider accruals for capitation amounts due to providers on receivables from CMS, offset by a decrease in IBNR as the result of an increase in the speed of cash payments on claims.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities, including accrued compensation and employee benefits, decreased $67 million from the balance as of December 31, 2004,

primarily due to decreases of $36 million in accrued compensation and employee benefits as a result of payments of incentive compensation net of accruals for current year incentive compensation plans, $18 million in accrued taxes and changes in the timing of trade payables.

Stockholders’ Equity. The increase of $217 million in stockholders’ equity from December 31, 2004, was primarily due to net income and the activity related to share-based compensation. This increase was partially offset by the costs incurred to acquire treasury shares.

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

The completion factors and claims PMPM trend factors are the most significant factors we use in estimating our IBNR. The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by these factors:

Completion Factor(a) Increase (Decrease) in Factor	Increase (Decrease) in Medical Claims Payable
(Amounts in millions)
(3)%	$57
(2)%	38
(1)%	19
1%	(18)
2%	(36)
3%	(53)

Claims Trend(b) Increase (Decrease) in Factor	Increase (Decrease) in Medical Claims Payable
(Amounts in millions)
(3)%	$(20)
(2)%	(13)
(1)%	(7)
1%	7
2%	13
3%	19

(a)	Reflects estimated potential changes in medical claims payable caused by changes in completion factors in each of the most recent four months.

(b)	Reflects estimated potential changes in medical claims payable caused by changes in annualized claims trend used for the estimation of PMPM claims for the most recent four months.

In addition, assuming a hypothetical 1% difference between our June 30, 2005 estimated claims liability and the actual claims incurred run-out, net income for the year ended June 30, 2005 would increase or decrease by approximately $10 million, while diluted net income per share would increase or decrease by $0.07 per share, net of tax.

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

Intangible Assets and Goodwill. In June 2001, the Financial Accounting Standards Board, or FASB, issued Statements of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. SFAS No. 142, which became effective for fiscal years beginning after December 15, 2001, eliminates amortization of goodwill and other intangible assets with indefinite useful lives. Rather, these assets are subject to impairment tests at least annually. We are required to make estimates of fair value and apply certain assumptions, such as a discount factor in applying these annual impairment tests. Such estimates could produce significantly different results if other assumptions, which could also be considered reasonable, were to be used. Intangible assets with definite useful lives are being amortized using a straight-line basis or the timing of related cash flows. An intangible asset subject to amortization must be reviewed for impairment pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

We adopted SFAS No. 142 on January 1, 2002 and, accordingly, no longer amortize goodwill and other intangible assets with indefinite useful lives. In accordance with SFAS No. 142, we determined no adjustments to recorded amounts were required as of June 30, 2005 and 2004.

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

Risks Relating to Us and Our Industry

In order for the proposed merger with UnitedHealth Group to be completed, PacifiCare and UnitedHealth Group must obtain several governmental consents, which, if delayed, not granted or granted with conditions may jeopardize the merger.

PacifiCare and UnitedHealth Group must obtain specified approvals and consents in a timely manner from federal and state agencies prior to the completion of the proposed merger. If these approvals are not received on terms that satisfy the conditions to completing the merger in the merger agreement, then the parties will not be obligated to complete the merger. The governmental agencies from which the parties are seeking approvals have broad discretion in administering relevant laws and regulations. As a condition to approval of the proposed merger, agencies may impose conditions, restrictions, qualifications, requirements or limitations that could negatively affect the way the combined company conducts business. UnitedHealth Group is not obligated to complete the proposed merger if a governmental agency or agencies impose certain conditions, restrictions, qualifications, requirements or limitations when it grants the specified approvals and consents.

Whether or not the proposed merger with UnitedHealth Group is completed, the announcement and pendency of the proposed merger could cause disruptions in the businesses of PacifiCare, which could have an adverse effect on its business and financial results.

Whether or not the proposed merger with UnitedHealth Group is completed, the announcement and pendency of the proposed merger could cause disruptions in the businesses of PacifiCare. Specifically:

•	current and prospective employees may experience uncertainty about their future roles with the combined company, which might adversely affect PacifiCare’s ability to retain key managers and other employees;

•	the merger agreement with UnitedHealth Group imposes certain restrictions on the operations of PacifiCare’s businesses until completion of the merger; and

•	current or prospective customers may experience uncertainty about potential merger transition complexities.

Our profitability will depend in part on accurately pricing our products and predicting health care costs and on our ability to control future health care costs.

Our profitability depends in part on our ability to price our products accurately, predict our health care costs and control future health care costs through underwriting criteria, medical and disease management programs, product design and negotiation of favorable provider, provider network and hospital contracts. We use our underwriting systems to establish and assess premium rates based on accumulated actuarial data, with adjustments for factors such as claims experience and hospital and physician contract changes. We may be less able to accurately price our new products than our other products because of our relative lack of experience and accumulated data for our new products. Premiums on our commercial products are generally fixed for one-year periods. Each of our subsidiaries that offers Medicare Advantage products must submit adjusted community rate proposals, generally by county or service area, to CMS for each Medicare Advantage product that will be offered in the subsequent year. As a result, increases in the costs of health care services in excess of the estimated future health care costs reflected in the premiums or the adjusted community rate proposals generally cannot be recovered in the applicable contract year through higher premiums or benefit designs.

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

Debt

In April 2003, we entered into an interest rate swap on $300 million in aggregate principal of our 10 3/4% senior notes for the purpose of hedging the fair value of our indebtedness. On April 20, 2005, we terminated our swap agreement. The remaining swap value of approximately $7.5 million, representing a discount of the fair value of our 10 3/4% senior notes, is being amortized through June 2009 as a yield adjustment, which correlates to the corresponding debt maturity.

Our senior notes, due in 2009, have a fixed interest rate of 10 3/4%. Our convertible subordinated debentures, due in 2032, have a fixed interest rate of 3%. The fair value of these instruments is affected by changes in market interest rates, and in the case of the convertible subordinated debentures, the value of the underlying shares. As of June 30, 2005, the combined carrying value of our senior notes and convertible subordinated debentures, net of discount, was $452 million. The combined fair value of our senior notes and convertible subordinated debentures was $816 million. Considerable judgment is required to develop estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The following table presents the expected cash outflows relating to our fixed rate long-term borrowings as of June 30, 2005. These outflows include both expected principal and interest payments consistent with the terms of the outstanding debt as of June 30, 2005. For terms relating to our long-term debt, see Note 4 of the Notes to Condensed Consolidated Financial Statements.

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

Under the supervision and with the participation of our management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2005.

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

Item 3: Defaults Upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 19, 2005. On March 31, 2005, the record date for our annual meeting, there were 87,106,360 shares of common stock outstanding and entitled to vote at the annual meeting. The following is a brief description of each matter voted on at the meeting and a statement of the number of votes cast with respect to each matter.

(1)	The stockholders approved the election of the nominees to PacifiCare’s Board of Directors.

Director	For	Withhold Authority
Aida Alvarez	76,859,851	3,442,694
Bradley C. Call	76,856,379	3,446,166
Terry O. Hartshorn	52,308,260	27,994,285
Dominic Ng	77,491,477	2,811,068
Howard G. Phanstiel	76,984,177	3,318,368
Warren E. Pinckert II	76,697,170	3,605,375
David A. Reed	76,800,864	3,501,681
Charles R. Rinehart	76,857,560	3,444,985
Linda Rosenstock	77,513,075	2,789,470
Lloyd E. Ross	76,449,309	3,853,236

(2)	The stockholders approved the PacifiCare Health Systems, Inc. 2005 Equity Incentive Plan.

For	Against	Abstain	Broker Non-Votes
59,309,102	12,677,959	88,322	8,227,162

(3)	The stockholders ratified the selection of Ernst & Young LLP as our independent auditors for 2005.

For	Against	Abstain	Broker Non-Votes
79,222,812	1,036,776	42,957	—

Item 5: Other Information

(a) Other information not previously reported on Form 8-K

None.

(b) Information required by Item 401(j) of Regulation S-K (§229.401)

None.

Item 6: Exhibits

An “Exhibit Index” is filed as part of this Form 10-Q on page 55 and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICARE HEALTH SYSTEMS, INC. (Registrant)

Date: August 3, 2005	By:	/s/ GREGORY W. SCOTT
Gregory W. Scott Executive Vice President, Finance and Enterprise Services and Chief Financial Officer (Principal Financial Officer)

Date: August 3, 2005	By:	/s/ PETER A. REYNOLDS
Peter A. Reynolds Senior Vice President and Corporate Controller (Chief Accounting Officer)

PACIFICARE HEALTH SYSTEMS, INC.

EXHIBIT INDEX

2.01	Agreement and Plan of Merger, dated as of September 15, 2004 between the Registrant, Ashland Acquisition Corp., and American Medical Security Group, Inc. (incorporated by reference to Exhibit 2.01 of Registrant’s Form 8-K, dated September 15, 2004).

2.02	Agreement and Plan of Merger, dated as of July 6, 2005, between the Registrant, UnitedHealth Group, Inc. and Point Acquisition LLC (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K dated July 12, 2005).

3.01	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-3 (File No. 333-83069)).

3.02	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K, dated November 19, 1999).

3.03	Amendment to Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.03 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).

3.04	First Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.04 to Registrant’s Form 10-K for the year ended December 31, 2003).

4.01	Form of Specimen Certificate For Registrant’s Common Stock (incorporated by reference to Exhibit 4.02 to Registrant’s Form 10-K for the year ended December 31, 1999).

4.02	Indenture, dated as of November 22, 2002, between Registrant and U.S. Bank National Association (as Trustee) (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-3 (File No. 333-102909)).

4.03	Registration Rights Agreement, dated as of November 22, 2002, between the Registrant and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-3 (File No. 333-102909)).

4.04	Indenture, dated as of May 21, 2002, among PacifiCare Health Systems, Inc., as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc. and SeniorCo, Inc., as initial subsidiary guarantors, and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).

4.05	Registration Rights Agreement, dated May 21, 2002, by and among PacifiCare Health Systems, Inc., PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc., SeniorCo, Inc., Morgan Stanley & Co. Incorporated and UBS Warburg LLC (incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).

4.06	Supplemental Indenture, dated as of September 15, 2003, by and among PacifiCare Health Systems, Inc., as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc., and SeniorCo, Inc., as initial subsidiary guarantors, RxSolutions, Inc., PacifiCare Behavioral Health, Inc. and Secure Horizons USA, Inc., as PHPA subsidiary guarantors, U.S. Bank National Association, as successor to the State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.06 to Registrant’s Form 10-K for the year ended December 31, 2003).

4.07	Second Supplemental Indenture, dated as of November 19, 2003, by and among PacifiCare Health Systems, Inc., as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., MEDeMORPHUS Healthcare Solutions, Inc. (formerly known as Rx-Connect, Inc.) and SeniorCo, Inc., as initial subsidiary guarantors, RxSolutions, Inc., PacifiCare Behavioral Health, Inc. and Secure Horizons USA, Inc., as PHPA subsidiary guarantors, PacifiCare of Arizona, Inc. and PacifiCare of Oklahoma, Inc., as additional subsidiary guarantors, U.S. Bank National Association, as successor to the State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.07 to Registrant’s Form 10-Q for the quarter ended September 30, 2004).

4.08	Third Supplemental Indenture, dated as of January 14, 2004, by and among PacifiCare Health Systems, Inc., as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., MEDeMORPHUS Healthcare Solutions, Inc. (formerly known as Rx-Connect, Inc.), SeniorCo, Inc., RxSolutions, Inc., PacifiCare Behavioral Health, Inc., Secure Horizons USA, Inc., PacifiCare of Arizona, Inc. and PacifiCare of Oklahoma, Inc., as existing subsidiary guarantors, PacifiCare Southwest Operations, Inc., as additional subsidiary guarantor, U.S. Bank National Association, as successor to the State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.08 to Registrant’s Form 10-Q for the quarter ended September 30, 2004).

4.09	Fourth Supplemental Indenture, dated as of December 13, 2004, by and among PacifiCare Health Systems, Inc., as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., MEDeMORPHUS Healthcare Solutions, Inc. (formerly known as Rx-Connect, Inc.), SeniorCo, Inc., RxSolutions, Inc., PacifiCare Behavioral Health, Inc., Secure Horizons USA, Inc., PacifiCare of Arizona, Inc., PacifiCare of Oklahoma, Inc., and PacifiCare Southwest Operations, Inc., as existing subsidiary guarantors, American Medical Security Group, Inc., as additional subsidiary guarantor, U.S. Bank National Association, as successor to the State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.09 to Registrant’s Form 10-K for the year ended December 31, 2004).

4.10	Fifth Supplemental Indenture, dated as of March 11, 2005, by and among PacifiCare Health Systems, Inc., as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., MEDeMORPHUS Healthcare Solutions, Inc. (formerly known as Rx-Connect, Inc.), SeniorCo, Inc., RxSolutions, Inc., PacifiCare Behavioral Health, Inc., Secure Horizons USA, Inc., PacifiCare of Arizona, Inc., PacifiCare of Oklahoma, Inc., PacifiCare Southwest Operations, Inc. and American Medical Security Group, Inc., as existing subsidiary guarantors, Nurse Healthline, Inc. and Continental Plan Services, Inc. as additional subsidiary guarantors and U.S. Bank National Association, as successor to the State Street Bank and Trust Company of California, N.A., (incorporated by reference to Exhibit 4.10 to Registrant’s Form 10-Q for the quarter ended March 31, 2005).

4.11	Specimen Form of Exchange Global Note for the 10 3/4% Senior Notes due 2009 (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).

4.12	Rights Agreement, dated as of November 19, 1999, between the Registrant and Chase Mellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K, dated November 19, 1999).

4.13	Amendment No. 1 to the Rights Agreement, dated as of February 1, 2005, between Registrant, Mellon Investor Services, LLC and Computershare Investor Services, LLC (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (File No. 001-31700) dated July 12, 2005).

4.14	Amendment No. 2 to the Rights Agreement, dated as of July 6, 2005, between Registrant and Computershare Investor Services, LLC, as rights agent (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K (File No. 001-31700) dated July 12, 2005).

10.01	Senior Executive Employment Agreement, dated as of March 30, 2004, between the Registrant and Howard G. Phanstiel (incorporated by reference to Exhibit 10.01 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.02	Senior Executive Employment Agreement, dated as of August 1, 2004, between the Registrant and Gregory W. Scott (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K, dated October 13, 2004).

10.03	Senior Executive Employment Agreement, dated as of May 3, 2005, between Registrant and Bradford A. Bowlus (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K, dated May 3, 2005).

10.04	Senior Executive Employment Agreement, dated as of June 13, 2005, between the Registrant and Jacqueline B. Kosecoff, Ph.D. (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K, dated June 13, 2005).

10.05	Senior Executive Employment Agreement, dated as of March 31, 2005, between the Registrant and Katherine F. Feeny (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K dated April 4, 2005).

10.06	Senior Executive Employment Agreement, dated as of January 1, 2005, between the Registrant and Joseph S. Konowiecki (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K, dated January 4, 2005).

10.07	Senior Executive Employment Agreement, dated as of December 2, 2002, between the Registrant and Sharon D. Garrett (incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2002).

10.08	Senior Executive Employment Agreement, dated as of October 3, 2004, between the Registrant and Peter A. Reynolds (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K, dated October 13, 2004).

10.09	Senior Executive Employment Agreement, dated as of March 1, 2005, between the Registrant and James Frey (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K, dated March 25, 2005).

10.10	Senior Executive Employment Agreement, dated as of March 1, 2005, between the Registrant and Sam W. Ho (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K, dated April 13, 2005).

10.11	1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit 10.05 to Registrant’s Form 8-B, dated January 23, 1997).

10.12	First Amendment to 1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit D to Registrant’s Proxy Statement, dated May 25, 1999).

10.13	Second Amendment to the 1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).

10.14	Form of Restricted Stock Grant Notice and Restricted Stock Grant Agreement under the 1996 Stock Option Plan for Officers and Key Employees of the Registrant, as amended (incorporated by reference to Exhibit 10.12 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.15	Form of Stock Option Agreement under the 1996 Stock Option Plan for Officers and Key Employees of the Registrant, as amended (incorporated by reference to Exhibit 10.13 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.16	2000 Employee Plan (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-44038)).

10.17	First Amendment to the 2000 Employee Plan of the Registrant (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).

10.18	Form of Restricted Stock Grant Notice and Restricted Stock Grant Agreement under the 2000 Employee Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.16 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.19	Form of Stock Option Agreement under the 2000 Employee Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.20	Amended and Restated 2000 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 1 to Registrant’s Proxy Statement, dated May 18, 2001).

10.21	First Amendment to the Amended and Restated 2000 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).

10.22	Second Amendment to the Amended and Restated 2000 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 10.18 to Registrant’s Form 10-Q for the quarter ended September 30, 2003).

10.23	Form of Stock Option Agreement under the Amended and Restated 2000 Non-Employee Directors Stock Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.24	Amended and Restated 1996 Non-Officer Directors Stock Plan (incorporated by reference to Exhibit E to Registrant’s Proxy Statement, dated May 25, 1999).

10.25	First Amendment to Amended and Restated 1996 Non-Officer Directors Stock Option Plan (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-8 (File No. 333-49272)).

10.26	Form of Stock Option Agreement under the Amended and Restated 1996 Non-Officer Directors Stock Option Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.24 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.27	2005 Equity Incentive Plan of the Registrant (incorporated by reference to Annex A to Registrant’s Proxy Statement, dated April 13, 2005).

*10.28	First Amendment to the 2005 Equity Incentive Plan of the Registrant dated May 19, 2005, a copy of which is filed herewith.

10.29	Form of Non-Qualified Stock Option Agreement under the 2005 Equity Incentive Plan of the Registrant (incorporated by reference to Registrant’s Form 8-K, dated May 19, 2005).

10.30	2003 Incentive Bonus Plan of the Registrant (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2003).

10.31	2003 Management Incentive Compensation Plan of the Registrant (incorporated by reference to Annex B to Registrant’s Proxy Statement, dated May 8, 2003).

10.32	Amended 1997 Premium Priced Stock Option Plan of the Registrant (incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement, dated April 28, 1998).

10.33	First Amendment to Amended 1997 Premium Priced Stock Option Plan, dated as of August 27, 1998 (incorporated by reference to Exhibit 10.12 to Registrant’s Form 10-K for the year ended December 31, 1998).

10.34	Third Amended and Restated PacifiCare Health Systems, Inc. Stock Unit Deferred Compensation Plan, dated January 1, 2002 (incorporated by reference to Exhibit 10.20 to Registrant’s Form 10-K for the year ended December 31, 2002).

10.35	First Amendment, dated as of January 22, 2003, to the Third Amended and Restated PacifiCare Health Systems, Inc. Stock Unit Deferred Compensation Plan, dated January 1, 2002 (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2002).

10.36	Third Amended and Restated PacifiCare Health Systems, Inc. Non-Qualified Deferred Compensation Plan, dated as of October 23, 2003 (incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-Q for the quarter ended September 30, 2003).

10.37	Second Amended and Restated PacifiCare Health Systems, Inc. Statutory Restoration Plan, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.23 to Registrant’s Form 10-K for the year ended December 31, 2002).

10.38	Amended and Restated 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to Registrant’s Proxy Statement dated April 22, 2004).

10.39	Form of Contract with Eligible Medicare+Choice Organization and the Centers for Medicare and Medicaid Services for the period January 1, 2004 to December 31, 2004 (incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-K for the year ended December 31, 2003).

10.40	Form of Indemnification Agreement by and between the Registrant and certain of its Directors and Executive Officers (incorporated by reference to Exhibit 10.26 to Registrant’s Form 10-Q for the quarter ended March 31, 2003).

10.41	Information Technology Services Agreement, dated as of December 31, 2001, between the Registrant and International Business Machines Corporation (incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-K for the year ended December 31, 2001).

10.42	Information Technology Services Agreement, dated as of January 11, 2002, between the Registrant and Keane, Inc. (incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-K for the year ended December 31, 2001).

10.43	Credit Agreement, dated as of December 13, 2004, between the Registrant, the Subsidiary Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.01 to the Registrant’s Form 8-K, dated December 13, 2004).

*10.44	Form of Stock Option Agreement under the 2005 Equity Incentive Plan, a copy of which is filed herewith.

*10.45	Form of Executive Restricted Stock Agreement under the 2005 Equity Incentive Plan, a copy of which is filed herewith.

*10.46	Form of Restricted Stock Agreement under the 2005 Equity Incentive Plan, a copy of which is filed herewith.

*10.47	PacifiCare Supplemental Executive Retirement Plan, dated as of January 1, 2002, a copy of which is filed herewith.

*10.48	First Amendment to the PacifiCare Executive Retirement Plan, dated as of December 17, 2003, a copy of which is filed herewith.

11.1	Statement regarding computation of per share earnings (included in Note 9 to the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q).

14.1	Financial Code of Ethics (incorporated by reference to Exhibit 14.1 to Registrant’s Form 10-K for the year ended December 31, 2003).

*15.1	Letter re: Unaudited Interim Financial Information, a copy of which is filed herewith.

*20.1	Report of Independent Registered Public Accounting Firm, a copy of which is filed herewith.

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*	A copy of this exhibit is being filed with this Quarterly Report on Form 10-Q.