Form 10-Q
period 2005-09-30
PACIFICARE HEALTH SYSTEMS INC /DE/
filed 2005-11-02
CIK 1027974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

There were approximately 87,850,000 shares of common stock outstanding on October 31, 2005.

PACIFICARE HEALTH SYSTEMS, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,427,269	$824,104
Marketable securities	2,175,096	1,936,765
Receivables, net	328,672	317,362
Prepaid expenses and other current assets	48,147	54,746
Deferred income taxes	159,208	148,702

Total current assets	4,138,392	3,281,679

Property, plant and equipment, net	250,404	226,594
Marketable securities-restricted	183,683	140,298
Goodwill	1,333,900	1,278,677
Intangible assets, net	226,403	227,122
Other assets	78,382	72,547

	$6,211,164	$5,226,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$1,308,500	$1,192,400
Accounts payable and accrued liabilities	539,698	514,336
Unearned premium revenue	605,853	89,496
Current portion of long-term debt	35,157	37,534

Total current liabilities	2,489,208	1,833,766

Long-term debt	883,403	916,520
Convertible subordinated debentures	135,000	135,000
Deferred income taxes	119,268	114,733
Other liabilities	59,358	38,460
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; issued and outstanding 87,843 shares in 2005 and 86,072 shares in 2004	878	861
Unearned compensation	(55,645)	(32,207)
Additional paid-in capital	1,666,059	1,569,118
Accumulated other comprehensive income (loss)	(19,634)	3,498
Retained earnings	933,269	647,168

Total stockholders’ equity	2,524,927	2,188,438

	$6,211,164	$5,226,917

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended September 30,
	2005	2004
Revenue:
Commercial	$1,731,062	$1,419,140
Senior	1,763,833	1,480,778
Specialty and other	242,668	181,199
Net investment income	32,879	24,509

Total operating revenue	3,770,442	3,105,626

Expenses:
Health care services and other:
Commercial	1,415,012	1,192,632
Senior	1,493,221	1,257,631
Specialty and other	139,735	101,678

Total health care services and other	3,047,968	2,551,941

Selling, general and administrative expenses	528,951	401,050

Operating income	193,523	152,635
Interest expense, net	(19,611)	(10,182)

Income before income taxes	173,912	142,453
Provision for income taxes	55,802	54,285

Net income	$118,110	$88,168

Basic earnings per share	$1.36	$1.05

Diluted earnings per share	$1.21	$0.94

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(Amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2005	2004
Revenue:
Commercial	$4,976,111	$4,219,045
Senior	5,021,313	4,332,078
Specialty and other	694,816	501,891
Net investment income	95,281	64,183

Total operating revenue	10,787,521	9,117,197

Expenses:
Health care services and other:
Commercial	4,071,329	3,559,411
Senior	4,333,357	3,730,703
Specialty and other	409,488	276,170

Total health care services and other	8,814,174	7,566,284

Selling, general and administrative expenses	1,453,811	1,142,525

Operating income	519,536	408,388
Interest expense, net	(55,117)	(31,852)

Income before income taxes	464,419	376,536
Provision for income taxes	168,026	145,343

Net income	$296,393	$231,193

Basic earnings per share	$3.43	$2.74

Diluted earnings per share	$3.06	$2.44

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Net income	$296,393	$231,193
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization	46,567	37,407
Stock-based compensation expense	23,719	27,822
Tax benefit realized for stock option exercises	23,339	15,982
Amortization of intangible assets	16,318	14,839
Deferred income taxes	4,951	32,899
Amortization of capitalized loan fees	3,113	3,232
Amortization of notes receivable from sale of fixed assets	(2,626)	(4,172)
Provision for (recovery of) doubtful accounts	(2,582)	425
Amortization of discount on 10 3/4% senior notes	977	213
Loss on disposal of property, plant and equipment and other	767	2,749
Amortization of deferred gain	(175)	—
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net	(6,102)	(41,555)
Prepaid expenses and other assets	4,591	1,087
Medical claims and benefits payable	100,903	39,100
Accounts payable and accrued liabilities:
Accrued taxes	1,049	(971)
Other changes in accounts payable and accrued liabilities	43,430	27,909
Unearned premium revenue	516,357	(394,223)

Net cash flows provided by (used in) operating activities	1,070,989	(6,064)

Investing activities:
Purchase of marketable securities, net	(276,133)	(242,546)
Purchase of property, plant and equipment	(68,850)	(45,087)
Acquisitions, net of cash acquired	(58,964)	—
Sale (purchase) of marketable securities-restricted, net	(43,385)	29,495
Proceeds from the sale of property, plant and equipment	2,458	—

Net cash flows used in investing activities	(444,874)	(258,138)

Financing activities:
Proceeds from issuance of common stock	28,507	43,206
Principal payments on long-term debt	(26,077)	(1,365)
Purchase and retirement of common stock	(14,986)	(102,951)
Adjustment to fair value of 10 3/4% senior notes	(7,487)	—
Payments on software financing agreements	(2,907)	(5,515)

Net cash flows used in financing activities	(22,950)	(66,625)

Net increase (decrease) in cash and equivalents	603,165	(330,827)
Beginning cash and equivalents	824,104	1,198,422

Ending cash and equivalents	$1,427,269	$867,595

Table continued on next page

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2005	2004
Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$127,592	$88,647
Interest	$41,070	$27,363
Supplemental schedule of noncash investing and financing activities:
Details of accumulated other comprehensive income:
Change in market value of marketable securities	$(37,802)	$(15,661)
Decrease in deferred tax liability	14,670	5,474

Change in stockholders’ equity	$(23,132)	$(10,187)

Stock-based compensation	$2,270	$3,952

Discount on 10 3/4% senior notes	$(7,755)	$(1,316)

Investment in preferred stock	$7,000	$—

Details of businesses acquired in purchase transactions:
Fair value of assets acquired	$71,766	$—
Less liabilities assumed or created	(12,802)	—

Net cash paid for acquisitions	$58,964	$—

Table continued from previous page.

See accompanying notes.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

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

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (Revised 2004), Share-Based Payment, or SFAS No. 123R, which is a revision of SFAS No. 123. SFAS No. 123R supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. In April 2004, the SEC delayed the implementation date of SFAS No. 123R. SFAS No. 123R, which will become

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2005

(unaudited)

effective for us on January 1, 2006, will require us to expense share-based payments under the “modified prospective” method. Under this method, compensation expense is recognized for all share-based payments granted on or after January 1, 2006 and also for all awards granted prior to January 1, 2006 that remain unvested as of that date. We adopted the transitional provisions of SFAS No. 123 effective January 1, 2003 using the prospective method. Consequently, compensation expense for awards that we granted prior to January 1, 2003 that are not fully vested on January 1, 2006 will be subject to expense beginning January 1, 2006 under SFAS No. 123R. We do not expect that the adoption of SFAS No. 123R will have a significant impact on our results of operations or financial position.

The following table illustrates the effect on net income and earnings per share, as if the fair value method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Amounts in thousands, except per share data)
Net income, as reported	$118,110	$88,168	$296,393	$231,193
Add stock-based compensation expense included in reported net income, net of related tax effect	2,541	3,200	8,230	13,000
Deduct total stock-based compensation expense determined under fair value method for all awards, net of related tax effect	(2,799)	(3,831)	(9,072)	(15,197)

Pro forma net income	$117,852	$87,537	$295,551	$228,996

Earnings per share:
Basic — as reported	$1.36	$1.05	$3.43	$2.74

Basic — pro forma	$1.36	$1.05	$3.42	$2.72

Diluted — as reported	$1.21	$0.94	$3.06	$2.44

Diluted — pro forma	$1.21	$0.93	$3.05	$2.42

The following table illustrates the components of our stock-based compensation expense for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount	Pretax Charges	Net-of-Tax Amount
	(Amounts in thousands)
Stock options	$2,930	$1,793	$2,360	$1,461	$8,696	$5,322	$7,631	$4,685
Employee Stock Purchase Plan	1,223	748	2,810	1,739	4,752	2,908	13,542	8,315

	4,153	2,541	5,170	3,200	13,448	8,230	21,173	13,000
Restricted stock(1)	3,587	2,196	2,275	1,408	10,271	6,286	6,649	4,082

Total	$7,740	$4,737	$7,445	$4,608	$23,719	$14,516	$27,822	$17,082

(1)	The recognition and measurement of restricted stock is the same under APB Opinion No. 25 and SFAS No. 123. The related expenses for the fair value of restricted stock were charged to selling, general and administrative expenses and are included in the net income, as reported amounts in the pro forma net income table above. See Note 5, “Stockholders’ Equity.”

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2005

(unaudited)

3. Business Combinations and Divestitures

Pending Merger with UnitedHealth Group Inc. On July 6, 2005, we entered into a definitive agreement to merge with UnitedHealth Group Inc., or UnitedHealth. Upon completion of the merger, we will operate as a wholly owned subsidiary of UnitedHealth. Under the terms of the agreement, at the effective time of the merger each outstanding share of our common stock will be converted into the right to receive 1.10 shares of UnitedHealth common stock plus $21.50 in cash. The transaction with UnitedHealth is subject to a number of conditions, including, the adoption of the Merger Agreement by our stockholders at a special stockholders’ meeting, the termination or expiration of the waiting period under the Hart Scott Rodino Antitrust Improvements Act, receipt of all other necessary regulatory approvals and the satisfaction or waiver of other customary conditions. The merger agreement contains certain termination rights for both us and UnitedHealth, and provides that, upon termination of the merger agreement under specified circumstances, we may be required to pay UnitedHealth a termination fee of $243.6 million. The special stockholders’ meeting to consider the adoption of the merger agreement is scheduled for Thursday, November 17, 2005 at 10:00 a.m. Pacific Time at the Residence Inn by Marriott, 4931 Katella Avenue, Los Alamitos, California 90720.

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

Sale of Guam Business Operations. On July 16, 2005, we entered into a definitive agreement to sell all of the outstanding shares of PacifiCare Health Insurance Company of Micronesia, Inc., a Guam domestic insurance company. Completion of this sale is subject to regulatory approvals and other customary conditions. We anticipate completing this sale in the fourth quarter of 2005.

4. Long-Term Debt and Other Commitments

Convertible Subordinated Debentures. We have $135 million in aggregate principal amount of 3% convertible subordinated debentures due in 2032. The debentures are convertible into 6,428,566 shares of common stock under certain conditions, including satisfaction of a market price condition for our common stock, satisfaction of a trading price condition relating to the debentures, upon notice of redemption, or upon specified corporate transactions. Each $1,000 of the debentures is convertible into 47.619 shares of our common stock. The market price condition for conversion of the debentures is satisfied if the closing sale price of our common stock exceeds 110% of the conversion price (which is calculated at $23.10 per share) for the debentures for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of any fiscal quarter. In the event that the market price condition is satisfied during any fiscal quarter, the debentures are convertible, at the option of the holder, during the following fiscal quarter. While no debentures were converted as of September 30, 2005, they are considered common stock equivalents and are included in the calculation of weighted average shares outstanding on a diluted basis.

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

September 30, 2005

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

Senior Credit Facility. In December 2004, we replaced our senior credit facility with a new syndicated senior Credit Agreement, or the Credit Agreement, with the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Bookrunner, Morgan Stanley Senior Funding, Inc., as Syndication Agent and Co-Arranger and CIBC, Inc., The Bank of New York, and Wells Fargo Bank, N.A., as Co-Documentation Agents. The new facility consists of a $200 million term A loan, which matures on December 13, 2009, a $425 million term B loan, which matures on December 13, 2010, and a $200 million revolving line of credit, which matures on December 13, 2009. We used the proceeds of the term A and term B loans to refinance approximately $149 million (including accrued interest and fees of approximately $1 million) outstanding under our previous senior credit facility entered into in June 2003, to refinance approximately $30 million outstanding under the senior credit facility of American Medical Security Group, Inc., or AMS, and to fund a portion of the merger consideration paid to acquire AMS. In connection with the Credit Agreement, we incurred approximately $9 million in fees and expenses that are being amortized over the life of the facility. As of September 30, 2005, we had $599 million outstanding on the term A and term B loans and no balance outstanding on the revolving line of credit. There were no borrowings under the revolving line of credit during the quarter or nine months ended September 30, 2005.

The credit facility provides us with two interest rate options for borrowings under the term loans, to which a margin spread is added: (1) the LIBO Rate multiplied by the Statutory Reserve Rate and (2) JPMorgan Chase Bank’s prime rate (or, if greater, the Federal Funds Rate plus 0.5%), which we refer to as the alternate base rate. The margin spread for the term loans is based upon our current Standard & Poor’s Ratings Services and Moody’s Investor Service debt ratings. The margin spread for LIBO Rate borrowings range from 0.75% to 1.75% per annum under the term A loan and 1.25% to 1.5% per annum under the term B loan. The margin spread for alternate base rate borrowings range from 0% to 0.75% per annum under the term A loan and 0.25% to 0.5% per annum under the term B loan. All of our borrowings under the term loans are currently LIBO Rate borrowings with rates ranging from 5.125% to 5.375%. The interest rates per annum applicable to revolving credit borrowings are, at our option, either LIBO Rate borrowings with the same margin spread as our term A loan or alternate base rate borrowings with the same margin spread applicable to the term A loan. We also pay a commitment fee on the average daily unused amount of the revolving credit commitment. The commitment fee range is based upon our current debt rating and ranges from 0.15% to 0.5% per annum. The current commitment fee rate is 0.375% per annum.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2005

(unaudited)

The Credit Agreement contains various covenants customary for financings of this type which place restrictions on our and/or our subsidiaries’ ability to incur debt, pay dividends, create liens, make investments, optionally repay, redeem or repurchase our securities and enter into mergers, dispositions and transactions with affiliates. The Credit Agreement also requires we meet various financial ratios, including a maximum consolidated leverage ratio, a minimum consolidated net worth requirement and a minimum fixed charge coverage requirement. At September 30, 2005, we were in compliance with all of these covenants.

Certain of our domestic subsidiaries provide guarantees and have granted security interests to the lenders in substantially all of their personal property in order to secure our obligations and their guarantees under the Credit Agreement. See Note 12, “Financial Guarantees.” We have also pledged the equity of certain of our subsidiaries to the lenders as security for the Credit Agreement.

Database Financing Agreements. As of September 30, 2005, we had $1 million outstanding under various financing agreements related to the purchase of database licenses, financial accounting system software and related maintenance in connection with the implementation of our information technology, or IT, initiatives. Payments under the financing agreements are due quarterly through October 2006. The interest imputed on the payment plan agreements ranges from 4.0% to 6.5%.

Letters of Credit. Letters of credit are purchased guarantees that assure our performance or payment to third parties in connection with professional liability and workers compensation insurance policies, lease commitments and other potential obligations. Letters of credit commitments totaled $17 million at September 30, 2005 and 2004. As of September 30, 2005, our letters of credit commitments were backed by funds deposited in restricted cash accounts.

Information Technology Outsourcing Contracts. In December 2001, we entered into a 10-year contract to outsource our IT operations to International Business Machines Corporation, or IBM. Under the contract, IBM is the coordinator of our IT outsourcing arrangement, and provides IT services and day-to-day management of our IT infrastructure, including data center operations, support services and information distribution. In January 2002, we entered into a 10-year contract to outsource our IT software applications maintenance and enhancement services to Keane, Inc., or Keane. Our remaining cash obligations for base fees under these contracts over the initial 10-year terms are approximately $700 million, assuming our actual use of services equals the baselines specified in the contracts. However, because we have the ability to reduce services from the vendors under the contracts, our ultimate cash commitment may be less than the stated contract amounts. The contracts also provide for variable fees, based on services provided above certain contractual baselines. Additionally, in the event of contract termination, we may be responsible to pay termination fees to IBM and Keane. These termination fees decline as each successive year of the contract term is completed.

5. Stockholders’ Equity

Stock Repurchase Program. In May 2004, our Board of Directors authorized a share repurchase program under which up to $150 million of our common stock may be repurchased. Under the program, repurchases may be made from time to time in the open market or through privately negotiated transactions using available cash, and may be discontinued at any time. No shares were repurchased under the share repurchase program for the three and nine months ended September 30, 2005. During the three and nine months ended September 30, 2004, we repurchased approximately 2 million shares and 3 million shares, respectively, at a cost of approximately $62 million and $100 million, respectively. The remaining authorization under our stock repurchase program as of September 30, 2005 was $50 million.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2005

(unaudited)

Restricted Stock Awards. For the three months ended September 30, 2005 and 2004, we granted 17,500 and 700 shares of restricted common stock, respectively, including stock deferred into restricted stock units, as part of an employee recognition and retention program. For the nine months ended September 30, 2005 and 2004, we granted 576,800 and 792,600 shares in connection with the same program, respectively. Restrictions on these shares will expire and related charges are being amortized as earned over the vesting period of up to four years. A total of approximately 10,800 and 38,700 shares were forfeited during the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, 97,500 and 98,200 shares were forfeited, respectively.

All shares of restricted stock were issued from our 2005 Equity Incentive Plan and 1996 Officer and Key Employee Stock Option Plan, as amended. The amount of unearned compensation recorded is based on the market value of the shares on the date of issuance and is included as a separate component of stockholders’ equity. Expenses related to the vesting of restricted stock (charged to selling, general and administrative expenses) were $3.6 million and $2.3 million for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, the related expenses were $10.3 million and $6.6 million, respectively.

6. Goodwill and Intangible Assets

Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under this rule, goodwill is no longer amortized, but is subject to impairment tests on an annual basis or more frequently if impairment indicators exist. Under the guidance of SFAS No. 142, we use a discounted cash flow methodology to assess the fair values of our reporting units. Impairment is measured by comparing the goodwill derived from the hypothetical purchase price allocation to the carrying value of the goodwill balance. No goodwill impairment indicators existed for the nine months ended September 30, 2005 and, as a result, impairment testing was not required.

Other intangible assets are being amortized over their useful lives. We estimate our intangible asset amortization will be $22 million in 2005, $19 million in 2006, $18 million in 2007, $15 million in 2008 and $15 million in 2009. The following sets forth balances of identified intangible assets, by major class, for the periods indicated:

	Cost	Accumulated Amortization	Net Balance
	(Amounts in thousands)
Intangible assets:
Employer groups	$252,320	$140,854	$111,466
Provider networks	122,751	24,132	98,619
Other	26,329	9,292	17,037

Balance at December 31, 2004	$401,400	$174,278	$227,122

Intangible assets:
Employer groups	$271,520	$154,713	$116,807
Provider networks	118,251	26,538	91,713
Other	27,229	9,346	17,883

Balance at September 30, 2005	$417,000	$190,597	$226,403

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2005

(unaudited)

The changes in the carrying amount of goodwill, by reportable segment are as follows:

	Health Plans	Specialty	Corporate and Other	Consolidated
	(Amounts in thousands)
Balance as of January 1, 2004	$954,701	$28,403	$—	$983,104
Goodwill acquired during 2004	295,573	—	—	295,573

Balance at December 31, 2004	1,250,274	28,403	—	1,278,677

Adjustments to goodwill acquired	(3,796)	—	—	(3,796)
Goodwill acquired during 2005, net	59,019	—	—	59,019

Balance at September 30, 2005	$1,305,497	$28,403	$—	$1,333,900

7. Health Care Services and Other Expenses

The following table presents the components of total health care services and other expenses for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005		2004
	Commercial	Senior	Commercial	Senior
	(Amounts in millions)
Capitation expense	$374	$841	$387	$724
All other health care services and other expenses	1,041	652	806	534

Total health care services and other expenses	$1,415	$1,493	$1,193	$1,258

	Nine Months Ended September 30,
	2005		2004
	Commercial	Senior	Commercial	Senior
	(Amounts in millions)
Capitation expense	$1,135	$2,389	$1,188	$2,137
All other health care services and other expenses	2,936	1,944	2,371	1,594

Total health care services and other expenses	$4,071	$4,333	$3,559	$3,731

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

September 30, 2005

(unaudited)

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

On September 26, 2002, the District Court certified a nationwide RICO class of virtually all physicians in the country as well as a nationwide state-law subclass of physicians. On September 1, 2004, the Eleventh Circuit upheld part of the class certified by the District Court. Specifically, the Eleventh Circuit upheld the District Court’s certification of a nationwide RICO class of physicians, but reversed the District Court’s certification of plaintiffs’ state law claims. On July 25, 2005, the District Court amended the class certification to, among other things, exclude “any claims that the methods by which negotiated capitation rates are derived and calculated are actuarially unsound.” The District Court’s July 25, 2005 order amended and certified plaintiffs’ class as to both “In re Managed Care” and also as to the essentially identical lawsuit filed in the Southern District of Florida: Shane et al. v. Humana et al. Case No. 04-21589-CIV-MORENO (“Shane II”). On August 25, 2005, the District Court entered a summary judgment in our favor on all remaining capitation-related claims against us. The District Court has set a trial date for April 2006. We deny all material allegations and intend to defend the action vigorously.

Several additional lawsuits have been filed against us and the other defendants in the “In re Managed Care Litigation” by non-physician providers of health care services, such as chiropractors and podiatrists. Those lawsuits have been assigned to the District Court for pre-trial proceedings, but are currently stayed pending the completion of pre-trial matters in the physician class action.

Vivian Gadson, et al., v. American Medical Security, et al., (CV-02-1601) Circuit Court of Montgomery County, Alabama. On September 29, 2004, the Circuit Court of Montgomery County, Alabama, granted final approval of the certification and settlement of a class action lawsuit, Gadson v. United Wisconsin Life Insurance Company, although approval of the settlement has been appealed to the Alabama Supreme Court. Oral argument on this appeal was heard on August 2, 2005. The Circuit Court had granted preliminary approval of the certification and settlement in March 2004. The lawsuit was filed in 2001 and involves issues relating to the rating methodology formerly used by AMS for group health benefit plans marketed to individuals in Alabama and Georgia. All claims of participating class members have been dismissed in exchange for the settlement consideration. On June 14, 2004, the Superior Court of Cobb County, Georgia in Parker v. American Medical Security Group, Inc., issued an order enjoining AMS from settling with Georgia residents who are members of the Gadson class. On September 2, 2004, the Superior Court certified a class of Georgia residents. On March 31, 2005, the Georgia Supreme Court ruled that the Georgia plaintiffs lacked standing to challenge the Gadson settlement and held that the injunction was invalid.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2005

(unaudited)

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

Provider Instability and Insolvency. Our health care services and other expenses include write-offs of certain uncollectible receivables from providers, and the estimated cost of unpaid health care claims normally covered by our capitation payments. Depending on state law, we may be held liable for unpaid health care claims that were previously the responsibility of the capitated provider and for which we have already paid capitation. Insolvency reserves also include estimates for potentially insolvent providers that we have specifically identified, where conditions indicate claims are not being paid or claim payments have slowed considerably, and we have determined that it is probable that we will be required to make the providers’ claim payments. We continue to monitor the financial condition of our providers where there is perceived risk of insolvency and adjust our insolvency reserves as necessary. Information provided by provider groups may be unaudited, self-reported information or may not ultimately be obtained. The balance of our insolvency reserves included in medical claims and benefits payable totaled $28 million at September 30, 2005 and $30 million at December 31, 2004.

To reduce insolvency risk, we have developed contingency plans that include shifting members to other providers and reviewing operational and financial plans to monitor and maximize financial and network stability. As

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2005

(unaudited)

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

9. Earnings Per Share

The following table includes a reconciliation of the numerators and denominators for the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Amounts in thousands, except per share data)
Basic Earnings Per Share Calculation:

Numerator
Net income	$118,110	$88,168	$296,393	$231,193

Denominator
Shares outstanding at the beginning of the period(1)	86,652	84,421	85,162	83,339
Weighted average number of shares issued:
Treasury stock repurchases	(4)	(1,229)	(230)	(922)
Stock options exercised	160	499	1,441	1,879

Denominator for basic earnings per share	86,808	83,691	86,373	84,296

Basic earnings per share	$1.36	$1.05	$3.43	$2.74

Diluted Earnings Per Share Calculation:

Numerator
Net income	$118,110	$88,168	$296,393	$231,193
Adjustment for interest expense avoided on convertible subordinated debentures, net of tax	620	628	1,859	1,865

Net income, as adjusted for interest expense avoided on convertible subordinated debentures	$118,730	$88,796	$298,252	$233,058

Denominator
Denominator for basic earnings per share	86,808	83,691	86,373	84,296
Common stock equivalents related to convertible subordinated debentures	6,429	6,429	6,429	6,429
Employee stock options and other dilutive potential common shares(2)	4,659	4,372	4,603	4,691

Denominator for diluted earnings per share	97,896	94,492	97,405	95,416

Diluted earnings per share	$1.21	$0.94	$3.06	$2.44

(1)	Excludes 958,000 and 956,000 shares of restricted common stock which have been granted under our stock-based compensation plans but have not vested as of September 30, 2005 and 2004, respectively.

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2005

(unaudited)

(2)	Certain options to purchase common stock were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock for the periods presented. For the three months ended September 30, 2005 and 2004, these excluded weighted options outstanding totaled 0.5 million shares and 2.3 million shares, respectively, with exercise prices ranging from $32.37 to $72.52 per share. For the nine months ended September 30, 2005 and 2004, these weighted options outstanding totaled 0.5 million shares and 1.7 million shares, respectively, with exercise prices ranging from $32.37 to $72.52 per share. For the three months ended September 30, 2005 and 2004, the average market value used in the computation of dilutive employee stock options and other dilutive potential common shares was $76.08 and $33.50, respectively. For the nine months ended September 30, 2005 and 2004, the average market value used was $66.44 and $35.19, respectively.

10. Comprehensive Income

Comprehensive income represents our net income plus changes in equity, other than those changes resulting from investments by, and distributions to, our stockholders. Such changes include unrealized gains or losses on our available-for-sale securities. Our comprehensive income totaled $101 million and $99 million for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, our comprehensive income totaled $273 million and $221 million, respectively.

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

September 30, 2005

(unaudited)

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

The accounting policies of the segments are consistent with generally accepted accounting principles in the United States. The following table presents segment information for the Health Plans and Specialty segments for the three and nine months ended September 30, 2005 and 2004, as if our segment reporting structure had been effective on January 1, 2004. Intersegment revenues include internal pharmaceutical sales by our mail order pharmacy to the Health Plans segment’s members and fees recognized by the Specialty segment for services provided to the Health Plans segment. Amounts under the heading “Corporate and Other” include revenues and expenses not allocable to reportable segments. Intersegment transactions are eliminated in consolidation under the heading “Corporate and Other.”

	Health Plan	Specialty	Corporate and Other	Consolidated
	(Amounts in thousands)
Three months ended September 30, 2005:
Operating revenue from external customers	$3,494,895	$242,668	$—	$3,737,563
Intersegment revenues	5,595	281,039	(286,634)	—
Segment operating income	160,603	32,920	—	193,523
Segment assets	$5,298,916	$400,469	$511,779	$6,211,164

Three months ended September 30, 2004:
Operating revenue from external customers	$2,899,918	$181,199	$—	$3,081,117
Intersegment revenues	5,505	88,981	(94,486)	—
Segment operating income	122,298	30,337	—	152,635
Segment assets	$3,743,759	$365,430	$362,793	$4,471,982

Nine months ended September 30, 2005:
Operating revenue from external customers	$9,997,424	$694,816	$—	$10,692,240
Intersegment revenues	16,576	811,178	(827,754)	—
Segment operating income	424,729	94,807	—	519,536
Segment assets	$5,298,916	$400,469	$511,779	$6,211,164

Nine months ended September 30, 2004:
Operating revenue from external customers	$8,551,123	$501,891	$—	$9,053,014
Intersegment revenues	14,067	256,097	(270,164)	—
Segment operating income	322,620	85,768	—	408,388
Segment assets	$3,743,759	$365,430	$362,793	$4,471,982

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2005

(unaudited)

Our largest source of revenue is the federal government. Sources of federal government revenues include revenues from Medicare beneficiaries and from federal employees covered by the Federal Employee Health Benefits Program, or FEHBP, who are included in our commercial product line. Federal government revenues were $1.9 billion and $1.6 billion for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, federal government revenues were $5.4 billion and $4.6 billion, respectively.

12. Financial Guarantees

Certain of our domestic subsidiaries fully and unconditionally guarantee the 10 3/4% senior notes. The Guarantor Subsidiaries are also guarantors of our senior credit facility.

The following unaudited condensed consolidating financial statements quantify the financial position as of September 30, 2005 and December 31, 2004 and the operations for the three and nine months ended September 30, 2005 and 2004 and the cash flows for the nine months ended September 30, 2005 and 2004 of the Guarantor Subsidiaries listed below. The following unaudited condensed consolidating balance sheets, condensed consolidating statements of operations and condensed consolidating statements of cash flows present financial information for the following entities and utilize the following adjustments:

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

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2005

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

September 30, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
ASSETS
Current assets:
Cash and equivalents	$—	$625,772	$801,497	$—	$1,427,269
Marketable securities	—	246,962	1,928,134	—	2,175,096
Receivables, net	1,304	60,313	272,701	(5,646)	328,672
Intercompany	(19,359)	57,626	(38,267)	—	—
Prepaid expenses and other current assets	970	38,985	15,040	(6,848)	48,147
Deferred income taxes	—	91,032	114,716	(46,540)	159,208

Total current assets	(17,085)	1,120,690	3,093,821	(59,034)	4,138,392

Property, plant and equipment, net	—	184,065	66,339	—	250,404
Marketable securities-restricted	29,419	10,612	143,652	—	183,683
Deferred income taxes	—	111,686	30,060	(141,746)	—
Investment in subsidiaries	3,582,485	2,758,038	9,609	(6,350,132)	—
Goodwill and intangible assets, net	—	501,561	1,058,742	—	1,560,303
Other assets	22,293	34,222	21,867	—	78,382

	$3,617,112	$4,720,874	$4,424,090	$(6,550,912)	$6,211,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims and benefits payable	$—	$219,690	$1,095,588	$(6,778)	$1,308,500
Accounts payable and accrued liabilities	14,167	305,278	223,656	(3,403)	539,698
Deferred income taxes	—	30,133	16,407	(46,540)	—
Unearned premium revenue	—	90,955	517,221	(2,323)	605,853
Current portion of long-term debt	34,250	684	223	—	35,157

Total current liabilities	48,417	646,740	1,853,095	(59,044)	2,489,208

Long-term debt	882,309	64	1,030	—	883,403
Convertible subordinated debentures	135,000	—	—	—	135,000
Deferred income taxes	—	181,946	79,068	(141,746)	119,268
Other liabilities	6,825	52,533	—	—	59,358
Stockholders’ equity:
Common stock	878	—	—	—	878
Unearned compensation	(55,645)	—	—	—	(55,645)
Additional paid-in capital	1,666,059	—	—	—	1,666,059
Accumulated other comprehensive loss	—	(4,563)	(17,589)	2,518	(19,634)
Retained earnings	933,269	—	—	—	933,269
Equity in income of subsidiaries	—	3,844,154	2,508,486	(6,352,640)	—

Total stockholders’ equity	2,544,561	3,839,591	2,490,897	(6,350,122)	2,524,927

	$3,617,112	$4,720,874	$4,424,090	$(6,550,912)	$6,211,164

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2005

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

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2005

(unaudited)

CONSOLIDATING CONDENSED STATEMENTS OF INCOME

For the Three Months Ended September 30, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
Operating revenue	$462	$877,499	$3,216,759	$(324,278)	$3,770,442
Income from subsidiaries	137,102	180,075	109	(317,286)	—

Total operating revenue	137,564	1,057,574	3,216,868	(641,564)	3,770,442
Health care services and other expenses	—	723,465	2,634,527	(310,024)	3,047,968
Selling, general and administrative expenses	34	226,641	315,726	(13,450)	528,951

Operating income	137,530	107,468	266,615	(318,090)	193,523
Interest expense, net	(19,420)	(867)	(128)	804	(19,611)

Income before income taxes	118,110	106,601	266,487	(317,286)	173,912
Provision (benefit) for income taxes	—	(34,397)	90,199	—	55,802

Net income	$118,110	$140,998	$176,288	$(317,286)	$118,110

For the Nine Months Ended September 30, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
Operating revenue	$1,232	$2,519,728	$9,202,553	$(935,992)	$10,787,521
Income from subsidiaries	349,877	452,161	2,267	(804,305)	—

Total operating revenue	351,109	2,971,889	9,204,820	(1,740,297)	10,787,521
Health care services and other expenses	—	2,094,266	7,609,686	(889,778)	8,814,174
Selling, general and administrative expenses	132	582,301	914,394	(43,016)	1,453,811

Operating income	350,977	295,322	680,740	(807,503)	519,536
Interest expense, net	(54,584)	(3,534)	(197)	3,198	(55,117)

Income before income taxes	296,393	291,788	680,543	(804,305)	464,419
Provision (benefit) for income taxes	—	(67,049)	235,075	—	168,026

Net income	$296,393	$358,837	$445,468	$(804,305)	$296,393

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2005

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the Three Months Ended September 30, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
Operating revenue	$254	$581,475	$2,650,369	$(126,472)	$3,105,626
Income from subsidiaries	97,801	166,684	1,694	(266,179)	—

Total operating revenue	98,055	748,159	2,652,063	(392,651)	3,105,626
Health care services and other expenses	—	449,652	2,214,806	(112,517)	2,551,941
Selling, general and administrative expenses	33	202,018	212,281	(13,282)	401,050

Operating income	98,022	96,489	224,976	(266,852)	152,635
Interest expense, net	(9,854)	(892)	(109)	673	(10,182)

Income before income taxes	88,168	95,597	224,867	(266,179)	142,453
Provision (benefit) for income taxes	—	(8,269)	62,554	—	54,285

Net income	$88,168	$103,866	$162,313	$(266,179)	$88,168

For the Nine Months Ended September 30, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
Operating revenue	$661	$1,667,337	$7,810,358	$(361,159)	$9,117,197
Income from subsidiaries	261,806	430,268	2,540	(694,614)	—

Total operating revenue	262,467	2,097,605	7,812,898	(1,055,773)	9,117,197
Health care services and other expenses	—	1,308,163	6,580,689	(322,568)	7,566,284
Selling, general and administrative expenses	147	506,575	672,844	(37,041)	1,142,525

Operating income	262,320	282,867	559,365	(696,164)	408,388
Interest expense, net	(31,127)	(2,138)	(137)	1,550	(31,852)

Income before income taxes	231,193	280,729	559,228	(694,614)	376,536
Provision (benefit) for income taxes	—	(31,183)	176,526	—	145,343

Net income	$231,193	$311,912	$382,702	$(694,614)	$231,193

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2005

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
Operating activities:
Net income	$296,393	$358,837	$445,468	$(804,305)	$296,393
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(349,877)	(452,161)	(2,267)	804,305	—
Depreciation and amortization	—	37,952	8,615	—	46,567
Stock-based compensation expense	23,719	—	—	—	23,719
Tax benefit realized for stock option exercises	23,339	—	—	—	23,339
Amortization of intangible assets	—	6,536	9,782	—	16,318
Deferred income taxes	—	(7,029)	11,980	—	4,951
Amortization of capitalized loan fees	3,113	—	—	—	3,113
Amortization of notes receivable from sale of fixed assets	—	(2,626)	—	—	(2,626)
Provision for (recovery of) doubtful accounts	—	575	(3,157)	—	(2,582)
Amortization of discount on 10 3/4% senior notes	977	—	—	—	977
Loss on disposal of property, plant and equipment and other	—	645	122	—	767
Amortization of deferred gain	(175)	—	—	—	(175)
Changes in assets and liabilities, net of effects of acquisitions	(12,465)	149,064	523,629	—	660,228

Net cash flows provided by (used in) operating activities	(14,976)	91,793	994,172	—	1,070,989

Investing activities:
Purchase of marketable securities, net	—	(44,443)	(231,690)	—	(276,133)
Purchase of property, plant and equipment	—	(62,588)	(6,262)	—	(68,850)
Acquisitions, net of cash acquired	(8,397)	(50,567)	—	—	(58,964)
Sale (purchase) of marketable securities-restricted, net	2,521	(5,663)	(40,243)	—	(43,385)
Proceeds from the sale of property, plant and equipment	—	—	2,458	—	2,458

Net cash flows used in investing activities	(5,876)	(163,261)	(275,737)	—	(444,874)

Financing activities:
Proceeds from issuance of common stock	28,507	—	—	—	28,507
Principal payments on long-term debt	(25,688)	—	(389)	—	(26,077)
Purchase and retirement of common stock	(14,986)	—	—	—	(14,986)
Adjustment to fair value of 10 3/4% senior notes	(7,487)	—	—	—	(7,487)
Payments on software financing agreements	—	(2,907)	—	—	(2,907)
Intercompany activity:
Capital contributions received (paid)	506	67,716	(68,222)	—	—
Dividends received (paid)	40,000	224,987	(264,987)	—	—
Subordinated loans received (paid)	—	13,139	(13,139)	—	—

Net cash flows provided by (used in) financing activities	20,852	302,935	(346,737)	—	(22,950)

Net increase in cash and equivalents	—	231,467	371,698	—	603,165
Beginning cash and equivalents	—	394,305	429,799	—	824,104

Ending cash and equivalents	$—	$625,772	$801,497	$—	$1,427,269

PACIFICARE HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2005

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Company
	(Amounts in thousands)
Operating activities:
Net income	$231,193	$311,912	$382,702	$(694,614)	$231,193
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(261,806)	(430,268)	(2,540)	694,614	—
Depreciation and amortization	—	30,957	6,450	—	37,407
Stock-based compensation expense	27,822	—	—	—	27,822
Tax benefit realized for stock option exercises	15,982	—	—	—	15,982
Amortization of intangible assets	—	2,142	12,697	—	14,839
Deferred income taxes	—	31,434	1,465	—	32,899
Amortization of capitalized loan fees	3,232	—	—	—	3,232
Amortization of notes receivable from sale of fixed assets	—	(4,172)	—	—	(4,172)
Provision for (recovery of) doubtful accounts	—	(5,972)	6,397	—	425
Amortization of discount on 10 3/4% senior notes	213	—	—	—	213
Loss on disposal of property, plant and equipment	—	2,734	15	—	2,749
Changes in assets and liabilities	42,651	(110,996)	(300,308)	—	(368,653)

Net cash flows provided by (used in) operating activities	59,287	(172,229)	106,878	—	(6,064)

Investing activities:
Purchase of marketable securities, net	—	(37,880)	(204,666)	—	(242,546)
Purchase of property, plant and equipment	—	(41,018)	(4,069)	—	(45,087)
Sale (purchase) of marketable securities-restricted, net	1,583	(2,041)	29,953	—	29,495

Net cash flows provided by (used in) investing activities	1,583	(80,939)	(178,782)	—	(258,138)

Financing activities:
Proceeds from issuance of common stock	43,206	—	—	—	43,206
Principal payments on long-term debt	(1,125)	—	(240)	—	(1,365)
Purchase and retirement of common stock	(102,951)	—	—	—	(102,951)
Payments on software financing agreements	—	(5,515)	—	—	(5,515)
Intercompany activity:
Dividends received (paid)	—	257,846	(257,846)	—	—
Capital contributions received (paid)	—	(20,000)	20,000	—	—

Net cash flows provided by (used in) financing activities	(60,870)	232,331	(238,086)	—	(66,625)

Net decrease in cash and equivalents	—	(20,837)	(309,990)	—	(330,827)
Beginning cash and equivalents	—	373,527	824,895	—	1,198,422

Ending cash and equivalents	$—	$352,690	$514,905	$—	$867,595

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

Business Combinations

On July 6, 2005, we entered into a definitive agreement to merge with UnitedHealth Group Inc., or UnitedHealth. Upon completion of the merger, we will operate as a wholly owned subsidiary of UnitedHealth. Under the terms of the agreement, at the effective time of the merger each outstanding share of PacifiCare common stock will be converted into the right to receive 1.10 shares of UnitedHealth common stock plus $21.50 in cash. The transaction with UnitedHealth is subject to a number of conditions, including, the adoption of the Merger Agreement by PacifiCare stockholders at a special stockholders meeting, the termination or expiration of the waiting period under the Hart Scott Rodino Antitrust Improvements Act, receipt of all other necessary regulatory approvals and the satisfaction or waiver of other customary conditions. The merger agreement contains certain termination rights for both PacifiCare and UnitedHealth, and provides that, upon termination of the merger agreement under specified circumstances, we may be required to pay UnitedHealth a termination fee of $243.6 million. The special stockholders’ meeting to consider the adoption of the merger agreement is scheduled for Thursday, November 17, 2005 at 10:00 a.m. Pacific Time at the Residence Inn by Marriott, 4931 Katella Avenue, Los Alamitos, California 90720.

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

Premiums for our commercial products and Medicare Advantage products are generally fixed in advance of the periods covered. Of our commercial business, more than 50% of our membership renews on January 1 of each year, with premiums that are generally fixed for a period of one year. In addition, each of our subsidiaries that offers Medicare Advantage products must submit competitive benefit plan bids, generally by county or service area, to CMS, for each Medicare Advantage product that will be offered in the subsequent year. As a result, increases in the costs of health care services in excess of the estimated future health care services expense reflected in the premiums or the competitive benefit plan bids generally cannot be recovered in the applicable contract year through higher premiums or changes in benefit designs.

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

Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004

Membership

Health Plans Segment Membership. Total managed care membership increased 12% to approximately 3.3 million members at September 30, 2005 from approximately 3.0 million members at September 30, 2004.

Commercial membership at September 30, 2005 increased approximately 14% compared to the prior year primarily due to an increase in membership of approximately 507,500 members in our PPO and employer self-funded products, of which approximately 407,700 were the result of the AMS and Pacific Life acquisitions. Membership increases in the PPO and employer self-funded products were offset by a net decrease in commercial HMO membership primarily due to the termination of large employer groups in Oklahoma, Colorado and California effective January 1, 2005.

Medicare Advantage membership increased approximately 6% at September 30, 2005 compared to the prior year primarily due to increased membership in Texas and Arizona due to improved field sales, service area expansions and sales through new broker channels.

Medicare Supplement membership at September 30, 2005 increased approximately 22% compared to the prior year primarily due to individual membership growth from the broker channel particularly in Texas, Michigan, Pennsylvania, and Georgia.

Below is a summary of our commercial and senior membership.

	September 30, 2005			September 30, 2004
	Commercial	Medicare Advantage	Total	Commercial	Medicare Advantage	Total
Managed Care Membership(1)
Arizona	170,300	110,600	280,900	154,700	95,600	250,300
California	1,481,200	357,500	1,838,700	1,488,300	357,100	1,845,400
Colorado	224,200	54,200	278,400	250,500	52,100	302,600
Florida	33,600	—	33,600	—	—	—
Guam	25,900	—	25,900	27,500	—	27,500
Illinois	41,800	—	41,800	—	—	—
Michigan	52,400	—	52,400	—	—	—
Nevada	52,100	26,100	78,200	38,900	25,500	64,400
Oklahoma	70,400	16,600	87,000	85,400	15,100	100,500
Oregon	55,500	23,100	78,600	58,600	23,000	81,600
Texas	156,700	101,100	257,800	93,800	79,900	173,700
Washington	69,100	40,700	109,800	71,500	45,000	116,500
Other States	164,300	1,700	166,000	—	—	—

Total Managed Care Membership	2,597,500	731,600	3,329,100	2,269,200	693,300	2,962,500

Total Membership
Commercial
HMO			1,744,500			1,923,700
PPO			749,000			304,800
Employer self-funded			104,000			40,700

Total Commercial			2,597,500			2,269,200

Senior
Medicare Advantage			731,600			693,300
Medicare Supplement			42,000			34,300
CMS Disease Management			4,300			1,500

Total Senior			777,900			729,100

Total Membership			3,375,400			2,998,300

(1)	Managed care membership includes HMO and PPO membership whether risk or self-funded.

Specialty Segment Membership.

PBM unaffiliated membership at September 30, 2005 increased approximately 5% compared to the prior year primarily due to a net addition of approximately 185,000 members including those from 19 new clients offset by membership reductions in existing clients. PBM PacifiCare membership at September 30, 2005 increased approximately 9% compared to the prior year primarily due to managed care membership growth.

Total behavioral health membership at September 30, 2005 increased approximately 27% compared to the prior year primarily due to the addition of unaffiliated membership on the east coast in January 2005, as well as to growth in the Employee Assistance Program and Administrative Services Only, or ASO, products, partially offset by internal membership losses in California, Colorado and Oklahoma.

Total dental and vision membership at September 30, 2005 increased approximately 43% compared to the prior year primarily due to the addition of 184,000 members as a result of the AMS acquisition and new PacifiCare vision product offerings which resulted in increased membership in Arizona, California and Nevada, as well as expansion of dental and vision benefits to ASO members in Colorado as of January 2005.

Below is a summary of our specialty membership.

	September 30, 2005			September 30, 2004
	PacifiCare	Unaffiliated	Total	PacifiCare	Unaffiliated	Total
Specialty Membership
Pharmacy benefit management(1)	3,263,500	2,654,300	5,917,800	2,998,300	2,528,000	5,526,300
Behavioral health(2)	2,010,100	2,760,000	4,770,100	2,055,800	1,706,500	3,762,300
Dental and vision(2)	929,200	242,400	1,171,600	647,900	173,200	821,100

(1)	PBM PacifiCare membership represents members that are in our commercial, Medicare Advantage, Medicare Supplement or CMS Disease Management plans, excluding members covered under other PBM contracts. All of these members either have a prescription drug benefit or are able to purchase their prescriptions utilizing our retail network contracts or our mail service.

(2)	Behavioral health, dental and vision PacifiCare membership represents members in our commercial and Medicare Advantage plans that are also enrolled in our behavioral health, dental and/or vision plans.

Revenues

Health Plans Segment Revenue

Commercial Revenue. Commercial revenue increased 22%, or $312 million, to $1.73 billion for the three months ended September 30, 2005, from $1.42 billion for the three months ended September 30, 2004 and increased 18%, or $757 million, to $4.98 billion for the nine months ended September 30, 2005, from $4.22 billion for the nine months ended September 30, 2004 as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(Amounts in millions)
Net membership increases primarily due to the acquisitions of AMS and Pacific Life, offset by membership decreases primarily in Oklahoma, Colorado and California	$175	$438
Premium rate increases	137	319

Increase over the comparable period of the prior year	$312	$757

Senior Revenue. Senior revenue increased 19%, or $283 million, to $1.76 billion for the three months ended September 30, 2005 from $1.48 billion for the three months ended September 30, 2004 and increased 16%, or $689 million, to $5.02 billion for the nine months ended September 30, 2005, from $4.33 billion for the nine months ended September 30, 2004 as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(Amounts in millions)
Premium rate increases	$188	$443
Net membership increases, primarily in Texas and Arizona	95	246

Increase over the comparable period of the prior year	$283	$689

Premium rate increases are comprised of rate increases and include the nine month impact of increases in 2005 related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA. For the nine months ended September 30, 2004, only the months of March through September included premium increases from MMA legislation. Additionally, revenues related to risk adjustment factors were accrued as earned in the nine months ended September 30, 2005, and were $87 million greater than the corresponding accrual in the same period of the prior year.

Specialty Segment Revenue. Specialty and other revenue increased 34%, or $61 million, to $243 million for the three months ended September 30, 2005, from $182 million for the three months ended September 30, 2004 and increased 38%, or $193 million, to $695 million for the nine months ended September 30, 2005, from $502 million for the nine months ended September 30, 2004. The increase was primarily due to increased volume of PBM service contracts where we assume margin or pricing risk and increased mail service business, increased revenue at our behavioral health subsidiary as a result of increased unaffiliated membership and increased dental revenues as a result of the acquisition of AMS.

Net Investment Income. Net investment income increased 34%, or $8 million, to $33 million for the three months ended September 30, 2005, from $25 million for the three months ended September 30, 2004. Net investment income increased 48%, or $31 million, to $95 million for the nine months ended September 30, 2005, from $64 million for the nine months ended September 30, 2004. The increases were primarily due to higher interest rates, higher investment balances obtained in the AMS acquisition and higher invested balances compared to the same period in the prior year.

Segment Margins

Health Plans Segment Margins

Commercial Margin. Our commercial margin increased 40%, or $90 million, to $316 million for the three months ended September 30, 2005, from $226 million for the three months ended September 30, 2004 and increased 37%, or $245 million, to $905 million for the nine months ended September 30, 2005, from $660 million for the nine months ended September 30, 2004 as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(Amounts in millions)
Commercial revenue increases (as noted above)	$312	$757
Increases in health care services and other expenses primarily as a result of net membership increases primarily due to the acquisitions of AMS and Pacific Life, offset by membership decreases primarily in Oklahoma, Colorado and California	(147)	(370)
Increases in health care services and other expenses as a result of trend increases	(75)	(142)

Increase over the comparable period of the prior year	$90	$245

Senior Margin. Our senior margin increased 21%, or $47 million, to $270 million for the three months ended September 30, 2005, from $223 million for the three months ended September 30, 2004 and increased 14%, or $87 million, to $688 million for the nine months ended September 30, 2005, from $601 million for the nine months ended September 30, 2004 as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(Amounts in millions)
Senior revenue increases (as noted above)	$283	$689
Increases in health care services and other expenses as a result of trend increases and benefit adjustments	(155)	(391)
Increases in health care services and other expenses as a result of net senior membership increases, primarily in Texas and Arizona	(81)	(211)

Increase over the comparable period of the prior year	$47	$87

The risk adjustment factors payment we received from CMS during the three months ended September 30, 2005 was approximately $30 million greater than the amount previously recorded as a receivable, net of applicable capitation payments to physicians and hospitals.

Specialty Segment Margin. Our specialty and other margin increased 29%, or $23 million, to $103 million for the three months ended September 30, 2005, from $80 million for the three months ended September 30, 2004 and increased 26%, or $60 million, to $285 million for the nine months ended September 30, 2005, from $225 million for the nine months ended September 30, 2004, which was primarily driven by increased mail service business at our PBM, increased unaffiliated membership at our behavioral health subsidiary and increased dental business as a result of the acquisition of AMS.

Medical Loss Ratio. Our medical loss ratios, or MLRs, are calculated using premium revenue and related health care services and other expenses and cannot be directly calculated from the line items in the Condensed Consolidated Statement of Income. Our MLRs are calculated using the following categories of revenue and expenses:

•	Private — Commercial: includes premium revenue and related health care services and other expenses for our commercial HMO products (including Federal Employees Health Benefit Program, or FEHBP, and state and local government contracts), PPO products, and other indemnity, behavioral, dental and vision plans;

•	Private — Senior: includes premium revenue and related health care services and other expenses for our Medicare Supplement and Senior Supplement products where premiums are paid in full by the employer or the consumer;

•	Government — Senior: includes premium revenue and related health care services and other expenses for our Medicare Advantage, HMO and PPO products and other senior products where premiums are paid principally through government programs.

All non-premium revenues and related health care services and other expenses are excluded from the calculation of our MLR.

The consolidated MLR and its components for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Medical loss ratio:
Consolidated	82.9%	84.1%	83.7%	84.7%
Private — Commercial	81.3%	83.5%	81.4%	83.8%
Private — Senior	74.1%	69.5%	75.4%	72.4%
Private — Consolidated	81.2%	83.2%	81.4%	83.6%
Government — Senior	84.7%	84.9%	86.3%	85.9%

Private — Commercial MLR. Our private — commercial MLR decreased to 81.3% for the three months ended September 30, 2005 compared to 83.5% for the same period in 2004. The decrease was primarily due to a 23% increase in premium revenue, offset by a 20% increase in health care services and other expenses. For the nine months ended September 30, 2005, our private — commercial MLR decreased to 81.4% compared to 83.8% for the same period in 2004. The decrease was primarily due to a 19% increase in our commercial HMO premium revenue, offset by a 16% increase in our commercial HMO health care services and other expenses. The change is mainly due to a change in our business mix as we increased our focus on individual and small group membership as reflected by our recent acquisitions.

Private — Senior MLR. Our private — senior MLR increased to 74.1% for the three months ended September 30, 2005 compared to 69.5% for the same period in 2004 and increased to 75.4% for the nine months ended September 30, 2005 compared to 72.4% for the same period in 2004. The increases were driven by a 26% increase in health care services and other expenses that outpaced an 18% increase in premium revenue for the three months ended September 30, 2005 and a 19% increase in health care services and other expenses that outpaced a 15% increase in premium revenue for the nine months ended September 30, 2005.

Government — Senior MLR. Our government — senior MLR decreased to 84.7% for the three months ended September 30, 2005 compared to 84.9% for the same period in 2004 and increased to 86.3% for the nine months ended September 30, 2005 compared to 85.9% for the same period in 2004. The decrease was driven by a 19% increase in premium revenue applied against a 19% increase in health care services and other expenses for the three months ended September 30, 2005. The increase was driven by a 16% increase in health care services and other expenses applied against a 16% increase in premium revenue for the nine months ended September 30, 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 32%, or $128 million, to $529 million for the three months ended September 30, 2005, from $401 million for the three months ended September 30, 2004. Selling, general and administrative expenses increased 27%, or $311 million, to $1.45 billion for the nine months ended September 30, 2005 from $1.14 billion for the nine months ended September 30, 2004. Total selling, general and administrative expenses increased primarily due to selling, general and administrative expenses associated with the recently acquired AMS and Pacific Life operations which are not included in the September 2004 results, increased broker commissions as a result of higher revenues and a shift in product mix, costs incurred in our preparations to become a national prescription drug plan administrator for the new Medicare Part D benefit, costs incurred in connection with our pending business combination with UnitedHealth, staffing growth at our PBM, and incentive compensation accruals reflective of improved operating results offset by legal matters either settled or reserved.

For the three and nine months ended September 30, 2005, selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income) increased compared to the same period in the prior year primarily due to the increase in selling, general and administrative expenses as described above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Selling, general and administrative expenses as a percentage of operating revenue (excluding net investment income)	14.2%	13.0%	13.6%	12.6%

Interest Expense. Interest expense increased 93%, or $9 million, to $19 million for the three months ended September 30, 2005, from $10 million for the three months ended September 30, 2004 and increased 73%, or $23 million, to $55 million for the nine months ended September 30, 2005, from $32 million for the nine months ended September 30, 2004. The increase was due to higher outstanding balances on our new senior credit facility entered into in December 2004 in conjunction with our acquisition of AMS and lower swap interest payments received. Interest expense for the nine months ended September 30, 2004 was offset by the favorable impact of our interest rate swap on $300 million of our 10 3/4% senior notes for the full nine months versus approximately four months for the same period in 2005 as a result of the termination of our swap agreement on April 20, 2005.

Provision for Income Taxes. The effective income tax rate was 32.1% for the three months ended September 30, 2005 and 36.2% for the nine months ended September 30, 2005, compared with 38.1% and 38.6% for the three and nine months ended September 30, 2004, respectively. We revised our effective income tax rate primarily due to a decrease in the level of non-deductible stock-based compensation in 2005. Additionally, during the three and nine months ended September 30, 2005, we recognized favorable adjustments of $11.7 million and $12.2 million, respectively, primarily related to the settlement of tax issues from prior years.

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

Liquidity and Capital Resources

Operating Cash Flows. Our consolidated cash and equivalents and marketable securities increased $841 million or 30% to $3.6 billion at September 30, 2005, from $2.8 billion at December 31, 2004.

Cash flows provided by operations were $1.1 billion (or cash flows provided by operations of $555 million, excluding the impact of unearned premium revenue) for the nine months ended September 30, 2005 compared to cash flows used in operations of $6 million (or cash flows provided by operations of $388 million, excluding the impact of unearned premium revenue) for the nine months ended September 30, 2004. The increase was primarily related to the changes in assets and liabilities as discussed below in “Other Balance Sheet Change Explanations.”

Investing Activities. For the nine months ended September 30, 2005, investing activities used $445 million of cash, compared to $258 million used during the nine months ended September 30, 2004. The change was primarily related to increased purchases of unrestricted and restricted marketable securities, cash paid in connection with the acquisition of Pacific Life including a $40 million restricted investment which was a requirement for our New York Pacific Life business and increased purchases in property, plant and equipment.

Financing Activities. For the nine months ended September 30, 2005, financing activities used $23 million of cash, compared to $67 million used during the nine months ended September 30, 2004. The changes were as follows:

•	We received $29 million from the issuance of common stock for the nine months ended September 30, 2005 in connection with our employee stock purchase plan and exercises of employee stock options and received $43 million during the same period in 2004.

•	We repaid $26 million of our long-term debt during the nine months ended September 30, 2005 compared to $1 million during the same period in the prior year.

•	We paid $15 million for the purchase and retirement of our common stock during the nine months ended September 30, 2005, primarily in connection with repurchases from our employees for payroll tax withholdings upon vesting of restricted stock, compared to $103 million during the same period in 2004 primarily in connection with repurchases under our stock repurchase program.

•	We capitalized the remaining swap value of approximately $7 million representing a discount of the fair value of our 10 3/4% senior notes due to the termination of our swap agreement on April 20, 2005 with no comparable activity in 2004. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

•	We repaid $3 million on our software financing agreements during the nine months ended September 30, 2005 as compared to $6 million during the same period in 2004.

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

A summary of our repurchase activity for the nine months ended September 30, 2005 and 2004 is as follows:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased Under our Stock Repurchase Program(2)	Dollar Value of Shares that may yet be Purchased Under the Repurchase Program(2)
2005
January 1 – January 31	220,477	$57.21	—	$49,993,000
February 1 – February 28	620	$62.00	—	$49,993,000
March 1 – March 31	303	$64.08	—	$49,993,000
April 1 – April 30	15,919	$56.73	—	$49,993,000
May 1 – May 31	4,320	$62.64	—	$49,993,000
June 1 – June 30	—	$—	—	$49,993,000
July 1 – July 31	2,630	$72.52	—	$49,993,000
August 1 – August 31	—	$—	—	$49,993,000
September 1 – September 30	12,136	$78.44	—	$49,993,000

Total	256,405	$58.45	—

2004
January 1 – January 31	70,200	$33.87	—	$—
February 1 – February 29	3,875	$31.72	—	$—
March 1 – March 31	303	$37.16	—	$—
April 1 – April 30	5,035	$41.04	—	$—
May 1 – May 31	221,928	$35.84	218,500	$142,172,000
June 1 – June 30	818,326	$36.50	818,300	$112,304,000
July 1 – July 31	350	$37.91	—	$112,304,000
August 1 – August 31	2,049,500	$30.40	2,049,500	$49,993,000
September 1 – September 30	2,590	$32.58	—	$49,993,000

Total	3,172,107	$32.45	3,086,300

(1)	The total number of shares purchased includes shares delivered to, or withheld by us in connection with employee payroll tax withholding upon vesting of restricted stock and shares purchased under our stock repurchase program.

(2)	Our stock repurchase program authorized the repurchase of up to $150 million of our common stock. No shares were repurchased under the stock repurchase program for the three and nine months ended September 30, 2005.

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

In December 2004, we replaced our senior credit facility with a new syndicated senior Credit Agreement, or the Credit Agreement, with the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Bookrunner, Morgan Stanley Senior Funding, Inc., as Syndication Agent and Co-Arranger and CIBC, Inc., The Bank of New York, and Wells Fargo Bank, N.A., as Co-Documentation Agents. The new facility consists of a $200 million term A loan, which matures on December 13, 2009, a $425 million term B loan, which matures on December 13, 2010, and a $200 million revolving line of credit, which matures on December 13, 2009. We used the proceeds of the term A and term B loans to refinance approximately $149 million (including accrued interest and fees of approximately $1 million) outstanding under our previous senior credit facility entered into in June 2003, to refinance approximately $30 million outstanding under the senior credit facility of AMS and to fund a portion of the merger consideration paid to acquire AMS. In connection with the Credit Agreement, we incurred approximately $9 million in fees and expenses that are being amortized over the life of the facility. As of September 30, 2005, we had $599 million outstanding on the term A and term B loans and no balance outstanding on the revolving line of credit. There were no borrowings under the revolving line of credit during the three or nine months ended September 30, 2005.

The credit facility provides us with two interest rate options for borrowings under the term loans, to which a margin spread is added: (1) the LIBO Rate multiplied by the Statutory Reserve Rate and (2) JPMorgan Chase Bank’s prime rate (or, if greater, the Federal Funds Rate plus 0.5%), which we refer to as the alternate base rate. The margin spread for the term loans is based upon our current Standard & Poor’s Ratings Services and Moody’s Investor Service debt ratings. The margin spread for LIBO Rate borrowings range from 0.75% to 1.75% per annum under the term A loan and 1.25% to 1.5% per annum under the term B loan. The margin spread for alternate base rate borrowings range from 0% to 0.75% per annum under the term A loan and 0.25% to 0.5% per annum under the term B loan. All of our borrowings under the term loans are currently LIBO Rate borrowings with rates ranging from 5.125% to 5.375%. The interest rates per annum applicable to revolving credit borrowings are, at our option, either LIBO Rate borrowings with the same margin spread as our term A loan or alternate base rate borrowings with the same margin spread applicable to the term A loan. We also pay a commitment fee on the average daily unused amount of the revolving credit commitment. The commitment fee range is based upon our current debt rating and ranges from 0.15% to 0.5% per annum. The current commitment fee rate is 0.375% per annum.

The Credit Agreement contains various covenants customary for financings of this type which place restrictions on our and/or our subsidiaries’ ability to incur debt, pay dividends, create liens, make investments, optionally repay, redeem or repurchase our securities and enter into mergers, dispositions and transactions with affiliates. The Credit Agreement also requires we meet various financial ratios, including a maximum consolidated leverage ratio, a minimum consolidated net worth requirement and a minimum fixed charge coverage requirement. At September 30, 2005, we were in compliance with all of these covenants.

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

On July 6, 2005, we entered into a definitive agreement to merge with UnitedHealth. Upon completion of the merger, we will operate as a wholly owned subsidiary of UnitedHealth. Under the terms of the agreement, at the effective time of the merger each outstanding share of PacifiCare common stock will be converted into the right to receive 1.10 shares of UnitedHealth common stock plus $21.50 in cash. The transaction with UnitedHealth is subject to a number of conditions, including, the adoption of the Merger Agreement by PacifiCare stockholders at a special stockholders’ meeting, the termination or expiration of the waiting period under the Hart Scott Rodino Antitrust Improvements Act, receipt of all other necessary regulatory approvals and the satisfaction or waiver of other customary conditions. The merger agreement contains certain termination rights for both PacifiCare and UnitedHealth, and provides that, upon termination of the merger agreement under specified circumstances, we may be required to pay UnitedHealth a termination fee of $243.6 million. The special stockholders’ meeting to consider the adoption of the merger agreement is scheduled for Thursday, November 17, 2005 at 10:00 a.m. Pacific Time at the Residence Inn by Marriott, 4931 Katella Avenue, Los Alamitos, California 90720.

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

On July 16, 2005, we entered into a definitive agreement to sell all of the outstanding shares of PacifiCare Health Insurance Company of Micronesia, Inc., a Guam domestic insurance company. Completion of this sale is subject to regulatory approvals and other customary conditions. We anticipate completing this sale in the fourth quarter of 2005.

In November 2005, our debt was rated by the major credit rating agencies as follows:

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

We expect to fund our working capital requirements and capital expenditures during the next twelve months from our cash flow from operations or from capital market transactions. We have taken a number of steps to increase our internally generated cash flow, including increasing premiums, increasing our marketing of specialty product lines, introducing new products to generate new revenue sources and reducing our health care expenses by, among other things, exiting from unprofitable markets and cost savings initiatives. If our cash flow is less than we expect due to one or more of the risk factors described in “Cautionary Statements,” or our cash flow requirements increase for reasons we do not currently foresee or we make any acquisitions as part of our growth strategy, then we may need to draw down available funds on our revolving line of credit which matures in June 2009 or issue additional debt or equity securities. A failure to comply with any covenant in the senior credit facility could make funds under our revolving line of credit unavailable. We also may be required to take additional actions to reduce our cash flow requirements, including the deferral of planned investments aimed at reducing our selling, general and administrative expenses. The deferral or cancellation of any investments could have a material adverse impact on our ability to meet our short-term business objectives. We regularly evaluate cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. We may elect to raise additional funds for these purposes either through additional debt or equity, the sale of investment securities or otherwise as appropriate. We have an effective shelf registration statement on file with the Securities and Exchange Commission under which we may sell common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and stock purchase units in one or more offerings from time to time up to a total dollar amount of $600 million. As of September 30, 2005, we have approximately $400 million available under the shelf registration after our common stock offering in November 2003. The actual amount of any securities issued, the terms of those securities and the intended use of the proceeds from any sale, will be determined at the time of sale, if any such sale occurs.

Other Balance Sheet Change Explanations

Receivables, Net. Receivables, net as of September 30, 2005, increased $11 million from December 31, 2004 primarily due to a $32 million increase in premium receivables as a result of the acquisition of Pacific Life in April 2005, offset by a $21 million decrease in trade receivables primarily due to increased collections for rebate billings by our PBM.

Medical Claims and Benefits Payable. The majority of our medical claims and benefits payable represent liabilities related to our fee-for-service based contracts. Under fee-for-service based contracts, claims are payable once incurred and cash disbursements are made to health care providers for services provided to members after the related claim has been submitted and adjudicated. Under capitated contracts, health care providers are prepaid on a fixed fee per member per month basis, regardless of the services provided to members. The liabilities that arise for capitated contracts relate to timing issues primarily due to membership changes that may occur. As of September 30, 2005, approximately 84% of medical claims and benefits payable was attributable to fee-for-service based contracts.

The following table presents the breakdown of our medical claims and benefits payable:

	September 30, 2005	December 31, 2004
	(Amount in millions)
Incurred But Not Reported (IBNR)	$1,057	$1,004
Capitation and All Other Medical Claims and Benefits Payable	251	188

Medical Claims and Benefits Payable	$1,308	$1,192

Medical claims and benefits payable as of September 30, 2005 increased $116 million from the balance as of December 31, 2004, primarily due to an increase in IBNR as a result of the acquisition of Pacific Life, an increase in provider capitation accruals for amounts due to providers related to amounts received from CMS and an increase in other health care accruals for the CMS disease management program and other estimated amounts owed to CMS.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities, including accrued compensation and employee benefits, increased $25 million from the balance as of December 31, 2004, primarily due to changes in the timing of trade payables.

Stockholders’ Equity. The increase of $336 million in stockholders’ equity from December 31, 2004, was primarily due to net income and the activity related to share-based compensation.

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

The completion factors and claims PMPM trend factors are the most significant factors we use in estimating our IBNR. The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by these factors:

Completion Factor(a) Increase (Decrease) in Factor	Increase (Decrease) in Medical Claims Payable
(Amounts in millions)
(3)%	$ 58
(2)%	38
(1)%	19
1%	(19)
2%	(37)
3%	(54)

Claims Trend(b) Increase (Decrease) in Factor	Increase (Decrease) in Medical Claims Payable
(Amounts in millions)
(3)%	$(23)
(2)%	(15)
(1)%	(8)
1%	8
2%	15
3%	22

(a)	Reflects estimated potential changes in medical claims payable caused by changes in completion factors in each of the most recent four months.

(b)	Reflects estimated potential changes in medical claims payable caused by changes in annualized claims trend used for the estimation of PMPM claims for the most recent four months.

In addition, assuming a hypothetical 1% difference between our September 30, 2005 estimated claims liability and the actual claims incurred run-out, net income for the nine months ended September 30, 2005 would increase or decrease by approximately $11 million, while diluted net income per share would increase or decrease by $.07 per share, net of tax.

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

We adopted SFAS No. 142 on January 1, 2002 and, accordingly, no longer amortize goodwill and other intangible assets with indefinite useful lives. In accordance with SFAS No. 142, we determined no adjustments to recorded amounts were required as of September 30, 2005 and 2004.

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

Our profitability depends in part on our ability to price our products accurately, predict our health care costs and control future health care costs through underwriting criteria, medical and disease management programs, product design and negotiation of favorable provider, provider network and hospital contracts. We use our underwriting systems to establish and assess premium rates based on accumulated actuarial data, with adjustments for factors such as claims experience and hospital and physician contract changes. We may be less able to accurately price our new products than our other products because of our relative lack of experience and accumulated data for our new products. Premiums on our commercial products are generally fixed for one-year periods. Each of our subsidiaries that offers Medicare Advantage products must submit competitive benefit plan bids, generally by county or service area, to CMS for each Medicare Advantage product that will be offered in the subsequent year. As a result, increases in the costs of health care services in excess of the estimated future health care costs reflected in the premiums or the competitive benefit plan bids generally cannot be recovered in the applicable contract year through higher premiums or benefit designs.

Our actual health care costs may exceed our estimates reflected in premiums and competitive benefit plans due to various factors, including increased utilization of medical facilities and services, including prescription drugs, changes in demographic characteristics, the regulatory environment, changes in health care practices, medical cost inflation, new treatment and technologies, continued consolidation of physician, hospital and other provider groups, termination of capitation arrangements resulting in transfer of membership to fee-for-service based arrangements and contractual disputes with providers. Our failure to adequately price our products or predict and control health care costs may result in a material adverse effect on our financial condition, results of operations or cash flows.

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

As a government contractor, we are exposed to risks that could materially affect our revenue or profitability from our Medicare Advantage and prescription drug plan products or our willingness to participate in the Medicare program.

The Medicare program has accounted for approximately 47% of our total revenue in 2004 and approximately 4% additional revenue was attributable to the Federal Employee Health Benefits Program. CMS regulates the benefits provided, premiums paid, quality assurance procedures, marketing and advertising for our Medicare Advantage and Prescription Drug Plan products. CMS may terminate our Medicare Advantage or Prescription Drug Plan contracts or elect not to renew those contracts when those contracts come up for renewal every 12 months. Although we are receiving increased government funding under the MMA, we may still face the risk of reduced or insufficient government reimbursement and the need to continue to exit unprofitable markets. The loss of Medicare contracts or changes in the regulatory requirements governing the Medicare Advantage program, Part D program or the Medicare program itself could have a material adverse effect on our financial position, results of operations or cash flows.

In January 2005, CMS published final regulations for Title I (Prescription Drug Plan) and Title II (Medicare Advantage Program) of the MMA. During 2005, CMS has continued to issue refining interpretative guidance regarding these regulations. We have made progress towards achieving timely compliance with the rules, but implementation is not yet complete. We are significantly dependent on key interfaces with CMS and their vendors, and some of the CMS systems are either still in development or testing with plans has not yet been completed. Our operational readiness may be impeded or additional investments in modifying our existing systems and work processes could be required.

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

The laws and regulations governing our business and interpretations of these laws and regulations are subject to frequent change. In recent years, significant federal and state laws have been enacted that have increased our cost of doing business, exposed us to increased liability and had other adverse effects on our business. State and federal governments are continually considering changes to the laws and regulations regulating our industry, and are currently considering laws and regulations relating to:

•	increasing minimum capital or risk based capital requirements;

•	mandating benefits and products;

•	restricting a health plan’s ability to limit coverage to medically necessary care;

•	reducing the reimbursement or payment levels for government funded programs;

•	imposing guidelines for pharmaceutical manufacturers that could cause pharmaceutical companies to restructure the financial terms of their business arrangements with PBMs or health plans;

•	patients’ bill of rights legislation at the state and federal level that could hold health plans liable for medical malpractice;

•	limiting a health plan’s ability to capitate physicians and hospitals or delegate financial risk, utilization review, quality assurance or other medical decisions to our contracting physicians and hospitals;

•	restricting a health plan’s ability to select and terminate providers in our networks;

•	allowing independent physicians to collectively bargain with health plans on a number of issues, including financial compensation;

•	adding further restrictions and administrative requirements on the use, retention, transmission, processing, protection and disclosure of personally identifiable health information, including transmission of information to employees or contractors in other countries;

•	tightening time periods for the timely payment and administration of health care claims and imposing financial and other penalties for non-compliance;

•	limiting the ability of small employer group health plans to use risk selection to control costs and health status and industry codes to set rates, as well as limiting the amount of rate increases that can be given from year to year;

•	allowing employers to leverage their purchasing power through associations or other multiple employer arrangements; and

•	adding further restrictions and administrative requirements related to the compensatory arrangements pertaining to our agents and brokers in connection with the sale of our products and disclosure of such compensatory arrangements.

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

Our senior notes, due in 2009, have a fixed interest rate of 10 3/4%. Our convertible subordinated debentures, due in 2032, have a fixed interest rate of 3%. The fair value of these instruments is affected by changes in market interest rates, and in the case of the convertible subordinated debentures, the value of the underlying shares. As of September 30, 2005, the combined carrying value of our senior notes and convertible subordinated debentures, net of discount, was $452 million. The combined fair value of our senior notes and convertible subordinated debentures was $866 million. Considerable judgment is required to develop estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The following table presents the expected cash outflows relating to our fixed rate long-term borrowings as of September 30, 2005. These outflows include both expected principal and interest payments consistent with the terms of the outstanding debt as of September 30, 2005. For terms relating to our long-term debt, see Note 4 of the Notes to Condensed Consolidated Financial Statements.

	2006	2007	2008	2009	2010	Thereafter	Total
	(Amounts in millions)
Fixed rate borrowings:
Principal	$—	$—	$—	$325.0	$—	$135.0	$460.0
Interest	39.0	39.0	39.0	18.7	4.1	89.1	228.9

	$39.0	$39.0	$39.0	$343.7	$4.1	$224.1	$688.9

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

Under the supervision and with the participation of our management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2005.

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

None.

Item 6: Exhibits

An “Exhibit Index” is filed as part of this Form 10-Q on page 54 and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICARE HEALTH SYSTEMS, INC.
(Registrant)

Date: November 2, 2005	By:	/s/ GREGORY W. SCOTT
Gregory W. Scott Executive Vice President, Finance and Enterprise Services and Chief Financial Officer (Principal Financial Officer)

Date: November 2, 2005	By:	/s/ PETER A. REYNOLDS
Peter A. Reynolds Senior Vice President and Corporate Controller (Chief Accounting Officer)

PACIFICARE HEALTH SYSTEMS, INC.

EXHIBIT INDEX

2.01	Agreement and Plan of Merger, dated as of September 15, 2004 between the Registrant, Ashland Acquisition Corp., and American Medical Security Group, Inc. (incorporated by reference to Exhibit 2.01 of Registrant’s Form 8-K, dated September 15, 2004).

2.02	Agreement and Plan of Merger, dated as of July 6, 2005, between the Registrant, UnitedHealth Group, Inc. and Point Acquisition LLC (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K dated July 12, 2005).

3.01	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-3 (File No. 333-83069)).

3.02	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K, dated November 19, 1999).

3.03	Amendment to Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.03 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).

3.04	First Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.04 to Registrant’s Form 10-K for the year ended December 31, 2003).

4.01	Form of Specimen Certificate For Registrant’s Common Stock (incorporated by reference to Exhibit 4.02 to Registrant’s Form 10-K for the year ended December 31, 1999).

4.02	Indenture, dated as of November 22, 2002, between Registrant and U.S. Bank National Association (as Trustee) (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-3 (File No. 333-102909)).

4.03	Registration Rights Agreement, dated as of November 22, 2002, between the Registrant and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-3 (File No. 333-102909)).

4.04	Indenture, dated as of May 21, 2002, among PacifiCare Health Systems, Inc., as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc. and SeniorCo, Inc., as initial subsidiary guarantors, and State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).

4.05	Registration Rights Agreement, dated May 21, 2002, by and among PacifiCare Health Systems, Inc., PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc., SeniorCo, Inc., Morgan Stanley & Co. Incorporated and UBS Warburg LLC (incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).

4.06	Supplemental Indenture, dated as of September 15, 2003, by and among PacifiCare Health Systems, Inc., as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., Rx-Connect, Inc., and SeniorCo, Inc., as initial subsidiary guarantors, RxSolutions, Inc., PacifiCare Behavioral Health, Inc. and Secure Horizons USA, Inc., as PHPA subsidiary guarantors, U.S. Bank National Association, as successor to the State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.06 to Registrant’s Form 10-K for the year ended December 31, 2003).

4.07	Second Supplemental Indenture, dated as of November 19, 2003, by and among PacifiCare Health Systems, Inc., as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., MEDeMORPHUS Healthcare Solutions, Inc. (formerly known as Rx-Connect, Inc.) and SeniorCo, Inc., as initial subsidiary guarantors, RxSolutions, Inc., PacifiCare Behavioral Health, Inc. and Secure Horizons USA, Inc., as PHPA subsidiary guarantors, PacifiCare of Arizona, Inc. and PacifiCare of Oklahoma, Inc., as additional subsidiary guarantors, U.S. Bank National Association, as successor to the State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.07 to Registrant’s Form 10-Q for the quarter ended September 30, 2004).

4.08	Third Supplemental Indenture, dated as of January 14, 2004, by and among PacifiCare Health Systems, Inc., as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., MEDeMORPHUS Healthcare Solutions, Inc. (formerly known as Rx-Connect, Inc.), SeniorCo, Inc., RxSolutions, Inc., PacifiCare Behavioral Health, Inc., Secure Horizons USA, Inc., PacifiCare of Arizona, Inc. and PacifiCare of Oklahoma, Inc., as existing subsidiary guarantors, PacifiCare Southwest Operations, Inc., as additional subsidiary guarantor, U.S. Bank National Association, as successor to the State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.08 to Registrant’s Form 10-Q for the quarter ended September 30, 2004).

4.09	Fourth Supplemental Indenture, dated as of December 13, 2004, by and among PacifiCare Health Systems, Inc., as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., MEDeMORPHUS Healthcare Solutions, Inc. (formerly known as Rx-Connect, Inc.), SeniorCo, Inc., RxSolutions, Inc., PacifiCare Behavioral Health, Inc., Secure Horizons USA, Inc., PacifiCare of Arizona, Inc., PacifiCare of Oklahoma, Inc., and PacifiCare Southwest Operations, Inc., as existing subsidiary guarantors, American Medical Security Group, Inc., as additional subsidiary guarantor, U.S. Bank National Association, as successor to the State Street Bank and Trust Company of California, N.A., as trustee (incorporated by reference to Exhibit 4.09 to Registrant’s Form 10-K for the year ended December 31, 2004).

4.10	Fifth Supplemental Indenture, dated as of March 11, 2005, by and among PacifiCare Health Systems, Inc., as issuer of 10 3/4% Senior Notes due 2009, PacifiCare Health Plan Administrators, Inc., PacifiCare eHoldings, Inc., MEDeMORPHUS Healthcare Solutions, Inc. (formerly known as Rx-Connect, Inc.), SeniorCo, Inc., RxSolutions, Inc., PacifiCare Behavioral Health, Inc., Secure Horizons USA, Inc., PacifiCare of Arizona, Inc., PacifiCare of Oklahoma, Inc., PacifiCare Southwest Operations, Inc. and American Medical Security Group, Inc., as existing subsidiary guarantors, Nurse Healthline, Inc. and Continental Plan Services, Inc. as additional subsidiary guarantors and U.S. Bank National Association, as successor to the State Street Bank and Trust Company of California, N.A., (incorporated by reference to Exhibit 4.10 to Registrant’s Form 10-Q for the quarter ended March 31, 2005).

4.11	Specimen Form of Exchange Global Note for the 10 3/4% Senior Notes due 2009 (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-4 (File No. 333-91704)).

4.12	Rights Agreement, dated as of November 19, 1999, between the Registrant and Chase Mellon Shareholder Services, LLC (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K, dated November 19, 1999).

4.13	Amendment No. 1 to the Rights Agreement, dated as of February 1, 2005, between Registrant, Mellon Investor Services, LLC and Computershare Investor Services, LLC (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (File No. 001-31700) dated July 12, 2005).

4.14	Amendment No. 2 to the Rights Agreement, dated as of July 6, 2005, between Registrant and Computershare Investor Services, LLC, as rights agent (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K (File No. 001-31700) dated July 12, 2005).

10.01	Senior Executive Employment Agreement, dated as of March 30, 2004, between the Registrant and Howard G. Phanstiel (incorporated by reference to Exhibit 10.01 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.02	Senior Executive Employment Agreement, dated as of August 1, 2004, between the Registrant and Gregory W. Scott (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K, dated October 13, 2004).

10.03	Senior Executive Employment Agreement, dated as of May 3, 2005, between Registrant and Bradford A. Bowlus (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K, dated May 3, 2005).

10.04	Senior Executive Employment Agreement, dated as of June 13, 2005, between the Registrant and Jacqueline B. Kosecoff, Ph.D. (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K, dated June 13, 2005).

10.05	Senior Executive Employment Agreement, dated as of March 31, 2005, between the Registrant and Katherine F. Feeny (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K, dated April 4, 2005).

10.06	Senior Executive Employment Agreement, dated as of January 1, 2005, between the Registrant and Joseph S. Konowiecki (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K, dated January 4, 2005).

10.07	Senior Executive Employment Agreement, dated as of December 2, 2002, between the Registrant and Sharon D. Garrett (incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2002).

10.08	Senior Executive Employment Agreement, dated as of December 2, 2005, between the Registrant and Sharon D. Garrett (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K, dated October 11, 2005).

10.09	Senior Executive Employment Agreement, dated as of October 3, 2004, between the Registrant and Peter A. Reynolds (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K, dated October 13, 2004).

10.10	Senior Executive Employment Agreement, dated as of March 1, 2005, between the Registrant and James Frey (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K, dated March 25, 2005).

10.11	Senior Executive Employment Agreement, dated as of March 1, 2005, between the Registrant and Sam W. Ho (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K, dated April 13, 2005).

10.12	1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit 10.05 to Registrant’s Form 8-B, dated January 23, 1997).

10.13	First Amendment to 1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit D to Registrant’s Proxy Statement, dated May 25, 1999).

10.14	Second Amendment to the 1996 Stock Option Plan for Officers and Key Employees of the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).

10.15	Form of Restricted Stock Grant Notice and Restricted Stock Grant Agreement under the 1996 Stock Option Plan for Officers and Key Employees of the Registrant, as amended (incorporated by reference to Exhibit 10.12 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.16	Form of Stock Option Agreement under the 1996 Stock Option Plan for Officers and Key Employees of the Registrant, as amended (incorporated by reference to Exhibit 10.13 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.17	2000 Employee Plan (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-44038)).

10.18	First Amendment to the 2000 Employee Plan of the Registrant (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).

10.19	Form of Restricted Stock Grant Notice and Restricted Stock Grant Agreement under the 2000 Employee Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.16 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.20	Form of Stock Option Agreement under the 2000 Employee Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.21	Amended and Restated 2000 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 1 to Registrant’s Proxy Statement, dated May 18, 2001).

10.22	First Amendment to the Amended and Restated 2000 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).

10.23	Second Amendment to the Amended and Restated 2000 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 10.18 to Registrant’s Form 10-Q for the quarter ended September 30, 2003).

10.24	Form of Stock Option Agreement under the Amended and Restated 2000 Non-Employee Directors Stock Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.25	Amended and Restated 1996 Non-Officer Directors Stock Plan (incorporated by reference to Exhibit E to Registrant’s Proxy Statement, dated May 25, 1999).

10.26	First Amendment to Amended and Restated 1996 Non-Officer Directors Stock Option Plan (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-8 (File No. 333-49272)).

10.27	Form of Stock Option Agreement under the Amended and Restated 1996 Non-Officer Directors Stock Option Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.24 to Registrant’s Form 10-Q for the quarter ended March 31, 2004).

10.28	2005 Equity Incentive Plan of the Registrant (incorporated by reference to Annex A to Registrant’s Proxy Statement, dated April 13, 2005).

10.29	First Amendment to the 2005 Equity Incentive Plan of the Registrant dated May 19, 2005 (incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-Q for the quarter ended June 30, 2005).

10.30	Form of Non-Qualified Stock Option Agreement under the 2005 Equity Incentive Plan of the Registrant (incorporated by reference to Registrant’s Form 8-K, dated May 19, 2005).

10.31	2003 Incentive Bonus Plan of the Registrant (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2003).

10.32	2003 Management Incentive Compensation Plan of the Registrant (incorporated by reference to Annex B to Registrant’s Proxy Statement, dated May 8, 2003).

10.33	Amended 1997 Premium Priced Stock Option Plan of the Registrant (incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement, dated April 28, 1998).

10.34	First Amendment to Amended 1997 Premium Priced Stock Option Plan, dated as of August 27, 1998 (incorporated by reference to Exhibit 10.12 to Registrant’s Form 10-K for the year ended December 31, 1998).

10.35	Third Amended and Restated PacifiCare Health Systems, Inc. Stock Unit Deferred Compensation Plan, dated January 1, 2002 (incorporated by reference to Exhibit 10.20 to Registrant’s Form 10-K for the year ended December 31, 2002).

10.36	First Amendment, dated as of January 22, 2003, to the Third Amended and Restated PacifiCare Health Systems, Inc. Stock Unit Deferred Compensation Plan, dated January 1, 2002 (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2002).

10.37	Third Amended and Restated PacifiCare Health Systems, Inc. Non-Qualified Deferred Compensation Plan, dated as of October 23, 2003 (incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-Q for the quarter ended September 30, 2003).

10.38	Second Amended and Restated PacifiCare Health Systems, Inc. Statutory Restoration Plan, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.23 to Registrant’s Form 10-K for the year ended December 31, 2002).

10.39	Amended and Restated 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to Registrant’s Proxy Statement dated April 22, 2004).

10.40	Form of Contract with Eligible Medicare+Choice Organization and the Centers for Medicare and Medicaid Services for the period January 1, 2004 to December 31, 2004 (incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-K for the year ended December 31, 2003).

10.41	Form of Indemnification Agreement by and between the Registrant and certain of its Directors and Executive Officers (incorporated by reference to Exhibit 10.26 to Registrant’s Form 10-Q for the quarter ended March 31, 2003).

10.42	Information Technology Services Agreement, dated as of December 31, 2001, between the Registrant and International Business Machines Corporation (incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-K for the year ended December 31, 2001).

10.43	Information Technology Services Agreement, dated as of January 11, 2002, between the Registrant and Keane, Inc. (incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-K for the year ended December 31, 2001).

10.44	Credit Agreement, dated as of December 13, 2004, between the Registrant, the Subsidiary Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.01 to the Registrant’s Form 8-K, dated December 13, 2004).

10.45	Form of Stock Option Agreement under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.44 to Registrant’s Form 10-Q for the quarter ended June 30, 2005).

10.46	Form of Executive Restricted Stock Agreement under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.45 to Registrant’s Form 10-Q for the quarter ended June 30, 2005).

10.47	Form of Restricted Stock Agreement under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.46 to Registrant’s Form 10-Q for the quarter ended June 30, 2005).

10.48	PacifiCare Supplemental Executive Retirement Plan, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.47 to Registrant’s Form 10-Q for the quarter ended June 30, 2005).

10.49	First Amendment to the PacifiCare Executive Retirement Plan, dated as of December 17, 2003 (incorporated by reference to Exhibit 10.48 to Registrant’s Form 10-Q for the quarter ended June 30, 2005).

11.1	Statement regarding computation of per share earnings (included in Note 9 to the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q).

14.1	Financial Code of Ethics (incorporated by reference to Exhibit 14.1 to Registrant’s Form 10-K for the year ended December 31, 2003).

*15.1	Letter re: Unaudited Interim Financial Information, a copy of which is filed herewith.

*20.1	Report of Independent Registered Public Accounting Firm, a copy of which is filed herewith.

*31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

*	A copy of this exhibit is being filed with this Quarterly Report on Form 10-Q.